Form 10-Q
period 1996-03-31
SCICLONE PHARMACEUTICALS INC
filed 1996-05-15
CIK 880771

FORM 10-Q




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ______________________

Commission file number:  0-19825

                         SCICLONE PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                     94-3116852
       ----------                                     ----------
(State or other jurisdiction                       (I.R.S. employer
of incorporation or organization)                 identification no.)


901 Mariners Island Blvd., Suite 315, San Mateo, California            94404
- - -----------------------------------------------------------            -----
         (Address of principal executive offices)                    (Zip code)

                                 (415) 358-3456
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

         Yes    X          No
            --------         -------

         As of April 30, 1996, 17,436,561 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.



                        INDEX

PART I.     FINANCIAL INFORMATION                                     PAGE NO.

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets
                 March 31, 1996 and December 31, 1995                    3

            Consolidated Statements of Operations
                 Three months ended March 31, 1996 and 1995              4

            Consolidated Statements of Cash Flows
                 Three months ended March 31, 1996 and 1995              5

            Notes to Consolidated Financial Statements                   6

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             10


Signatures                                                               11

PART I.  FINANCIAL INFORMATION

Item  1. Consolidated Financial Statements


                         SCICLONE PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                                                             March 31,                December 31,
                                                                                               1996                       1995
                                                                                           ==============             =============
                                                                                            (unaudited)
Current assets:
    Cash and cash equivalents                                                               $   3,892,265             $   3,986,307
    Short-term investments                                                                     12,344,208                15,467,685
    Accounts receivable                                                                           120,833                   108,410
    Inventory                                                                                   2,532,746                 2,360,479
    Prepaid expenses and other current assets                                                   2,268,999                 1,955,930
                                                                                            -------------             -------------
Total current assets                                                                           21,159,051                23,878,811

Property and equipment, net                                                                       318,348                   313,703
Long-term investments                                                                          28,951,453                27,935,835
Notes receivable from officers                                                                  1,761,955                 1,964,065
Other assets                                                                                       58,386                    58,381
                                                                                            -------------             -------------
Total assets                                                                                $  52,249,193             $  54,150,795
                                                                                            =============             =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                        $     394,302             $     472,477
    Accrued compensation and benefits                                                             874,072                 1,086,904
    Accrued clinical trial expense                                                              1,668,696                 2,054,741
    Accrued professional fees                                                                   1,121,500                   765,000
    Other accrued expenses                                                                        320,184                   216,411
                                                                                            -------------             -------------
Total current liabilities                                                                       4,378,754                 4,595,533

Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares
        authorized ; no shares issued and outstanding                                                --                        --
     Common stock, no par value; 75,000,000 shares
        authorized; 17,386,590 and 16,807,257 shares
        issued and outstanding                                                                108,267,851               105,915,548
     Net unrealized gain on available-for-sale securities                                          76,612                   450,086
     Accumulated deficit                                                                      (60,344,021)              (56,605,519)
     Deferred compensation                                                                       (130,003)                 (204,853)
                                                                                            -------------             -------------
Total shareholders' equity                                                                     47,870,439                49,555,262
                                                                                            -------------             -------------
Total liabilities and shareholders' equity                                                  $  52,249,193             $  54,150,795
                                                                                            =============             =============


                              See notes to consolidated financial statements


                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Three months ended
                                                          March 31,
                                                   1996                 1995
                                              =============       =============

Product sales                                 $    126,308         $         --

Cost of product sales                              199,800                   --
                                              ------------         ------------

Gross profit                                       (73,492)                  --

Operating expenses:
     Research and development                    2,534,601            2,319,184
     Marketing                                   1,070,817            1,146,389
     General and administrative                    775,698              789,964
                                              ------------         ------------
Total operating expenses                         4,381,116            4,255,537
                                              ------------         ------------

Loss from operations                            (4,454,608)          (4,255,537)

Interest and investment income, net                716,106              686,147
                                              ------------         ------------

Net loss                                      $ (3,738,502)        $ (3,569,390)
                                              ============         ============

Net loss per share                            $      (0.22)        $      (0.21)
                                              ============         ============

Weighted average shares used in
     computing per share amounts                17,051,546           17,086,780
                                              ============         ============


                 See notes to consolidated financial statements


                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                       Three months ended
                                                                                                            March 31,
                                                                                                 1996                       1995
                                                                                            =============              ============
Operating activities:
   Net loss                                                                                 $ (3,738,502)              $ (3,569,390)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                                              116,111                    127,818
      Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                                      (110,964)                  (593,189)
         Accounts receivable                                                                     (12,423)                      --
         Inventory                                                                              (172,267)                      --
         Accounts payable and other accrued expenses                                              25,598                    (45,952)
         Accrued clinical trial expense                                                         (386,045)                    19,051
         Accrued professional fees                                                               356,500                    305,750
         Accrued compensation and benefits                                                      (212,832)                  (660,821)
                                                                                            ------------               ------------
Net cash used in operating activities                                                         (4,134,824)                (4,416,733)
                                                                                            ------------               ------------

Investing activities:
   Purchase of property and equipment                                                            (45,906)                   (41,107)
   Sale of marketable securities, net                                                          1,734,385                  6,231,072
                                                                                            ------------               ------------
Net cash provided by investing activities                                                      1,688,479                  6,189,965
                                                                                            ------------               ------------

Financing activities:
   Proceeds from issuance of common stock, net                                                 2,352,303                       --
                                                                                            ------------               ------------
Net cash provided by financing activities                                                      2,352,303                       --
                                                                                            ------------               ------------
Net (decrease) increase in cash and cash equivalents                                             (94,042)                 1,773,232
Cash and cash equivalents, beginning of period                                                 3,986,307                  8,292,888
                                                                                            ------------               ------------
Cash and cash equivalents, end of period                                                    $  3,892,265               $ 10,066,120
                                                                                            ============               ============
Supplemental disclosures of noncash financing activities:
   Net unrealized (loss) gain on available-for-sale securities                              $   (373,474)              $    804,096


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                   Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 1995. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The interim results are not necessarily indicative of results for the full year.

2. Net loss per share has been computed using the weighted average number of common shares outstanding during each period presented. Common equivalent shares for outstanding options and warrants were not included in the weighted average shares outstanding because the effect would be antidilutive.


3.       The following is a summary of available-for-sale securities at March
         31, 1996:

                                                             Available-for-Sale Securities
                                              --------------------------------------------------------------
                                                                Gross            Gross           Estimated
                                               Amortized     Unrealized        Unrealized           Fair
                                                 Cost           Gains            Losses             Value
                                                 ----           -----            ------             -----
         U.S. government &
            agency obligations                $26,619,426        $ 20,771      $(231,886)        $26,408,311
         Corporate obligations                 14,059,333          28,777        (99,908)         13,988,202
         Corporate equity securities              540,290         358,858             --             899,148
                                              -----------        --------      ---------         -----------
                                              $41,219,049        $408,406      $(331,794)        $41,295,661
                                              ===========        ========       =========        ===========


         The amortized cost and estimated fair value of debt and marketable securities at March 31, 1996 by contractual maturity are shown below.


                                                                    Estimated
                                                  Amortized            Fair
                                                     Cost             Value
                                                     ----             -----
         Due in one year or less                  $11,513,451      $11,445,060
         Due after one year through three years    12,280,755       12,205,216
         Due after three years                     16,884,553       16,746,237
                                                   ----------       ----------
                                                   40,678,759       40,396,513
         Corporate equity securities                  540,290          899,148
                                                   ----------       ----------
                                                  $41,219,049      $41,295,661
                                                  ===========      ===========

4.       The following is a summary of inventories at March 31, 1996:

         Raw materials                          $2,478,113
         Finished goods                             54,633
                                                ----------
                                                $2,532,746
                                                ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Except for historical information contained herein, the following material is a forward-looking statement that is subject to certain risks and uncertainties. These risks and uncertainties include the Company's reliance on a single product, ZADAXIN(R) thymosin alpha 1, for its revenues, the absence of regulatory approval for ZADAXIN in significant markets, uncertainties regarding ZADAXIN's efficacy and outcome of ongoing clinical trials, risks associated with the manufacture and supply of ZADAXIN and relationships with collaborative partners, and competition from competing therapies, as well as other risks and uncertainties described herein and in the Company's Annual Report on Form 10-K and its other reports filed with the Securities Exchange Commission.

         The Company is an international biopharmaceutical company involved in the acquisition, development and commercialization of pharmaceuticals worldwide. The Company's focus is on therapeutics for diseases that are chronic and life-threatening, including hepatitis B and C, cancer and immune system disorders. To date, the Company's principal focus has been the development and commercialization of ZADAXIN.

         From commencement of operations through March 31, 1996, the Company incurred a cumulative net loss of approximately $60.3 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities. The Company's ability to achieve a profitable level of operations currently is dependent in large part on obtaining additional favorable clinical data on ZADAXIN (particularly from the Phase III trial in Taiwan), securing regulatory approvals in additional countries, acquiring rights to additional drugs, entering into and extending agreements for product development and commercialization, where appropriate, and expanding from development to marketing. There can be no assurance that the Company will ever achieve a profitable level of operations.

         The Company's operating results may fluctuate from period to period as a result of, among other things, the timing and costs associated with clinical trials and the regulatory approval process, and the acquisition of additional product rights. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Any setbacks in clinical trials, in the regulatory approval process or in relationships with collaborative partners, and any shortfalls in revenue or earnings from levels expected by securities analysts, among other developments, could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

Results of Operations

         Product sales reached approximately $126,000 for the three month period ended March 31, 1996. There were no product sales for the corresponding period in 1995. The Company commenced shipment of ZADAXIN in the second quarter of 1995 and has been recording product sales under a named patient registration program. The Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries. As a result, the Company expects product sales to increase during 1996 and beyond if additional ZADAXIN marketing approvals are obtained. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will ever achieve significant levels of product sales.

         Cost of product sales was approximately $200,000 for the three month period ended March 31, 1996. There was no cost of product sales for the corresponding period in 1995. Cost of product sales relates to the Company's commencement of ZADAXIN sales in the second quarter of 1995 and the fixed costs associated with acquiring and warehousing product inventory. The Company expects cost of product sales to vary from quarter to quarter, depending upon the level of product sales and the absorption of fixed product-related costs.

         Research and development expenses increased to approximately $2,535,000 for the three month period ended March 31, 1996 from approximately $2,319,000 for the corresponding period in 1995. This increase is primarily attributable to increased payroll costs. The Company is currently reviewing its U.S. and European ZADAXIN clinical trial strategy and the results of this review will have a significant effect on the Company's research and development expenses.
In general, the Company expects this research and development expenses to increase over the next several years and to vary quarter to quarter as the Company initiates additional clinical trials and testing acquires product rights, initiates additional trials, and expands regulatory activities.

         Marketing expenses were approximately $1,071,000 for the three month period ended March 31, 1996 as compared to $1,146,000 for the corresponding period in the prior year. This decrease is primarily attributable to decreased payroll costs related to an executive officer who left the Company in 1995 offset by increased professional services and travel expenses. The Company expects marketing expenses to increase significantly in the next several years as it expands its commercialization and marketing efforts and pursues other strategic relationships.

         General and administrative expenses were approximately $776,000 for the three month period ended March 31, 1996 as compared to approximately $790,000 for the corresponding period in the prior year. This decrease is primarily attributable to decreased expenses for professional services, primarily legal services associated with a 1994 securities class action lawsuit. In the near term, the Company expects general and administrative expenses to increase as the Company augments its general and administrative activities to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

         Net interest and investment income was approximately $716,000 for the three month period ended March 31, 1996 as compared to approximately $686,000 in the same period in 1994. This increase primarily resulted from overall increased interest rates and gains from the sale of certain short-term investments.

Liquidity and Capital Resources

         At March 31, 1996, the Company had approximately $45,188,000 in cash, cash equivalents and highly liquid short and long-term investments.

         Net cash used by the Company in operating activities amounted to approximately $4,135,000 for the three month period ended March 31, 1996. Net cash used in operating activities in the 1996 period is greater than the Company's net loss for such period primarily due to cash used for inventory purchases, the prepayment of certain future period expenses and decreases in amounts owed to third parties for goods and services related to clinical trial expenses and compensation and benefits. These uses were offset by increases in amounts owed for accrued professional fees and noncash charges associated with depreciation and amortization. Net cash used in operations amounted to approximately $4,417,000 for the three month period ended March 31, 1995. Net cash used in operating activities in the 1995 period is greater than the Company's net loss for such period primarily due to cash used for the prepayment of certain future period expenses and decreases in amounts owed to employees for compensation and benefits. These uses of cash were offset by increases in amounts owed for accrued professional fees and noncash charges associated with depreciation and amortization.

         Net cash provided by investing activities for the three month period ended March 31, 1996 related to the net sale of approximately $1,735,000 of marketable securities offset by the purchase of $46,000 in equipment and furniture. Net cash provided by investing activities for the comparable 1995 period primarily resulted from the net sale of $6,231,000 of marketable securities offset by the purchase of $41,000 of equipment and furniture.

         Net cash provided by financing activities for the three month period ending March 31, 1996 primarily consisted of approximately $2,352,000 in proceeds received fro the issuance of common stock under the Company's stock option plan. There were no financing activities for the three month period ending March 31, 1995.

         Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations for at least through 1997. However, the Company's capital requirements may change depending upon numerous factors, including the availability of complementary products, technologies and businesses, the results of clinical trials and testing, the timing of regulatory approvals, developments in relationships with collaborative partners and the status of competitive products. If the Company cannot eventually generate sufficient funds from operations, it will need to raise additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit
           Number                        Description
           ------                        -----------

          10.1 Compensation agreement dated January 19, 1996, between the Registrant and Philip H. Vander Werf*

          10.2 Employment agreement, dated February 1, 1996, between the Registrant and Donald R. Sellers*

          10.3 Sublease, dated January 1, 1996, between the Registrant and Cord Blood Registry, Inc., concerning property located at 901 Mariners Island Boulevard, San Mateo, California

          27      Financial Data Schedule

(b)       Reports on Form 8-K

          None


*         Management Compensatory plan or arrangement

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCICLONE PHARMACEUTICALS, INC.
                                                     (Registrant)



Date:   May 14, 1996                          Donald R. Sellers
                                       -------------------------------
                                              Donald R. Sellers
                                           Chief Executive Officer
                                        (Principal Executive Officer)


Date:   May 14, 1996                            Mark A. Culhane
                                       -------------------------------
                                                Mark A. Culhane
                                      Vice President, Finance and Administration
                                          and Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                            Description
- - -------                           -----------

  10.1 Compensation Agreement dated January 19, 1996 between the Registrant and Philip H. Vander Werf*

  10.2 Employment Agreement dated February 1, 1996 between the Registrant and Donald R. Sellers

  10.3 Sublease dated January 1, 1996, between the Registrant and Cord Blood Registry, Inc., concerning property located at 901 Mariner's Island Boulevard, San Mateo, California

  27         Financial Data Schedule**

- - -----------------

*        Management Compensatory plan or arrangement.

** This exhibit shall not be deemed filed for purposes of Section 11 of the Securities Act, Section 18 of the Exchange Act, and Section 323 of the Trust Indenture Act, or otherwise be subject to the liabilities of such sections.