Form 10-Q
period 1996-06-30
SCICLONE PHARMACEUTICALS INC
filed 1996-08-14
CIK 880771

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ______________________

Commission file number:  0-19825

                         SCICLONE PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          California                                  94-3116852
          ----------                                  -----------
(State or other jurisdiction of                     (I.R.S. employer
 incorporation or organization)                    identification no.)



901 Mariners Island Blvd., Suite 315, San Mateo, California             94404
- -----------------------------------------------------------             -----
          (Address of principal executive offices)                    (Zip code)

                                 (415) 358-3456
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 ---------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

         Yes    X               No
             -------                -------

         As of July 31, 1996, 17,593,742 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.



                                      INDEX

PART I.       FINANCIAL INFORMATION                                     PAGE NO.

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets
                   June 30, 1996 and December 31, 1995                     3

              Consolidated Statements of Operations
                   Three and six months ended June 30, 1996 and 1995       4

              Consolidated Statements of Cash Flows
                   Six months ended June 30, 1996 and 1995                 5

              Notes to Consolidated Financial Statements                   6

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                             11


Signatures                                                                 12

PART I.  FINANCIAL INFORMATION

Item  1. Consolidated Financial Statements

                                        SCICLONE PHARMACEUTICALS, INC.

                                          CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                                 June 30,        December 31,
                                                                                   1996               1995
                                                                               -------------    -------------
                                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                                  $   6,090,453    $   3,986,307
    Short-term investments                                                         9,196,281       15,467,685
    Accounts receivable, net                                                          85,800          108,410
    Inventory                                                                      2,485,450        2,360,479
    Prepaid expenses and other current assets                                      2,193,177        1,955,930
                                                                               -------------    -------------
Total current assets                                                              20,051,161       23,878,811

Property and equipment, net                                                          313,254          313,703
Other assets                                                                          66,722           58,381
Long-term investments                                                             27,077,875       27,935,835
Notes receivable from officers                                                     1,658,741        1,964,065
                                                                               -------------    -------------
Total assets                                                                   $  49,167,753    $  54,150,795
                                                                               =============    =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $     564,106    $     472,477
    Accrued compensation and benefits                                                823,150        1,086,904
    Accrued clinical trial expense                                                 1,441,811        2,054,741
    Accrued professional fees                                                      1,761,500          765,000
    Other accrued expenses                                                           363,273          216,411
                                                                               -------------    -------------
Total current liabilities                                                          4,953,840        4,595,533
                                                                               -------------    -------------
Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares
        authorized ; no shares issued and outstanding                                   --               --
     Common stock, no par value; 75,000,000 shares
        authorized; 17,470,198 and 16,807,257 shares
        issued and outstanding                                                   108,694,269      105,915,548
     Net unrealized (loss) gain on available-for-sale
        securities                                                                  (405,878)         450,086
     Accumulated deficit                                                         (64,074,478)     (56,605,519)
     Deferred compensation                                                              --           (204,853)
                                                                               -------------    -------------
Total shareholders' equity                                                        44,213,913       49,555,262
                                                                               -------------    -------------
Total liabilities and shareholders' equity                                     $  49,167,753    $  54,150,795
                                                                               =============    =============

                                See notes to consolidated financial statements


                                   SCICLONE PHARMACEUTICALS, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)


                                             Three months ended             Six months ended
                                                  June 30,                     June 30,
                                            1996           1995            1996           1995
                                      ------------    ------------    ------------    ------------

Product sales                         $    122,037    $     45,198    $    248,345    $     45,198

Cost of product sales                      203,660         203,293         403,460         203,293
                                      ------------    ------------    ------------    ------------
Gross profit                               (81,623)       (158,095)       (155,115)       (158,095)

Operating expenses:
     Research and development            2,542,473       2,641,347       5,077,074       4,960,531
     Marketing                           1,030,296         893,512       2,101,113       2,039,901
     General and administrative            787,636         707,939       1,563,334       1,497,903
                                      ------------    ------------    ------------    ------------
Total operating expenses                 4,360,405       4,242,798       8,741,521       8,498,335
                                      ------------    ------------    ------------    ------------
Loss from operations                    (4,442,028)     (4,400,893)     (8,896,636)     (8,656,430)

Interest and investment income, net        711,571         718,277       1,427,677       1,404,424
                                      ------------    ------------    ------------    ------------

Net loss                              $ (3,730,457)   $ (3,682,616)   $ (7,468,959)   $ (7,252,006)
                                      ============    ============    ============    ============

Net loss per share                    $      (0.21)   $      (0.22)   $      (0.43)   $      (0.43)
                                      ============    ============    ============    ============
Weighted average shares used in
     computing per share amounts        17,441,228      16,876,593      17,246,676      16,981,106
                                      ============    ============    ============    ============


                           See notes to consolidated financial statements

                                 SCICLONE PHARMACEUTICALS, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                                                         Six months ended
                                                                             June 30,
                                                                      1996              1995
                                                                  -------------   -------------
Operating activities:
   Net loss                                                       $ (7,468,959)   $ (7,252,006)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                    288,434         253,251
      Changes in operating assets and liabilities:
         Accounts receivable                                            22,610         (40,727)
         Inventory                                                    (124,971)     (1,028,312)
         Prepaid expenses and other assets                              59,736      (1,502,062)
         Accounts payable and other accrued expenses                   238,491        (206,744)
         Accrued clinical trial expense                               (612,930)        208,815
         Accrued professional fees                                     996,500         213,750
         Accrued compensation and benefits                            (263,754)       (516,972)
                                                                  ------------    ------------
Net cash used in operating activities                               (6,864,843)     (9,871,007)
                                                                  ------------    ------------
Investing activities:
   Purchase of property and equipment                                  (83,132)        (95,698)
   Sale of short and long term investments, net                      6,273,400      10,607,701
                                                                  ------------    ------------
Net cash provided by investing activities                            6,190,268      10,512,003
                                                                  ------------    ------------

Financing activities:
   Proceeds from issuance of common stock, net                       2,778,721          63,338
   Repurchase of common stock                                             --        (1,924,897)
                                                                  ------------    ------------
Net cash provided by (used in) financing activities                  2,778,721      (1,861,559)
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                 2,104,146      (1,220,563)
Cash and cash equivalents, beginning of period                       3,986,307       8,292,888
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $  6,090,453    $  7,072,325
                                                                  ============    ============
Supplemental disclosures of noncash financing activities:
   Net unrealized (loss) gain on available-for-sale securities        (855,964)      2,045,461

                         See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                   Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 1995. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim and commencement to date periods presented. The interim results are not necessarily indicative of results for the full year.

2. Net loss per share has been computed using the weighted average number of common shares outstanding during each period presented. Common equivalent shares for outstanding options and warrants were not included in the weighted average shares outstanding because the effect of including them is antidilutive.

3. The following is a summary of available-for sale securities at June 30, 1996:

                                                  Available-for-Sale Securities
                                 -----------------------------------------------------------
                                                    Gross          Gross          Estimated
                                                  Unrealized     Unrealized         Fair
                                      Cost          Gains          Losses          Value
                                 ------------   ------------    ------------    ------------
         U.S. Government &
          Agency obligations     $ 24,995,308   $      2,581    $   (347,534)   $ 24,650,355
         Corporate obligations     11,484,726         10,255         (79,682)     11,415,299
         Corporate securities         200,000         24,102         (15,600)        208,502
                                 ------------   ------------    ------------    ------------
                                 $ 36,680,034   $     36,938    $   (442,816)   $ 36,274,156
                                 ============   ============    ============    ============

         The amortized cost and estimated fair value of debt and marketable securities at June 30, 1996 by contractual maturity are shown below.

                                                                 Estimated
                                                                   Fair
                                                      Cost         Value
                                                  -----------   -----------
         Due in one year or less                  $ 9,016,529   $ 8,987,779
         Due after one year through three years    21,122,138    20,855,060
         Due after three years                      6,341,367     6,222,815
                                                  -----------   -----------
                                                   36,480,034    36,065,654
         Corporate securities                         200,000       208,502
                                                  -----------   -----------
                                                  $36,680,034   $36,274,156
                                                  ===========   ===========

4.       The following is a summary of inventories at June 30, 1996:

          Raw materials                    $2,445,038
          Finished goods                       40,412
                                           ----------
                                           $2,485,450
                                           ==========

5. In April 1996, the Company acquired an exclusive license for CPX, a synthetic compound developed by the National Institutes of Health, ("NIH") as a potential treatment for cystic fibrosis. NIH will receive certain milestone payments upon successful research and development results in addition to royalties on net sales revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Except for historical information contained herein, the following material is a forward-looking statement that is subject to certain risks and uncertainties. These risks and uncertainties include the Company's current reliance on a single product, ZADAXIN(R) thymosin alpha 1, for its revenues, the absence of regulatory approval for ZADAXIN in significant markets, uncertainties regarding prospects for regulatory approvals based on existing clinical data, risks associated with the manufacture and supply of ZADAXIN and relationships with collaborative partners, and competition from competing therapies, as well as other risks and uncertainties described herein and in the Company's Annual Report on Form 10-K and its other reports filed with the Securities Exchange Commission.

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

         From commencement of operations through June 30, 1996, the Company incurred a cumulative net loss of approximately $64.1 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities. The Company's ability to achieve a profitable level of operations currently is dependent in large part on securing regulatory approvals for ZADAXIN in additional countries, successfully launching ZADAXIN once approved, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will ever achieve a profitable level of operations.

         The Company's operating results may fluctuate from period to period as a result of, among other things, the timing and costs associated with clinical trials and the regulatory approval process, and the acquisition of additional product rights. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Any setbacks in clinical trials, in the regulatory approval process or in relationships with collaborative partners, and any shortfalls in revenue or earnings from levels expected by securities analysts, among other developments, have in the past had and could in the future have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.


Results of Operations

         Product sales reached approximately $122,000 and $248,000 for the three and six month periods ended June 30, 1996, respectively, as compared to approximately $45,000 for each of the corresponding periods in 1995. The Company commenced shipment of ZADAXIN in the second quarter of 1995 and has been recording product sales under a named patient registration program. The Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries. As a result, the Company expects product sales to increase during the remainder of 1996 and beyond if additional ZADAXIN marketing approvals are obtained. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will ever achieve significant levels of product sales.

         Cost of product sales was approximately $204,000 and $403,000 for the three and six month periods ended June 30, 1996, respectively, as compared to approximately $203,000 for each of the corresponding periods in 1995. This increase relates to the Company's increase in product sales and the fixed costs associated with acquiring and warehousing product inventory. The Company expects cost of product sales to vary from quarter to quarter, dependent upon the level of product sales and the absorption of fixed product-related costs.

         Research and development expenses were approximately $2,542,000 and $5,077,000 for the three and six month periods ended June 30, 1996, respectively, as compared to approximately $2,641,000 and $4,961,000 for the corresponding periods in 1995. The decrease in the three month period is primarily attributable to decreased clinical trials expenses offset by increased professional fees. The change in the six month period is primarily attributable to increased payroll costs and professional fees offset by decreased clinical trials expenses. In April, 1996, the Company acquired an exclusive license for CPX, a synthetic compound developed by the National Institutes of Health as a potential treatment for cystic fibrosis. The Company has incurred additional professional consulting service fees to initiate the development of this compound. The decrease in clinical trial expenses was primarily a result of completion of enrollment in the ZADAXIN U.S. Phase III Hepatitis C trial. The Company is currently reviewing its U.S. and European ZADAXIN clinical trial strategy and the results of this review will have a significant effect on the Company's research and development expenses. In general,the Company expects research and development expenses to increase over the next several years and to vary quarter to quarter as the Company initiates additional clinical trials and testing, acquires product rights, initiates additional trials, and expands regulatory activities.

         Marketing expenses were approximately $1,030,000 and $2,101,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $894,000 and $2,040,000 for the corresponding periods in the prior year. This increase is primarily attributable to increased professional services expenses offset by decreased payroll costs related to an executive officer who left the Company in 1995. The Company expects marketing expenses to increase significantly in the next several years as it expands its commercialization and marketing efforts and pursues other strategic relationships.

         General and administrative expenses were approximately $788,000 and $1,563,000 for the three and six month periods ended June 30, 1996, respectively, as compared to approximately $708,000 and $1,498,000 for the corresponding periods in the prior year. The increase is primarily attributable to increased payroll costs offset by decreased expenses for professional services, primarily legal services and consulting fees. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

         Net interest and investment income was approximately $712,000 and $1,428,000 for the three and six month periods ended June 30, 1996, respectively, as compared to approximately $718,000 and $1,404,000 in the same periods in 1995. The changes in the three and six month periods primarily resulted from decreased interest and investment income due to lower average invested cash balances offset by overall increased rates and gains from the sale of certain short-term investments.

Liquidity and Capital Resources

         At June 30, 1996, the Company had approximately $42,365,000 in cash, cash equivalents and highly liquid short and long term investments.

         Net cash used by the Company in operating activities amounted to approximately $6,865,000 for the six month period ended June 30, 1996. Net cash used in operating activities in the 1996 period is less than the Company's net loss for such period primarily due to noncash charges associated with depreciation and amortization, decreases in and prepayments of certain future period expenses and increases in amounts owed for accounts payable and accrued professional fees. These were offset by cash used for inventory purchases and decreases in amounts owed to third parties for goods and services related to clinical trial expenses and compensation and benefits. Net cash used in operating activities amounted to approximately $9,871,000 for the six month period ended June 30, 1995. Net cash used in operating activities in the 1995 period is greater than the Company's net loss for such period primarily due to inventory purchases, the prepayment of certain future period expenses and payments for accrued compensation and benefits and accounts payable. These uses were offset by increases in amounts owed to third parties for clinical trial expenses and professional fees, in addition to noncash charges associated with depreciation and amortization.

         Net cash provided by investing activities for the six month period ended June 30, 1996 related to the net sale of approximately $6,273,000 of marketable securities offset by the purchase of $83,000 in equipment and furniture. Net cash provided in investing activities for the comparable 1995 period primarily resulted from the net sale of $10,608,000 of marketable securities offset by the purchase of $96,000 of equipment and furniture.

         Net cash provided by financing activities for the six month period ending June 30, 1996 primarily consisted of approximately $2,779,000 in proceeds received for the issuance of common stock under the Company's stock option plan. Net cash used in financing activities for the six month period ending June 30, 1995 related to repurchases of the Company's common stock of approximately $1,925,000 offset by approximately $63,000 in proceeds received from issuance of common stock under the Company's stock option plan.

         Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations at least through 1997. However, the Company's capital requirements may change depending upon numerous factors, including the availability of complementary products, technologies and businesses, the results of clinical trials and testing, the timing of regulatory approvals, developments in relationships with collaborative partners and the status of competitive products. If the Company cannot eventually generate sufficient funds from operations, it will need to raise additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit
              Number                      Description
              --------                    -----------

              10.1 License Agreement effective April 19, 1996 between the Registrant and the National Institutes of Health Office of Technology Transfer*

              27           Financial Data Schedule

(b)           Reports on Form 8-K

              None


*             Confidential treatment requested.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCICLONE PHARMACEUTICALS, INC.
                                                    (Registrant)




Date:   August 14, 1996                          Donald R. Sellers
                                    --------------------------------------------
                                                 Donald R. Sellers
                                              Chief Executive Officer
                                           (Principal Executive Officer)



Date:   August 14, 1996                           Mark A. Culhane
                                     -------------------------------------------
                                                  Mark A. Culhane
                                     Vice President, Finance and Administration
                                            and Chief Financial Officer
                                     (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number                          Description
- -------                         -----------
10.1 License Agreement effective April 19, 1996 between the Registrant and the National Institutes of Health Office of Technology Transfer*

27         Financial Data Schedule**

- ---------------

*        Confidential treatment requested.

** This exhibit shall not be deemed filed for purposes of Section 11 of the Securities Act, Section 18 of the Exchange Act, and Section 323 of the Trust Indenture Act, or otherwise be subject to the liabilities of such sections.