Form 10-Q/A
period 1996-06-30
SCICLONE PHARMACEUTICALS INC
filed 1996-10-15
CIK 880771

FORM 10-Q/A


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ______________________

Commission file number:  0-19825

                         SCICLONE PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          California                                  94-3116852
          ----------                                  -----------
(State or other jurisdiction of                     (I.R.S. employer
 incorporation or organization)                    identification no.)



901 Mariners Island Blvd., Suite 315, San Mateo, California             94404
-----------------------------------------------------------             -----
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

     The undersigned Registrant hereby amends the following exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, as set forth below:

     At the Commission's request, the Registrant is refiling Exhibit 10.1 in accordance with the Commission's granting of an order for confidential treatment of certain portions of Exhibit 10.1.

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



Exhibit
Number                          Description
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