Form 10-Q
period 1996-09-30
SCICLONE PHARMACEUTICALS INC
filed 1996-11-13
CIK 880771

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ______________________

Commission file number:  0-19825


                         SCICLONE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           California                                   94-3116852
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                      identification no.)


901 Mariners Island Blvd., Suite 315, San Mateo, California              94404
           (Address of principal executive offices)                   (Zip code)

                                 (415) 358-3456
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

             Yes       X                        No
                -----------------                 ----------------
           As of October 31, 1996, 17,610,195 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.



                                      INDEX
                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                               NO.

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
              September 30, 1996 and December 31, 1995                         3

         Consolidated Statements of Operations
              Three and nine months ended September 30, 1996 and 1995          4

         Consolidated Statements of Cash Flows
              Nine months ended September 30, 1996 and 1995                    5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 6.  Exhibits and Reports on Form 8-K                                     11


Signatures                                                                    12

PART I.  FINANCIAL INFORMATION

Item  1. Consolidated Financial Statements

                         SCICLONE PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  September 30,    December 31,
                                                       1996            1995
                                                  -------------    -------------
                                                    (unaudited)
Current assets:
    Cash and cash equivalents                     $   4,243,540    $   3,986,307
    Short-term investments                            8,723,312       15,467,685
    Accounts receivable, net                            133,106          108,410
    Inventory                                         2,465,363        2,360,479
    Prepaid expenses and other current assets         2,076,860        1,955,930
                                                  -------------    -------------
Total current assets                                 17,642,181       23,878,811

Property and equipment, net                             298,630          313,703
Other assets                                             36,032           58,381
Long-term investments                                25,068,593       27,935,835
Notes receivable from officers                        2,653,014        1,964,065
                                                  -------------    -------------
Total assets                                      $  45,698,450    $  54,150,795
                                                  =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                              $     345,451    $     472,477
    Accrued compensation and benefits                   798,874        1,086,904
    Accrued clinical trial expense                    1,190,048        2,054,741
    Accrued professional fees                         1,501,501          765,000
    Other accrued expenses                              374,473          216,411
                                                  -------------    -------------
Total current liabilities                             4,210,347        4,595,533
                                                  -------------    -------------

Shareholders' equity:
    Preferred stock, no par value; 10,000,000
         shares authorized; no shares issued
         and outstanding                                   --               --
     Common stock, no par value; 75,000,000
        shares authorized; 17,600,492 and
        16,807,257 shares issued and outstanding    109,580,480      105,915,548
     Net unrealized (loss) gain on
        available-for-sale securities                  (246,532)         450,086
     Accumulated deficit                            (67,845,845)    (56,605,519)
     Deferred compensation                                 --          (204,853)
                                                  -------------    -------------
Total shareholders' equity                           41,488,103       49,555,262
                                                  -------------    -------------
Total liabilities and shareholders' equity        $  45,698,450    $  54,150,795
                                                  =============    =============

                 See notes to consolidated financial statements

                                              SCICLONE PHARMACEUTICALS, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (unaudited)




                                               Three months ended                Nine months ended
                                                   September 30,                   September 30,
                                                1996            1995            1996            1995
                                           ------------    ------------    ------------    ------------

Product sales                              $    152,258    $    116,575    $    400,603    $    161,773

Cost of product sales                           151,696         274,234         555,156         477,527
                                           ------------    ------------    ------------    ------------
Gross profit                                        562        (157,659)       (154,553)       (315,754)


Operating expenses:
     Research and development                 2,535,828       2,876,734       7,612,902       7,837,265
     Marketing                                1,046,904         939,724       3,148,017       2,979,625
     General and administrative                 777,604         692,966       2,340,938       2,190,869
                                           ------------    ------------    ------------    ------------
Total operating expenses                      4,360,336       4,509,424      13,101,857      13,007,759
                                           ------------    ------------    ------------    ------------

Loss from operations                         (4,359,774)     (4,667,083)    (13,256,410)    (13,323,513)

Interest and investment income, net             588,407         954,595       2,016,084       2,359,019
                                           ------------    ------------    ------------    ------------

Net loss                                   $ (3,771,367)   $ (3,712,488)   $(11,240,326)   $(10,964,494)
                                           ============    ============    ============    ============
Net loss per share                         $      (0.21)   $      (0.22)   $      (0.65)   $      (0.65
                                           ============    ============    ============    ============
Weighted average shares used in
     computing per share amounts             17,579,717      16,781,285      17,359,726      16,913,767
                                           ============    ============    ============    ============


                                            See notes to consolidated financial statements

                                                                    4

                                      SCICLONE PHARMACEUTICALS, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)

                                                                       Nine months ended
                                                                         September 30,
                                                                     1996            1995
                                                                 ------------    ------------
Operating activities:
   Net loss                                                      $(11,240,326)   $(10,964,494)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                   276,854         381,839
      Changes in operating assets and liabilities:
         Accounts receivable                                          (24,696)       (100,201)
         Inventory                                                   (104,884)     (1,495,513)
         Prepaid expenses and other assets                           (787,530)     (1,932,055)
         Accounts payable and other accrued expenses                   31,036         182,183
         Accrued clinical trial expense                              (864,693)         93,456
         Accrued professional fees                                    736,501         203,750
         Accrued compensation and benefits                           (288,030)       (505,419)
                                                                 ------------    ------------
Net cash used in operating activities                             (12,265,768)    (14,136,454)
                                                                 ------------    ------------

Investing activities:
   Purchase of property and equipment                                 (56,928)       (146,434)
   Sale of short and long term investments, net                     8,914,997      16,154,075
                                                                 ------------    ------------
Net cash provided by investing activities                           8,858,069      16,007,641
                                                                 ------------    ------------

Financing activities:
   Proceeds from issuance of common stock, net                      3,664,932         161,687
   Repurchase of common stock                                            --        (1,924,897)
                                                                 ------------    ------------
Net cash provided by (used in) financing activities                 3,664,932      (1,763,210)
                                                                 ------------    ------------
Net increase in cash and cash equivalents                             257,233         107,977
Cash and cash equivalents, beginning of period                      3,986,307       8,292,888
                                                                 ------------    ------------
Cash and cash equivalents, end of period                         $  4,243,540    $  8,400,865
                                                                 ============    ============

Supplemental disclosures of noncash financing activities:
   Net unrealized (loss) gain on available-for-sale securities       (696,618)      3,196,269

                 See notes to consolidated financial statements

                                       5

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

3. The following is a summary of available-for sale securities at September 30, 1996:

                                            Available-for-Sale Securities
                                       -----------------------------------------
                                           Gross          Gross        Estimated
                                        Unrealized     Unrealized         Fair
                             Cost          Gains         Losses           Value
                        ------------   ------------   ------------    ------------
U.S. Government &
  Agency obligations    $ 22,428,753   $     15,125   $   (272,634)   $ 22,171,244
Corporate obligations     11,409,684         16,383        (37,456)     11,388,611
Corporate securities         200,000         32,050             --         232,050
                        ------------   ------------   ------------    ------------
                        $ 34,038,437   $     63,558   $   (310,090)   $ 33,791,905
                        ============   ============   ============    ============

The amortized cost and estimated fair value of debt and marketable securities at September 30, 1996 by contractual maturity are shown below.

                                                                      Estimated
                                                                        Fair
                                                         Cost           Value
                                                     -----------     -----------
Due in one year or less                              $ 8,492,846     $ 8,491,262
Due after one year through three years                17,560,517      17,382,475
Due after three years                                  7,785,074       7,686,118
                                                     -----------     -----------
                                                      33,838,437      33,559,855
Corporate securities                                     200,000         232,050
                                                     -----------     -----------
                                                     $34,038,437     $33,791,905
                                                     ===========     ===========

4.   The following is a summary of inventories at September 30, 1996:

     Raw materials             $2,447,028
     Finished goods                18,335
                               ----------
                               $2,465,363
                               ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      Except for historical information contained herein, the following material includes forward-looking statements, including statements regarding expected revenues and anticipated expense levels. Such forward looking statements are subject to certain risks and uncertainties and actual results could vary materially. These risks and uncertainties include the Company's current reliance on a single product, ZADAXIN(R) thymosin alpha 1, for its revenues, the absence of regulatory approval for ZADAXIN in significant markets, uncertainties regarding prospects for regulatory approvals based on existing clinical data, risks associated with the manufacture and supply of ZADAXIN and relationships with collaborative partners, and competition from competing therapies, as well as other risks and uncertainties described herein and in the Company's Annual Report on Form 10-K and its other reports filed with the Securities Exchange Commission.

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

      From commencement of operations through September 30, 1996, the Company incurred a cumulative net loss of approximately $67.8 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities. The Company's ability to achieve a profitable level of operations currently is dependent in large part on securing regulatory approvals for ZADAXIN in additional countries, successfully launching ZADAXIN once approved, meeting increased demand for ZADAXIN, if it arises, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will be able to attain these objectives or that the Company will ever achieve a profitable level of operations.

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

Results of Operations

      Product sales reached approximately $152,000 and $401,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to approximately $117,000 and $162,000 for the corresponding periods in 1995. The Company commenced shipment of ZADAXIN in the second quarter of 1995 and has been recording product sales under a named patient registration program. Currently, the Company has received approval to market ZADAXIN in the Peoples Republic of China, the Republic of the Phillipines and Singapore. In addition, the Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries. As a result, the Company expects product sales to increase starting in the fourth quarter of 1996 upon the commencement of the commercial launch of ZADAXIN in its approved markets. The level of such product sales increase is dependent upon successfully launching ZADAXIN and receipt of additional ZADAXIN marketing approvals. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will achieve significant levels of product sales.

      Cost of product sales was approximately $152,000 and $555,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to approximately $274,000 and $478,000 for the corresponding periods in 1995. The decrease in the three month period is primarily attributable to decreased fixed inventoriable costs offset by increased product sales. The change in the nine month period is primarily due to increased product sales and fixed costs associated with acquiring and warehousing inventory offset by decreased payroll costs. The Company expects cost of product sales to vary from quarter to quarter, dependent upon the level of product sales and the absorption of fixed product-related costs.

      Research and development expenses were approximately $2,536,000 and $7,613,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to approximately $2,877,000 and $7,837,000 for the corresponding periods in 1995. These decreases are primarily attributable to decreased clinical trials and regulatory expenses offset by increased pre-clinical development expenses. In April 1996, the Company acquired an exclusive license for CPX, a synthetic compound developed by the National Institutes of Health as a potential treatment for cystic fibrosis. The Company has incurred additional pre-clinical development expenses to initiate the development of this compound. The decrease in clinical trial expenses was primarily a result of completion of the ZADAXIN Taiwan Phase III Hepatitis B trial during the first half of 1996. The Company is currently reviewing its U.S. and European ZADAXIN clinical trial strategy and the results of this review will have a significant effect on the Company's research and development expenses. In general,the Company expects research and development expenses to increase over the next several years and to vary quarter to quarter as the Company initiates additional clinical trials and testing, acquires product rights, initiates additional trials, and expands regulatory activities.

      Marketing expenses were approximately $1,047,000 and $3,148,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $940,000 and $2,980,000 for the corresponding periods in the prior year. These increases are primarily attributable to increased professional services, primarily consulting services expenses regarding the launch of ZADAXIN in its approved markets later this year, offset by decreased payroll costs related to an executive officer who left the Company in 1995. The Company expects marketing expenses to increase significantly in the next several quarters and years as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.

      General  and  administrative  expenses  were  approximately  $778,000  and
$2,341,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to approximately $693,000 and $2,191,000 for the corresponding periods in the prior year. These increases are primarily attributable to increased payroll costs offset by decreased expenses for professional services, primarily legal services and consulting fees. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

      Net interest and investment income was approximately $588,000 and $2,016,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to approximately $955,000 and $2,359,000 in the same periods in 1995. The changes primarily resulted from decreased interest and investment income due to lower average invested cash balances.


Liquidity and Capital Resources

      At September 30, 1996, the Company had approximately $38,035,000 in cash, cash equivalents and highly liquid short and long term investments.

     Net cash used by the Company in operating activities amounted to approximately $12,266,000 for the nine month period ended September 30, 1996. Net cash used in operating activities in the 1996 period is greater than the Company's net loss for such period primarily due to cash used for inventory purchases, increases in and prepayments of certain future period expenses and decreases in amounts owed to third parties for goods and services related to clinical trial expenses and compensation and benefits. These uses were offset by noncash charges associated with depreciation and amortization and increases in amounts owed for accounts payable and accrued professional fees. Net cash used in operating activities amounted to approximately $14,136,000 for the nine month period ended September 30, 1995. Net cash used in operating activities in the 1995 period is greater than the Company's net loss for such period primarily due to cash used for inventory purchases, the prepayment of certain future period expenses and payments reducing accrued compensation and benefits. These uses were partially offset by increases in amounts owed to third parties for goods and services related to clinical trial expenses and professional fees, in addition to noncash charges associated with depreciation and amortization.

      Net cash provided by investing activities for the nine month period ended September 30, 1996 related to the net sale of approximately $8,915,000 of marketable securities offset by the purchase of $57,000 in equipment and furniture. Net cash provided in investing activities for the comparable 1995 period primarily resulted from the net sale of $16,154,000 of marketable securities offset by the purchase of $146,000 of equipment and furniture.

      Net cash provided by financing activities for the nine month period ending September 30, 1996 primarily consisted of approximately $3,665,000 in proceeds received for the issuance of common stock under the Company's stock option plan. Net cash used in financing activities for the nine month period ending September 30, 1995 related to repurchases of the Company's common stock of approximately $1,925,000 offset by approximately $162,000 in proceeds received from issuance of common stock under the Company's stock option plan.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on July 25, 1996 to elect five (5) directors, to approve the adoption of the Company's 1996 Employee Stock Purchase Plan, and to ratify the appointment of the independent auditors of the Company.

      At the Annual Meeting, all of the nominees were elected as follows:

                                                               Votes
                                                               -----
                                                      For               Withheld
                                                      ---               --------
Thomas E. Moore                                   15,775,283              42,775
Donald R. Sellers                                 15,772,983              45,075
John D. Baxter, M.D                               12,812,006           3,006,052
Edwin C. Cadman,  M.D                             12,821,956           2,996,102
Jere E. Goyan, Ph.D                               12,823,956           2,994,102

      The shareholders also approved the adoption of the Company's 1996 Employee Stock Purchase Plan with voting as follows: 14,958,697 for; 194,402 against; 310,591 abstaining; and 354,368 non-votes.

      The shareholders also ratified the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1996 with voting as follows: 15,758,477 for; 17,851 against; and 41,730 abstaining.



Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        Exhibit
        Number                    Description
        -------                   -----------
        10.1 Form of Promissory Note secured by Deed of Trust between Registrant and Donald R. Sellers

        10.2    Amendment No. 8 to Spieker Lease, dated August 26, 1996

        27      Financial Data Schedule

(b)     Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SCICLONE PHARMACEUTICALS, INC.
                                              (Registrant)




Date:   November 13, 1996                  Donald R. Sellers
                                     -----------------------------
                                           Donald R. Sellers
                                        Chief Executive Officer
                                     (Principal Executive Officer)



Date:   November 13, 1996                   Mark A. Culhane
                                     -----------------------------
                                            Mark A. Culhane
                               Vice President, Finance and Administration
                                      and Chief Financial Officer
                               (Principal Financial & Accounting Officer)