Form 10-K405
period 1996-12-31
SCICLONE PHARMACEUTICALS INC
filed 1997-04-01
CIK 880771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the  transition  period  from  _________  to  _________.

                         Commission file number 0-19825

                         SciClone Pharmaceuticals, Inc.
             (Exact name of Registrant as specified in its charter)

                      California                         94-3116852
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)           Identification No.)

     901 Mariners Island Boulevard, San Mateo, California           94404
          (Address of principal executive offices)                (Zip Code)

                                 (415) 358-3456
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $94,275,529 as of February 28, 1997, based upon the closing sale price of the Registrant's Common Stock on The Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person known to the Company to own 5% of more of the outstanding Common Stock have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, there were 17,537,764 shares of the Registrant's Common Stock outstanding.

         Part III incorporates by reference from the definitive proxy statement for the registrant's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

         The following material contains certain forward-looking statements including statements regarding the application of ZADAXIN(R) thymosin alpha 1 in disease areas beyond hepatitis B, the potential for regulatory approvals of ZADAXIN and the launching of ZADAXIN in additional markets, and the Company's expectations regarding increases in revenues from ZADAXIN and increases in marketing and research and development expense levels. These statements are subject to certain risks and uncertainties. These risks and uncertainties include the Company's current reliance on a single product, ZADAXIN thymosin alpha 1, for its revenues, the absence of regulatory approval for ZADAXIN in significant markets, the expensive, time consuming and uncertain regulatory approval process, risks associated with the manufacture and supply of ZADAXIN, and competition from competing therapies, uncertainties regarding the outcome of the Company's efforts to commercialize additional products, as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

                                     PART I

Item 1.    Business

         SciClone Pharmaceuticals, Inc. ("SciClone" or the "Company") is an international biopharmaceutical company involved in the acquisition, development and commercialization of pharmaceuticals worldwide. The Company focuses on specialist oriented products for chronic and life-threatening diseases, including hepatitis B and C, cancer, immune system disorders and cystic fibrosis. The Company's strategy is to acquire readily commercializable drugs and to focus its resources on their commercialization. The Company's lead product is ZADAXIN thymosin alpha 1, a synthetic immunomodulator. The Company has received approval to market and has recently begun marketing ZADAXIN for chronic hepatitis B in China, the Philippines and Singapore. In addition, the Company has filed for approval to market ZADAXIN for this indication in eleven countries, primarily in Asia, the Middle East, and Latin America. Based on the clinical trials conducted to date, the Company believes that ZADAXIN, either alone or in combination with other therapies, may also have application in other disease areas, including hepatitis C, cancer and acquired immune deficiency syndrome ("AIDS").

         SciClone's other product, CPX, is a synthetic compound developed by the United States National Institutes of Health ("NIH") as a potential treatment for cystic fibrosis ("CF"). CF is caused by a mutation in the cystic fibrosis transmembrane conductance regulation ("CFTR") gene. In vitro studies from the NIH have shown that CPX binds to CFTR and permits the CFTR to properly perform its chloride secretion function. The Company has recently received approval to begin clinical trials of CPX in the United States.

         Internationally, SciClone has partnered with numerous local pharmaceutical distributors to register and market its products. The Company out-licenses its products where a collaboration will materially enhance the prospects for commercial success. For example, SciClone has licensed to Schering-Plough K.K. exclusive rights to develop and market ZADAXIN in Japan. The Company is currently seeking a corporate partnership arrangement for ZADAXIN in Europe.

         The Company was incorporated in California in May 1990.

Strategy

         SciClone's primary business objective is to strengthen its virtually integrated international biopharmaceutical business. The Company's strategy to achieve this objective is as follows:

         o     Aggressively Commercialize ZADAXIN Worldwide

         The Company's principal development and commercialization efforts are currently focused on ZADAXIN. The Company is aggressively pursuing the commercialization of ZADAXIN worldwide. The Company has filed for approval to market ZADAXIN for hepatitis B in international markets and has distribution agreements in place in more than twenty-five markets and is prepared to launch commercialization programs if regulatory approvals are secured. In all of its current and proposed future markets, the Company seeks to optimize the balance of time (and cost) to market and long-term benefit to the Company.

         o     In-License and Develop Readily Commercializable Proprietary Drugs

         The Company does not engage in drug discovery programs. Instead, SciClone seeks to in-license pharmaceutical compounds and to focus its resources on the development and commercialization of such compounds. The Company's principal in-licensing targets are specialist oriented, highly differentiated, intellectual property-protected, readily commercializable pharmaceutical products, particularly products which may be eligible for accelerated approval as potential therapies for life-threatening or severely debilitating diseases with limited or no therapeutic alternatives. In targeting such products, the Company seeks to reduce the risk, time and cost traditionally associated with the commercialization of pharmaceuticals.

         o     Capitalize on Global Sales and Marketing Capabilities

         The Company has sales and marketing capabilities in targeted markets in the Asia-Pacific region, the Middle East and Latin America. The Company has also established foreign advisory boards and professional relationships to facilitate sales in such markets. The Company has expanded its sales and marketing capabilities in such markets by entering into arrangements with established local companies capable of keeping pace with changing local customs and regulatory requirements.

ZADAXIN(R) Thymosin Alpha 1

         ZADAXIN thymosin alpha 1 is a naturally occurring 28 amino acid peptide that is produced for therapeutic use through chemical synthesis. Thymosin alpha 1 appears to have significant immunostimulatory properties, having raised lymphocyte (white blood cell) counts and enhanced immune responses in a substantial number of patients. Neither the drug's exact mechanism of action nor the receptor for its stimulatory properties has been identified. The drug appears to act on immune cells that have been stimulated by infection or other agents and does not appear to produce the side effects associated with other immunostimulatory molecules, which can include fever, headache, chills, fatigue, nausea and inflammation. To date, over 1,500 patients have received thymosin alpha 1 with few or no significant drug-related side effects. Based on more than seventy (70) clinical trials conducted to date, the Company believes that thymosin alpha 1, either alone or in combination with other therapies, may have application across a broad spectrum of diseases, including hepatitis B and C, cancer, AIDS and other immune system diseases.

         Under an agreement the Company entered into in 1994 with Alpha 1 Biomedicals, Inc. ("Alpha 1"), the Company obtained marketing, development and manufacturing rights to thymosin alpha 1 that are now worldwide, with the exception of Italy, Spain and Portugal. Under the Alpha 1 agreement, the Company also acquired control over Alpha 1's patent portfolio for the drug. The Company is using the trade name ZADAXIN for thymosin alpha 1.

         The Company has received approval to market and has recently begun marketing ZADAXIN for the treatment of chronic hepatitis B in China, the Philippines and Singapore and has filed for approval to market ZADAXIN for this indication in eleven other countries, primarily in Asia, the Middle East and Latin America and intends to make filings in additional countries.

         Sales of ZADAXIN are not significant at this time. No assurance can be given that ZADAXIN approvals will be obtained in additional countries in a timely fashion or at all. The Company's launch of ZADAXIN in China, the Philippines and Singapore is the first commercial introduction of ZADAXIN by the Company, and no assurance can be given that commercialization of ZADAXIN will prove successful. Future sales of the product will be dependent on market acceptance and successful distribution. Because the Company currently relies on ZADAXIN as its sole source of revenue, the failure to demonstrate the drug's efficacy in future clinical trials, to obtain additional marketing approvals or to successfully commercialize the drug would have a material adverse effect on the Company.

         Hepatitis B

         Hepatitis B is the second most common chronic infectious disease worldwide. It is transmitted through blood transfusions, contaminated needles, sexual contact and perinatally. In addition, a large number of people are infected by unknown means. The World Health Organization estimates that approximately 350 million individuals worldwide or 5% of the world's population are carriers of the virus. Among carriers of the hepatitis B virus, many have asymptomatic or minimal disease, with no clinically evident symptoms. According to a study published in Hepatology, a significant percentage of carriers have chronic persistent hepatitis, with or without clinically evident symptoms and with evidence of mild liver inflammation, or chronic active hepatitis, with evidence of liver damage. Carriers of the hepatitis B virus have a 200-fold increased chance of developing primary liver cancer, the single largest cause of cancer mortality globally, and a significant number develop cirrhosis of the liver.

         The primary existing therapy for hepatitis B is alpha interferon. Alpha interferon is a protein that is produced commercially using recombinant DNA techniques. Alpha interferon is approved for treatment of hepatitis B in the United States and Europe, as well as in Hong Kong, Taiwan, China, Japan and other countries.

         Set forth below is more detailed information regarding the status of development of ZADAXIN as a therapy for hepatitis B in specified countries.

         China. The Company launched ZADAXIN in China in January 1997 after receiving a license to market ZADAXIN in China as a monotherapy (and for use in combination with alpha interferon) for the treatment of chronic hepatitis B from the People's Republic of China Ministry of Public Health (MOPH) in September 1996. This product launch marked the first introduction of ZADAXIN by the Company anywhere in the world. The MOPH approval was based on a regulatory package assembled from U.S. and European data in addition to a locally required randomized and controlled clinical trial to evaluate the efficacy of ZADAXIN for patients suffering from hepatitis B. Patient response rates were prospectively defined in the study protocol as those patients whose hepatitis B virus DNA ("HBV DNA") and hepatitis B e-antigen ("HBeAg") levels were undetectable after six months of treatment. HBV DNA is a measure of hepatitis B viral load while HBeAg, a protein synthesized by the hepatitis B virus, is a sign of viral replication. The study report submitted to the MOPH identified a statistically significant response rate among patients treated with the combination thereby compared with patients treated with alpha interferon or ZADAXIN alone. There were no significant drug-related side effects or toxicity reported with ZADAXIN in connection with this trial.

         The MOPH estimates that there are more than 120 million carriers of the hepatitis B virus in China of whom 12 million are currently active carriers.

         Philippines. The Company launched ZADAXIN in the Philippines as a monotherapy for the treatment of chronic hepatitis B in January 1997 after receiving approval by the Philippines Department of Health Bureau of Food and Drug (BFAD). BFAD's approval was based on clinical data from studies conducted in the U.S. and Europe indicating ZADAXIN to be safe and effective for patients suffering from chronic hepatitis B. BFAD estimates that there are more than 6.5 million carriers of the hepatitis B virus in the Philippines, of whom an estimated 10 to 15 percent are chronic carriers.

         Singapore. The Company received approval to market ZADAXIN in Singapore for commercial sale for treatment of chronic hepatitis B in September 1993. The Company's approval requires a patient surveillance program which will continue for such period as the Ministry of Health deems necessary. Sales of ZADAXIN in Singapore are not significant at this time.

         Japan. A phase I single and multiple dose ranging and pharmacokinetic trial and an open-label, dose ranging phase II trial involving approximately 60 patients have been completed by Schering Plough K.K. ("SPKK") in Japan. In October 1996, the Company expanded and amended its license agreement with SPKK. The Company agreed to transfer exclusive Japanese rights for thymosin alpha 1 to SPKK and SPKK agreed to pay the Company certain fees upon achievement of milestones and committed to invest additional funds to develop and commercialize ZADAXIN in Japan. SPKK will continue the development of thymosin alpha 1 as a monotherapy for hepatitis B, and study the compound in combination with its Intron(R) A (interferon alpha 2b) for the treatment of hepatitis C. Clinical studies for these two indications are planned to commence during the second quarter of 1997 and certain costs will be shared by the Company and SPKK. If ZADAXIN is approved in Japan, SPKK has committed to purchase the drug from the Company at a price based on SPKK's sales price. SPKK has a substantial commitment to alpha interferon, which is an approved therapy for hepatitis B and C in Japan.

         There can be no assurance that SPKK will continue its clinical trials or that it will seek to commercialize ZADAXIN in Japan. In any event, a full complement of Japanese clinical data will be required before any approvals for ZADAXIN may be sought in Japan. Even if SPKK completes its clinincal trials, there can be no assurance that clinical results will be favorable or sufficient to obtain product approval in Japan.

         There are estimated to be 2.6 million carriers of hepatitis B in Japan.

         United States. Alpha 1 sponsored a randomized, double-blinded trial of thymosin alpha 1 for chronic active and chronic persistent hepatitis B in the United States. The trial was conducted at three centers and produced data for 99 patients. A formal analysis of the full data from the trial has now been completed and was presented in May 1995 at the spring meeting of the American Gastroenterology Association. The data showed a long-term HBV DNA and HBeAg negative status in 25% of patients with chronic hepatitis B compared with such a response in 13% of those who received placebo.

         Taiwan. The Company will file for regulatory approval to market ZADAXIN in Taiwan after receiving results from a multicenter open-label phase III chronic hepatitis B trial of ZADAXIN it sponsored in Taiwan. The audited results of this trial showed 37 percent of patients responded to ZADAXIN, compared to 25 percent for patients taking a placebo. Although the results of the Taiwan trial did not achieve statistical significance, the Company believes this trial has produced the best results of any randomized and controlled Hepatitis B trial in Taiwan. The Company knows of no randomized and controlled hepatis B clinical trial conducted in Taiwan using medically accepted end points of HBV DNA and HBeAg negativity that has produced statistically significant results including clinical trials of the approved hepatitis B therapy in Taiwan, alpha interferon. In a meta analysis -- the combining and analyzing of related data -- of two U. S. trials and the Taiwanese trial, ZADAXIN's overall response rate was 36 percent compared to 19 percent for the placebo, a satistically significant result (p = 0.04). The results also showed no indications of drug toxicity and no drug-related adverse experiences in the trials.

         Over 3 million Taiwanese, or 17% of the population, are carriers of the hepatitis B virus. Due to the seriousness of the health threat posed by hepatitis B, Taiwan's Department of Health has for over a decade conducted an intensive program designed to control and prevent the disease.

         Additional Trials. In October 1996, thymosin alpha 1 achieved statistically significant results in the treatment of chronic hepatitis B in a multicenter, randomized and controlled study conducted at the University of Bologna, Italy. A total of 33 patients were enrolled and randomly assigned to receive either thymosin alpha 1 twice weekly for six months or alpha interferon three times weekly for six months. In addition, 15 clinically similar patients who had never been treated with alpha interferon were used as historical controls. All patients were hepatitis B surface antigen (HBsAg) positive, HBV DNA positive, hepatitis B e-antibody (HBeAb) positive and had elevated alanine transaminase (ALT) levels.

         After six months of observation following treatment, the investigator reported that complete response was observed in seven of the 17 patients in the thymosin alpha 1 treatment group, four of 16 patients in the alpha interferon treatment group, and 1 of 15 patients in the historical control group. Complete response was defined as ALT normalization and HBV DNA loss. At the completion of the 12 month study, the response rate of the thymosin alpha 1 treated group, but not of the alpha interferon treated group, was statistically significantly higher than the response rate of the control group. The researchers concluded that thymosin alpha 1 appeared to be a safe and effective alternative treatment for HBeAb positive chronic hepatitis.

         A second team of researchers in Italy reported the results of an open label trial to study the efficacy of combination therapy using thymosin alpha 1 and low dose natural alpha interferon in 15 patients with chronic hepatitis B, including 11 patients who had previously failed standard alpha interferon therapy. All 15 enrolled patients were HBsAg and HBV DNA positive and had elevated ALT levels. Patients were treated for six months and followed for an additional 12 months. Sustained response at 18 months was defined as the absence of HBV DNA and normal or near normal ALT levels.

         At the conclusion of the 18 month study, nine of the 15 patients showed sustained response, including six of 11 patients who had previously not responded to standard alpha interferon treatment. Of the nine responders, five patients seroconverted to HBeAg negative status and two patients were HBeAg negative at entry. In addition, six of the nine patients responding achieved HBsAg negative status, a long-term marker of clearance in hepatitis B and one of the final markers to clear in achieving long-term sustained remission.

         There can be no assurance, however, that final audited results from these trials will be favorable or statistically significant. Further, even if the final results from these trials are favorable and statistically significant, there can be no assurance that significant additional trials will not be required in those and other countries before thymosin alpha 1 is approved in any such country for the treatment of hepatitis B or that the results of such additional trials will be favorable.

         Hepatitis C

         Hepatitis C can be transmitted by blood transfusions and contaminated needles. The mode of transmission in many cases is unknown. Approximately 10% to 20% of hepatitis C carriers may develop cirrhosis, and up to 40% of these individuals may develop liver cancer. The incidence of hepatitis C is not yet fully known, but an article in the Annals of Internal Medicine indicates that in Japan alone there are more than l million cases of chronic hepatitis C. The Centers for Disease Control estimate that 3.9 million Americans are infected with the hepatitis C virus, and the American Liver Foundation estimates that an additional 170,000 new cases are reported each year.

         A randomized, double-blinded controlled phase III study of chronic hepatitis C patients receiving combination therapy consisting of thymosin alpha 1 and alpha interferon was completed during 1996 at Fitzsimmons Army Medical Center, Walter Reed Medical Center and the University of Cincinnati. Patient enrollment for the trial was completed in January 1996, with final enrollment of approximately 110 patients. In this study, patients are receiving thymosin alpha 1 and alpha interferon, alpha interferon alone or placebo for 6 months followed by 6 months of observation. The combination of ZADAXIN and alpha interferon demonstrated statistically significant higher efficacy at the end of treatment than single agent alpha interferon, the only currently FDA-approved therapy for chronic hepatitis C. Among evaluable patients, biochemical response was observed in 41.9 percent of patients treated with the combination therapy of ZADAXIN plus alpha interferon, 16.6 percent among patients treated with alpha interferon only and 2.7 percent among the patients who received placebo. Among patients with hepatitis C genotype 1a or 1b, which are the most resistant to current forms of treatment, 31 percent of patients treated with combination therapy achieved a biochemical response compared to 12 percent of those treated with alpha interferon only.

         An additional study of fifteen patients with chronic hepatitis C conducted by the Institute of Experimental Medicine in Rome achieved significant results. All patients enrolled had biopsy confirmed chronic hepatitis, raised ALT values equal to or greater than 1.5 times the upper normal limit, positive serum hepatitis C virus ("HCV RNA") by polymerase chain reaction ("PCR") testing, and compensated liver disease. Thirteen patients had HCV RNA genotype 1b which in published reports on the treatment of hepatitis C is often associated with cirrhosis, liver cancer and a poor response to treatment with single agent alpha interferon, currently the only FDA approved therapy for chronic hepatits C. The patients in this trial received a combination of lymphoblastoid alpha interferon and thymosin alpha 1 therapy for one year and were followed for an additional six months. A response to treatment was defined at 12 months as a negative serum HCV RNA by PCR. A sustained response was defined as a negative serum HCV RNA by PCR six months after completion of treatment. After six months of treatment, 47 percent of the patients were found to be HCV RNA negative. After one year of treatment, 73 percent of the patients were HCV RNA negative. After the six month follow-up period, 40 percent of the patients showed a sustained response to treatment and continued to be HCV RNA negative. Among the hepatitis C genotype 1b patients, 69 percent were HCV RNA negative after one year of treatment with 39 percent exhibiting sustained response after the six-month follow-up.

         There can be no assurance that significant additional trials will not be required in the United States or other countries before thymosin alpha 1 is approved in such countries for the treatment of hepatitis C or that the results of additional trials will be favorable. In fact, additional trials will be necessary in the U.S., and approval is not assured in the U.S. or for that matter, in other countries.

         AIDS

         A large multicenter trial of the AZT, alpha interferon and thymosin alpha 1 combination therapy in human immunodeficiency virus (HIV)-infected patients sponsored and funded by the Italian Ministry of Health was completed in January 1996 after a pilot study at the University of Rome found the combination of thymosin alpha 1 with alpha interferon and AZT was well tolerated and resulted in a statistically significant increase (paired t-test) in CD4 counts compared to groups receiving AZT alone or AZT plus alpha interferon. This multicenter study was a randomized, open-label trial enrolling HIV-positive individuals with CD4+ T cell lymphocyte counts between 500 and 200, asymptomatic or with AIDS-related complex, who had received AZT for no more than one month. 91 patients were randomized into three treatment arms: AZT, AZT plus alpha interferon, and AZT plus alpha interferon and thymosin alpha 1. The results of this trial found that thymosin alpha 1 administered in combination with the anti-viral drug AZT and alpha interferon boosted the t-cell count in HIV - infected patients by a median of 64 points over the 12-month period with the other patient groups achieving no clinically relevant increase.

         There can be no assurance, however, that the drug will be approved to treat HIV-infected patients. Further, even if approval for thymosin alpha 1 to treat HIV-infected patients is obtained in Italy, there can be no assurance that significant additional trials will not be required in the United States, Europe or other countries before similar approvals may be granted in such countries or that the results of additional trials will be favorable.

CPX

         Cystic Fibrosis

         The Company was cleared by the United States Food and Drug Administration (the "FDA") in January 1997 to begin clinical studies of its CF drug, CPX, in the United States. Under an Investigational New Drug Application filed with the FDA in December 1996, the Company will conduct Phase I clinical studies of CPX directly in cystic fibrosis patients rather than healthy volunteers.

         Under the trial protocol, developed in conjunction with the Cystic Fibrosis Foundation, patients will be enrolled at five cystic fibrosis centers in the United States. In this Phase I study of CPX, physicians are seeking to establish the safety and pharmacokinetic parameters of CPX for determining optimal dose for administration of the drug. In addition, the physicians also are seeking to measure the effect of CPX's ability to normalize chloride secretion by defective CF cells via repairing the basic molecular defect at the root cause of CF. There can be no assurance that the final results from this trial will be favorable or statistically significant or that, even if the results of this or subsequent trials are favorable, the drug will be approved to treat CF patients.

         CF is an inherited disorder that affects about 30,000 people in the U.S. and 55,000 worldwide. It is the most common fatal genetic defect in the United States today. CF is caused by a faulty gene that produces a defective protein, the function of which is to transport sodium and chloride (salt) within epithelial cells (which line organs such as the lungs and pancreas) to the cells' outer surfaces. CF causes the body to produce an abnormally thick, sticky mucus. This abnormal mucus clogs the lungs and leads to fatal infections. The thick CF mucus also obstructs the pancreas, preventing enzymes from reaching the intestines to digest food. Currently, there are no known cures for CF, and the median life expectancy of a CF patient is 30 years of age.

         The Company may experience delays and encounter difficulties in clinical trials of CPX. In addition, there can be no assurance that any clinical trials, including those currently underway, will provide statistically significant evidence of the efficacy of CPX in treating any of the target diseases. A failure to demonstrate the efficacy of CPX in ongoing clinical trials, to obtain additional approvals or to successfully commercialize such product would have a material adverse effect on the Company.

Marketing and Sales

         SciClone's international marketing and sales strategy is to establish regional sales and marketing capabilities and strategic alliances to commercialize and assist in marketing its pharmaceuticals. The Company currently has international offices in Singapore, Hong Kong, Taiwan and Japan. If marketing approval is received for ZADAXIN, the Company plans to establish a marketing program for the drug, including the positioning and pricing of the drug, and expects that local pharmaceutical distributors will import, warehouse and distribute the drug. In Japan, the Company has licensed SPKK to develop and market ZADAXIN.

         The Company has established distribution arrangements with local pharmaceutical distribution companies in over 25 countries, primarily in the Asia-Pacific Region, the Middle East and South America. However, no assurance can be given that any such distribution arrangement will remain in place or prove successful.

         The Company's profitability and financial condition will be highly dependent on sales in foreign jurisdictions, where sales and operations are subject to inherent risks, including difficulties and delays in obtaining pricing approvals and reimbursement, unexpected changes in regulatory requirements, tariffs and other barriers, political instability, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potential adverse tax consequences. Certain foreign countries regulate pricing of pharmaceuticals and such regulation may result in prices significantly below those that would prevail in a free market. In addition, in many countries where the Company has marketing rights for ZADAXIN, government resources and per capita income levels may be so low that the Company's products will be prohibitively expensive for a large percentage of the population. In such countries, there can be no assurance that the Company will be successful in marketing its products on economically favorable terms, or at all.

Manufacturing

         The Company does not intend to construct or operate its own manufacturing facilities. Rather, it intends to source ZADAXIN, CPX and any future products through contract manufacturing and supply agreements. The Company has entered into supply agreements with experienced peptide manufacturers in the U.S. and Europe for the supply of bulk thymosin alpha 1 and has established an inventory sufficient to fulfill its expected requirements in the near term. The Company is in the process of negotiating an arrangement with another manufacturer for the final manufacture and packaging of ZADAXIN upon supply of bulk drug. The Company currently contracts with a major pharmaceutical Company for the supply of bulk CPX and another manufacturer for the packaging of CPX upon supply of bulk drug.

         The Company has experienced delays of supply of thymosin alpha l bulk drug in the past and could do so again in the future. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable cost. While the Company believes it has and will be able in the future to establish manufacturing relationships with suppliers experienced in their businesses, there can be no assurance that the Company will establish long term manufacturing relationships with suppliers or that these suppliers will prove satisfactory. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization of such products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company.

Sponsored Research and Development

         For the years ended December 31, 1996, 1995 and 1994, the Company expended $9,904,000, $10,386,000 and $9,282,000, respectively, in Company sponsored research and development activities (excluding any special charges).

Competition

         Competition in the pharmaceutical field is intense and the Company expects that competition will increase. The Company's competitors include major pharmaceutical companies, biotechnology firms and universities and other research institutions, both in the United States and abroad, that are actively engaged in research and development of products in the therapeutic areas being pursued by the Company. Many of these companies and institutions have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than the Company and extensive experience in undertaking clinical testing and obtaining regulatory approvals necessary to market drugs. Principal competitive factors in the pharmaceutical field include efficacy, safety, and therapeutic regimen. Where comparable products are marketed by other companies price is also a competitive factor. The Company intends to use alpha interferon as a reference drug in establishing pricing for ZADAXIN, although this may change over time.

Government Regulation

         Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacturing of products for the Company and the marketing of products by the Company, in ongoing research and development activities and in preclinical and clinical trials and testing related to the Company's products. If the Company's products are manufactured, tested or sold in the United States, they will be regulated in accordance with the Federal Food, Drug and Cosmetic Act. If the Company were to market biologics, such products would be regulated under both the Federal Food, Drug and Cosmetic Act and the Public Health Service Act. The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an application for an investigational new drug exemption ("IND"), which must become effective before human clinical trials may commence, (iii) adequate well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, (iv) submission to the FDA of a New Drug Application ("NDA") with respect to drugs and a Product License Application ("PLA") with respect to biologics, and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug or biologic. In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with the FDA. For biologic products, the manufacturer must also submit and obtain FDA approval of an Establishment License Application ("ELA"). It is the FDA's practice in cases of approval to approve the PLA for a product and the ELA for the facility that will manufacture the product at the same time. Until approval of both the PLA and ELA, commercial marketing of a biologic may not begin. For certain biologic products, FDA requires approval of only a single license application, referred to as a Biologic License Application (BLA). For drugs subject to the NDA approval process, commercial marketing may not begin until the NDA is approved. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current United States Good Manufacturing Practices ("GMP").

         In the United States, clinical trial programs generally involve a three-phase process. Typically, phase I pharmacology trials are conducted in a small number of healthy volunteers to determine the toxicity, pharmacological effects, metabolism and dose range requirements for the drug. Phase II trials are conducted with groups of patients afflicted with the target disease to make a preliminary determination of efficacy and optimal dosages and to provide additional evidence of safety. In phase III, large-scale, multi-center comparative trials are conducted in patients afflicted with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by the FDA and other regulatory agencies. The results of the preclinical and clinical testing are submitted to the FDA in the form of an NDA or PLA for approval to commence commercial sales. In responding to an NDA or PLA, the FDA may grant marketing approval or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. In approving an NDA or PLA, the FDA may require further post-marketing studies, referred to as phase IV studies. When used in this Report in connection with trials and filings in other countries, terms such as "phase I," "phase II," "phase III," "phase IV" and "new drug application" refer to what the Company believes are comparable trials and filings in such other countries.

         The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating illness, especially where no satisfactory alternative therapies exist. These regulations provide for early consultation between the sponsor and the FDA in the design of both preclinical and clinical testing procedures. These regulations allow for phase I clinical studies to be carried out in patients rather than in healthy volunteers, as is customary, followed by studies to establish efficacy in phase II trials. If the results of the phase I and phase II trials support the safety and efficacy of the therapeutic agent and their design and execution are deemed satisfactory upon review by the FDA, marketing approval can be sought at the end of the phase II trials. If applicable, this procedure may shorten the traditional drug development process in the United States by an estimated 2-3 years. Notwithstanding the foregoing, approval may be denied by the FDA or phase III trials may be required. The FDA may also seek an applicant's agreement to perform post-approval phase IV studies.

         Even after initial FDA approval has been obtained, further studies, including post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-marketing reporting to monitor the side effects of the drug or biologic. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug or biologic, including changes in indication, manufacturing process, labeling, or a change in manufacturing facility, an NDA or PLA supplement may be required to be submitted to the FDA.

         The Orphan Drug Act of 1983, as amended (the "Orphan Drug Act"), provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States or, for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same use.

Legislation may be introduced in the United States Congress that would restrict the duration of the market exclusivity of an orphan drug, and there can be no assurances that the benefits of the existing statute will remain in effect.

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may be granted marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or new clinical studies were used to support the marketing application. This marketing exclusivity would prevent a third party from obtaining FDA approval for a similar or identical drug through an Abbreviated New Drug Application ("ANDA"), which is the application form typically used by manufacturers seeking approval of a generic drug. The statute also allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval with the maximum patent extension term being five years. The Company may seek the benefits of this statute, but there can be no assurance that the Company will be able to obtain any such benefits.

         The Company is subject to foreign regulations governing human clinical trials and pharmaceutical sales. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries is required prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In general, foreign countries use one of three forms of regulatory approval process. In one form, local clinical trials must be undertaken and the data must be compiled and submitted for review and approval. In Japan, for example, the process is time-consuming and costly because all clinical trials and most preclinical studies must be conducted in Japan. A second form of approval process requires clinical trial submissions, but permits use of foreign clinical trials and typically also requires some form of local trial as well. A third form of approval process does not require local clinical trials, but rather contemplates submission of an application including proof of approval by countries that have clinical trial review procedures. Thus, a prior approval in one or more of the United States, Japan, most European countries or Australia, among others, is often sufficient for approval in countries using this third form of approval process.

         In addition to required foreign approvals, the FDA regulates the export of drugs or bulk pharmaceuticals from the United States. In general, a drug or biologic that has been approved for commercial sale in the United States may be exported for commercial sale. In 1996, export reform legislation was passed in the United States that provides that an unapproved drug or biologic may be exported to a "listed country" for investigational puposes without FDA authorization. The listed countries are Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, and countries in the European Union and the European Economic Area. Export of drugs or biologics to an unlisted country for clinical trial purposes continues to require FDA approval, either under an IND or pursuant to a written request from either the person seeking to export the product or from the foreign country to which the product is to be exported. The Company has obtained, where necessary, FDA approval for all exports of ZADAXIN from the United States to date for clinical trial purposes, and will seek to obtain FDA approval, where necessary, for any future shipments from the United States. The export reform legislation further provides that an unapproved drug or biologic can be exported to any country for commercial purposes without prior FDA approval, provided that the drug or biologic: (i) complies with the laws of that country; and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." Export of drugs or biologies that do not have marketing authorization in a listed country continue to require FDA export approval.

         Pursuant to the Prescription Drug User Fee Act of 1992, drug and biologic manufacturers are required to pay three types of user fees: (1) a one-time application fee for approval of an NDA or PLA; (2) an annual product fee imposed on prescription drug and biologic products after FDA approval; and
(3) an annual establishment fee imposed on facilities used to manufacture prescription drugs or biologics. The fee rates for 1997 are: (1) $205,000 one-time fee for an application requiring clinical data, or $102,500 fee for an application not requiring clinical data; (2) $115,700 annual establishment fee; and (3) $13,200 annual product fee. These fee amounts are likely to increase in the future.

         Among the conditions for NDA or PLA approval in the United States is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

         The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with research work and preclinical and clinical trials and testing. The extent of government regulation which might result from future legislation or administrative action in these areas cannot be accurately predicted.

         As the preceding discussion indicates, the research, preclinical development, clinical trials, manufacturing, marketing and sales of pharmaceuticals, including ZADAXIN and CPX, are subject to extensive regulation by governmental authorities. Products developed by the Company cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy, uncertain and requires the expenditure of substantial resources. For example, in some countries where the Company contemplates marketing ZADAXIN, the regulatory approval process for drugs not previously approved in countries that have established clinical trial review procedures is uncertain and this uncertainty may result in delays in granting regulatory approvals. In addition, in certain countries such as Japan, the process for obtaining regulatory approval is time consuming and costly because all clinical trials and most preclinical studies must be conducted there. The Company is currently pursuing regulatory approvals of ZADAXIN in a number of countries, but there can be no assurance that the Company will ultimately obtain approvals in such countries in a timely and cost-effective manner or at all. The marketing approval for ZADAXIN in Singapore requires a patient surveillance program to continue study of the drug's safety and efficacy. Adverse results in such program could result in the placement of restrictions on the use of ZADAXIN or revocation of the approval in Singapore. Failure to comply with applicable United States or foreign regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. Further, additional government regulation may be established or imposed by legislation or otherwise which could prevent or delay regulatory approval of ZADAXIN or any future products of the Company.

Third Party Reimbursement

         The Company's ability to successfully commercialize its products may depend in part on the extent to which reimbursement for the cost of such products will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products and there can be no assurance that third party reimbursement will be available for therapeutic products the Company might develop. In many of the foreign countries in which the Company intends to operate, reimbursement of ZADAXIN under government or private health insurance programs will not be available. In the United States, health care reform is an area of increasing national attention and a priority of many governmental officials. Certain reform proposals, if adopted, could impose limitations on the prices the Company will be able to charge in the United States for its products or the amount of reimbursment for the Company's products from governmental agencies or third party payors.

Patents and Proprietary Rights

         Pharmaceuticals are not patentable in certain countries in SciClone's ZADAXIN territory, or have only recently become patentable, and enforcement of intellectual property rights in many countries in such territory has been limited or non-existent. Future enforcement of intellectual property rights in many countries in SciClone's ZADAXIN territory can be expected to be problematic or unpredictable.

         The Company is the exclusive licensee (with limited exceptions) of a number of foreign patents directed to the thymosin alpha 1 composition of matter which is owned by Hoffman-La Roche AG and the Board of Regents of the University of Texas System. The majority of these foreign patents are due to expire in the late 1990's. SciClone's rights to these patents emanate from license agreements from Hoffman-La Roche AG to Alpha 1, and the August 1994 license agreement between Alpha 1 and SciClone. Within the Company's territory, composition of matter protection for thymosin alpha 1 exists in Canada, a majority of European countries, Japan, Australia, New Zealand, Singapore, the Philippines and South Africa. The Company is currently seeking a patent term extension in Australia and is exploring the feasibility of extending patent terms in Europe. Process patents owned by Alpha 1 and exclusively licensed to SciClone are directed to methods of making thymosin alpha 1 and have issued in a majority of European countries and Taiwan. Other composition, process and use patent applications are pending in countries in SciClone's territory. In addition, patents for which Alpha 1 is a co-patentee covering the use of thymosin alpha 1 to treat hepatitis C have issued in Taiwan, Australia, South Africa and have recently been allowed in many European countries. Patents under which SciClone is licensed have issued: in the United States and Australia covering the use of thymosin alpha 1 to treat small cell and non-small cell lung cancer; in the United States, South Africa and Taiwan covering the use of thymosin alpha 1 to treat autoimmune hepatitis; in Japan covering the treatment of chronic hepatitis B using thymosin alpha 1; in Taiwan covering the use of thymosin alpha 1 to treat septic shock;
and in Taiwan and South Africa covering the treatment of infertility in mammalian males using thymosin alpha 1. Patents which SciClone owns have issued in the United States, Taiwan and South Africa covering the use of thymosin alpha 1 to treat hepatitis B carriers with minimal disease.

         The Company is the exclusive licensee of an issued, U.S. patent coverning the use of CPX to treat cystic fibrosis, as well as other pending domestic and foreign patent applications covering CPX analogues and their use in treating cystic fibrosis.

         The Company's success is significantly dependent on its ability to obtain patent protection for its products and technologies and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. No assurance can be given that the Company's pending patent applications will result in the issuance of patents or that any patents will provide competitive advantages or will not be invalidated or circumvented by its competitors. Moreover, no assurance can be given that patents are not issued to, or patent applications have not been filed by, other companies which would have an adverse effect on the Company's ability to use, manufacture or market its products or maintain its competitive position with respect to its products. Other companies obtaining patents claiming products or processes useful to the Company may bring infringement actions against the Company. As a result, the Company may be required to obtain licenses from others or not be able to use, manufacture or market its products. Such licenses may not be available on commercially reasonable terms, if at all.

         The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. No consistent policy has emerged regarding the validity and scope of claims in biotechnology patents, and courts have issued varying interpretations in the recent past, and legal standards concerning validity, scope and interpretations of claims in biotechnology patents may continue to evolve. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office, the European Patent Office or the courts in proceedings instituted by third parties. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country and claim interpretation and infringement laws vary among countries, so the extent of any patent protection is uncertain and may vary in different countries.

         In addition to patent protection, the Company intends to use other means to protect its proprietary rights. A type of marketing exclusivity period may be available under regulatory provisions in certain countries including the United States, European Union Countries, Japan and Taiwan, which benefits the holder of the first marketing approval for new chemical entities or their equivalents for a given indication. Orphan drug protection will be sought where available granting additional market exclusivity. The Company is the holder of an orphan drug product designation for thymosin alpha 1 for chronic hepatitis B in the United States. Recognition and protection of trademarks for the product is being accomplished through a world-wide filing of trademark applications for ZADAXIN and other trademarks which will appear on the commercial packaging of the product and will be used in promotional literature. Copyrights for the commercial packaging may provide SciClone with means to take advantage of procedures available in certain countries to exclude counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. The Company also expects to implement anti-counterfeiting measures on commercial packaging as well as registration of packaging with customs departments in countries where such procedures exist. The Company intends to pursue similar types of protection for CPX.

         The Company also relies upon trade secrets, which it seeks to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licenses. There can be no assurance that these agreements will not be breached, that SciClone would have adequate remedies for any breach or that SciClone's trade secrets will not otherwise become known or independently developed by competitors.

Employees

         As of December 31, 1996, the Company had 36 employees, 25 in the United States and 11 abroad. The Company considers its relations with its employees to be satisfactory.

Item 2.    Properties

         The Company has leased approximately 14,000 square feet of office space at its headquarters in San Mateo, California and limited office space for marketing purposes in Singapore, Hong Kong, Taiwan and Japan. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

Item 3.    Legal Proceedings

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II



Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq National Stock Market under the symbol "SCLN."

         The following table sets forth the high and low sale prices per share for the periods indicated, as reported by The Nasdaq National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily reflect actual transactions.

                                           Price Range
                                           Common Stock
     1996                             High                Low
     4th quarter                  $ 13                $  7 3/4
     3rd quarter                    14 3/4               6 7/8
     2nd quarter                    15 1/8              11 1/4
     1st quarter                    16 1/8               4 3/4

     1995                            High                Low
     4th quarter                  $  8 7/8             $ 3 3/4
     3rd quarter                     9 3/4               5 3/4
     2nd quarter                     7 3/4               4 3/8
     1st quarter                     8 5/8               5 1/2


         As of March 15, 1997, there were approximately 235 holders of record and more than 5,000 beneficial holders of the Company's Common Stock.

         The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business.

Item 6.    Selected Financial Data

         The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form
10-K.

Statements of Operations data:                          1996             1995             1994             1993             1992
                                                        ----             ----             ----             ----             ----
Product sales                                      $    703,082     $    273,353     $         --      $        --    $         --

Cost of product sales                                   740,494          737,460               --               --              --
                                                   ------------     ------------     ------------      -----------     ------------

Gross profit                                            (37,412)        (464,107)              --               --              --

Operating expenses:
   Research and development                           9,903,536       10,386,312        9,282,051        8,122,716        2,707,220
   Special research and development
       charges                                               --               --        3,470,000               --        2,278,914
   Marketing                                          4,240,208        4,323,327        4,375,447        1,771,985          768,731
   General and administrative                         3,182,972        2,903,991        3,810,696        2,895,513        2,251,670
                                                   ------------     ------------     ------------      -----------     ------------

Total operating expenses                             17,326,716       17,613,630       20,938,194       12,790,214        8,006,535
                                                   ------------     ------------     ------------      -----------     ------------

Loss from operations                                (17,364,128)     (18,077,737)     (20,938,194)     (12,790,214)      (8,006,535)

Interest expense and amortization of
      debt discount                                          --               --               --           (3,993)        (365,557)

Interest and investment income, net                   2,618,381        3,302,307        3,056,869        1,115,076          689,418
                                                   ------------     ------------     ------------      -----------     ------------

Net loss before taxes                               (14,745,747)     (14,775,430)     (17,881,325)     (11,679,131)      (7,682,674)

Income and foreign withholding taxes                         --               --               --               --            4,888
                                                   ------------     ------------     ------------      -----------     ------------
Net loss                                           $(14,745,747)    $(14,775,430)    $(17,881,325)    $(11,679,131)    $ (7,687,562)
                                                   ============     ============     ============      ===========     ============

Net loss per share                                 $      (0.85)    $      (0.88)    $      (1.02)    $      (0.89)    $      (0.73)
                                                   ============     ============     ============      ===========     ============

Weighted average shares used in
      computing per share amounts                    17,421,312       16,881,652       17,507,564       13,098,462       10,544,207


Balance Sheet data:


Cash, cash equivalents and investments             $ 35,105,708     $ 47,389,827     $ 63,670,287      $   284,254     $ 19,357,261
Working capital                                       9,223,793       19,283,278       44,796,629        4,995,598       17,748,185
Total assets                                         42,727,687       54,150,795       67,012,993       48,095,931       20,162,386
Total shareholders' equity                           37,465,628       49,555,262       62,754,031       45,520,246       18,030,613

                                                                -19-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is an international biopharmaceutical company involved in the acquisition, development and commercialization of pharmaceuticals worldwide. The Company focuses on specialist oriented products that address significantly unmet chronic or life-threatening diseases. The Company concentrates on infectious diseases, such as hepatitis B and C, cancer, immune system disorders, and cystic fibrosis. Currently, the Company has acquired two drugs for development and commercialization: ZADAXIN(R) thymosin alpha 1, for hepatitis B and C, cancer and immune system disorders; and CPX for cystic fibrosis. To date, the Company's principal focus has been the development and commercialization of ZADAXIN.

         From commencement of operations through December 31, 1996, the Company incurred a cumulative net loss of approximately $71.4 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities. The Company's ability to achieve profitable operations is primarily dependent on securing regulatory approvals for ZADAXIN in additional countries, successfully launching ZADAXIN once approved and meeting increased demand for ZADAXIN, if it arises. In addition, other factors may also impact the Company's ability to achieve a profitable level of operations such as successful development of CPX, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will be able to attain these objectives or that the Company will ever achieve a profitable level of operations.

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

Results of Operations

         Product sales were approximately $703,000 and $273,000 for the years ended December 31, 1996 and 1995, respectively. There were no product sales for 1994. Currently, the Company has received approval to market ZADAXIN in China, the Philippines and Singapore. In addition, the Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries. As a result, the Company expects product sales to increase in 1997 and beyond, upon the commencement of the commercial launch of ZADAXIN in its existing approved markets and additional markets once regulatory approvals are secured. The level of such product sales increase is dependent upon additional ZADAXIN marketing approvals and successfully launching ZADAXIN. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will achieve significant levels of product sales.

         Cost of product sales was approximately $740,000 and $737,000 for the years ended December 31, 1996 and 1995, respectively. There was no cost of product sales for 1994. Cost of product sales in 1996 and 1995 primarily consists of the fixed costs associated with acquiring and warehousing inventory and, to a lesser extent, the direct product cost. The Company expects cost of product sales to vary from quarter to quarter, dependent upon the level of product sales and the absorption of fixed product-related costs.

         Research and development expenses were approximately $9,904,000, $10,386,000, and $12,752,000 for the years ended December 31, 1996, 1995, and
1994, respectively. For the year ended December 31, 1996, the decrease in research and development expenses as compared to 1995 was primarily attributable to decreases in regulatory expenses and in costs associated with decreased ZADAXIN clinical trials, essentially due to the completion of the ZADAXIN Taiwan Phase III Hepatitis B trial during the first half of 1996, offset by increased preclinical development expenses associated with CPX. In April 1996, the Company acquired an exclusive license to CPX, a synthetic compound developed by the National Institutes of Health as a potential treatment for cystic fibrosis. The Company has incurred additional preclinical development expenses to initiate the clinical development of this compound. For the year ended December 31, 1995, the decrease in research and development expenses as compared to 1994 was primarily attributable to a one-time special charge of $3,470,000 related to the Company's acquisition of U.S. and European thymosin alpha 1 rights under an agreement with Alpha 1 Biomedicals, Inc. ("Alpha 1") in 1994. This 1995 decrease was offset by increased professional service expenses, primarily consulting fees, associated with ZADAXIN development activities in the U.S. and Europe. The Company is currently finalizing its U.S. and European ZADAXIN clinical trial strategy and the results of this review will have a significant effect on the Company's research and development expenses in the future. In addition, the Company plans to initiate clinical trials for CPX in 1997, which will have an impact on research and development expenses. In general, the Company expects research and development expenses to increase over the next several years and to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, acquiring product rights, and expanding regulatory activities.

         Marketing expenses were approximately $4,240,000, $4,323,000, and $4,375,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The decrease in 1996 as compared to 1995 is primarily attributable to decreased payroll costs related to an executive officer who left the Company in 1995, offset by increased professional services, primarily consulting services expenses, regarding preparations for the launch of ZADAXIN in its approved markets in early 1997. The decrease in 1995 as compared to 1994 was primarily attributable to decreased professional services related to ZADAXIN marketing activities and materials offset by increased personnel costs, primarily associated with severance costs related to an executive officer who left the Company in 1995. The Company expects marketing expenses to increase significantly in the next several quarters and years as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.

         General and administrative expenses were approximately $3,183,000, $2,904,000, and $3,811,000 for the years ended December 31, 1996, 1995, and
1994, respectively. The increase in 1996 as compared to 1995 is primarily attributable to increased payroll costs offset by decreased expenses for professional services, primarily legal services and consulting fees. The decrease in 1995 from 1994 was primarily attributable to decreased professional service expenses, primarily legal services associated with a 1994 securities class action lawsuit and the Company's 1994 legal proceedings with Alpha 1. These legal proceedings were completed in early 1995 and late 1994, respectively. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

         Net interest and investment income was approximately $2,618,000, $3,302,000, and $3,057,000 for the years ended December 31, 1996, 1995, and
1994, respectively. The decrease in 1996 as compared to 1995 resulted from decreased interest and investment income due to lower average invested cash balances. The increase in 1995 as compared to 1994 resulted from overall increased interest rates during 1995 and gains from the sale of certain short-term investments offset by lower average invested cash balances as compared to 1994.

Liquidity and Capital Resources

         Prior to the Company's initial public offering, the Company's principal sources of funds were equity and debt private placements, salary deferrals by officers and funds advanced by officers. In March 1992, the Company completed its initial public offering of 3,450,000 shares of common stock and 3,450,000 redeemable warrants to purchase common stock, receiving net proceeds of approximately $21,774,000. In August 1993, the Company received approximately $38,100,000 in net proceeds from the exercise of substantially all of the Company's 4,258,231 outstanding Redeemable Warrants, which the Company called for redemption in July 1993. In January 1994, the Company completed a public offering of 2,000,000 shares of common stock, receiving net proceeds of approximately $43,600,000.

         At  December  31,  1996,  and  1995,  the  Company  had   approximately
$35,106,000 and $47,390,000, respectively in cash, cash equivalents and marketable securities. The marketable securities consist primarily of highly liquid short-term and long-term investments.

         Net cash used by the Company in operating activities amounted to approximately $14,641,000, $17,098,000, and $12,909,000, for the years ended
December 31, 1996, 1995, and 1994 respectively. Net cash used in operating activities for the year ended December 31, 1996 is less than the Company's net loss for such period primarily due to noncash charges associated with depreciation of furniture and equipment and amortization of deferred compensation in addition to increases in amounts owed to third parties for goods and services. These amounts were partially offset by cash used for inventory purchases, increases in and prepayments of certain future period expenses and payments of amounts owed to third parties related to clinical trial expenses and compensation and benefits. Net cash used in operating activities for the year ended December 31, 1995 was greater than the Company's net loss for such period primarily due to cash used for inventory purchases, the prepayment of certain future period expenses and increases in accounts receivable. These cash uses were partially offset by increases in amounts owed to third parties for goods and services related to clinical trial expenses in addition to noncash charges associated with depreciation and amortization. Net cash used in operating activities for the year ended December 31, 1994 is less than the Company's net loss for such period primarily due to noncash charges associated with depreciation of furniture and equipment, amortization of deferred compensation, and acquisition of in-process technology in addition to increases in amounts owed to third parties for clinical trials, compensation and benefits and goods and services. These amounts were partially offset by increases in payments for accrued professional fees.

         Net cash provided by investing activities for the year ended December 31, 1996 primarily related to the net sale of approximately $12,319,000 in marketable securities offset by the purchase of approximately $94,000 in equipment and furniture. Net cash provided by investing activities for the year ended December 31, 1995 primarily related to the net sale of approximately
$14,729,000 in marketable securities offset by the purchase of approximately $204,000 in equipment and furniture. Net cash used in investing activities for the year ended December 31, 1994 primarily related to the net purchase of approximately $18,957,000 in marketable securities and the purchase of approximately $113,000 in equipment and furniture.

         Net cash provided by financing activities for the year ended December 31, 1996 related to approximately $3,731,000 in proceeds received from the issuance of common stock under the Company's stock option plan offset by approximately $659,000 related to Company's repurchase of its common stock. Net cash used in financing activities for the year ended December 31, 1995 related to the Company's repurchase of approximately $1,925,000 of its common stock offset by approximately $192,000 in proceeds received from the issuance of common stock under the Company's stock option plan. Net cash provided by financing activities for the year ended December 31, 1994 related to approximately $44,731,000 in net proceeds received from the sale of common stock in a public offering and proceeds received from the issuance of common stock under the Company's stock option plan offset by the Company's repurchase of approximately $7,798,000 of its common stock.

         Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations at least through 1998. However, the Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the results of clinical trials and testing, the timing of regulatory approvals, developments in relationships with collaborative partners and the status of competitive products. If the Company cannot eventually generate sufficient funds from operations, it will need to raise additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under the provisions of Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations. Accordingly, the Company does not recognize compensation expense in accounting for its stock option and stock purchase plans for awards which have an exercise price equal to the fair value of the Company's common stock on the date of the grant.

Factors That May Affect Future Results

         The material contained herein contains certain forward-looking statements, including statements regarding the application of ZADAXIN in disease areas beyond hepatitis B, the potential for regulatory approvals of ZADAXIN and the launching of ZADAXIN in additional markets, and the Company's expectations regarding increases in revenues from ZADAXIN and increases in marketing and research and development expense levels. These statements are subject to certain risks and uncertainties. These risks and uncertainties include the Company's reliance on a single product, ZADAXIN(R) thymosin alpha 1, for its revenues, the absence of regulatory approval for ZADAXIN in significant markets, the expensive, time consuming and uncertain regulatory approval process, risks associated with the manufacture and supply of ZADAXIN, and competition from competing therapies, uncertainties regarding the outcome of the Company's efforts to commercialize additional products, as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data


                         SCICLONE PHARMACEUTICALS, INC.


               FINANCIAL STATEMENTS AT DECEMBER 31, 1996 AND 1995 AND FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994.


               INDEPENDENT AUDITORS REPORT

                         SciClone Pharmaceuticals, Inc.

                           Consolidated Balance Sheets

Assets
                                                                                  December 31, 1996       December 31, 1995
                                                                                 -------------------     -------------------
Current assets:
    Cash and cash equivalents                                                       $   4,642,590            $  3,986,307
    Short-term investments                                                              5,205,529              15,467,685
    Accounts receivable                                                                   245,078                 108,410
    Inventory                                                                           2,608,877               2,360,479
    Prepaid expenses and other current assets                                           1,783,778               1,955,930
                                                                                    -------------            ------------

Total current assets                                                                   14,485,852              23,878,811

Property and equipment, net                                                               299,405                 313,703
Long-term investments                                                                  25,257,589              27,935,835
Notes receivable from officers                                                          2,648,292               1,964,065
Other assets                                                                               36,549                  58,381
                                                                                    -------------            ------------

Total assets                                                                        $  42,727,687            $ 54,150,795
                                                                                    =============            ============

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                $     639,392              $  472,477
    Accrued compensation and employee benefits                                            817,774               1,086,904
    Accrued clinical trials expense                                                       964,331               2,054,741
    Accrued professional fees                                                           1,989,000                 765,000
    Other accrued expenses                                                                851,562                 216,411
                                                                                    -------------            ------------

Total current liabilities                                                               5,262,059               4,595,533

Commitments and cotingencies (Note 7)

Shareholderrs' equity:
    Preferred stock, no par value; 10,000,000 shares authorized;
      no shares  issued and outstanding                                                        --                      --
    Common stock, no par value; 75,000,000 shares authorized;
      17,532,195 and  16,807,257 shares issued and outstanding                        108,988,019             105,915,548
    Net unrealized (loss) gain on available-for-sale securities                          (171,125)                450,086
    Accumulated deficit                                                               (71,351,266)            (56,605,519)
    Deferred compensation                                                                      --                (204,853)
                                                                                    -------------            ------------

Total shareholders' equity                                                             37,465,628              49,555,262
                                                                                    -------------            ------------

Total liabilities and shareholders'  equity                                         $  42,727,687            $ 54,150,795
                                                                                    =============            ============

See notes to consolidated financial statements.


                         SciClone Pharmaceuticals, Inc.


                      Consolidated Statements of Operations

                                                                         Year ended December 31,
                                                         ---------------------------------------------------------
                                                             1996                 1995                  1994
                                                         -----------------   ------------------  -----------------
Product sales                                          $    703,082           $    273,353           $         --

Cost of product sales                                       740,494                737,460                     --
                                                       ------------           ------------           ------------

Gross profit                                                (37,412)              (464,107)                    --

Operating expenses:
    Research and development                              9,903,536             10,386,312              9,282,051
    Special research and development charges                     --                     --              3,470,000
    Marketing                                             4,240,208              4,323,327              4,375,447
    General and administrative                            3,182,972              2,903,991              3,810,696
                                                       ------------           ------------           ------------

Total operating expenses                                 17,326,716             17,613,630             20,938,194
                                                       ------------           ------------           ------------

Loss from operations
                                                        (17,364,128)           (18,077,737)           (20,938,194)

Interest and investment income, net                       2,618,381              3,302,307              3,056,869
                                                       ------------           ------------           ------------

Net loss                                               $(14,745,747)          $(14,775,430)          $(17,881,325)
                                                       ============           ============           ============

Net loss per share                                     $      (0.85)          $      (0.88)          $      (1.02)
                                                       ============           ============           ============

Weighted average shares used in computing
per share amounts
                                                         17,421,312             16,881,652             17,507,564

See notes to consolidated financial statements.

                                                   SciClone Pharmaceuticals, Inc.

                                           Consolidated Statements of Shareholders' Equity

                                                                                                   Net unrealized
                                                                      Common stock                 gain (loss) on
                                                              -------------------------------    available-for-sale     Accumulated
                                                                  Shares           Amount            securities           deficit
                                                              -------------     -------------    ------------------  --------------

Balance at December 31, 1993                                     15,817,990       70,715,866                --          (23,948,764)
    Issuance of common stock from public  offering,
      net                                                         2,000,000       43,085,811                --                   --
    Issuance of common stock from exercise of stock
       options and warrants                                         417,090        1,645,071                --                   --
    Repurchase of common stock                                   (1,148,300)      (7,797,990)               --                   --
    Amortization of deferred compensation                                --               --                --                   --
    Net unrealized loss on available-for-sale securities                 --               --        (2,304,989)                  --
    Net loss                                                             --               --                --          (17,881,325)
                                                                 ----------     ------------      ------------         ------------

Balance at December 31, 1994                                     17,086,780      107,648,758        (2,304,989)         (41,830,089)
    Issuance of common stock from exercise of stock
      options                                                        66,477          191,686                --                   --
    Repurchase of common stock                                     (346,000)      (1,924,896)               --                   --
    Amortization of deferred compensation                                --               --                --                   --
    Net unrealized gain on available-for-sale securities                 --               --         2,755,075                   --
    Net loss                                                             --               --                --          (14,775,430)
                                                                 ----------     ------------      ------------         ------------

Balance at December 31, 1995                                     16,807,257      105,915,548           450,086          (56,605,519)
    Issuance of common stock from exercise of stock
       options and employee stock purchase plan                     802,938        3,731,284                --                   --
    Repurchase of common stock                                      (78,000)        (658,813)               --                   --
    Amortization of deferred compensation                                --               --                --                   --
    Net unrealized loss on available-for-sale securities                 --               --          (621,211)                  --
    Net loss                                                             --               --                --          (14,745,747)
                                                                 ----------     ------------      ------------         ------------

Balance at December 31, 1996                                     17,532,195     $108,988,019      $   (171,125)        $(71,351,266)
                                                                 ==========     ============      ============         ============

                                                                     Deferred             Total shareholders'
                                                                   compensation                 equity
                                                                  --------------         --------------------
Balance at December 31, 1993                                        (1,246,856)               45,520,246
    Issuance of common stock from public  offering,
      net                                                                   --                43,085,811
    Issuance of common stock from exercise of stock
       options and warrants                                                 --                 1,645,071
    Repurchase of common stock                                                                (7,797,990)
    Amortization of deferred compensation                              487,207                   487,207
    Net unrealized loss on available-for-sale securities                    --                (2,304,989)
    Net loss                                                                --               (17,881,325)
                                                                  ------------              ------------

Balance at December 31, 1994                                          (759,649)               62,754,031
    Issuance of common stock from exercise of stock
      options                                                               --                   191,686
    Repurchase of common stock                                              --                (1,924,896)

    Amortization of deferred compensation                              554,796                   554,796
    Net unrealized gain on available-for-sale securities                    --                 2,755,075
    Net loss                                                                --               (14,775,430)
                                                                  ------------              ------------

Balance at December 31, 1995                                          (204,853)               49,555,262
    Issuance of common stock from exercise of stock
       options and employee stock purchase plan                             --                 3,731,284
    Repurchase of common stock                                              --                  (658,813)

    Amortization of deferred compensation                              204,853                   204,853
    Net unrealized loss on available-for-sale securities                    --                  (621,211)
    Net loss                                                                --               (14,745,747)
                                                                  ------------              ------------

Balance at December 31, 1996                                      $        --               $ 37,465,628
                                                                  ============              ============

See notes to consolidated financial statements.

                         SciClone Pharmaceuticals, Inc.


                      Consolidated Statements of Cash Flows
                                                                                          Year ended December 31,
                                                                             ------------------------------------------------------
                                                                                 1996                 1995                 1994
                                                                             ------------         ------------         ------------
Operating activities
Net loss                                                                     $(14,745,747)        $(14,775,430)        $(17,881,325)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                 313,560              713,343              633,250
    Acquisition of in-process technology                                               --                   --            3,470,000
    Changes in operating assets and liabilities:
       Prepaid expenses and other assets                                         (490,243)          (1,924,132)            (564,343)
       Accounts receivable                                                       (136,668)            (108,410)                  --
       Inventory                                                                 (248,398)          (1,340,190)                  --
       Accounts payable and other accrued expenses                                802,066               64,276               29,479
       Accrued clinical trials expense                                         (1,090,410)             238,437              681,897
       Accrued professional fees                                                1,224,000              (10,000)            (215,000)
       Accrued compensation and benefits                                         (269,130)              43,858              936,901
                                                                             ------------         ------------         ------------
Net cash used in operating activities                                         (14,640,970)         (17,098,248)         (12,909,141)
                                                                             ------------         ------------         ------------

Investing activities:
    Purchase of property and equipment                                            (94,409)            (204,077)            (112,729)
    Sale  (purchase) of marketable securities, net                             12,319,191           14,728,955          (18,957,343)
                                                                             ------------         ------------         ------------
Net cash provided by (used in) investing activities                            12,224,782           14,524,878          (19,070,072)
                                                                             ------------         ------------         ------------

Financing activities:
    Proceeds from issuance of common stock, net                                 3,731,284              191,686           44,730,882
    Repurchase of common stock                                                   (658,813)          (1,924,897)          (7,797,990)
                                                                             ------------         ------------         ------------
Net cash provided by (used in) financing activities                             3,072,471           (1,733,210)          36,932,892
                                                                             ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                              656,283           (4,306,581)           4,953,679
Cash and cash equivalents, beginning of period                                  3,986,307            8,292,888            3,339,209
                                                                             ------------         ------------         ------------
Cash and cash equivalents, end of period                                       $4,642,590         $  3,986,307         $  8,292,888
                                                                             ============         ============         ============

See notes to consolidated financial statements.

                         SCICLONE PHARMACEUTICALS, INC.

                   Notes to Consolidated Financial Statements


Note 1 - The Company and Summary of Significant Accounting Policies

The Company

         SciClone Pharmaceuticals, Inc. ("SciClone" or the "Company") is an international biopharmaceutical company involved in the acquisition, development and commercialization of pharmaceuticals worldwide. The Company focuses on specialist oriented products that address significantly unmet chronic or life-threatening diseases. The Company concentrates on infectious diseases, such as hepatitis B and C, cancer, immune system disorders, and cystic fibrosis. Currently, the Company has acquired two drugs for development and commercialization: ZADAXIN(R) thymosin alpha 1, for hepatitis B and C, cancer and immune system disorders; and CPX for cystic fibrosis. To date, the Company's principal focus has been the development and commercialization of ZADAXIN.

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Investments

         Cash equivalents consist of highly liquid investments with remaining maturities of three months or less. All cash equivalents are carried at cost plus accrued interest, which approximates market.

         The Company has classified its entire investments portfolio as available-for-sale and records these investments at fair value, as determined by available market information, on the balance sheet. The portfolio primarily consists of U.S. Government securities and short-term and long-debt instruments. Unrealized holding gains or losses are carried as a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income along with interest earned. Realized gains or losses, and declines in value judged to be other than temporary are also included in investment income. Management believes the credit risk associated with these investments is limited due to the nature of investments.

                         SCICLONE PHARMACEUTICALS, INC.

         For the year ended December 31, 1996, net unrealized losses of approximately $621,000 were charged to shareholders' equity, leaving a balance at December 31, 1996 of approximately $171,000 of net unrealized losses. For the year ended December 31, 1995, net unrealized gains of approximately $2,755,000 were charged to shareholders' equity, leaving a balance at December 31, 1995 of approximately $450,000 of net unrealized gains.

Property and Equipment

         Property   and   equipment   is  stated  at  cost,   less   accumulated
depreciation. Depreciation is provided over the estimated useful lives of the respective assets (three to five years) on the straight-line basis.

Notes Receivable from Officers

         In August, 1996, the Company extended a loan to one of its executive officers with an aggregate principal amount of $1,000,000 to be used to finance the purchase of his primary residence. The loan was secured by a first deed of trust on the property, bears interest at 8% per annum and is payable in five years, subject to renewal if the executive officer remains employed by the Company. In June 1995, the Company extended a loan to one of its executive officers with an aggregate principal amount of $1,365,000 to be used to finance the purchase and renovation of his primary residence. The loan was secured by a first deed of trust on the property and 20,000 shares of SciClone Common Stock owned by the executive officer, bears interest at 7.5% per annum and is payable in five years, subject to renewal if the executive officer remains employed by the Company.

         In July 1995, the Company extended a loan to one of its board members and former executive officers in the principal amount of $95,000 which carries an interest rate of 7.375%. In December 1995, the Company extended an additional loan to this individual in the principal amount of $600,000, which carries an interest rate of 7.50%. The loans are due and payable in December 1997, are currently unsecured, and in the process of being secured by a second deed of trust on residential property owned by this individual.

         At December 31, 1996, the fair value of the notes receivable from officers is $2,710,000. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

Foreign Currency Translation

         The  Company  has  determined  the  U.S.  dollar  to be the  functional currency for its wholly owned subsidiaries. Adjustments resulting from translation are included in results of operations and have not been significant.

Research and Development

         Research and development expenditures are charged to operations as incurred.

                         SCICLONE PHARMACEUTICALS, INC.

Income Taxes

         Income tax expense is based on reported results of operations before extraordinary items and income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying current tax laws. Based on the Company's lack of earnings history, deferred tax assets have been fully offset by a valuation allowance.

 Retirement Benefits

         The Company has a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 20% of the employee contributions, up to 6% of the employee's salary. Company contributions, which can be terminated at the Company's discretion, were $25,000, $24,000, and $24,000 for the years ended December 31, 1996, 1995, and
1994, respectively. The plan commenced on January 1, 1991.

Net Loss Per Share

         Net loss per share has been computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common equivalent shares for outstanding options and warrants were not included in the weighted average shares outstanding because the effect would be antidilutive.

Accounting for Employee Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under the provisions of Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations. Accordingly, the Company does not recognize compensation expense in accounting for its stock option and employee stock purchase plans for awards which have an exercise price equal to the fair value of the Company's common stock on the date of the grant.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year's presentation.

                         SCICLONE PHARMACEUTICALS, INC.

Note 2 - Investments

The following is a summary of available-for-sale securities:
                                                       Available-for-sale Securities
                                   -----------------------------------------------------------------

                                                       Gross            Gross          Estimated
                                     Amortized       Unrealized       Unrealized          Fair
       December 31, 1996               Cost            Gains            Losses           Value
---------------------------------  --------------  ---------------  ---------------  ---------------
U.S. government & agency
  obligations                        $21,974,342          $37,048    $   (158,340)      $21,853,050
Corporate obligations                  8,459,901           10,882         (23,535)        8,447,248
Corporate equity securities              200,000           12,820         (50,000)          162,820
                                   --------------  ---------------  ---------------  ---------------

                                     $30,634,243          $60,750    $   (231,875)      $30,463,118
                                   ==============  ===============  ===============  ===============



                                                       Available-for-sale Securities
                                   -----------------------------------------------------------------

                                                       Gross            Gross          Estimated
                                     Amortized       Unrealized       Unrealized          Fair
       December 31, 1995               Cost            Gains            Losses           Value
---------------------------------  --------------  ---------------  ---------------  ---------------

U.S. government & agency
  obligations                        $27,633,655        $ 174,319    $    (32,613)      $27,775,361
Corporate obligations                 14,150,800           48,972        (102,836)       14,096,936
Corporate equity securities            1,168,979          462,244        (100,000)        1,531,223
                                   --------------  ---------------  ---------------  ---------------

                                     $42,953,434        $ 685,535    $   (235,449)      $43,403,520
                                   ==============  ===============  ===============  ===============


The amortized cost and estimated fair value of debt and  investments at December
31, 1996 by contractual maturity are shown below.
                                                                                       Estimated
                                                             Amortized                    Fair
                                                                Cost                     Value
                                                          -----------------         -----------------

Due in one year or less                                      $ 5,041,633              $ 5,042,709
Due after one year through three years                        18,285,984               18,180,586
Due after three years                                          7,106,626                7,077,003
                                                          -----------------         -----------------

                                                              30,434,243               30,300,298
Corporate equity securities                                      200,000                  162,820
                                                          -----------------         -----------------
                                                             $30,634,243              $30,463,118
                                                          =================         =================

                         SCICLONE PHARMACEUTICALS, INC.

Note 3   - Inventories


Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consisted of the following:

                                                   December 31,
                                      ---------------------------------------
                                             1996                  1995
                                      -----------------     -----------------

Raw materials                             $1,545,923            $2,301,650
Finished goods                             1,062,954                58,829
                                      -----------------     -----------------

                                          $2,608,877            $2,360,479
                                      =================     =================



Note 4 - Property and Equipment

Property and equipment consisted of the following:

                                                   December 31,
                                      ---------------------------------------
                                             1996                  1995
                                      -----------------     -----------------

Office furniture and fixtures               $279,369              $254,574
Office equipment                             619,709               550,095
                                      -----------------     -----------------

                                             899,078               804,669
Less accumulated depreciation                599,673               490,966
                                      -----------------     -----------------

Net property and equipment                  $299,405              $313,703
                                      =================     =================



Note 5    - License Agreements

         In October 1996, the Company entered into an expanded and amended license and supply agreement with Schering-Plough K.K. ("SPKK"), giving SPKK exclusive rights to ZADAXIN in Japan. Under the amended agreement, SPKK will continue development of thymosin alpha 1 as a monotherapy for the treatment of hepatitis B and will initiate investigation of the combination of its INTRON(R) A (interferon alfa-2b) with ZADAXIN for the treatment of hepatitis C, with the parties sharing certain development expenses. SPKK will undertake the development, registration and marketing of ZADAXIN in Japan. Contingent upon successful research and development results, SciClone will receive milestone payments. To date, there has been no license fee revenue recognized by the Company.

                         SCICLONE PHARMACEUTICALS, INC.

         In April 1996, the Company acquired an exclusive license for CPX, a synthetic compound developed by the National Institutes of Health ("NIH") as a potential treatment for cystic fibrosis. NIH will receive certain milestone payments upon successful research and development results in addition to royalties on net sales revenue.

         In  December  1994,  the  Company   acquired  the  rights  to  develop,
manufacture,   and  commercialize  thymosin  alpha  1  in  South  Korea  from  a pharmaceutical company.

         In August 1994, SciClone entered into a 15-year license agreement with Alpha 1 Biomedicals, Inc., ("Alpha 1") for rights to thymosin alpha 1. This agreement grants the Company manufacturing and marketing rights and the right to conduct research and clinical development for existing and new indications worldwide except in Italy, Spain, Portugal and South Korea. In addition, the agreement transferred control of Alpha 1's thymosin alpha 1 patent portfolio to the Company. The agreement requires the Company to pay certain royalties based on net sales revenue of thymosin alpha 1 in the Company's territories (see Note
7). In connection with this license agreement, the Company incurred a special research and development charge of $3,470,000 consisting primarily of a write-down of the Company's equity interest in Alpha 1 to its estimated market value and expenses associated with the transaction. These costs have been expensed as in-process research and development.

Note 6    - Income Taxes

         The domestic and foreign  components  of loss before  income tax are as follows:
                                                    1996                1995                1994
                                            ------------------   -----------------   -----------------

   Domestic                                  $  (6,125,896)      $  (5,675,924)      $   (4,530,407)
   Foreign                                      (8,610,042)         (9,099,506)         (13,350,918)
                                            ------------------   -----------------   -----------------

   Loss before income tax                     $(14,735,938)       $(14,775,430)      $  (17,881,325)
                                            ==================   =================   =================

                         SCICLONE PHARMACEUTICALS, INC.


         The significant components of the Company's deferred tax assets and liabilities at December 31, 1996, 1995 and 1994 are as follows:

Assets                                                                   1996                     1995                     1994
                                                                     ------------             ------------             ------------

Net operating loss carryforwards                                     $  9,854,000             $  6,231,000             $  4,833,000
Other, net                                                              1,795,000                  277,000                  170,000
                                                                     ------------             ------------             ------------

Gross deferred tax assets                                              11,649,000                6,508,000                5,003,000
Valuation allowance                                                   (11,426,000)              (6,308,000)              (5,003,000)
                                                                     ------------             ------------             ------------

Total deferred tax asset                                             $    223,000             $    200,000             $         --
                                                                     ------------             ------------             ------------

Liabilities

Net unrealized gains on available-
   for-sale securities                                               $         --             $    200,000             $         --

Other                                                                     223,000                       --                       --
                                                                     ------------             ------------             ------------

Total deferred tax liability                                              223,000                  200,000                       --
                                                                     ------------             ------------             ------------

Net deferred tax assets                                              $        --              $         --             $         --
                                                                     ============             ============             ============

         Deferred tax assets relating to net operating loss carryforwards as of December 31, 1996 include $3,300,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to shareholders' equity.

          At December 31, 1996, the Company had net operating loss carryforwards for U.S. tax purposes totaling approximately $26,000,000, expiring in 2006-2011, and approximately $12,000,000 in state net operating losses expiring in 1997-2001. The difference between the current year's loss for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by the Company's foreign subsidiaries.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, utilization of net operating loss carryforwards are limited against taxable income in future periods.


Note 7  - Commitments and Contingencies

Leases

         The Company leases its main office facility under a non-cancelable lease agreement which expires in April 2000. The lease is for a period of five years and requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad

                         SCICLONE PHARMACEUTICALS, INC.

under non-cancelable lease agreements, expiring in 1997. Rental expense in 1996, 1995, and 1994 was $397,000, $391,000, and $333,000 respectively. Minimum future rental  commitments  amount to $448,000 in 1997,  $436,000 in 1998,  $450,000 in
1999, $162,000 in 2000 and $38,000 in 2001.

Royalties

         Under the April 1996 CPX license agreement with the NIH, the Company is obligated to pay the NIH a royalty based on a percentage of CPX net sales revenue. To date, no royalty amounts have been paid or are due to the NIH. Under the August 1994 thymosin alpha 1 license agreement with Alpha 1 (see Note 5), the Company is obligated to pay Alpha 1 certain royalties in addition to assuming certain Alpha 1 royalties payable to third parties. The Company's royalty obligations to Alpha 1 are based on a percentage of thymosin alpha 1 net sales revenue and range from 3 to 3.5% or 6 to 7% dependent upon the territory in which revenue is recognized and whether or not certain intellectual property protection exists in that territory. Royalties are payable to Alpha 1 for eight years; provided, however that at such time if Alpha 1 has not been paid aggregate royalties of $35 million, the Company's royalty obligations to Alpha 1 will continue to the earlier of (i) the payment to Alpha 1 of royalties aggregating $35 million or (ii) September 30, 2009. In 1996, Alpha 1 agreed to accept $500,000 from the Company as prepayment for $2.5 million in future royalties which may become due to Alpha 1 from the Company. The prepaid royalties will take effect after payment by the Company to Alpha 1 of royalties totaling $1.75 million.

         In October 1992, the Company amended its services agreement with a Japanese trading company. Upon receipt by SciClone of any revenues in Japan for thymosin alpha 1, the Japanese trading company will receive a royalty as a percentage of such revenues for a specified period of time. To date, no royalty amounts have been paid or are due the Japanese trading company with respect to this agreement.


Note 8 - Shareholders' Equity

Common Stock

         In January 1994, the Company sold 2,000,000 shares of common stock in an underwritten public offering at $23.25 per share. The Company received approximately $43,600,000 in net proceeds from the offering.

         In conjunction with its initial public offering, the Company granted its investment banker warrants to purchase 300,000 shares of common stock and 300,000 non-redeemable warrants. The warrants are exercisable during the four year period ending March 16, 1997. The exercise price of the 300,000 shares of common stock is subject to certain adjustments as defined in the purchase agreement. At December 31, 1996, the shares of common stock may be purchased at $6.00 per share, and the non-redeemable warrants may be purchased at $0.33 per warrant. The non-redeemable warrants are exercisable into one share of common stock at $15.55 per share. During 1996 and 1995, no warrants were exercised. During 1994, 135,005 warrants to purchase common stock at $6.00 per share were exercised.

         At December 31, 1996, 464,995 common shares were reserved for exercise of the warrants.

                         SCICLONE PHARMACEUTICALS, INC.

Repurchase of Common Stock

         In 1995 and 1994, the Company's Board of Directors authorized the repurchase of up to 1.5 million and 1.0 million shares of the Company's common stock, respectively. For the year ended December 31, 1996, 1995, and 1994, the Company repurchased 78,000, 346,000 and 1,148,000 shares of its common stock for an aggregate cost of $659,000, $1,925,000 and $7,798,000, respectively. There was no impact on the Company's results of operations.

Stock Award Plans

         In August 1991, the Board of Directors and shareholders of the Company approved the 1991 Stock Plan (the "1991 Plan") and reserved 1,300,000 shares for issuance thereunder. In May 1993, the Board of Directors and shareholders of the Company approved a 2,150,000 share increase in the shares reserved under the 1991 plan. The 1991 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock purchase agreements. In January 1992, the Board of Directors and shareholders of the Company approved the 1992 Stock Plan (the "1992 Plan") and reserved 240,000 shares for issuance thereunder. The 1992 Plan permits the award of incentive or nonqualified stock options which must be exercised in cash. In June 1995, the Board of Directors and the shareholders of the Company approved the 1995 Equity Incentive Plan (the "1995 Plan") and reserved 1,250,000 shares for issuance thereunder. The 1995 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock awards.

         Under the 1991, 1992 and 1995 Plans, options are exercisable upon conditions determined by the Board of Directors and expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years.

         In June 1995, the Board of Directors and the shareholders of the Company approved the Nonemployee Director Stock Option Plan (the "Nonemployee Director Plan") and reserved 250,000 shares for issuance thereunder. The Nonemployee Director Plan automatically grants nonqualified stock options to nonemployee directors upon their appointment or first election to the Company's Board of Directors ("Initial Grant") and annually upon their reelection to the Board of Directors at the Company's Annual Meeting of Shareholders ("Annual Grant"). The options are granted at fair market value on the date of grant. Initial Grants vest annually over a period of three years. Annual Grants vest monthly over a period of one year.

         In July 1996, the Board of Directors and shareholders of the Company approved the 1996 Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares for issuance thereunder. All full-time employees are eligible to participate in the ESPP. Under the terms of the ESPP, employees can choose to have up to 15% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is the lower of 85% of the fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. Under the ESPP, the Company sold 5,675 shares to employees in 1996.

                         SCICLONE PHARMACEUTICALS, INC.

      The following  table  summarizes the stock option activity under the 1991,
1992 and 1995 plans and the Nonemployee Director Plan:
                                                                                           Weighted
                                                                                           Average
                                                                                        Exercise Price
                                         Shares Available          Shares Under        of Shares Under
                                            for Grant                 Option                 Plan
                                       ---------------------     -----------------     -----------------

Balance at December 31, 1993                   1,513,978               1,794,656            $   6.58

Options cancelled                                396,269                (396,269)              12.04
Options granted                               (1,109,035)              1,109,035                6.05
Options exercised                                    --                 (282,085)               2.96
                                       ------------------        ----------------      ---------------

Balance at December 31, 1994                     801,212               2,225,337            $   5.81

1995 Plan shares reserved                      1,250,000                      --                  --
Nonemployee Director Plan
  shares reserved                                250,000                      --
                                                                                                  --
Options cancelled                                 63,963                 (63,963)               5.93
Options granted                                 (436,500)                436,500                5.68
Options exercised                                    --                  (66,477)               2.88
                                       ------------------        -----------------     ---------------

Balance at December 31, 1995                    1,928,675              2,531,397           $    5.86

Options cancelled                                107,357                (107,357)               7.97
Options granted                                 (901,850)                901,850                5.73
Options exercised                                     --                (799,625)               4.66
                                       ------------------        -----------------     ---------------

Balance at December 31, 1996                    1,134,182              2,526,265           $    6.11
                                       ==================        =================     ===============


        The following table summarizes  information  concerning  outstanding and exercisable options as of December 31, 1996:
                          Options Outstanding                                     Options Exercisable
------------------------------------------------------------------------    --------------------------------
                                        Weighted Average     Weighted                        Weighted Average
Range of Exercise        Number            Remaining         Average             Number          Exercise
      Prices           Outstanding      Contractual Life   Exercise Price     Exercisable        Price
------------------- ------------------ ------------------- ---------------- ---------------- ---------------
$  0.30 - $ 0.30           18,000             4.75              $0.30             18,000           $0.30
$  3.00 - $ 4.38          370,578             5.98               3.50            308,078            3.38
$  4.80 - $ 7.25        1,741,204             8.37               5.66            686,497            5.79
$  7.59 - $12.50          396,483             7.32              10.78            272,339           11.08
                    ------------------ ------------------- ---------------- ---------------- ---------------

                        2,526,265             7.82             $ 6.11          1,284,914           $6.26
                    ================== =================== ================ ================ ===============

                         SCICLONE PHARMACEUTICALS, INC.

         As permitted by SFAS 123, the Company applies APB 25 and related Interpretations in accounting for its stock award plans and accordingly, does not recognize compensation expense for awards which have an exercise price equal to the fair value of the Company's common stock on the date of the grant.

         Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates of 5.14% and 6.81%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's stock of
 .84; and a weighted  average expected life of the option of 4.37 years. The fair
value  for  the  employee  stock   purchases  was  also   estimated   using  the
Black-Scholes model with the following assumptions for 1996: risk-free interest rate of 5.3%; dividend yield of 0%; expected volatility of .84 and expected life of .25 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock awards have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock purchases.

         The Company recorded deferred compensation of approximately $2.4 million related to 1992 stock option grants. The deferred compensation is being amortized over the vesting period, which ranges from two to five years. For the years ended December 31, 1996, 1995, and 1994, approximately $205,000, $555,000, and $487,000 of deferred compensation related to stock option grants was charged to compensation expense, respectively.

         Had compensation expense for the Company's option and employee purchase plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                           1996                   1995
                                           ------                 ----

Net loss - as reported                $(14,746,000)          $(14,775,000)
                                      -------------          -------------

Net loss - pro forma                  $(15,821,000)          $(14,643,000)
                                      =============          =============

Net loss per share - as reported            $(0.85)                $(0.88)
                                            =======                =======

Net loss per share - pro forma              $(0.91)                $(0.87)
                                            =======                =======

         The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.  Pro  forma  net loss for the  year  ended  December  31,  1996

                         SCICLONE PHARMACEUTICALS, INC.

reflects compensation expense for two years' vesting while the year ended December 31, 1997 will reflect compensation expense for three years' vesting of outstanding stock awards.


Note 9   - Significant Geographic Information

Approximate foreign sources of revenues were as follows:

                     1996              1995           1994
                     ----              ----           ----

Asia              $636,000            $239,000        $ -
Other               67,000              34,000          -

                         SCICLONE PHARMACEUTICALS, INC.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders, SciClone Pharmaceuticals, Inc.

         We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                           ERNST & YOUNG LLP

Palo Alto, California
January 23, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         Not Applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         The executive  officers and directors of the Company,  their ages as of
February 28, 1997, and certain other information about them are set forth below:
                              Name                            Age                       Position
          ---------------------------------------------     ---------    ----------------------------------------
          Donald R. Sellers.........................           52        President, Chief Executive Officer and
                                                                         Director

          Thomas E. Moore...........................           52        Chairman of the Board of Directors

          David Horwitz, M.D., Ph.D.................           54        Executive Vice President of Medical,
                                                                         Regulatory and Scientific Affairs

          Mark A. Culhane...........................           37        Vice President, Finance and
                                                                         Administration and Chief Financial
                                                                         Officer, Secretary

          John D. Baxter, M.D.......................           56        Director

          Edwin C. Cadman, M.D......................           51        Director

          Jere E. Goyan, Ph.D.......................           66        Director

         Donald R. Sellers has served as the Company's Chief Executive Officer since April 1996 and as President and Director since January 1996. From May 1993 to present, he has also served as Managing Director, SciClone Pharmaceuticals International Ltd., the international arm of the Company. From 1990 to 1993, Mr. Sellers was Corporate Vice President of Getz Bros., an Asian trading company, as well as President of their Japanese operations. From 1983 to 1990, Mr. Sellers was employed by Sterling Drug International, initially as Vice President of Marketing and Operations in Asia and beginning in 1985 as President of their Latin American Andina Group. Mr. Sellers began his pharmaceutical career in 1973 with Pfizer as Country Manager, Vietnam and Hong Kong, and he later worked with the Revlon Healthcare Group as Director of Worldwide Exports and Pacific Area Director.

         Thomas E. Moore, a founder of the Company, has served Chairman of the Board of Directors of the Company since its inception and as Chief Executive Officer from inception until April 1996. Since 1988, Mr. Moore has served as a principal in Sand Hill Management Group, a private investment and management firm specializing in the computer software, medical and biotechnology industries. From 1982 to 1988, Mr. Moore was the Chairman of the Board of Directors of Synercom Technology, Inc. ("Synercom"), a software company. Prior to Synercom, Mr. Moore was Vice President of Pacific Operations and Vice President of Strategic Planning at Honeywell, Inc., an electronics company.

         David L. Horwitz, M.D., Ph.D. has been the Company's Executive Vice President of Medical, Regulatory and Scientific Affairs since December 1994. From April 1992 through December 1994, he was Vice President of Medical and Regulatory Affairs at the Company. From 1982 through 1992, Dr. Horwitz was at Baxter Healthcare Corporation, a pharmaceutical company, where his last position was as Vice President for Medical and Professional Affairs. Previously he was Clinical Professor of Medicine at the University of Illinois at Chicago.

         Mark A. Culhane has been the Company's Vice President, Finance and Administration and Chief Financial Officer since May 1994 and its Secretary since November 1993. From June 1992 to May 1994, Mr. Culhane served in other financial positions with the Company. From July 1982 to June 1992, Mr. Culhane was employed by Price Waterhouse, an international public accounting firm, where his last position was Senior Manager.

         John D. Baxter, M.D. joined the Company as a director and Chairman of its Scientific Advisory Board in June 1991. Dr. Baxter has been associated with the University of California, San Francisco since 1970. He has been Professor of Medicine since 1979, Chief of the Endocrinology Section, Parnassus Campus since 1980 and Director of the Metabolic Research Unit since 1981. Dr. Baxter was a founder and served as a director of Scios Nova Inc., a biotechnology company, from its inception in 1982 to 1991.

         Edwin C. Cadman, M.D. has been a director and member of the Company's Scientific Advisory Board since November 1991. Since January 1994, Dr. Cadman has been Senior Vice President of Medical Affairs and Chief of Staff at Yale New Haven Hospital, where he was Chief of the Medical Service from 1987 through December 1993. Since 1987, Dr. Cadman has also been Professor of Medicine at Yale University, where he was Chairman of the Department of Medicine from 1987 through December 1993. Prior to these positions, he was Director of the Cancer Research Institute at the University of California, San Francisco. Dr. Cadman also currently serves as a director of CytoTherapeutics, Inc., a biotechnology company.

         Jere E. Goyan, Ph.D. has been a director of the Company since January 1992. Since July 1993, Dr. Goyan has been President and Chief Operating Officer and director of Alteon, Inc., a biotechnology company where he served as Senior Vice President for Research and Development from January 1993 through July 1993 and as Acting Chief Executive Officer from July 1993 through May 1994. Dr. Goyan was Dean of the School of Pharmacy and Professor of Pharmacy and Pharmaceutical Chemistry at the University of California, San Francisco from 1967 through 1992, and was a Professor there from 1965 through 1992. From 1979 to 1981, Dr. Goyan was the Commissioner of the United States Food and Drug Administration. Dr. Goyan also currently serves as a director of Emisphere Technologies, Inc. and Atrix Laboratories, both biotechnology companies, and Boehringer Mannheim (U.S.), a pharmaceutical company.

         Directors serve one year terms or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

         There are no family relationships among any of the directors or executive officers of the Company.

Item 11.   Executive Compensation

         The information required by this Item is incorporated by referenced from the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "EXECUTIVE COMPENSATION."


Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference from the Proxy Statement under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.   Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference from the Proxy Statement under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "EXECUTIVE COMPENSATION AND OTHER MATTERS -- Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

         (1) Financial Statements. The following financial statements of the Company are contained on pages [24-41] of this Report on Form 10-K:

                   Consolidated Balance Sheets at December 31, 1996 and 1995.

                   Consolidated Statements of Operations for each of the three years ended December 31, 1996, 1995 and 1994.

                   Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1996, 1995 and 1994.

                   Consolidated Statements of Cash Flows for each of the three years ended December 31, 1996, 1995 and 1994.

                   Notes to Consolidated Financial Statements.

                   Report of Ernst & Young LLP, Independent Auditors.

         (2)       Financial Statement Schedules

                   Refer to Item 14(d) below.

         (3)       Exhibits.

                   Refer to Item 14(c) below.

(b)      Reports on Form 8-K.

         None filed during the quarter ended December 31, 1996.

(c)      Exhibits.

         Exhibits (numbered in accordance with Item 601 of Regulation S-K):



Exhibit
Number          Description
-------         -----------

3(i).1(1)       Restated Articles of Incorporation
3(i).2(2)       Certificate of Amendment of Restated Articles of Incorporation
3(ii).1(1)      Bylaws
3(ii).2(2)      Certificate of Amendment of Bylaws

4.1(1)          Representative's Warrant Agreement,  dated as of March 24, 1992, between the Registrant and Josephthal Lyon & Ross Incorporated
10.1(5)         Thymosin  License   Agreement  dated  August  19,  1994  between
                Registrant and Alpha 1 Biomedicals, Inc.
10.2(3)         License,  Development  and Supply  Agreement,  dated January 12,
                1993, between the Registrant and Schering-Plough K.K.
10.3(6)         Supply  Agreement dated October 19, 1994 between  Registrant and
                UCB Bioproducts S.A.
10.4(4)         Manufacturing  Services  Agreement  dated as of July 27, 1993 by and between SciClone  Pharmaceuticals  International Limited and
                Sclavo S.p.A.
10.5(1)         Services   Agreement,   dated  August  28,  1991,   between  the
                Registrant  and Nichimen  Corporation  (the  "Nichimen  Services
                Agreement")
10.6(3)         Restated Nichimen Services Agreement, dated October 5, 1992
10.7(2)`em      Registrant's 1991 Stock Plan,  together with forms of agreements thereunder
10.8(1)`em      Registrant's 1992 Stock Plan,  together with forms of agreements thereunder
10.9(3)`em      Letter Agreement,  dated January 6, 1992, between the Registrant and Philip H. Vander Werf as amended January 28, 1993
10.10(9)**      Employment  Agreement Addendum,  dated December 5, 1994, between
                Registrant  and Philip H.  Vander  Werf and  related  Memorandum dated  January 30, 1995 from Thomas E. Moore to Philip H. Vander
                Werf
10.11(9)**      Promissory Notes,  dated April 8, 1994 and May 3, 1994,  between
                Registrant and Philip H. Vander Werf
10.12(3)**      Letter  Agreement,  dated April 1, 1992,  between the Registrant and David L. Horwitz, M.D., Ph.D.
10.13(6)**      Compensation  Agreement  dated  November  11,  1994  between the
                Registrant and Marc L. Steuer
10.14(9)**      Employment  Agreement,   dated  January  3,  1995,  between  the
                Registrant and Mark A. Culhane
10.15(1)        Lease,  dated  September 10, 1991,  between the  Registrant  and
                Spieker-Singleton  #68  concerning  property,   located  at  901
                Mariners Island  Boulevard,  San Mateo,  California,  as amended
                (the "Spieker Lease")
10.16(7)        Amendment No. 4 to Spieker Lease, dated October 4, 1994
10.17(9)        Amendment No. 7 to Spieker Lease, dated November 14, 1995
10.18(8)**      Registrant's 1995 Equity Incentive Plan,  together with forms of agreement  thereunder
10.19(8)**      Registrant's  1995  Nonemployee   Director  Stock  Option  Plan,
                together  with forms of agreement thereunder
10.20(9)**      Form of  Promissory  Note and Deed of Trust With  Assignment  of
                Rents between the Registrant and David L. Horwitz, M.D., Ph.D.
10.21(9)**      Compensation  Agreement  dated  January  19,  1996  between  the
                Registrant and Philip H. Vander Werf
10.22(9)        Employment   Agreement   dated  February  1,  1996  between  the
                Registrant and Donald R. Sellers
10.23(9)        Sublease dated January 1, 1996,  between the Registrant and Cord
                Blood  Registry,   Inc.,  concerning  property  located  at  901
                Mariner's Island Boulevard, San Mateo, California
10.24(10)       License   Agreement   effective   April  19,  1996  between  the
                Registrant  and the  National  Institute  of  Health  Office  of
                Technology Transfer
10.25(11)       Form  of  Promissory  Note  secured  by Deed  of  Trust  between
                Registrant and Donald R. Sellers
10.26(11)       Amendment No. 8 to Spieker Lease, dated August 26, 1996
10.27*          Expanded and Amended  License,  Development and Supply Agreement
                dated October 28, 1996 by and between the Registrant and Schering-Plough K.K., a Japanese corporation
10.28           Promissory Note Secured by Deed of Trust between  Registrant and
                Thomas E. and Diane G. Moore dated July 14, 1995
10.29           Promissory Note Secured by Deed of Trust between  Registrant and
                Thomas E. and Diane G. Moore dated December 26, 1995
21.1            Subsidiaries of Registrant
23.1            Consent of Ernst & Young LLP, Independent Auditors

24.1            Powers of Attorney.  See page [46].

27              Financial Data Schedule

------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30. 1993.

(5) Incorporated by reference from the Company's Report on Form 8-K dated August 19, 1994.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(8) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

*    Confidential treatment requested.

**   Management compensatory plan or arrangement.



(d)      Financial Statement Schedules.

         Schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCICLONE PHARMACEUTICALS, INC.

Date: March __, 1997                       By:
                                              ---------------------------------
                                              Donald R. Sellers, Chief Executive
                                              Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald R. Sellers and Mark A. Culhane, and each of them, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the
Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, to be done in connection therewith, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                Signature                                      Title                          Date
             ---------------                                  -------                       --------
/s/        Donald R. Sellers                 Chief Executive Officer, Director          March 31, 1997
-----------------------------------------    (Principal Executive Officer)
          (Donald R. Sellers)

/s/         Thomas E. Moore                  Director                                   March 31, 1997
-----------------------------------------
           (Thomas E. Moore)

/s/         Mark A. Culhane                  Chief Financial Officer                    March 31, 1997
-----------------------------------------    (Principal Financial and Accounting
           (Mark A. Culhane)                 Officer)


/s/       John D. Baxter, M.D.               Director                                   March 31, 1997
-----------------------------------------
         (John D. Baxter, M.D.)

/s/      Edwin C. Cadman, M.D.               Director                                   March 31, 1997
-----------------------------------------
        (Edwin C. Cadman, M.D.)

/s/       Jere E. Goyan, Ph.D.                Director                                  March 31, 1997
-----------------------------------------
         (Jere E. Goyan, Ph.D.)


                                  EXHIBIT INDEX
                                                                                                    Sequentially
Exhibit                                                                                               Numbered
Number            Description                                                                           Page
-------           -----------                                                                           ----

3(i).1(1)         Restated Articles of Incorporation....................................................
3(i).2(2)         Certificate of Amendment of Restated Articles of Incorporation........................
3(ii).l(1)        Bylaws................................................................................
3(ii).2(2)        Certificate of Amendment of Bylaws....................................................
4.1(1)            Representative's Warrant Agreement, dated as of March 24, 1992, between the Registrant and Josephthal Lyon & Ross Incorporated........................
10.1(5)           Thymosin License Agreement dated August 19, 1994 between
                  Registrant and Alpha 1 Biomedicals, Inc...............................................
10.2(3)           License, Development and Supply Agreement, dated January 12,
                  1993, between the Registrant and Schering-Plough K.K..................................
10.3(6)           Supply Agreement dated October 19, 1994 between Registrant and UCB Bioproducts S.A...............................................................
10.4(4)           Manufacturing Services Agreement dated as of July 27, 1993 by and between SciClone Pharmaceuticals International Limited and Sclavo S.p.A......................................................................
10.5(1)           Services Agreement, dated August 28, 1991, between the Registrant and Nichimen Corporation (the "Nichimen Services Agreement")..........................
10.6(3)           Restated Nichimen Services Agreement, dated October 5, 1992...........................
10.7(2)**         Registrant's 1991 Stock Plan, together with forms of agreements thereunder............
10.8(1)**         Registrant's 1992 Stock Plan, together with forms of agreements thereunder............
10.9(3)**         Letter Agreement, dated January 6, 1992, between the Registrant and Philip H. Vander Werf as amended January 28, 1993.................................
10.10(9)**        Employment Agreement Addendum, dated December 5, 1994,
                  between Registrant and Philip H. Vander Werf and related
                  Memorandum dated January 30, 1995 from Thomas E. Moore to
                  Philip H. Vander Werf.................................................................
10.11(9)**        Promissory Notes, dated April 8, 1994 and May 3, 1994,
                  between Registrant and Philip H. Vander Werf..........................................
10.12(3)**        Letter Agreement, dated April 1, 1992, between the Registrant and David L. Horwitz, M.D., Ph.D......................................................
10.13(6)**        Compensation Agreement dated November 11, 1994 between the
                  Registrant and Marc L. Steuer.........................................................
10.14(9)**        Employment Agreement, dated January 3, 1995, between the
                  Registrant and Mark A. Culhane........................................................
10.15(1)          Lease, dated September 10, 1991, between the Registrant and Spieker
                  -Singleton #68 concerning property, located at 901 Mariners Island
                  Boulevard, San Mateo, California, as amended (the "Spieker Lease")....................
10.16(7)          Amendment No. 4 to Spieker Lease, dated October 4, 1994...............................
10.17(9)          Amendment No. 7 to Spieker Lease, dated November 14, 1995.............................
10.18(8)**        Registrant's 1995 Equity Incentive Plan, together with forms of agreement thereunder..
10.19(8)**        Registrant's 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder..................................................................
10.20(9)**        Form of Promissory  Note and Deed of Trust With  Assignment of Rents  between the
                  Registrant  and David L. Horwitz, M.D., Ph.D..........................................

10.21(9)**        Compensation Agreement dated January 19, 1996 between the
                  Registrant and Philip H. Vander Werf..................................................
10.22(9)          Employment Agreement dated February 1, 1996 between the
                  Registrant and Donald R. Sellers......................................................
10.23(9)          Sublease dated January 1,  1996, between the Registrant and
                  Cord Blood Registry,  Inc.,  concerning property located at
                  901 Mariner's Island Boulevard, San Mateo, California.................................
10.24(10)         License Agreement  effective  April 19,  1996 between the
                  Registrant and the National  Institute of Health Office of
                  Technology Transfer...................................................................
10.25(11)         Form of Promissory Note secured by Deed of Trust between Registrant and
                  Donald R. Sellers.....................................................................
10.26(11)         Amendment No. 8 to Spieker Lease, dated August 26, 1996...............................
10.27*            expanded and Amended License,  Development and Supply Agreement dated
                  October 28, 1996 by and between the Registrant and Schering-Plough K.K., a Japanese corporation................................................................
10.28             Promissory Note Secured by Deed of Trust between Registrant and
                  Thomas E. and Diane G. Moore dated July 14, 1995......................................
10.29             Promissory Note Secured by Deed of Trust between Registrant and
                  Thomas E. and Diane G. Moore dated December 26, 1995..................................
21.1              Subsidiaries of Registrant............................................................
23.1              Consent of Ernst & Young LLP, Independent Auditors....................................
24.1              Powers of Attorney.  See page [46]....................................................
27                Financial Data Schedule...............................................................

-------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(5) Incorporated by reference from the Company's Report on Form 8-K dated August 19, 1994.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(8) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

*    Confidential treatment requested.

**   Management compensatory plan or arrangement.

                                  SCHEDULE A-1

                                  ALPHA PATENTS

[*REDACTED]






-------------------------
*Omitted and filed separately with the Commissioner.

                                  SCHEDULE A-2

                                SCICLONE PATENTS



[*REDACTED]







-------------------------
*Omitted and filed separately with the Commissioner.

                                  SCHEDULE A-3

                               TA-1 SPECIFICATIONS


[*REDACTED]







-------------------------
*Omitted and filed separately with the Commissioner.

                                    EXHIBIT C

                                      MARKS


[*REDACTED]

-------------------------
*Omitted and filed separately with the Commissioner.

                                    EXHIBIT D

                               DEVELOPMENT PROGRAM


[*REDACTED]









-------------------------
*Omitted and filed separately with the Commissioner.

                                  SCHEDULE D-1

                  THE PHASE II DOSE RANGING SAFETY AND EFFICACY
                   TRIAL OF THYMOSIN a1 IN CHRONIC HEPATITIS B

[*REDACTED]






-------------------------
*Omitted and filed separately with the Commissioner.

                                    EXHIBIT E

                       ADVERSE EVENT REPORTING PROCEDURES

         SciClone and SPKK hereby agree that the following conditions will govern disclosures of each party to the other with respect to adverse event reporting relating to the Licensed Products:

I.         DEFINITIONS

           A.     An "Adverse Event" ("AE") is defined as:

                  (i) any expected or unexpected experience which is adverse, including what are commonly described as adverse or undesirable experiences, adverse events, adverse reactions, side effects, or death due to any cause associated with the use of any Licensed Product, or observed in conjunction with the use of any Licensed
           Product, whether or not considered related to the use of such Licensed Product:

                      o occurring in the course of the use of any Licensed Product,

                      o associated with, or observed in conjunction with, Licensed Product overdose, whether accidental or intentional,

                      o associated with, or observed in conjunction with, Licensed Product abuse, or

                      o associated with, or observed in conjunction with, Licensed Product withdrawal.

                  (ii) Any significant  failure of expected  pharmacological  or biologic therapeutic action (with the exception of clinical trials).

           B.     "Serious AE" and "Non-Serious AE" are defined as follows:

                  (i) A "Serious AE" is one that is life-threatening or fatal, permanently disabling, requires in-patient hospitalization or prolonged hospitalization, or is a congenital anomaly, cancer or overdose. In addition, end-organ toxicity, including hematological, renal, hepatic, and central nervous system AEs may be considered Serious. In laboratory tests in animals, a serious AE includes any experience suggesting significant risk for human subjects.

                  (ii) A  "Non-serious  AE" is any AE  which  does  not meet the criteria for a serious AE.

           C. The following terms used in paragraphs (i) and (ii) above have the meanings set forth below:

                  (i) "life-threatening" is defined as the patient being at immediate risk of death from the AE as it occurs;

                  (ii) "end-organ toxicity" is defined as a medically significant event or laboratory value change in which a patient may not necessarily be hospitalized or disabled, but which is clinically significant enough to warrant monitoring (e.g. seizures, blood dyscrasias, etc.);

                  (iii) "expected experience" is defined as an experience which is listed in SciClone's Investigator's Brochure for clinical trials, included in local labelling (e.g., Summary of Licensed Product Characteristics) for the Licensed Product, or, in countries with no local labelling, listed in SciClone's Corporate Standard Prescribing Document;

                  (iv) "unexpected experience" is defined as an experience that does not meet the criteria for an expected AE or an AE which is listed but differs from that event in terms of severity or specificity; and

                  (v) "associated with the use of any Licensed Product, or observed in conjunction with the use of any Licensed Product" means that a reasonable possibility exists that the AE was caused by the Licensed Product.

II.        REPORTING

           A. All initial reports and follow-ups (oral or written) for any and all Serious AEs as defined above (other than with respect to animal studies) which become known to one party (other than from disclosure by or on behalf of the other party) must be communicated by telephone or telefax to the other party within three (3) working days (or, in the case of a death, one (1) day) from receipt of the information. Written confirmation of a Serious AE should be sent to the other party as soon as it becomes available, but in any event within one
(1) day of the initial report of the AE by the reporting party.

           SciClone may conduct its own investigation of reported Serious AEs.

           All initial reports, if any, and follow-ups, if any (oral and written), for all Non-serious AEs as defined above which become known to SPKK (other than from disclosure by or on behalf of SciClone) must be communicated in writing to SciClone on a monthly basis.

           SciClone may conduct its own investigation of any reported Serious AE and Non-serious AE.

           B. Other reporting requirements with respect to AEs shall be as follows:

                  (i) For AEs occurring in animal studies which suggest a potential significant risk for humans, a written report must be forwarded to SciClone as soon as the results are received by SPKK.

                  (ii) Within thirty (30) days of receipt of a request from SciClone, but not more often than twice a year, SPKK will give SciClone a print-out or computer disk of all AEs reported to it within the last year.

                  (iii) If SciClone wishes access to AE reports of SPKK relating to Licensed Products, SPKK shall make available its records (including computer disks) for viewing and copying by SciClone promptly upon request.

           C. Disclosure of information concerning AEs by SPKK to SciClone shall continue as long as the SPKK continues to clinically test or market the Licensed Products.

III.       IMPLEMENTATION

           A. SciClone and the SPKK also agree to meet in a timely fashion from time to time as may be reasonably required to implement the adverse event reporting and consultation procedures described in this Article.

                                    EXHIBIT F

                             [INTENTIONALLY OMITTED]

                                    EXHIBIT G

                                PRIOR AGREEMENTS


1. Letter from Department of Health, Education and Welfare to the Board of Regents, University of Texas System, dated September 14, 1978.

2. Agreement by and between the Board of Regents, University of Texas System and Hoffmann-La Roche, Inc., dated April 23, 1980.

3. Letter from Hoffmann-La Roche, Inc. to the University of Texas System, dated February 9, 1984.

4. License Agreement by and between F. Hoffmann-La Roche & Co. Limited Company and Alpha-1 Biomedicals, Inc., dated October 21, 1988.

5. Letter Agreement between F. Hoffmann-La Roche & Co. Limited Company to Alpha-1 Biomedicals, Inc., dated March 4, 1991, of two pages.

6. Letter Agreement between F. Hoffmann-La Roche & Co. Limited Company to Alpha-1 Biomedicals, Inc., dated March 4, 1991, referring to the meeting of September 24, 1990.

                                    EXHIBIT H

                     OUTLINE OF COMMERCIAL SUPPLY AGREEMENT


1.         Commercial Price:

           o      [*REDACTED]

2.         Ordering:

           o      [*REDACTED]

3.         Forecasts:

           o      rolling  forecasts  to be  supplied  by SPKK as set  forth  in
                  Section 6.3.8 hereof

4.         Payment Terms:

           o      as set forth in Section 6.3.7

5.         Delivery:

           o transportation and insurance costs, and risk of loss, to be negotiated

           o      delivery schedule to be negotiated

6.         Inspection, Acceptance, Rejection:

           o to be negotiated, with adequate time for SPKK's testing and evaluation of TA-1 Material

7.         Remedies:

           o      Repair or replacement

8.         Warranties:

           o TA-1 Material to be manufactured in compliance with GMPs, according to Specifications, in good and workmanlike manner


-------------------------
*Omitted and filed separately with the Commissioner.

9.         Indemnification:

           o SciClone to indemnify SPKK to the extent indemnified under the Alpha Agreement and, when and if SciClone itself manufactures TA-1 Material, as is usual and customary in the industry.

10.        Contingent Manufacturing Rights:

           o      As set forth in Section 6.3.3.

11.        Term and Termination:

           o Term equal to that of the Expanded and Amended License, Development and Supply Agreement.

                                    EXHIBIT I

                              THIRD PARTY ROYALTIES

1. SciClone's royalty obligations under the Agreement by and between the Board of Regents, University of Texas System, and Hoffmann-La Roche, Inc., dated April 23, 1980, as amended.

2. SciClone's royalty obligations under the license Agreement by and between F. Hoffmann-La Roche & Co. Limited Company and Alpha 1 Biomedicals, Inc., dated October 21, 1988, as amended.

3. SciClone's royalty obligations under the License and Supply Agreement by and between Alpha 1 Biomedicals, Inc. and SciClone Pharmaceuticals, Inc., dated September 21, 1990, as amended and restated dated August 19, 1994.

4. SciClone's royalty obligations under the Restated Services Agreement by and between SciClone Pharmaceuticals, Inc., SciClone Japan K.K. and Nichimen Corporation, dated October 5, 1992.

                                    EXHIBIT J

                                   ARBITRATION


         The parties recognize that a bona fide dispute as to certain matters may from time to time arise during the term of the Agreement. In the event of the occurrence of any dispute, controversy or claim arising out of or relating to the validity, construction, enforceability or performance of the Agreement including disputes relating to an alleged breach or termination of the Agreement it shall be settled by binding Alternative Dispute Resolution ("ADR") in the manner set forth below; provided, however, that the neutral referred to below shall give effect to the provisions of the Agreement and shall not adjust, modify or change the effects of termination as set forth in the Agreement.

         (a) If a party intends to begin an ADR to resolve a dispute, such party shall provide written notice (the "ADR Request") by certified or registered mail or properly documented overnight delivery to the other party informing such other party of such intention and the issues to be resolved. The notice shall explain the nature of the complaint and refer to the relevant sections of the Agreement upon which the complaint is based. The complaining party shall also set forth a proposed solution to the problem, including a suggested time frame within which the parties must act.

         (b) The non-complaining party must respond in writing within forty-five
(45) days of receiving notice with an explanation, including references to the relevant provisions of the Agreement and a response to the proposed solution and suggested time frame for action. The non-complaining party may add additional issues to be resolved.

         (c) Within fifteen (15) days of receipt of the response from the non-complaining party, the parties shall meet and discuss options for resolving the dispute. The complaining party must initiate the scheduling of this resolution meeting. Each party shall make available appropriate personnel to meet and confer with the other party within the fifteen (15) day period following the complaining party's receipt of the response by the non-complaining party.

         (d) Any and all disputes that cannot be resolved pursuant to Paragraphs
(a), (b) and (c) shall be submitted to a neutral who shall be selected by mutual agreement of the parties. If the parties are unable to agree upon a neutral, then the neutral shall be selected in accordance with the procedures of the American Arbitration Association. The neutral shall be an individual who shall preside over and resolve any disputes between the parties. The neutral selected shall be a former judge of a state or federal court and shall not be a current or former employee, director or shareholder of, or otherwise have any current or previous relationship with, either party or its respective affiliates. The ADR shall be conducted in accordance with the rules of the American Arbitration Association then in effect, subject to the time periods and other provisions of this Exhibit or as otherwise set forth in the Agreement.

         (e) Consistent with the time schedule established pursuant to Paragraphs (i) and (g) the neutral shall hold a hearing to resolve each of the issues identified by the parties and shall render the award as expeditiously as possible but in no event more than thirty (30) days after the close of hearings. In making the award the neutral shall rule on each disputed issue and shall be based on in whole or in part the proposed ruling of one of the parties on each disputed issue.

         (f) During the meeting referred to in Paragraph (c), the parties shall negotiate in good faith the scope and schedule of discovery, relating to depositions, document production and other discovery devices, taking into account the nature of the dispute submitted for resolution. If the parties are unable to reach agreement as to the scope and schedule of discovery, the neutral may order such discovery as he deems necessary. To the extent practicable taking into account the nature of the dispute submitted for resolution, such discovery shall be completed within sixty (60) days from the date of the selection of the neutral. At the hearing, which shall commence within twenty (20) days after completion of discovery unless the neutral otherwise orders, the parties may present testimony (either live witness or deposition), subject to cross-examination, and documentary evidence. To the extent practicable taking into account the nature of the dispute submitted for resolution and the availability of the neutral, the hearing shall be conducted over a period not to exceed thirty (30) consecutive business days, with each party entitled to approximately half of the allotted time unless otherwise ordered by the neutral. In the event that SciClone files the ADR Request pursuant to Paragraph (a) hereof, then the hearing shall be conducted in Newark, New Jersey. In the event that SPKK files the ADR Request pursuant to Paragraph (a) hereof, then the hearing shall be conducted in San Francisco, California. Each party shall have sole discretion with regard to the admissibility of any evidence and all other matters relating to the conduct of the hearing. The neutral shall, in rendering its decision, apply the substantive law of California. The decision of the neutral shall be final and not appealable, except in the case of fraud or bad faith on the part of the neutral or any party to the ADR proceeding in connection with the conduct of such proceedings.

         (g) At least twenty (20) business days prior to the date set for the hearing, each party shall submit to each other party and the neutral a list of all documents on which such party intends to rely in any oral or written presentation to the neutral and a list of all witnesses, if any, such party intends to call at such hearing and a brief summary of each witness' testimony. At least five (5) business days prior to the hearing, each party must submit to the neutral and serve on each other party a proposed findings of fact and conclusions of law on each issue to be resolved. Following the close of hearings, the parties shall each submit such post-hearing briefs to the neutral addressing the evidence and issues to be resolved as may be required or permitted by the neutral.

         (h) Except as otherwise set forth herein, the neutral shall determine the proportion in which the parties shall pay the costs and fees of the ADR, except that each party shall pay its own costs (including, without limitation, reasonable attorneys fees) and expenses in connection with such ADR; provided, however, that if the neutral determines that the action of any party was arbitrary, frivolous or in bad faith, the neutral may award such costs and expenses to the prevailing party.

         (i) The ADR proceeding shall be confidential and, except as required by law, neither party shall make (or instruct the neutral to make) any public announcement with respect to the proceedings or decision of the neutral without the prior written consent of the other party. The existence of any dispute submitted by ADR, and the award of the neutral, shall be kept in confidence by the parties and the neutral, except as required in connection with the enforcement of such award or as otherwise required by applicable law.

         (j) For the purposes of these arbitration provisions, the parties acknowledge their diversity and agree to accept the jurisdiction of the Federal District Court in Newark, New Jersey or San Francisco, California (as selected by the party seeking to enforce) for the purposes of enforcing awards entered pursuant to these arbitration provisions and for enforcing the agreements reflected in this Paragraph (j).

         (k) Nothing contained herein shall be construed to permit the neutral or any court or any other forum to award punitive, exemplary or any similar damages. By entering into the Agreement and exercising their rights to arbitrate, the parties expressly waive any claim for punitive, exemplary or any similar damages. The only damages recoverable under this Agreement are compensatory damages.

         (l) The procedures specified herein shall be the sole and exclusive procedures for the resolution of disputes between the parties which are expressly identified for resolution in accordance with these arbitration provisions.


                                TABLE OF CONTENTS
                                    EXHIBITS
                                                                                                              Page
                                                                                                              ----
EXHIBIT A
DEFINITIONS       -1-
    1.            "Affiliate".................................................................................  -1-
    2.            "Alpha".....................................................................................  -1-
    3.            "Alpha Agreement"...........................................................................  -1-
    4.            "Alpha Improvements"........................................................................  -1-
    5.            "Alpha Patents".............................................................................  -1-
    6.            "Alpha Sublicensees"........................................................................  -1-
    7.            "Alpha Sublicensee Data"....................................................................  -1-
    8.            "Alpha Sublicensee Improvements"............................................................  -2-
    9.            "Alpha Sublicensee Technology"..............................................................  -2-
    10.           "Alpha Technical Information"...............................................................  -2-
    11.           "Alpha Technology"..........................................................................  -2-
    12.           "Budget"....................................................................................  -2-
    13.           "CHB".......................................................................................  -2-
    14.           "CHC".......................................................................................  -3-
    15.           "Co-Marketing"..............................................................................  -3-
    16.           "Co-Promotion"..............................................................................  -3-
    17.           "Commercial Price"..........................................................................  -3-
    18.           "Commercial Supply Agreement"...............................................................  -3-
    19.           "Confidential Information"..................................................................  -3-
    20.           "Cost of Finished Goods"....................................................................  -3-
    21.           "Development Coordinators"..................................................................  -3-
    22.           "Development Costs".........................................................................  -3-
    23.           "Development Program".......................................................................  -3-
    24.           "Final Processing"..........................................................................  -4-
    25.           "Field".....................................................................................  -4-
    26.           "First Commercial Sale".....................................................................  -4-
    27.           "GLP".......................................................................................  -4-
    28.           "GCP".......................................................................................  -4-
    29.           "GMP".......................................................................................  -4-
    30.           "Intron A"..................................................................................  -4-
    31.           "Improvements"..............................................................................  -4-
    32.           "Inventions"................................................................................  -4-
    33.           "Joint Inventions"..........................................................................  -4-
    34.           "Licensed Products".........................................................................  -5-
    35.           "Marketing Coordinator".....................................................................  -5-
    36.           "Marketing Plan"............................................................................  -5-
    37.           "Marks".....................................................................................  -5-
    38.           "MHW".......................................................................................  -5-
    39.           "NDA".......................................................................................  -5-
    40.           "Net Sales".................................................................................  -5-
    41.           "Phase III Clinical Trials".................................................................  -6-


    42.           "Prior Agreements"..........................................................................  -6-
    43.           "Program Data"..............................................................................  -6-
    44.           "Regulatory Filings"........................................................................  -6-
    45.           "Roche".....................................................................................  -6-
    46.           "Roche Agreement"...........................................................................  -6-
    47.           "Roll-Backs"................................................................................  -6-
    48.           (Omitted)...................................................................................  -6-
    49.           "SciClone Inventions".......................................................................  -7-
    50.           "SciClone Patents"..........................................................................  -7-
    51.           "SciClone Sublicensee Data".................................................................  -7-
    52.           "SciClone Sublicensee Improvements".........................................................  -7-
    53.           "SciClone Sublicensees".....................................................................  -7-
    54.           "SciClone Sublicensee Technology"...........................................................  -7-
    55.           "SciClone Technical Information"............................................................  -7-
    56.           "SciClone Technology".......................................................................  -8-
    57.           "SciClone Territory"........................................................................  -8-
    58.           "Specifications"............................................................................  -8-
    59.           "SPKK Customers"............................................................................  -8-
    60.           "SPKK Inventions"...........................................................................  -8-
    61.           "SPKK Territory"............................................................................  -8-
    62.           "TA-1 Material".............................................................................  -8-
    63.           "Thymosin Alpha-l" or "TA-1"................................................................  -8-
    64.           "Universities"..............................................................................  -8-
    65.           "Universities Agreement"....................................................................  -8-


SCHEDULE A-1
ALPHA PATENTS ................................................................................................  -9-

SCHEDULE A-2
SCICLONE PATENTS ............................................................................................. -10-

SCHEDULE A-3
TA-1 SPECIFICATIONS .......................................................................................... -11-

EXHIBIT C
MARKS ........................................................................................................ -13-

EXHIBIT D
DEVELOPMENT PROGRAM .......................................................................................... -14-

SCHEDULE D-1
THE PHASE II DOSE RANGING SAFETY AND EFFICACY
TRIAL OF THYMOSIN alpha 1 IN CHRONIC HEPATITIS B ............................................................. -17-

EXHIBIT E
ADVERSE EVENT REPORTING PROCEDURES ........................................................................... -18-



EXHIBIT F
[INTENTIONALLY OMITTED]....................................................................................... -21-

EXHIBIT G
PRIOR AGREEMENTS.............................................................................................. -22-

EXHIBIT H
OUTLINE OF COMMERCIAL SUPPLY AGREEMENT.......................................................................  -23-

EXHIBIT I
THIRD PARTY ROYALTIES......................................................................................... -25-

EXHIBIT J
ARBITRATION................................................................................................... -26-

                                                                 20