Form 10-Q
period 1997-03-31
SCICLONE PHARMACEUTICALS INC
filed 1997-05-15
CIK 880771

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes  _X_          No  ___

As of April 30, 1997, 17,164,664 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.



                                      INDEX

PART I.       FINANCIAL INFORMATION                                     PAGE NO.

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets
                   March 31, 1997 and December 31, 1996                     3

              Consolidated Statements of Operations
                   Three months ended March 31, 1997 and 1996               4

              Consolidated Statements of Cash Flows
                   Three months ended March 31, 1997 and 1996               5

              Notes to Consolidated Financial Statements                    6

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                             11


Signatures                                                                 12

PART I. FINANCIAL INFORMATION

Item  1. Consolidated Financial Statements

                                                   SCICLONE PHARMACEUTICALS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                               ASSETS

                                                                                              March 31,               December 31,
                                                                                                1997                      1996
                                                                                             -----------               -----------
                                                                                             (unaudited)
Current assets:
    Cash and cash equivalents                                                                $ 3,458,100               $ 4,642,590
    Short-term investments                                                                     5,452,738                 5,205,529
    Accounts receivable                                                                        1,180,053                   245,078
    Inventory                                                                                  2,531,091                 2,608,877
    Prepaid expenses and other current assets                                                  1,732,138                 1,783,778
                                                                                             -----------               -----------
Total current assets                                                                          14,354,120                14,485,852

Property and equipment, net                                                                      300,971                   299,405
Long-term investments                                                                         21,894,887                25,257,589
Notes receivable from officers                                                                 2,342,087                 2,648,292
Other assets                                                                                      36,770                    36,549
                                                                                             -----------               -----------
Total assets                                                                                 $38,928,835               $42,727,687
                                                                                             ===========               ===========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                         $   577,034               $   639,392
    Accrued compensation and benefits                                                            461,840                   817,774
    Accrued clinical trials expense                                                            1,299,328                   964,331
    Accrued professional fees                                                                  1,833,000                 1,989,000
    Other accrued expenses                                                                       326,816                   851,562
                                                                                             -----------               -----------
Total current liabilities                                                                      4,498,018                 5,262,059

Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares
        authorized ; no shares issued and outstanding                                               --                        --
    Common stock, no par value; 75,000,000 shares
        authorized; 17,576,470 and 17,532,195 shares
        issued and outstanding                                                               109,186,964               108,988,019
    Net unrealized loss on available-for-sale                                                   (364,711)                 (171,125)
        securities
    Accumulated deficit                                                                      (74,391,436)              (71,351,266)
                                                                                             -----------               -----------
Total shareholders' equity                                                                    34,430,817                37,465,628
                                                                                             -----------               -----------
Total liabilities and shareholders' equity                                                   $38,928,835               $42,727,687
                                                                                             ===========               ===========

                                           See notes to consolidated financial statements

                                                                 3

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       Three months ended
                                                            March 31,
                                                     1997              1996
                                                 ------------      ------------

Product sales                                    $    670,538      $    126,308

Cost of product sales                                 261,565           199,800
                                                 ------------      ------------

Gross profit                                          408,973           (73,492)

Operating expenses:
     Research and development                       2,065,719         2,534,601
     Marketing                                      1,029,138         1,070,817
     General and administrative                       867,041           775,698
                                                 ------------      ------------
Total operating expenses                            3,961,898         4,381,116
                                                 ------------      ------------

Loss from operations                               (3,552,925)       (4,454,608)

Interest and investment income, net                   512,755           716,106
                                                 ------------      ------------

Net loss                                         $ (3,040,170)       (3,738,502)
                                                 ============      ============

Net loss per share                               $      (0.17)     $      (0.22)
                                                 ============      ============

Weighted average shares used in
     computing per share amounts                   17,536,639        17,051,546
                                                 ============      ============


                 See notes to consolidated financial statements

                                         SCICLONE PHARMACEUTICALS, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                                                   Three months  ended
                                                                                        March 31,
                                                                              1997                      1996
                                                                           -----------              -----------
Operating activities:
   Net loss                                                                $(3,040,170)             $(3,738,502)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                             38,822                  116,111
      Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                     357,624                 (110,964)
         Accounts receivable                                                  (934,975)                 (12,423)
         Inventory                                                              77,786                 (172,267)
         Accounts payable and other accrued expenses                          (587,104)                  25,598
         Accrued clinical trial expense                                        334,997                 (386,045)
         Accrued professional fees                                            (156,000)                 356,500
         Accrued compensation and benefits                                    (355,934)                (212,832)
                                                                           -----------              -----------
Net cash used in operating activities                                       (4,264,954)              (4,134,824)
                                                                           -----------              -----------

Investing activities:
   Purchase of property and equipment                                          (40,388)                 (45,906)
   Sale of marketable securities, net                                        2,921,907                1,734,385
                                                                           -----------              -----------
Net cash provided by investing activities                                    2,881,519                1,688,479
                                                                           -----------              -----------

Financing activities:
   Proceeds from issuance of common stock, net                               1,025,429                2,352,303
   Repurchase of common stock                                                 (826,484)                    --
                                                                           -----------              -----------
Net cash provided by financing activities                                      198,945                2,352,303
                                                                           -----------              -----------

Net decrease in cash and cash equivalents                                   (1,184,490)                 (94,042)
Cash and cash equivalents, beginning of period                               4,642,590                3,986,307
                                                                           -----------              -----------
Cash and cash equivalents, end of period                                   $ 3,458,100              $ 3,892,265
                                                                           ===========              ===========


                                 See notes to consolidated financial statements

                                                       5

                         SCICLONE PHARMACEUTICALS, INC.

                   Notes to Consolidated Financial Statements


         1. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 1996. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim results are not necessarily indicative of results for subsequent interim periods or for the full year.

         2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, " Earnings Per Share," which is required  to be  adopted  on  December  31,  1997.  Under  the requirements for calculating net loss per share, the antidilutive effect of stock options and warrants will be excluded. The impact of Statement 128 on the calculation of earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material, as the Company already computes net loss per share in this manner. Net loss per share has been computed using the weighted average number of common shares outstanding during each period presented. Common equivalent shares for outstanding options and warrants were not included in the weighted average shares outstanding because the effect of including such shares is antidilutive.

         3. The following is a summary of available-for sale securities at March 31, 1997:

                                                                Available-for-Sale Securities
                                                -----------------------------------------------------------

                                                                  Gross           Gross          Estimated
                                                                Unrealized      Unrealized         Fair
                                                    Cost          Gains           Losses          Value
                                                ------------   ------------    ------------    ------------
                  U.S. Government &
                    Agency obligation           $ 19,117,223   $        494    $   (305,740)   $ 18,811,977
                  Corporate obligations            8,395,113            818         (46,821)      8,349,110
                  Corporate securities               200,000         11,538         (25,000)        186,538
                                                ------------   ------------    ------------    ------------
                                                $ 27,712,336   $     12,850    $   (377,561)   $ 27,347,625
                                                ============   ============    ============    ============

                  The   amortized    cost   and   estimated    fair   value   of
                  available-for-sale securities at March 31, 1997 by contractual maturity are shown below.

                                                                                         Estimated
                                                                                           Fair
                                                                              Cost         Value
                                                                          -----------   -----------
                  Due in one year or less                                 $ 5,278,653   $ 5,266,200
                  Due after one year through three years                   16,226,065    16,006,973
                  Due after three years                                     6,007,618     5,887,914
                                                                          -----------   -----------
                                                                           27,512,336    27,161,087
                  Corporate securities                                        200,000       186,538
                                                                          -----------   -----------
                                                                          $27,712,336   $27,347,625
                                                                          ===========   ===========

         4.       The following is a summary of inventories at March 31, 1997:

                        Raw materials                    $1,547,193
                        Finished goods                      983,898
                                                         ----------
                                                         $2,531,091
                                                         ==========

         5. In 1995, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock. During the three months ended March 31, 1997, the Company repurchased 122,500 shares of its common stock for an aggregate cost of $826,484. There was no impact on the Company's results of operations.

         6. In conjunction with its initial public offering, the Company granted its investment banker warrants to purchase 300,000 shares of common stock and 300,000 non-redeemable warrants. The warrants were exercisable during the four-year period ending March 16, 1997. The exercise price of the 300,000 shares of common stock was $6.00 per share and the non-redeemable warrants was $0.33 per warrant. The non-redeemable warrants were further exercisable into one common share at $15.55 per share. In March 1997, 164,995 warrants exercisable at $6.00 per share remained outstanding and were exercised by the investment banker, resulting in proceeds of approximately $986,000. In exchange for exercising the outstanding warrants at $6.00 per share, the Company lowered the exercise price of the non-redeemable warrants from $15.55 per share to $8.00 per share and extended the expiration date to March 31, 1998.

Item 2.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations


         The following material contains certain forward-looking statements including statements regarding the application of ZADAXIN(R) thymosin alpha 1 in disease areas beyond hepatitis B, the potential for regulatory approvals of ZADAXIN and the launching of ZADAXIN in additional markets, and the Company's expectations regarding increases in revenues from ZADAXIN and increases in marketing and research and development expense levels. These statements are subject to certain risks and uncertainties. These risks and uncertainties include the Company's current reliance on a single product, ZADAXIN , for its revenues, the absence of regulatory approval for ZADAXIN in significant markets, the expensive, time consuming and uncertain regulatory approval process, risks associated with the manufacture and supply of ZADAXIN, competition from competing therapies, and uncertainties regarding the outcome of the Company's efforts to commercialize additional products, as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

         The Company is an international biopharmaceutical company involved in the acquisition, development and commercialization of pharmaceuticals worldwide. The Company focuses on specialist oriented products that address significantly unmet chronic or life-threatening diseases. The Company concentrates on infectious diseases, cancer, immune system disorders, and cystic fibrosis. Currently, the Company has acquired two drugs for development and commercialization: ZADAXIN for hepatitis B and C, cancer and immune system disorders; and CPX for cystic fibrosis. To date, the Company's principal focus has been the development and commercialization of ZADAXIN.

         From commencement of operations through March 31, 1997, the Company incurred a cumulative net loss of approximately $74.4 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities. The Company's ability to achieve profitable operations is primarily dependent on securing regulatory approvals for ZADAXIN in additional countries, successfully launching ZADAXIN if approved in such countries and meeting increased demand for ZADAXIN, if it arises. In addition, other factors may also impact the Company's ability to achieve a profitable level of operations such as spending associated with the successful development of CPX, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will be able to attain these objectives or that the Company will ever achieve a profitable level of operations.

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

Results of Operations

         Product sales were approximately $671,000 and $126,000 for the three-month periods ended March 31, 1997 and 1996, respectively. Currently, the Company has received approval to market ZADAXIN in China, the Philippines and Singapore and commercially launched ZADAXIN during the first quarter of 1997. In addition, the Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries. As a result, the Company expects product sales to increase in 1997 and beyond, as a result of the commercial launch of ZADAXIN in its existing approved markets and upon the commencement of the commercial launch of ZADAXIN in additional markets once regulatory approvals are secured. The level of such product sales increase is dependent upon additional ZADAXIN marketing approvals and successfully launching ZADAXIN. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will achieve significant levels of product sales.

         Cost of product sales was approximately $262,000 and $200,000 for the three-month periods ended March 31, 1997 and 1996, respectively. The increase is attributable to increased product sales. The Company expects cost of product sales to vary from quarter to quarter, dependent upon the level of product sales and the absorption of fixed product-related costs.

         Research and development expenses were approximately $2,066,000 and $2,535,000 for the three-month periods ended March 31, 1997 and 1996, respectively. The decrease is primarily attributable to decreased clinical expenses associated with completion of the ZADAXIN clinical trial in Taiwan in early 1996 and decreased personnel costs associated with reduced headcount. Clinical expenses in the 1997 period were impacted by additional preclinical development and clinical trial expenses for the clinical development of CPX, a synthetic compound licensed in April 1996 from the National Institutes of Health as a potential treatment for cystic fibrosis. In April 1997, CPX entered a Phase I clinical trial in the United States. In addition, the Company is organizing its U.S. and European ZADAXIN clinical trial strategy and expects clinical trials to start later this year. The initiation of these trials will have a significant effect on the Company's research and development expenses in the future. In general,the Company expects research and development expenses to increase over the next several years and to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, acquiring product rights, and expanding regulatory activities.

         Marketing expenses were approximately $1,029,000 and $1,071,000 for the three-month periods ended March 31, 1997 and 1996, respectively. The decrease is primarily attributable to decreased professional services partially offset by increased promotional material expenses associated with the launch of ZADAXIN in its approved markets during the first quarter of 1997. The Company expects marketing expenses to increase significantly in the next several quarters and years as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.

         General and administrative expenses were approximately $867,000 and $776,000 for the three-month periods ended March 31, 1997 and 1996, respectively. The increase is primarily attributable to increased general office expenses associated with increased rent and office relocation expenses. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

         Net interest and investment income was approximately $513,000 and $716,000 for the three-month periods ended March 31, 1997 and 1996, respectively. The decrease primarily resulted from decreased interest and investment income due to lower average invested cash balances.


Liquidity and Capital Resources

         At March 31, 1997, the Company had approximately $30,806,000 in cash, cash equivalents and highly liquid short and long-term investments.

         Net cash used by the Company in operating activities amounted to approximately $4,265,000 for the three-month periods ended March 31, 1997. Net cash used in operating activities in the 1997 period is greater than the Company's net loss for such period primarily due to increases in accounts receivable associated with sales from the Company's launch of ZADAXIN in its approved markets and increases in payments to third parties for goods and services and to employees for compensation and benefits. These uses of cash were offset by noncash charges associated with depreciation and amortization and increases in amounts owed to third parties for clinical trials. Net cash used in operating activities amounted to approximately $4,135,000 for the three-month period ended March 31, 1996. Net cash used in operating activities in the 1996 period is greater than the Company's net loss for such period primarily due to cash used for inventory purchases, the prepayment of certain future period expenses and decreases in amounts owed to third parties for goods and services related to clinical trial expenses and compensation and benefits. These uses were offset by increases in amounts owed for accrued professional fees and noncash charges associated with depreciation and amortization.

         Net cash provided by investing activities for the three-month periods ended March 31, 1997 related to the net sale of approximately $2,922,000 of marketable securities offset by the purchase of $40,000 in equipment and furniture. Net cash provided by investing activities for the comparable 1996 period primarily resulted from the net sale of $1,735,000 of marketable securities offset by the purchase of $46,000 of equipment and furniture.

         Net cash provided by financing activities for the three-month periods ending March 31, 1997 primarily consisted of approximately $1,025,000 in proceeds received from the issuance of common stock from the exercise of outstanding warrants and under the Company's stock option plan, offset by repurchases of the Company's common stock under the Company's approved stock repurchase plan of approximately $826,000. Net cash provided by financing activities for the three-month period ending March 31, 1996 related to approximately $2,352,000 in proceeds received from issuance of common stock under the Company's stock option plan.

         Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations at least through 1998. However, the Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of clinical trials and testing, the timing of regulatory approvals, developments in relationships with collaborative partners and the status of competitive products. If the Company cannot eventually generate sufficient funds from operations, it will need to raise additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all.

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


                                             SCICLONE PHARMACEUTICALS, INC.
                                                        (Registrant)


Date: May 14, 1997                                     Donald R. Sellers
                                             -----------------------------------
                                                       Donald R. Sellers
                                                    Chief Executive Officer
                                                  (Principal Executive Officer)


Date: May 14, 1997                                     Mark A. Culhane
                                             -----------------------------------
                                                       Mark A. Culhane
                                                       Vice President,
                                                  Finance and Administration
                                                  and Chief Financial Officer
                                                    (Principal Financial &
                                                      Accounting Officer)