Form 10-Q
period 1997-06-30
SCICLONE PHARMACEUTICALS INC
filed 1997-08-14
CIK 880771

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________to ______________________

Commission file number:  0-19825

                         SCICLONE PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                          California                                           94-3116852
                          ----------                                           ----------
(State or other jurisdiction of incorporation or organization)              (I.R.S. employer
                                                                           identification no.)


 901 Mariners Island Blvd., Suite 315, San Mateo, California                      94404
 -----------------------------------------------------------                      -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

            Yes_______X_________               No________________

         As of July 31, 1997, 17,031,486 shares of the registrant's Common Stock, no par value, were issued and outstanding.




                         SCICLONE PHARMACEUTICALS, INC.



                                      INDEX

                                                                                                       PAGE NO.
PART I.                   FINANCIAL INFORMATION

Item 1.                   Consolidated Financial Statements

                          Consolidated Balance Sheets
                               June 30, 1997 and December 31, 1996                                         3

                          Consolidated Statements of Operations
                               Three and six months ended June 30, 1997 and 1996                           4

                          Consolidated Statements of Cash Flows
                               Six months ended June 30, 1997 and 1996                                     5

                          Notes to Consolidated Financial Statements                                       6

Item 2.                   Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                         8

PART II.                  OTHER INFORMATION

Item 4.                   Submission of Matters to a Vote of Security Holders                              12

Item 6.                   Exhibits and Reports on Form 8-K                                                 12


Signatures                                                                                                 13

                                       2

PART I.  FINANCIAL INFORMATION

Item  1. Consolidated Financial Statements


                                                   SCICLONE PHARMACEUTICALS, INC.

                                                     CONSOLIDATED BALANCE SHEETS


                                                               ASSETS

                                                                                                   June 30,            December 31,
                                                                                                     1997                 1996
                                                                                                 -------------        -------------
                                                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                                                    $   3,515,313        $   4,642,590
    Short-term investments                                                                           3,458,829            5,205,529
    Accounts receivable                                                                              1,193,915              245,078
    Inventory                                                                                        2,456,265            2,608,877
    Prepaid expenses and other current assets                                                        1,482,565            1,783,778
                                                                                                 -------------        -------------
Total current assets                                                                                12,106,887           14,485,852

Property and equipment, net                                                                            445,385              299,405
Long-term investments                                                                               17,503,352           25,257,589
Notes receivable from officers                                                                       2,338,351            2,648,292
Other assets                                                                                            36,764               36,549
                                                                                                 -------------        -------------
Total assets                                                                                     $  32,430,739        $  42,727,687
                                                                                                 =============        =============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                             $     259,235        $     639,392
    Accrued compensation and benefits                                                                  517,422              817,774
    Accrued clinical trials expense                                                                  1,750,116              964,331
    Accrued professional fees                                                                        1,528,000            1,989,000
    Other accrued expenses                                                                             308,212              851,562
                                                                                                 -------------        -------------
Total current liabilities                                                                            4,362,985            5,262,059
                                                                                                 -------------        -------------

Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares
        authorized; no shares issued and outstanding                                                     --                   --
     Common stock, no par value; 75,000,000 shares
        authorized; 17,023,164 and 17,532,195 shares
        issued and outstanding                                                                     105,771,124          108,988,019
     Net unrealized loss on available-for-sale                                                        (137,323)            (171,125)
        securities
     Accumulated deficit                                                                           (77,566,047)         (71,351,266)
                                                                                                 -------------        -------------
Total shareholders' equity                                                                          28,067,754           37,465,628
                                                                                                 -------------        -------------
Total liabilities and shareholders' equity                                                       $  32,430,739        $  42,727,687
                                                                                                 =============        =============

                                           See notes to consolidated financial statements


                                                   SCICLONE PHARMACEUTICALS, INC.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)




                                                                   Three months ended                       Six months ended
                                                                        June 30,                               June 30,
                                                               1997                1996                1997                1996
                                                           ------------        ------------        ------------        ------------
Product sales                                              $    623,080        $    122,037        $  1,293,618        $    248,345

Cost of product sales                                           262,913             203,660             524,478             403,460
                                                           ------------        ------------        ------------        ------------

Gross profit                                                    360,167             (81,623)            769,140            (155,115)

Operating expenses:
     Research and development                                 2,019,880           2,542,473           4,085,599           5,077,074
     Marketing                                                  950,314           1,030,296           1,979,452           2,101,113
     General and administrative                                 898,256             787,636           1,765,297           1,563,334
                                                           ------------        ------------        ------------        ------------
Total operating expenses                                      3,868,450           4,360,405           7,830,348           8,741,521
                                                           ------------        ------------        ------------        ------------

Loss from operations                                         (3,508,283)         (4,442,028)         (7,061,208)         (8,896,636)

Interest and investment income, net                             333,672             711,571             846,427           1,427,677
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $ (3,174,611)       $ (3,730,457)       $ (6,214,781)       $ (7,468,959)
                                                           ============        ============        ============        ============

Net loss per share                                         $      (0.18)       $      (0.21)       $      (0.36)       $      (0.43)
                                                           ============        ============        ============        ============

Weighted average shares used in
     computing per share amounts                             17,174,520          17,441,228          17,354,579          17,246,676
                                                           ============        ============        ============        ============


                                           See notes to consolidated financial statements

                                                                 4



                                                   SCICLONE PHARMACEUTICALS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)


                                                                                                        Six months ended
                                                                                                             June 30,
                                                                                                  1997                     1996
                                                                                               -----------              -----------
Operating activities:
   Net loss                                                                                    $(6,214,781)             $(7,468,959)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization
                                                                                                    76,450                  288,434
      Changes in operating assets and liabilities:
         Accounts receivable                                                                      (948,837)                  22,610
         Inventory                                                                                 152,612                 (124,971)
         Prepaid expenses and other assets                                                         610,939                   59,736
         Accounts payable and other accrued expenses                                              (923,507)                 238,491
         Accrued clinical trial expense                                                            785,785                 (612,930)
         Accrued professional fees                                                                (461,000)                 996,500
         Accrued compensation and benefits                                                        (300,352)                (263,754)
                                                                                               -----------              -----------
Net cash used in operating activities                                                           (7,222,691)              (6,864,843)
                                                                                               -----------              -----------

Investing activities:
   Purchase of property and equipment                                                             (222,430)                 (83,132)
   Sale of marketable securities, net                                                            9,534,739                6,273,400
                                                                                               -----------              -----------
Net cash provided by investing activities                                                        9,312,309                6,190,268
                                                                                               -----------              -----------

Financing activities:
   Proceeds from issuance of common stock, net                                                   1,050,354                2,778,721
   Repurchase of common stock                                                                   (4,267,249)                    --
                                                                                               -----------              -----------
Net cash (used in) provided by financing activities                                             (3,216,895)               2,778,721
                                                                                               -----------              -----------

Net (decrease) increase in cash and cash equivalents                                            (1,127,277)               2,104,146
Cash and cash equivalents, beginning of period                                                   4,642,590                3,986,307
                                                                                               ===========              ===========
Cash and cash equivalents, end of period                                                       $ 3,515,313              $ 6,090,453
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

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, " Earnings Per Share," which is required to be adopted on December 31, 1997. Under the requirements for calculating net loss per share, the antidilutive effect of stock options and warrants will be excluded. The impact of Statement 128 on the calculation of earnings per share for the quarters ended June 30, 1997 and June 30, 1996 is not expected to be material, as the Company already computes net loss per share in this manner. Net loss per share has been computed using the weighted average number of common shares outstanding during each period presented. Common equivalent shares for outstanding options and warrants were not included in the weighted average shares outstanding because the effect of including such shares is antidilutive.

3. The following is a summary of available-for sale securities at June 30, 1997:

                                                                  Available-for-Sale Securities
                                                                  -----------------------------
                                                                    Gross               Gross            Estimated
                                                                 Unrealized          Unrealized            Fair
                                                  Cost              Gains              Losses              Value
                                                  ----              -----              ------              -----
         U.S. Government &
             Agency obligations                 $15,033,593      $  11,798          $ (123,584)         $14,921,807
         Corporate obligations                    5,865,911            905             (12,980)           5,853,836
         Corporate securities                       200,000         11,538             (25,000)             186,538
                                                -----------      ---------          ----------          -----------
                                                $21,099,504      $  24,241          $ (161,564)         $20,962,181
                                                ===========      =========          ===========         ===========

         The amortized cost and estimated fair value of debt and marketable securities at June 30, 1997 by contractual maturity are shown below.

                                                                               Estimated
                                                                                  Fair
                                                                 Cost            Value
                                                              -----------     -----------
         Due in one year or less                              $ 3,275,992     $ 3,272,291
         Due after one year through three years                12,168,870      12,097,321
         Due after three years                                  5,454,642       5,406,031
                                                              -----------     -----------
                                                               20,899,504      20,775,643
         Corporate securities                                     200,000         186,538
                                                              -----------     -----------
                                                              $21,099,504     $20,962,181
                                                              ===========     ===========

4.       The following is a summary of inventories at June 30, 1997:

                        Raw materials                    $1,545,339
                        Finished goods                      910,926
                                                         ----------
                                                         $2,456,265
                                                         ==========

5. In 1995, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock. During the six months ended June 30, 1997, the Company completed its repurchase program and repurchased 684,500 shares of its common stock for an aggregate cost of $4,267,249. There was no impact on the Company's results of operations.

6. For the six months ended June 30, 1997, one customer in China accounted for 81% of the Company's product sales.

7. On July 24, 1997, the Company loaned Thomas E. Moore, Chairman and one of the founders of the Company, $5.95 million secured by approximately
         1.9 million shares of SciClone common stock owned by Mr. Moore. The loan carries interest at 7% and is repayable in two years. During the period Mr. Moore's loan is outstanding, the Company may convert the loan plus accrued interest into Mr. Moore's SciClone common stock by repurchasing his SciClone common stock at a fixed discount rate. The Company, at its sole discretion, may exercise its repurchase option at the time of a Company financing. To date, the Company has not repurchased any of Mr. Moore's SciClone common stock. In connection with this transaction, Mr. Moore resigned from the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following material contains certain forward-looking statements including statements regarding the application of ZADAXIN(R) thymosin alpha 1 in disease areas beyond hepatitis B, the potential for regulatory approvals of ZADAXIN and the launching of ZADAXIN in additional markets, the commencement of clinical trials, and the Company's expectations regarding increases in revenues from ZADAXIN and increases in marketing and research and development expense levels. These statements are subject to certain risks and uncertainties. These risks and uncertainties include the Company's current reliance on a single product, ZADAXIN , for its revenues, the absence of regulatory approval for ZADAXIN in significant markets, the expensive, time consuming and uncertain regulatory approval process, risks associated with the manufacture and supply of ZADAXIN, competition from competing therapies, and uncertainties regarding the outcome of the Company's efforts to commercialize additional products, as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

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

         From commencement of operations through June 30, 1997, the Company incurred a cumulative net loss of approximately $77.6 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities. The Company's ability to achieve profitable operations is primarily dependent on securing regulatory approvals for ZADAXIN in additional countries, successfully launching ZADAXIN if approved in such countries and meeting increased demand for ZADAXIN, if it arises. In addition, other factors may also impact the Company's ability to achieve a profitable level of operations such as spending associated with the successful development of CPX, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will be able to attain these objectives or that the Company will ever achieve a profitable level of operations.

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

Results of Operations

         Product sales reached approximately $623,000 and $1,294,000 for the three and six month periods ended June 30, 1997, respectively, as compared to approximately $122,000 and $248,000 for the corresponding periods in 1996. Currently, the Company has received approval to market ZADAXIN in China, the Philippines and Singapore and commercially launched ZADAXIN during the first quarter of 1997. For the six months ended June 30, 1997, one customer in China accounted for 81% of the Company's product sales. In addition, the Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries. As a result, the Company expects product sales to increase in 1997 and beyond, as a result of the commercial launch of ZADAXIN in its existing approved markets and upon the commencement of the commercial launch of ZADAXIN in additional markets once regulatory approvals are secured. The level of such product sales increase is dependent upon additional ZADAXIN marketing approvals and successfully launching ZADAXIN. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will achieve significant levels of product sales.

         Cost of product sales was approximately $263,000 and $524,000 for the three and six month periods ended June 30, 1997, respectively, as compared to approximately $204,000 and $403,000 for the corresponding periods in 1996. The increase is attributable to increased product sales. The Company expects cost of product sales to vary from quarter to quarter, dependent upon the level of product sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

         Research and development expenses were approximately $2,020,000 and $4,086,000 for the three and six month periods ended June 30, 1997, respectively, as compared to approximately $2,542,000 and $5,077,000 for the corresponding periods in 1996. The decrease is primarily attributable to decreased professional fees and payroll costs offset by increased clinical trial expenses. Clinical expenses in the 1997 period were impacted by additional clinical trial expenses for the clinical development of CPX, a synthetic compound licensed in April 1996 from the National Institutes of Health as a potential treatment for cystic fibrosis. In April 1997, CPX entered a Phase I clinical trial in the United States. In addition, the Company is organizing its U.S. and European ZADAXIN clinical trial strategy. The initiation of these trials will have a significant effect on the Company's research and development expenses in the future. In general, the Company expects research and development expenses to increase over the next several years and to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, acquiring product rights, and expanding regulatory activities.

         Marketing expenses were approximately $950,000 and $1,979,000 for the three and six month periods ended June 30, 1997, respectively, as compared to $1,030,000 and $2,101,000 for the corresponding periods in the prior year. The decrease is primarily attributable to decreased professional services and travel expenses partially offset by increased publications and promotional material expenses associated with the launch of ZADAXIN in its approved markets. The Company expects marketing expenses to increase significantly in the next several quarters and years as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.

         General and administrative expenses were approximately $898,000 and $1,765,000 for the three and six month periods ended June 30, 1997, respectively, as compared to approximately $788,000 and $1,563,000 for the corresponding periods in the prior year. The increase is primarily attributable to increased general office expenses associated with increased rent and office relocation expenses. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

         Net interest and investment income was approximately $334,000 and $846,000 for the three and six month periods ended June 30, 1997, respectively, as compared to approximately $712,000 and $1,428,000 in the same periods in 1996. The changes in the three and six month periods primarily resulted from decreased interest and investment income due to lower average invested cash balances.


Liquidity and Capital Resources

         At June 30, 1997, the Company had approximately $24,477,000 in cash, cash equivalents and short and long term investments. On July 24, 1997, the Company loaned Thomas E. Moore, Chairman and one of the founders of the Company, $5.95 million secured by approximately 1.9 million shares of SciClone common stock owned by Mr. Moore. The loan carries interest at 7% and is repayable in two years. During the period Mr. Moore's loan is outstanding, the Company may convert the loan plus accrued interest into Mr. Moore's SciClone common stock by repurchasing his SciClone common stock at a fixed discount rate. The Company, at its sole discretion, may exercise its repurchase option at the time of a Company financing. To date, the Company has not repurchased any of Mr. Moore's SciClone common stock. In connection with this transaction, Mr. Moore resigned from the Company.

         Net cash used by the Company in operating activities amounted to approximately $7,223,000 for the six month period ended June 30, 1997. Net cash used in operating activities in the 1997 period is greater than the Company's net loss for such period primarily due to increases in accounts receivable associated with sales from the Company's launch of ZADAXIN in its approved markets and increases in payments to third parties for goods and services and to employees for compensation and benefits. These uses of cash were offset by noncash charges associated with depreciation and amortization, decreases in and prepayments of certain future period expenses, and increases in amounts owed to third parties for clinical trials. Net cash used by the Company in operating activities amounted to approximately $6,865,000 for the six month period ended June 30, 1996. Net cash used in operating activities in the 1996 period is less than the Company's net loss for such period primarily due to noncash charges associated with depreciation and amortization, decreases in and prepayments of certain future period expenses and increases in amounts owed for accounts payable and accrued professional fees. These were offset by cash used for inventory purchases and decreases in amounts owed to third parties for goods and services related to clinical trial expenses and compensation and benefits.

         Net cash provided by investing activities for the six month period ended June 30, 1997 related to the net sale of approximately $9,535,000 of marketable securities offset by the purchase of $222,000 in equipment and furniture. Net cash provided by investing activities for the comparable 1996 period primarily resulted from the net sale of $6,273,000 of marketable securities offset by the purchase of $83,000 in equipment and furniture.

         Net cash provided by financing activities for the six month period ending June 30, 1997 primarily consisted of approximately $1,050,000 in proceeds received from the issuance of common stock from the exercise of outstanding warrants and from the issuance of common stock under the Company's stock option plan and employee stock purchase plan, offset by repurchases of the Company's common stock under the Company's approved stock repurchase plan of approximately $4,267,000. Net cash provided by financing activities for the six month period ending June 30, 1996 primarily consisted of approximately $2,779,000 in proceeds received for the issuance of common stock under the Company's stock option plan.

         Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations through 1998. However, the Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of clinical trials and testing, the timing of regulatory approvals, developments in relationships with collaborative partners and the status of competitive products. If the Company cannot eventually generate sufficient funds from operations, it will need to raise additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all.

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 16, 1997 to elect five (5) directors, to approve an amendment to the Company's 1995 Equity Incentive Plan, and to ratify the appointment of the independent auditors of the Company.

         At the Annual Meeting, all of the nominees were elected as follows:

                                                            Votes
                                                            -----
                                               For                     Withheld
                                               ---                     --------
         Thomas E. Moore                      10,697,661               704,642
         Donald R. Sellers                    10,698,961               703,342
         John D. Baxter, M.D.                 10,698,161               704,142
         Edwin C. Cadman,  M.D.               10,522,761               879,542
         Jere E. Goyan, Ph.D.                 10,521,561               880,742

         The shareholders also approved an amendment to the Company's 1995 Equity Incentive Plan to increase by 750,000 the maximum number of shares of common stock that may be issued under such plan with voting as follows:
9,948,560 for; 1,372,588 against; and 82,055 abstaining.

         The shareholders also ratified the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1997 with voting as follows: 11,375,827 for; 23,755 against; and 22,171 abstaining.

         Subsequent to Annual Meeting of Shareholders, two changes occurred to the Board of Directors. On July 2, 1997, the Company appointed Rolf H. Henel to its Board of Directors. Effective July 24, 1997, Thomas E. Moore, Chairman of the Board of Directors and director of the Company, resigned to pursue other interests.


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

                                                   SCICLONE PHARMACEUTICALS, INC.
                                                            (Registrant)




Date:   August 13, 1997                                  Donald R. Sellers
                                       -------------------------------------------------------
                                                         Donald R. Sellers
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)



Date:   August 13, 1997                                   Mark A. Culhane
                                       -------------------------------------------------------
                                                          Mark A. Culhane
                                             Vice President, Finance and Administration
                                                    and Chief Financial Officer
                                             (Principal Financial & Accounting Officer)

