Form 10-Q
period 1997-09-30
SCICLONE PHARMACEUTICALS INC
filed 1997-11-10
CIK 880771

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---
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

           As of October 31, 1997, 17,343,358 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.



                                      INDEX

PART I.    FINANCIAL INFORMATION                                            PAGE
                                                                             NO.
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets
                September 30, 1997 and December 31, 1996                      3

           Consolidated Statements of Operations
                Three and nine months ended September 30, 1997 and  1996      4

           Consolidated Statements of Cash Flows
                Nine months ended September 30, 1997 and 1996                 5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  12

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                         SCICLONE PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    September 30,  December 31,
                                                         1997          1996
                                                     -----------    -----------
                                                     (unaudited)
Current assets:
    Cash and cash equivalents                        $ 3,021,787    $ 4,642,590
    Short-term investments                             4,375,174      5,205,529
    Accounts receivable, net                           1,390,860        245,078
    Inventory                                          2,114,479      2,608,877
    Prepaid expenses and other current assets            522,390      1,783,778
                                                     -----------    -----------
Total current assets                                  11,424,690     14,485,852

Property and equipment, net                              411,823        299,405
Long-term investments                                  7,808,350     25,257,589
Notes receivable from officers                         2,332,656      2,648,292
Other assets                                              22,394         36,549
                                                     -----------    -----------
Total assets                                         $21,999,913    $42,727,687
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  $  260,783     $  639,392
    Accrued compensation and benefits                    834,183        817,774
    Accrued clinical trials expense                    1,031,948        964,331
    Accrued professional fees                            978,000      1,989,000
    Other accrued expenses                               287,462        851,562
                                                      ----------     ----------
Total current liabilities                              3,392,376      5,262,059
                                                      ----------     ----------

Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares
      authorized;  no shares issued and outstanding           --            --
    Common stock, no par value; 75,000,000 shares
      authorized; 17,039,486 and 17,532,195 shares
      issued and outstanding                          105,820,235   108,988,019
    Notes receivable from former officer               (6,024,885)          --
    Net unrealized loss on available-for-sale
      securities                                         (104,202)     (171,125)
    Accumulated deficit                               (81,083,611)  (71,351,266)
                                                      ------------  ------------
Total shareholders' equity                             18,607,537    37,465,628
                                                      ------------  ------------
Total liabilities and shareholders' equity           $ 21,999,913  $ 42,727,687
                                                      ============  ============

                 See notes to consolidated financial statements

                                                   SCICLONE PHARMACEUTICALS, INC.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)




                                                                   Three months ended                      Nine months ended
                                                                      September 30,                          September 30,
                                                               1997                1996                1997                 1996
                                                           ------------        ------------        ------------        ------------
Product sales                                              $    673,499        $    152,258        $  1,967,117        $    400,603

Cost of product sales                                           263,861             151,696             788,339             555,156
                                                           ------------        ------------        ------------        ------------

Gross profit                                                    409,638                 562           1,178,778            (154,553)

Operating expenses:
     Research and development                                 2,383,822           2,535,828           6,469,421           7,612,902
     Marketing                                                1,017,447           1,046,904           2,996,899           3,148,017
     General and administrative                                 884,455             777,604           2,649,752           2,340,938
                                                           ------------        ------------        ------------        ------------
Total operating expenses                                      4,285,724           4,360,336          12,116,072          13,101,857
                                                           ------------        ------------        ------------        ------------

Loss from operations                                         (3,876,086)         (4,359,774)        (10,937,294)        (13,256,410)

Interest and investment income, net                             358,522             588,407           1,204,949           2,016,084
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $ (3,517,564)       $ (3,771,367)       $ (9,732,345)       $(11,240,326)
                                                           ============        ============        ============        ============

Net loss per share                                         $      (0.21)       $      (0.21)       $      (0.56)       $      (0.65)
                                                           ============        ============        ============        ============
Weighted average shares used in
     computing per share amounts                             17,029,555          17,579,717          17,245,047          17,359,726
                                                           ============        ============        ============        ============

                                                        See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Nine months ended
                                                               September 30,
                                                           1997             1996
                                                       ------------    ------------
Operating activities:
   Net loss                                            $ (9,732,345)   $(11,240,326)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                          90,614         276,854
      Changes in operating assets and liabilities:
         Accounts receivable                             (1,145,782)        (24,696)
         Inventory                                          494,398        (104,884)
         Prepaid expenses and other assets                1,591,179        (787,530)
         Accounts payable and other accrued expenses       (942,709)         31,036
         Accrued clinical trial expense                      67,617        (864,693)
         Accrued professional fees                       (1,011,000)        736,501
         Accrued compensation and benefits                   16,409        (288,030)
                                                       ------------    ------------
Net cash used in operating activities                   (10,571,619)    (12,265,768)
                                                       ------------    ------------
Investing activities:
   Purchase of property and equipment                      (203,032)        (56,928)
   Sale of marketable securities, net                    18,346,517       8,914,997
                                                       ------------    ------------
Net cash provided by investing activities                18,143,485       8,858,069
                                                       ------------    ------------

Financing activities:
   Proceeds from issuance of common stock, net            1,099,465       3,664,932
   Repurchase of common stock                            (4,267,249)           --
   Notes receivable from former officer                  (6,024,885)           --
                                                       ------------    ------------
Net cash (used in) provided by financing activities      (9,192,669)      3,664,932
                                                       ------------    ------------

Net (decrease) increase in cash and cash equivalents     (1,620,803)        257,233
Cash and cash equivalents, beginning of period            4,642,590       3,986,307
                                                       ------------    ------------
Cash and cash equivalents, end of period               $  3,021,787    $  4,243,540
                                                       ============    ============

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

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. Under the requirements for calculating net loss per share, the antidilutive effect of stock options and warrants will be excluded. The impact of Statement 128 on the calculation of earnings per share for the quarters ended September 30, 1997 and September 30, 1996 is not expected to be material, as the Company already computes net loss per share in this manner. Net loss per share has been computed using the weighted average number of common shares outstanding during each period presented. Common equivalent shares for outstanding options and warrants were not included in the weighted average shares outstanding because the effect of including such shares is antidilutive.

3.      The following is a summary of available-for sale securities at September
        30, 1997:
                                                   Available-for-Sale Securities
                                                   -----------------------------
                                                     Gross          Gross        Estimated
                                                  Unrealized      Unrealized       Fair
                                     Cost            Gains          Losses         Value
                                     ----            -----          ------         -----
        U.S. Government &
            Agency obligations   $  6,245,309   $     14,860    $    (32,435)   $  6,227,734
        Corporate obligations       5,842,417          9,081          (7,246)      5,844,252
        Corporate securities          200,000         11,538        (100,000)        111,538
                                 ------------   ------------    ------------    ------------
                                 $ 12,287,726   $     35,479    $   (139,681)   $ 12,183,524
                                 ============   ============    ============    ============

        The amortized  cost and estimated  fair value of debt and
        marketable   securities   at   September   30,   1997  by
        contractual maturity are shown below.

                                                                     Estimated
                                                                       Fair
                                                        Cost           Value
                                                        ----           -----
        Due in one year or less                      $4,277,507      $4,263,636
        Due after one year through three years        6,558,245       6,573,046
        Due after three years                         1,251,974       1,235,304
                                                    -----------     -----------
                                                     12,087,726      12,071,986
        Corporate securities                            200,000         111,538
                                                   ------------    ------------
                                                    $12,287,726     $12,183,524
                                                    ===========     ===========

4.       The following is a summary of inventories:


                                         September 31,             December 31,
                                             1997                      1996

         Raw materials                   $1,538,253                 $1,545,923
         Finished goods                     576,226                  1,062,954
                                         ----------                 ----------
                                         $2,114,479                 $2,608,877
                                         ==========                 ==========

5. For the nine months ended September 30, 1997, one customer in China accounted for 69% of the Company's product sales. Such customer represents 83% of the accounts receivable balance at September 30, 1997. Such collections to date have been slower than anticipated and the Company is currently monitoring the situation. If collection of outstanding accounts receivable does not improve by year end, it may become necessary to increase related allowances for bad debts.

6. On July 23, 1997, the Company loaned Thomas E. Moore, Chairman and one of the founders of the Company, $5.95 million secured by approximately
        1.9 million shares of SciClone common stock owned by Mr. Moore. The loan carries interest at 7% and is repayable in two years. During the period Mr. Moore's loan is outstanding and immediately prior to the closing of any offering of the Company's securities, the Company may convert the loan plus accrued interest, in a non-cash exchange, into Mr. Moore's SciClone common stock by repurchasing his SciClone common stock at a fixed discount rate from the offering price. To date, the Company has not repurchased any of Mr. Moore's SciClone common stock. In connection with this transaction, Mr. Moore resigned from the Company. On September 30, 1997, the balance of the loan was $6.025 million, including accrued interest and was classified as an offset to shareholders' equity.

7. In October 1997, the Company's Board of Directors authorized the filing of a registration statement in connection with a proposed public offering of 1.5 million shares of the Company's Common Stock.

Item    2. Management's  Discussion  and  Analysis  of Financial  Condition  and
           Results of Operations

            The following material contains certain forward-looking statements including statements regarding the application of ZADAXIN(R) thymosin alpha 1 in disease areas beyond hepatitis B, the potential for regulatory approvals of ZADAXIN and the launching of ZADAXIN in additional markets, the commencement of clinical trials, and the Company's expectations regarding increases in revenues from ZADAXIN, increases in marketing and research and development expense levels and the expansion of its commercialization and marketing efforts and the pursuit of strategic relationships. These statements are subject to certain risks and uncertainties. These risks and uncertainties include the Company's current reliance on a single product, ZADAXIN , for its revenues, the absence of regulatory approval for ZADAXIN in significant markets, the expensive, time consuming and uncertain regulatory approval process, risks associated with the manufacture and supply of ZADAXIN, competition from competing therapies, uncertainties regarding the outcome of the Company's efforts to commercialize additional products and the need for additional funds for the commencement of additional trials, as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

            The Company is an emerging pharmaceutical company that acquires, develops and commercializes specialist-oriented proprietary drugs for treating chronic and life-threatening diseases for which there are no adequate treatment modalities, including chronic hepatitis B, chronic hepatitis C, cancer, immune system disorders and cystic fibrosis. Currently, the Company has two products in clinical development: ZADAXIN for hepatitis B and C, cancer and immune system disorders; and CPX for cystic fibrosis, as well as several preclinical candidates. To date, the Company's principal focus has been the development and commercialization of ZADAXIN.

            From  commencement  of operations  through  September 30, 1997,  the
Company  incurred a cumulative  net loss of  approximately  $81.1  million.  The
Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities. The Company's ability to achieve profitable operations is primarily dependent on securing regulatory approvals for ZADAXIN in additional countries, successfully launching ZADAXIN if approved in such countries and meeting increased demand for ZADAXIN, if it arises. In addition, other factors may also impact the Company's ability to achieve a profitable level of operations such as spending associated with the successful development of CPX, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will be able to attain these objectives or that the Company will ever achieve a profitable level of operations.

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

Results of Operations

            Product sales reached approximately $673,000 and $1,967,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to approximately $152,000 and $401,000 for the corresponding periods in 1996. Currently, the Company has received approval to market ZADAXIN in China, the Philippines and Singapore and commercially launched ZADAXIN during the first quarter of 1997. For the nine months ended September 30, 1997, one customer in China accounted for 69% of the Company's product sales. The Company's accounts receivable collections in China are typically 180 days or longer. Such customer represents 83% of the accounts receivable balance at September 30, 1997. Such collections to date have been slower than anticipated and the Company is currently monitoring the situation. If collection of outstanding accounts receivable does not improve by year end, it may become necessary to increase related allowances for bad debts. The Company has filed for approval to market ZADAXIN in 14 additional countries in Asia, Latin America and the Middle East and anticipates additional filings in other countries. The Company expects product sales to increase in 1997 and beyond, as a result of the commercial launch of ZADAXIN in its existing approved markets and upon the commencement of the commercial launch of ZADAXIN in additional markets once regulatory approvals are secured. The level of such product sales increase is dependent upon additional ZADAXIN marketing approvals and successfully launching ZADAXIN. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will achieve significant levels of product sales.

            Cost of product sales was approximately $264,000 and $788,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to approximately $152,000 and $555,000 for the corresponding periods in 1996. The increase is attributable to increased product sales. The Company expects cost of product sales to vary from quarter to quarter, dependent upon the level of product sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

            Research and development expenses were approximately $2,384,000 and $6,469,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to approximately $2,536,000 and $7,613,000 for the corresponding periods in 1996. The decrease is primarily attributable to decreased professional fees partially offset by increased clinical trial expenses. Clinical expenses in the 1997 period were impacted by additional clinical trial expenses for the clinical development of CPX, a synthetic compound licensed in April 1996 from the National Institutes of Health as a potential treatment for cystic fibrosis. In April 1997, CPX entered a Phase I clinical trial in the United States. In addition, the Company is organizing its U.S. and European ZADAXIN clinical trial strategy, which may or may not result in entering into collaborative arrangements for the development of ZADAXIN in these territories. The initiation of these trials by the Company will have a significant effect on the Company's research and development expenses in the future and would require the Company to seek additional capital resources. In general, the Company expects research and development expenses to increase over the next several years and to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, acquiring product rights, and expanding regulatory activities.

            Marketing expenses were approximately $1,017,000 and $2,997,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to $1,047,000 and $3,148,000 for the corresponding periods in the prior year. The decrease is primarily attributable to decreased professional services and travel expenses partially offset by increased publications and promotional material expenses associated with the launch of ZADAXIN in its approved markets. The Company expects marketing expenses to increase in the next several quarters and years once additional ZADAXIN regulatory approvals are secured and as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.

            General and administrative expenses were approximately $884,000 and $2,650,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to approximately $778,000 and $2,341,000 for the corresponding periods in the prior year. The increase is primarily attributable to increased general office expenses associated with increased rent and office relocation expenses and investment banking fees associated with the Company's adoption of a shareholder rights plan. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

            Net interest and investment income was approximately $359,000 and $1,205,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to approximately $588,000 and $2,016,000 in the same periods in 1996. The changes in the three and nine month periods primarily resulted from decreased interest and investment income due to lower average invested cash balances.


Liquidity and Capital Resources

            At September 30, 1997, the Company had approximately $15,205,000 in cash, cash equivalents and short and long term investments. On July 23, 1997, the Company loaned Thomas E. Moore, Chairman and one of the founders of the Company, $5.95 million secured by approximately 1.9 million shares of SciClone common stock owned by Mr. Moore. In connection with this transaction, Mr. Moore resigned from the Company. The loan carries interest at 7% and is repayable in two years. During the period Mr. Moore's loan is outstanding and immediately prior to the closing of any offering of the Company's securities, the Company may convert the loan plus accrued interest, in a non-cash exchange, into Mr. Moore's SciClone common stock by repurchasing his SciClone common stock at a fixed discount rate from the offering price. To date, the Company has not repurchased any of Mr. Moore's SciClone common stock, however, as discussed below, the Company may effect a cancellation of some or all of such shares in connection with a pending offering.

            Net cash used by the Company in operating activities amounted to approximately $10,572,000 for the nine month period ended September 30, 1997. Net cash used in operating activities in the 1997 period is greater than the Company's net loss for such period primarily due to increases in accounts receivable associated with sales from the Company's launch of ZADAXIN in its approved markets and increases in payments to third parties for goods and services. These uses of cash were offset by non-cash charges associated with depreciation and amortization, decreases in prepayments of certain future period expenses, and increases in amounts owed to third parties for clinical trials. Net cash used by the Company in operating activities amounted to approximately $12,266,000 for the nine month period ended September 30, 1996. Net cash used in operating activities in the 1996 period is greater than the Company's net loss for such period primarily due to cash used for inventory purchases, increases in prepayments of certain future period expenses and decreases in amounts owed to third parties for goods and services related to clinical trial expenses and to employees for compensation and benefits. These were offset by non-cash charges associated with depreciation and amortization and increases in amounts owed for accounts payable and accrued professional fees.

            Net cash provided by investing activities for the nine month period ended September 30, 1997 related to the net sale of approximately $18,347,000 of marketable securities offset by the purchase of $203,000 in equipment and furniture. Net cash provided by investing activities for the comparable 1996 period primarily resulted from the net sale of $8,915,000 of marketable securities offset by the purchase of $57,000 in equipment and furniture.

            Net cash provided by financing activities for the nine month period ending September 30, 1997 consisted of approximately $1,099,000 in proceeds received from the issuance of common stock by the exercise of outstanding warrants and from the issuance of common stock under the Company's stock option plan and employee stock purchase plan, offset by repurchases of the Company's common stock under the Company's approved stock repurchase plan of approximately $4,267,000 and the amounts loaned to Mr. Thomas E. Moore referred to above of approximately $6,025,000 (including accrued interest). Net cash provided by financing activities for the nine month period ending September 30, 1996 primarily consisted of approximately $3,665,000 in proceeds received for the issuance of common stock under the Company's stock option plan.

            Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations through 1998. The Company has filed a registration statement with the Securities and Exchange Commission with respect to a proposed registered direct placement of its Common Stock. The Company's determination to proceed with such offering will depend upon market conditions and other factors, and the Company believes its capital resources will be sufficient for calendar 1998 even if it does not proceed with such offering. The Company is considering corporate partnering and other opportunities to increase its capital resources and if the proposed offering or one or more of such other opportunities occurred, the Company would consider accelerating drug development activities, including clinical trials. The Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of clinical trials and testing, the timing of regulatory approvals, developments in relationships with collaborative partners and the status of competitive products. If the Company cannot eventually generate sufficient funds from operations, it will need to raise additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all.

 PART II.  OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit
         Number                                 Description

         3(i).1                      Restated    Articles    of    Incorporation
                                (incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-45446), declared effective by the Commission on March 17, 1992).

         3(i).2                      Certificate   of   Amendment   of  Restated
                                Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993).

         3(ii).1                     Bylaws  (incorporated by reference from the
                                Company's Registration Statement on Form S-1 (No. 33-45446), declared effective by the Commission on March 17, 1992).

         3(ii).2                     Certificate    of   Amendment   of   Bylaws
                                (incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3,
                                1993).

         4.1                         Rights  Agreement,  dated  as of  July  25,
                                1997, between Sciclone and ChaseMellon Shareholder Services, LLC. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 14, 1997).

         10.1                        Purchase  and  Sale,  Pledge  and  Security
                                Agreement; Release dated as of July 23, 1997 by Thomas Moore, in favor of SciClone Pharmaceuticals, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-38773) filed on October 27,
                                1997).

         27                    Financial Data Schedule

 (b)     Reports on Form 8-K

         Form  8-K  filed on  October  14,  1997  announcing
         Shareholder Rights Plan.

                                   SIGNATURES


            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCICLONE PHARMACEUTICALS, INC.
                                                    (Registrant)




Date:  November 10, 1997                         Donald R. Sellers
                                     ------------------------------------------
                                                 Donald R. Sellers
                                              Chief Executive Officer
                                           (Principal Executive Officer)



Date:   November 10, 1997                         Mark A. Culhane
                                     ------------------------------------------
                                                  Mark A. Culhane
                                     Vice President, Finance and Administration
                                            and Chief Financial Officer
                                     (Principal Financial & Accounting Officer)