Form 10-K
period 1997-12-31
SCICLONE PHARMACEUTICALS INC
filed 1998-04-02
CIK 880771

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997,

        OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM __________ TO __________
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

                                 (650) 358-3456
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $72,992,432 as of March 27, 1998, based upon the closing sale price of the Registrant's Common Stock on The Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 27, 1998, there were 17,348,108 shares of the Registrant's Common Stock outstanding.
     Part III incorporates by reference from the definitive proxy statement for the registrant's 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

================================================================================

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Annual Report on Form 10-K for SciClone Pharmaceuticals, Inc. ("SciClone" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and the Company's expectations regarding future financing and corporate partnering arrangements. These forward-looking statements represent the expectations of SciClone's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) the Company's current reliance on a single product, ZADAXIN(R) thymosin alpha 1, for its revenues; (ii) the absence of regulatory approval for ZADAXIN in significant markets; (iii) risks associated with the manufacture and supply of ZADAXIN; (iv) the Company's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products;
(v) decisions and timing of decisions made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Company's products may be approved; (vi) market acceptance of the Company's products; (vii) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate; (viii) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors; and the risks and uncertainties described in Part II under the captions "Factors That May Affect Future Operating Results" -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     SciClone Pharmaceuticals, Inc. ("SciClone" or the "Company") is an international biopharmaceutical company that acquires, develops, and commercializes specialist-oriented proprietary drugs for treating chronic and life-threatening diseases, including hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. SciClone has two drugs in clinical development, ZADAXIN(R) thymosin alpha 1 and CPX, and other drug candidates in preclinical development.

     ZADAXIN, an immunomodulator (i.e., an immune system regulator), is the Company's lead drug, targeting hepatitis B, hepatitis C, cancer, vaccine enhancement and certain immune system disorders such as DiGeorge Anomaly. ZADAXIN is approved and marketed (over $2.2 million in 1997 sales) in the People's Republic of China, the Philippines and Singapore for treatment of hepatitis B, one of the most common chronic infectious diseases in the world. In February 1998, ZADAXIN was approved in Argentina, a leading market in Latin America, for use as an influenza vaccine adjuvant and in Peru for treatment of hepatitis B. In March 1998, ZADAXIN was approved in Kuwait for the treatment of hepatitis B, the Company's sixth ZADAXIN market approval. ZADAXIN has now been approved in each of the three primary regions SciClone has targeted for hepatitis B sales -- Asia, Latin America and the Middle East. Collectively, these regions represent most of the potential hepatitis B markets worldwide. The Company has filed for approval to market ZADAXIN in 16 additional countries in Asia, Latin America and the Middle East. SciClone has worldwide marketing, development and manufacturing rights to ZADAXIN, except in Japan, Italy, Spain and Portugal, where the Company's rights have been sublicensed.

     In the U.S. and Europe, the Company is developing combination ZADAXIN plus interferon for the treatment of hepatitis C, a worldwide epidemic affecting over 170 million worldwide including ten million people in the U.S., Europe and Japan, the world's largest pharmaceutical markets. Clinical data demonstrate that combination ZADAXIN plus interferon could be a significant therapeutic advance in the fight against hepatitis C. Interferon, the only approved therapy to treat hepatitis C, leads to a sustained response in only 5% to 20% of patients and causes unpleasant side effects. The Company is pursuing a corporate partnering arrangement for the pivotal phase 3 development of combination ZADAXIN plus interferon for hepatitis C in the U.S. and Europe.

     In Japan, the world's leading market for viral hepatitis therapies, the Company has licensed exclusive development and marketing rights to ZADAXIN to Schering-Plough K.K. ("SPKK"), the Japanese subsidiary of Schering-Plough Corporation, a leading marketer of viral hepatitis therapies worldwide. The Japanese Ministry of Public Health has approved SPKK's application to commence a Japanese pivotal phase 3 study of ZADAXIN monotherapy for hepatitis B. In Japan, interferon monotherapy, including SPKK's interferon, is the established first-line therapy for hepatitis B. In November 1997, SPKK commenced a phase 2 study of ZADAXIN monotherapy for hepatitis C, as required in Japan for approval of the drug for the treatment of hepatitis C. SPKK is also in the process of satisfying Japanese requirements to begin a clinical program to study the use of its interferon plus ZADAXIN as a combination therapy for hepatitis C.

     CPX is SciClone's second drug in clinical development. CPX is an orally administered protein-repair therapy initially developed by the U.S. National Institutes of Health ("NIH") as a potential treatment for cystic fibrosis ("CF"). SciClone acquired an exclusive license to CPX from the NIH. CF is caused by mutations in the gene that encodes the cystic fibrosis transmembrane conductance regulator ("CFTR") protein. More than 70% of the CF patients have the delta F508 mutation, the most common cause of CF. In October 1997, Harvey Pollard, M.D., Ph.D, of the Uniformed Services University of the Health Sciences and formerly of the NIH, presented breakthrough new preclinical data demonstrating that CPX corrects the two key molecular defects causing CF -- impaired chloride ion transport and abnormal CFTR trafficking. These preclinical data indicate that CPX is the only drug in clinical development with the potential to correct the two key molecular defects in CF patients. The Company obtained orphan drug status for CPX from the United States Food and Drug Administration ("FDA") in April 1997. In October 1997, the FDA awarded SciClone a $100,000 Orphan Drug Grant for phase 1 development of CPX as a treatment for CF. The Company recently completed dosing thirty-six (36) patients in its multicenter, single ascending oral dose phase 1 clinical study in the U.S. SciClone plans to start a multicenter, multiple-ascending oral dose phase 2 clinical trial in the U.S. in the third quarter of 1998. The Cystic Fibrosis Foundation ("CF Foundation") provided substantial financial support for early NIH research of CPX. The CF Foundation also supported SciClone in its Investigational New Drug ("IND") filing with the FDA to gain approval to begin the testing of CPX directly in CF patients rather than the standard process of testing first in healthy volunteers.

     The Company has other drug candidates in early preclinical development. One of these drug candidates is in preclinical studies at the NIH and U.S. National Cancer Institute for epilepsy and multiple drug resistance in cancer, respectively. The Company plans to continue to evaluate activity of its preclinical drug candidates in 1998.

     Internationally, SciClone has entered into ZADAXIN distribution arrangements covering 31 countries outside the U.S., Europe and Japan. The Company intends to out-license its products where a collaborative arrangement will materially enhance the prospects for a drug's commercial success in licensed markets, such as the Company's license with SPKK for exclusive rights to develop and market ZADAXIN in Japan and its arrangements with its ZADAXIN distributors. The Company is currently pursuing a corporate partnering arrangement in the U.S. and Europe for pivotal phase 3 development of combination ZADAXIN plus interferon for hepatitis C. The Company intends to source ZADAXIN, CPX and any future products through contract manufacturing and supply agreements. The Company has entered into separate supply agreements in the U.S. and Europe for the supply of bulk and finished product thymosin alpha
1. The Company currently contracts with a major U.S. pharmaceutical company for the supply of bulk CPX and another U.S. pharmaceutical manufacturer for finished product CPX.

STRATEGY

     SciClone's corporate objective is to become a leader in the acquisition, development and commercialization of specialist-oriented drugs for treating chronic and life threatening diseases, such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. The Company's strategy to achieve this objective is to apply its international drug development, regulatory affairs and sales and marketing expertise as follows:

     Increase ZADAXIN Sales. In 1997, SciClone's lead product, ZADAXIN, achieved over $2.2 million in first full-year commercial sales for hepatitis B. In 1998, the Company intends to expand its international sales and marketing capabilities and increase sales of ZADAXIN. Management forecasts solid growth potential for ZADAXIN in the Company's existing and anticipated markets.

     In addition to its global sales and marketing capabilities, SciClone is equipped to manage clinical development and regulatory submissions worldwide. The Company plans to continue to expand these capabilities aggressively to commercialize ZADAXIN and new products in markets around the world. Management believes that this strategy will enable the Company to penetrate and perform in markets worldwide in an accelerated and profitable manner.

     Expand Product Pipeline. The Company focuses its resources on drug development and commercialization, not early drug discovery. SciClone evaluates new compounds for acquisition or in-licensing from various sources, including government agencies, universities, and pharmaceutical and biotechnology companies. The Company seeks development stage compounds that are specialist-oriented, novel, patented or patentable and possess excellent safety profiles. Management believes that this will enable the Company to lower its expected time-to-market and development risk profile relative to competitors engaged in both drug discovery and drug development.

     Leverage Key Third-Party Resources. The Company does not own or maintain any manufacturing facilities for finished products or raw materials. Instead, SciClone's manufacturing and quality assurance teams out-source these functions to third parties that supply bulk product and finished goods according to current Good Manufacturing Practices ("cGMP"). Management believes that this strategy will lower the Company's capital requirements and enable the Company to concentrate its resources on drug development and commercialization activities.

     Enhance Product Portfolio Patent Protection. SciClone pursues a policy of obtaining patent protection both in the U.S. and in selected foreign countries for subject matter considered patentable and important to its business. SciClone regularly reviews and seeks to broaden the protection of its intellectual property and trade secrets by actively developing and expanding its patent filings for composition of matter, method of use and process patents. Management believes this strategy will enable the Company to further protect the increased use of its product portfolio.

PRODUCT DEVELOPMENT ACTIVITIES

     The following table summarizes the Company's current significant product development activities:
--------------------------------------------------------------------------------

                                                       INDICATION/
         PRODUCT                 LOCATION              APPLICATION              STATUS
    ------------------      ------------------      -----------------      -----------------
    ZADAXIN                 People's Republic       Hepatitis B and        Marketed
      thymosin alpha 1      of China                viral vaccine
                                                    adjuvant
                            Philippines,            Hepatitis B            Marketed
                            Singapore
                            Kuwait,                 Hepatitis B            Approved Q1 1998
                            Peru
                            Argentina               Influenza vaccine      Approved Q1 1998
                                                    adjuvant
                            Brazil, Brunei,         Hepatitis B            Market
                            Chile, Cyprus                                  Applications
                            Egypt, Hong Kong,                              Filed
                            India, Indonesia,
                            Lebanon, Malaysia,
                            Mexico, Myanmar,
                            Nepal, Pakistan,
                            Turkey, Venezuela
                            Taiwan                  Hepatitis B            Completed phase 3
                            Japan(3)                Hepatitis B            Completed phase 2
                            U.S./Europe             Hepatitis C            Phase 3(1)
                            Japan(2)                Hepatitis C            Phase 2
    CPX                     U.S.                    Cystic Fibrosis        Phase 1(3)

--------------------------------------------------------------------------------

(1) A successful, non-pivotal U.S. phase 3 study has been completed. Subsequent meetings have been held with the FDA, the United Kingdom Medicines Control Agency, the Netherlands Medicines Evaluation Board and the Denmark Medicines Agency. From these meetings, a protocol for pivotal phase 3 trials has been proposed and refined in a workshop with leading international hepatologists.

(2) Clinical trial conducted by SPKK.

(3) The Company recently completed dosing thirty-six (36) patients in its multi-center, multiple ascending oral dose phase 1 clinical study in the U.S. and is preparing to start its phase 2a study in early Q3.

ZADAXIN THYMOSIN ALPHA 1 (THYMALFASIN) FOR HEPATITIS B AND HEPATITIS C

     ZADAXIN thymosin alpha 1 for injection is a naturally occurring 28 amino acid peptide that is produced by chemical synthesis for therapeutic use. ZADAXIN's common chemical name is thymosin alpha 1. Thymosin alpha 1's generic name in the U.S. is thymalfasin. The Company believes that ZADAXIN has significant immunomodulatory properties. Data demonstrate that ZADAXIN enhances multiple immune response parameters in a substantial number of patients. The drug appears to act on cells of the immune system that have been suppressed by infection or other causes. Additionally, ZADAXIN does not produce the side effects, particularly fever, chills, fatigue, nausea and depression, associated with other immunomodulatory agents, such as interferon. No significant ZADAXIN related side effects have been reported. Based on more than 70 clinical trials conducted to date, the Company believes that ZADAXIN, either alone or in combination with other therapies, especially interferon, may have application across a broad spectrum of diseases, including hepatitis B, hepatitis C, cancer and immune system diseases such as DiGeorge Anomaly.

     Pursuant to its 1994 license agreement with Alpha 1 Biomedicals ("A1B"), the Company obtained worldwide marketing, development and manufacturing rights to thymosin alpha 1, with the exception of Italy, Spain and Portugal. In April 1997, SciClone entered into an agreement with A1B to administer the sublicense activities of A1B's licensee for Italy, Spain and Portugal. Under this 1997 agreement, the Company also acquired control of A1B's patent portfolio for thymosin alpha 1. In December 1997, SciClone and A1B entered into an Asset Purchase Agreement (the "Agreement") pursuant to which the Company will acquire A1B's worldwide rights to thymosin alpha 1, including rights A1B licensed from Hoffmann-LaRoche, Inc. and F. Hoffmann-LaRoche AG. (collectively, "Roche"), and eliminated the Company's and the Company's current and future sublicensee's royalty obligations to A1B with respect to future sales of thymosin alpha 1. Pursuant to the Agreement, the Company agreed to issue up to 600,000 shares of common stock and loan A1B up to an aggregate amount of $280,000 for the assets described above. The Agreement is subject to approval by A1B's stockholders at A1B's 1998 Annual Meeting of Stockholders and the Company's receipt of certain consents from Roche..

  HEPATITIS B

     Hepatitis B is one of the most common infectious diseases in the world. It is transmitted through blood transfusions, contaminated needles, sexual contact and from mother-to-child. In addition, a large number of people are infected by unknown means. The World Health Organization estimates that approximately 350 million individuals worldwide or 5% of the world's population are carriers of the virus. Among carriers of the hepatitis B virus, unfortunately most are unaware that they are infected or have minimal disease with no clinically evident symptoms. However, carriers of the hepatitis B virus have a 200-fold increased chance of developing primary liver cancer, the most common cancer in the world, and a significant number develop cirrhosis of the liver.

     ZADAXIN has been approved in five countries as a safe and effective treatment for hepatitis B. When used alone or in combination with other immunodulatory agents such as interferon ZADAXIN has not caused any significant drug related side effects.

     META ANALYSIS AND RANDOMIZED AND CONTROLLED ZADAXIN HEPATITIS B TRIALS

     Meta analysis is the statistical pooling of data derived from two or more clinical trials. By using data from two or more studies, random effects are reduced and precision of estimates will increase as sample size increases. A valuable use of meta analysis is to assess the efficacy of a drug in the treatment of a particular disease across many studies. The Company commissioned a meta analysis of hepatitis B randomized and controlled trials of ZADAXIN. The meta analysis was performed by MetaWorks, Inc. of Boston, Massachusetts, and included AlB's two U.S. hepatitis B trials and the Company's Taiwan hepatitis B trial. A statistically significant benefit (p=0.04) was demonstrated in the meta analysis with a ZADAXIN overall response rate of 36% compared to 19% for the control group. The results also showed no indications of drug toxicity and no significant drug related side effects in any of the trials.

     Interferon is an immunomodulatory protein that is produced commercially using recombinant DNA technology and other techniques. Interferon is approved for treatment of hepatitis B in the United States, Europe, Japan as well as in numerous countries in Asia, Latin America and the Middle East. Other agents under development, but not yet approved anywhere for the treatment of hepatitis B, include nucleoside analogs such as lamivudine and famciclovir. Unlike ZADAXIN, data reported in the October 1997 supplement to Hepatology show that lamivudine may be associated with fatal rebound viral hepatitis. Nucleoside analogs may suppress viral replication but seldom eradicate the virus. Viral replication resumes when nucleoside analogs are discontinued.

     Set forth below is more detailed information regarding the commercial and clinical development status of ZADAXIN as a therapy for hepatitis B in certain key markets.

     THE PEOPLE'S REPUBLIC OF CHINA. In January 1997, the Company launched ZADAXIN for the treatment of hepatitis B in The People's Republic of China. This product launch marked the first introduction of ZADAXIN by the Company anywhere in the world and the first introduction of an imported finished pharmaceutical for treatment of hepatitis B in this market since the interferons. The Chinese Ministry of Public Health (MOPH) approval was based on a regulatory package assembled from U.S. and European data in addition to a locally required controlled clinical trial to evaluate the efficacy of ZADAXIN for patients suffering from hepatitis B. Sales and distribution of ZADAXIN in The People's Republic of China are managed by SciClone Pharmaceuticals International, Ltd. (SPIL) based in Hong Kong. SPIL focused its 1997 sales efforts on the following three population centers: the southern province of Guangdong, the capital city of Beijing, and Shanghai. In these three areas four local distribution teams are used to sell and place ZADAXIN on hospital formularies of Chinese city and provincial hospitals. The Company expects to expand into additional major population centers in the Chinese market in 1998.

     JAPAN. In Japan, the world's largest market for viral hepatitis therapies, the Company has licensed exclusive ZADAXIN development and marketing rights to SPKK. SPKK has completed a phase 1 single and multiple dose safety and pharmacokinetics trial. SPKK has successfully completed a dose ranging phase 2 safety and efficacy trial involving approximately 60 patients. SPKK recently received government approval to commence a 300-patient pivotal phase 3 study in hepatitis B.

     TAIWAN. The Company has submitted the Plant Master File required by Taiwanese law to allow the Company to file for registration in Taiwan. The Company expects to file for registration in Taiwan in the second quarter of 1998. The Company sponsored a multicenter, randomized and controlled ZADAXIN phase 3 hepatitis B trial in Taiwan. The audited results of this trial showed 37% of patients responded to ZADAXIN monotherapy, compared to 25% for the control patients. The Company believes this trial produced the best results of any randomized and controlled hepatitis B trial for any therapy in Taiwan. The results also showed no significant ZADAXIN related side effects, consistent with all prior ZADAXIN studies.

     ASIA, LATIN AMERICA AND THE MIDDLE EAST. ZADAXIN has been approved in each of the three primary regions SciClone has targeted for hepatitis B sales -- Asia, Latin America and the Middle East. Collectively, these regions represent most of the potential hepatitis B markets worldwide. In February 1998, ZADAXIN was approved in Argentina, a leading market in Latin America, for use as a viral vaccine adjuvant and in Peru for treatment of hepatitis B. In March 1998, ZADAXIN was approved in Kuwait, the Company's first market in the Middle East, for the treatment of hepatitis B. SciClone has 16 ZADAXIN NDAs pending in Asia, Latin America and the Middle East and expects to file additional NDAs in these territories in 1998.

  HEPATITIS C

     Hepatitis C is a worldwide epidemic, infecting over 170 million people worldwide, including approximately 10 million in the U.S., Europe and Japan, the world's leading pharmaceutical markets. According to the Centers for Disease Control and Prevention, approximately 4 million Americans are infected with the hepatitis C virus. The American Liver Foundation (ALF) estimates that 170,000 new hepatitis C cases are reported each year in the U.S. and that up to 10,000 people in the U.S. die as a result of complications of hepatitis C each year. Without improved prevention and treatment, the ALF estimates that the death rate associated with hepatitis C will triple in the next 20 years. The prevalence of hepatitis C in Europe is similar to that in the U.S., approximately 4 million. An article in the Annals of Internal Medicine indicates that in Japan there are more than l million cases of hepatitis C. Hepatitis C can be transmitted wherever blood to blood contact occurs, especially by blood transfusions and contaminated needles. The mode of transmission in many cases is unknown. Approximately 10% to 20% of hepatitis C carriers may develop cirrhosis, and up to 40% of these individuals may develop liver cancer. Hepatitis C, accompanied by cirrhosis and liver failure, is the leading cause of liver transplantation in the U.S. Currently, interferon is the only therapy approved in major markets for hepatitis C. There is no approved vaccine to prevent hepatitis C.

     POOLED AND META ANALYSES OF HEPATITIS C TRIALS

     Although interferon has been shown to be safe and effective in the treatment of hepatitis C, dissatisfaction with the low sustained response rate (5% to 20%) to interferon monotherapy has led to the study of interferon combination therapies. Clinical data demonstrate that combination ZADAXIN plus interferon could be a significant therapeutic advance in the fight against hepatitis C. Three studies, published as full articles or abstracts, describe the response in patients with hepatitis C to combination ZADAXIN plus interferon. The strength of pooled analysis and meta analysis techniques was applied to the three studies. Patients were treated for 6 to 12 months with combination ZADAXIN plus interferon and followed for 6 months after treatment. Interferon-treated patients from the randomized controlled trials and historical controls from an open label trial were used as controls. A total of 121 patients (67 ZADAXIN plus interferon combination therapy and 54 interferon monotherapy) were studied.

          END OF TREATMENT BIOCHEMICAL AND VIROLOGICAL RESPONSE

     Pooled intent-to-treat analysis revealed an end of treatment biochemical (ALT, a liver enzyme) response of 44.7% in the combination ZADAXIN plus interferon group compared to 22.2% in the interferon monotherapy group
(p = 0.0096). Meta analysis demonstrated an end of treatment biochemical response odds ratio and 95% confidence interval of greater than 1 indicating that combination ZADAXIN plus interferon was significantly superior to interferon monotherapy. Meta analysis also showed an end of treatment virological response odds ratio and 95% confidence interval of indicating that combination ZADAXIN plus interferon was significantly superior to interferon monotherapy.

          SUSTAINED BIOCHEMICAL AND VIROLIGICAL RESPONSE

     Pooled intent-to-treat analysis revealed sustained biochemical (ALT) response of 22.3% in the combination ZADAXIN plus interferon group compared to 9.26% in the interferon monotherapy group (p = 0.1). Meta analysis demonstrated a sustained response odds ratio of greater than 1 and a 95% confidence interval slightly overlaping 1 indicating that combination ZADAXIN plus interferon was numerically superior to interferon monotherapy. These two sustained biochemical response analyses demonstrate a statistical trend in favor of the combination ZADAXIN plus interferon group and suggest that there is only a small chance that this difference occurred by chance alone. Meta analysis also showed sustained virological response odds ratio and 95% confidence interval of greater than 1 indicating that combination ZADAXIN plus interferon was significantly superior to interferon monotherapy.

     There were no increased or new side effects in the combination ZADAXIN plus interferon group compared to patients treated with interferon monotherapy.

     Set forth below is more detailed information regarding the development status of combination ZADAXIN plus interferon for treatment of hepatitis C, an emerging epidemic worldwide.

     U.S. AND EUROPE. In the U.S. and Europe, the Company is developing combination ZADAXIN plus interferon for hepatitis C. After meeting with the FDA and regulatory authorities in the United Kingdom, the Netherlands and Denmark in the first half of 1997, the Company prepared a protocol outline for its pivotal phase 3 hepatitis C program. In late 1997, this protocol outline was refined by over 15 leading hepatologists. The Company is currently pursuing a corporate partnering arrangement for pivotal phase 3 development of combination ZADAXIN plus interferon for hepatitis C in the U.S. and Europe. Adrian Di Bisceglie, M.D., Associate Chairman of Medicine, Professor of Internal Medicine at Saint Louis University and Medical Director of the American Liver Foundation, has agreed to be the principal investigator for the Company's planned pivotal phase 3 hepatitis C program.

     JAPAN. In Japan, SciClone has licensed exclusive development and marketing rights to ZADAXIN to SPKK. In November 1997, SPKK commenced a phase 2 study of ZADAXIN as a monotherapy for hepatitis C, as required for Japanese approval of ZADAXIN for the treatment of hepatitis C. SPKK also is working to satisfy requirements to begin a clinical program to study the use of its interferon plus ZADAXIN as a combination therapy for hepatitis C.

     ASIA, LATIN AMERICA, MIDDLE EAST. The Company is working to expand its current approvals and pending NDAs to include use of combination ZADAXIN plus interferon to treat hepatitis C.

CPX FOR CYSTIC FIBROSIS

  CYSTIC FIBROSIS.

     Cystic fibrosis (CF) is the most common fatal genetic disorder in the U.S. today. Currently, there is no cure for the disease. CF affects approximately 70,000 children and young adults worldwide, including approximately 30,000 in the U.S. and approximately 30,000 in Europe. In the U.S., CF occurs in approximately one of every 3,300 live births and approximately 1,000 new cases are diagnosed each year, usually by the age of three. The median age of survival for a person with CF is 31 years. CF is caused by a mutated gene that produces an abnormal CFTR protein. This basic genetic defect in CF cells results in the faulty transport of chloride and sodium within epithelial cells (which line organs such as the lungs and pancreas) to the cells' outer surfaces. This faulty transport causes the body to produce abnormally thick, sticky mucus which clogs the lungs and leads to fatal infections. This mucus also obstructs the pancreas, preventing enzymes from reaching the intestines to digest food. Most CF patients die from lung disease. One in 29 Americans, more than 10 million people, is an unknowing, symptomless carrier of the defective gene. A child must inherit two defective copies of the CF gene, one from each parent, to have CF. Each time two carriers conceive a child, there is a 25% chance that the child will have CF, a 50% chance that the child will be a carrier, and a 25% chance that the child will be a non-carrier.

     Currently, approved CF treatments only address the symptoms of the disease and not the two underlying molecular defects causing CF in most patients -- impaired chloride ion transport and abnormal CFTR trafficking. The treatment of CF depends upon the stage of the disease and which organs are involved. One means of treatment, postural drainage (also called chest physical therapy), requires vigorous percussion (by using cupped hands) on the back and chest to dislodge the thick, sticky mucus from the lungs. Antibiotics are also used to treat lung infections and are administered intravenously, orally and/or in medicated vapors which are inhaled to open up clogged airways. In addition, mucolytic (mucus-thinning) drugs are used to thin the viscosity of the mucus. When CF affects the digestive system, the body does not absorb enough nutrients. Therefore, people with CF may need to eat an enriched diet and take both replacement vitamins and enzymes. The annual average cost of care of a CF patient has been estimated by the CF Foundation to be approximately $50,000 per patient.

  CPX

     CPX is an orally available xanthine derivative that is produced for therapeutic use through chemical synthesis. CPX targets the underlying biochemical abnormality at the root cause of CF, the malfunctioning CFTR protein that results in the buildup of thick, sticky mucus. CPX use in CF was discovered by Harvey Pollard, M.D., Ph.D., and Kenneth Jacobson, Ph.D., while at the National Institute of Diabetes and Digestive and Kidney Disorders (NIDDK) of the NIH. In October 1997, Dr. Pollard presented new breakthrough preclinical data demonstrating that CPX corrects the two key molecular defects causing CF -- impaired chloride ion transport and abnormal CFTR trafficking. Trafficking refers to the ability of the CFTR protein to traverse the cell cytoplasm and reach the proper location on the cell membrane. These preclinical data indicate that CPX is the only drug in clinical development with the potential to correct the two molecular defects in CF patients.

     Consistent with the Company's strategy to expand its product portfolio, SciClone licensed CPX from the NIH in April 1996. In January 1997, the Company's IND was approved by the FDA to begin clinical studies of CPX in the U.S. directly in CF patients rather than healthy volunteers. The CF Foundation provided substantial financial support in the NIH's early CPX research and has supported SciClone in its IND filing with the FDA to gain approval to begin testing of CPX directly in patients. In April 1997, the Company obtained orphan drug status for CPX from the FDA. In May 1997, the Company initiated a multicenter phase 1 trial of CPX directly in CF patients. In October 1997, the FDA awarded SciClone a $100,000 Orphan Drug Grant for phase 1 development of CPX as a treatment for CF.

     U.S. MULTICENTER PHASE 1 CPX TRIAL IN CF PATIENTS

     The Company recently completed dosing thirty-six (36) patients in its multicenter phase 1 clinical study of CPX. The five participating CF centers were: University of Washington and Children's Hospital CF Center in Seattle, Washington; University of Iowa Hospitals and Clinics CF Center in Iowa City, Iowa; The LeRoy

Matthews CF Center, Rainbow Babies and Children's Hospital in Cleveland, Ohio; The Emory University CF Center, Egleston Children's Hospital in Atlanta, Georgia; and Stanford CF Center, and Lucille Packard Children's Hospital in Palo Alto, California. The primary objectives of the study were to evaluate the safety and pharmacokinetic profile of CPX. SciClone plans to start a multicenter, multiple-ascending oral dose phase 2 clinical trial in the U.S. in the third quarter of 1998.

MARKETING AND SALES

     In general, the Company plans to market and sell its products in the U.S. by establishing its own marketing and sales organization. Outside the U.S., the Company markets and sells its products through collaborative or distribution arrangements.

     In the U.S. and Europe, ZADAXIN is in late-stage clinical development. In the U.S. and Europe, SciClone is currently pursuing a corporate partnering arrangement with a major pharmaceutical company for the pivotal phase 3 development and commercialization of combination ZADAXIN plus interferon for the treatment of hepatitis C. In Japan, SciClone has licensed exclusive ZADAXIN development and marketing rights to SPKK.

     SciClone's marketing and sales strategy for ZADAXIN in Asia (excluding Japan), Latin America and the Middle East, is to establish and expand its own proprietary regional sales and marketing capabilities to commercialize ZADAXIN. Consistent with this strategy, SciClone conducts medical education and clinical trial programs targeting the leading specialists (e.g. hepatologists) and teaching hospitals in each of its approved markets and markets in which the Company anticipates ZADAXIN approval on a near term or medium term basis. Distributors assist SciClone with local regulatory submissions to the ministries of health and are responsible for the importation, inventory, physical distribution and invoicing of ZADAXIN. SPIL is based in Hong Kong and has international offices in Japan, Philippines, Singapore and Taiwan. SPIL also manages a distribution center in Hong Kong which is the source for all ZADAXIN exported to the Company's non-U.S. markets, except Japan. SciClone has established distribution arrangements with local pharmaceutical distribution companies covering 31 countries outside of the U.S., Europe and Japan. In its three approved ZADAXIN markets in Asia (China, the Philippines and Singapore) and its three recently approved markets in Latin America (Argentina and Peru) and the Middle East (Kuwait), SciClone has established ZADAXIN marketing programs including the positioning and pricing of the drug. Local ZADAXIN sales in the Company's approved markets are or will be managed by SciClone employees utilizing dedicated distributor employees nominated and supported by SciClone.

     In the U.S., CPX is in clinical development. Currently, the Company plans to market and sell CPX in the U.S. through the establishment of its own marketing and sales organization. In other markets, the Company is evaluating alternative plans for marketing and selling CPX.

MANUFACTURING

     The Company has entered into contract manufacturing and supply agreements to source ZADAXIN and CPX.

     To supply markets in Asia (except Japan), Europe, Latin America and the Middle East, SciClone has a European cGMP third-party source for bulk thymosin alpha 1. This bulk supply is turned into finished sterile injectable product by a separate European cGMP manufacturer. This finished product is shipped to Hong Kong for labeling and redistribution. To supply the U.S. and Japanese markets, the Company has contracted with a cGMP bulk manufacturer and a separate cGMP finishing plant, both in the U.S. SciClone has established an inventory of ZADAXIN sufficient to fulfill its expected commercial requirements in the near term.

     CPX is manufactured for SciClone in the U.S. by a major U.S. pharmaceutical company and turned into finished form by a separate U.S. pharmaceutical manufacturer.

     The Company directly monitors production runs of its products and maintains its own quality assurance audit program.

PATENTS AND PROPRIETARY RIGHTS

     The Company is the exclusive licensee of composition of matter, process and use patents and pending applications related to thymosin alpha 1, in the U.S. and abroad.

     The Company is the exclusive licensee (with limited exceptions) of foreign patents directed to the thymosin alpha 1 composition of matter which are owned by F. Hoffmann-La Roche AG and the Board of Regents of the University of Texas System. Many of these foreign composition of matter patents expired in 1997. However, the Company is the exclusive licensee of a number of composition of matter patents and applications directed to analogs and derivatives of thymosin alpha 1 and has and is seeking numerous other proprietary rights for thymosin alpha 1. The Company is the exclusive licensee and is directing prosecution of use and process patents related to the method of making and therapeutic uses of thymosin alpha 1. Consistent with its strategy, the Company also has filed and is the owner of use patents for thymosin alpha 1.

     Process patents owned by A1B and exclusively licensed to SciClone are directed to methods of making thymosin alpha 1 and have issued in the U.S., a majority of European countries, Hong Kong and Taiwan.

     SciClone also has exclusively licensed patents and pending applications covering numerous uses of thymosin alpha 1, including treatment of hepatitis C which has issued in a majority of European countries, Taiwan, Australia and South Africa. Patents under which SciClone is exclusively licensed have additionally issued in the U.S. and Australia covering the use of thymosin alpha 1 to treat small cell and non-small cell lung cancer; in the U.S., South Africa and Taiwan covering the use of thymosin alpha 1 to treat autoimmune hepatitis; in Japan covering the treatment of hepatitis B using thymosin alpha 1; in South Africa for the use of thymosin alpha 1 in treating hepatitis C in non-responders to interferon treatment; in the U.S., Taiwan and South Africa covering the use of thymosin alpha 1 to treat septic shock; in the U.S., Australia, Taiwan and South Africa covering the treatment of infertility in mammalian males using thymosin alpha 1; and in New Zealand covering the use of thymosin alpha 1 to treat decompensated liver disease. Patents which SciClone owns have issued in the U.S., Taiwan, Malaysia and South Africa covering the use of thymosin alpha 1 to treat hepatitis B carriers with minimal disease. Numerous corresponding additional patent applications in other countries are pending for each of the above named indications.

     The Company is the exclusive licensee of an issued U.S. patent covering the use of CPX to treat CF, as well as other pending domestic and foreign patent applications covering CPX analogs and their use in treating CF.

     In addition to patent protection, the Company intends to use other means to protect its proprietary rights. Certain marketing exclusivity periods may be available under regulatory provisions in certain countries including the U.S., European Union countries, Japan and Taiwan, which benefits the holder of the first marketing approval for new chemical entities or their equivalents for a given indication and the Company is pursuing such rights. Orphan drug protection has been or will be sought where available granting additional market exclusivity and the Company is pursuing such rights. The Company is the holder of an orphan drug product designation for thymosin alpha 1 for hepatitis B and DiGeorge Anomaly in the U.S. Recognition and protection of trademarks for thymosin alpha 1 is being accomplished through a worldwide filing of trademark applications for ZADAXIN and other trademarks which appear on the commercial packaging of the product and are used in promotional literature. Copyrights for the commercial packaging may provide SciClone with means to take advantage of procedures available in certain countries to exclude counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. The Company has also implemented anti-counterfeiting measures on commercial packaging and plans to register the packaging with customs departments in countries where such procedures exist.

     The Company is pursuing similar types of protection for CPX, where applicable. The Company is the holder of an orphan drug product designation for CPX to treat CF in the U.S.

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

     Upon the closing of the Asset Purchase Agreement with A1B, the Company will acquire A1B's worldwide patent rights to thymosin alpha 1 and will eliminate future royalties otherwise payable by it or its sublicensees to A1B. The Company will become the worldwide exclusive licensee of F. Hoffmann-LaRoche

AG and the Board of Regents of the University of Texas System and of the foreign patents directed to the thymosin alpha 1 composition of matter. The Company also will become the patentee (or owner) of all patents and applications worldwide currently solely owned by A1B upon closing of the Asset Purchase Agreement. These patents and applications are directed to processes of making the compound and analogs and derivatives of the thymosin alpha 1 composition of matter. Finally, on the closing, the Company will become a joint owner of all A1B's patents and applications directed to therapeutic uses of thymosin alpha 1, worldwide, where the Company is now the exclusive licensee of such patents and applications. The Company has agreed in its Asset Purchase Agreement to issue up to 600,000 shares of common stock and loan up to an aggregate amount of $280,000 to A1B in exchange for the assets described above.

SPONSORED RESEARCH AND DEVELOPMENT

     For the years ended December 31, 1997, 1996 and 1995, the Company expended $8,642,000, $9,904,000 and $10,386,000, respectively, in Company sponsored research and development activities.

COMPETITION

     Competition in the pharmaceutical field is intense and the Company expects that competition will increase. The Company's competitors include major pharmaceutical companies, biotechnology firms and universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of products in the therapeutic areas being pursued by the Company. Many of these companies and institutions have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than the Company and extensive experience in undertaking clinical testing and obtaining regulatory approvals necessary to market drugs. Principal competitive factors in the pharmaceutical field include efficacy, safety, and therapeutic regimen. Where comparable products are marketed by other companies price is also a competitive factor. The Company intends to use alpha interferon as a reference drug in establishing pricing for ZADAXIN, although this may change over time.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the manufacturing of products for the Company and the marketing of products by the Company, in ongoing research and development activities and in preclinical and clinical trials and testing related to the Company's products. If the Company's products are manufactured, tested or sold in the U.S., they will be regulated in accordance with the Federal Food, Drug and Cosmetic Act ("FFD&C Act"). The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an application for an investigational new drug exemption ("IND"), which must become effective before human clinical trials may commence, (iii) adequate well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, (iv) submission to the FDA of a New Drug Application ("NDA") with respect to drugs, and (v) FDA approval of the NDA prior to any commercial marketing, sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current United States Good Manufacturing Practices ("cGMP").

     In the U.S., clinical trial programs generally involve a three-phase process. Typically, phase 1 pharmacology trials are conducted in a small number of healthy volunteers to determine the toxicity, pharmacological effects, metabolism and dose range requirements for the drug. Phase 2 trials are conducted with groups of patients afflicted with the target disease to make a preliminary determination of efficacy and optimal dosages and to provide additional evidence of safety. In phase 3, large-scale, multi-center comparative trials are conducted in patients afflicted with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by the FDA and other regulatory agencies. The results of the preclinical and clinical testing are submitted to the FDA in the form of an NDA or PLA for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. In approving an NDA, the FDA may require further post-marketing studies, referred to as phase 4 studies. When used in this Report in connection with trials and filings in other countries, terms such as "phase 1," "phase 2," "phase 3," "phase 4" and "new drug application" refer to what the Company believes are comparable trials and filings in such other countries.

     Congress recently amended the FFD&C Act to facilitate and expedite the development and review of drugs intended for treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions. These provisions, which combine existing FDA expedited approval and accelerated approval procedures, set forth a new procedure for designation of a drug as a "fast track product." Concurrent with or after an IND is filed, the sponsor may request designation as a fast track product, which must be responded to by the FDA within 60 calendar days.

     If designated fast track, the FDA must take such actions as are appropriate to expedite the development and review of applications for these products. Another advantage of fast track designation is that sponsors may submit, and the FDA may commence review of, portions of an application before the complete application is submitted, provided that a schedule for submission of the completed application is provided. Sponsors of fast track products also may seek and obtain FDA approval based upon a determination that the product has an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Products approved on such basis are subject to rigorous postmarket compliance requirements. For example, the sponsor may be required to conduct post-approval studies to validate or confirm the endpoint and/or may be required to submit copies of all promotional materials 30 days prior to their dissemination. The FDA may withdraw approval of fast track products if, for example, the sponsor fails to conduct required post-approval studies or disseminates false or misleading promotional materials.

     Even after initial FDA approval has been obtained, further studies, including post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in manufacturing facility, an NDA supplement may be required to be submitted to the FDA. Pursuant to recent amendments to the FFD&C Act, once regulations are implemented, certain manufacturing changes will not require submission of a supplement.

     The orphan drug provisions of the FFD&C Act provide incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S., where the sponsor does not realistically anticipate its product becoming profitable. Under these provisions, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same use. SciClone has been granted orphan designation by the FDA for CPX for cystic fibrosis and for thymosin alpha 1 for hepatitis B and DiGeorge Anomaly. In prior years, legislation was introduced in the U.S. Congress that would restrict the duration of the market exclusivity of an orphan drug. There can be no assurances that this type of legislation will not be reintroduced and passed into law, or that the benefits of the existing statute will remain in effect.

     Under the Drug Price Competition and Patent Term Restoration Act of 1984 ("DPCPTRA"), a sponsor may be granted marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or new clinical studies were used to support the marketing application. This marketing exclusivity would prevent a third party from obtaining FDA approval for a similar or identical drug through an Abbreviated New Drug Application ("ANDA"), which is the application form typically used by manufacturers seeking approval of a generic drug. The statute also allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval with the maximum patent extension term being five years. Once a drug is granted some form of marketing exclusivity, the recently enacted FDA Modernization Act provides an additional six months of marketing exclusivity for certain pediatric research conducted at the written request of FDA.

     The Company may seek the benefits of orphan, DPCPTRA, or fast track provisions, but there can be no assurance that the Company will be able to obtain any such benefits.

     The Company is subject to foreign regulations governing human clinical trials and pharmaceutical sales. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries is required prior to the commencement of marketing of the Company's products in those countries. The approval process varies from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In general, foreign countries use one of three forms of regulatory approval process. In one form, local clinical trials must be undertaken and the data must be compiled and submitted for review and approval. In Japan, for example, the process is time-consuming and costly because all clinical trials and most preclinical studies must be conducted in Japan. A second form of approval process requires clinical trial submissions, but permits use of foreign clinical trials and typically also requires some form of local trial as well. A third form of approval process does not require local clinical trials, but rather contemplates submission of an application including proof of approval by countries that have clinical trial review procedures. Thus, a prior approval in one or more of the U.S., Japan, most European countries or Australia, among others, is often sufficient for approval in countries using this third form of approval process.

     In addition to required foreign approvals, the FDA regulates the export of drugs or bulk pharmaceuticals from the U.S. In general, a drug that has been approved for commercial sale in the U.S. may be exported for commercial sale. In 1996, export reform legislation was passed in the U.S. that provides that an unapproved drug may be exported to a "listed country" for investigational purposes without FDA authorization. The listed countries are Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, and countries in the European Union and the European Economic Area. Export of drugs to an unlisted country for clinical trial purposes continues to require FDA approval. The Company has obtained, where necessary, FDA approval for all exports of ZADAXIN from the U.S. to date for clinical trial purposes, and will seek to obtain FDA approval, where necessary, for any future shipments from the U.S. to any unlisted country. The export reform legislation further provides that an unapproved drug can be exported to any country for commercial purposes without prior FDA approval, provided that the drug: (i) complies with the laws of that country; and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." Export of drugs not approved in the U.S. that do not have marketing authorization in a listed country continue to require FDA export approval.

     Pursuant to the Prescription Drug User Fee Act of 1992, drug manufacturers generally are required to pay three types of user fees: (1) a one-time application fee for approval of an NDA; (2) an annual product fee imposed on prescription drugs after FDA approval; and (3) an annual establishment fee imposed on facilities used to manufacture prescription drugs. The fee rates for 1998 are: (1) $256,846 one-time fee for an application requiring clinical data, or $128,423 fee for an application not requiring clinical data; (2) $141,966 annual establishment fee; and (3) $18,591 annual product fee. These fee amounts are likely to increase in the future. Fee waivers or reductions are available in certain instances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless such drug also includes a non-orphan indication.

     Among the conditions for NDA approval in the U.S. is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

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

     As the preceding discussion indicates, the research, preclinical development, clinical development, manufacturing, marketing and sales of pharmaceuticals, including ZADAXIN and CPX, are subject to extensive regulation by governmental authorities. Products developed by the Company cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy, uncertain and requires the expenditure of substantial resources. For example, in some countries where the Company contemplates marketing ZADAXIN, the regulatory approval process for drugs not previously approved in countries that have established clinical trial review procedures is uncertain and this uncertainty may result in delays in granting regulatory approvals. In addition, in certain countries such as Japan, the process for obtaining regulatory approval is time consuming and costly because all clinical trials and most preclinical studies must be conducted in that country. The Company is currently pursuing regulatory approvals of ZADAXIN in a number of countries, and of CPX in the U.S., but there can be no assurance that the Company will ultimately obtain approvals in such countries in a timely and cost-effective manner or at all. The marketing approval for ZADAXIN in Singapore requires a post marketing surveillance program to continue study of the drug's safety and efficacy. Failure to comply with applicable U.S. or foreign regulatory requirements can, among other things, result in Warning Letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. Further, additional government regulation may be established or imposed by legislation or otherwise which could prevent or delay regulatory approval of ZADAXIN, CPX or any future products of the Company. Adverse events related to the Company's products in any of the Company's existing or future markets could cause regulatory authorities to withdraw market approval for such products, if any, or prevent the Company from receiving market approval in the future.

THIRD PARTY REIMBURSEMENT

     The Company's ability to successfully commercialize its products may depend in part on the extent to which coverage and reimbursement for such products will be available from government health care programs, private health insurers and other third party payors or organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products and there can be no assurance that third party insurance coverage and reimbursement will be available for therapeutic products the Company might develop. In many of the foreign countries in which the Company intends to market ZADAXIN, reimbursement of ZADAXIN under government or private health insurance programs will not be available. In the U.S., health care reform is an area of increasing national attention and a priority of many governmental officials. Recent legislation, for example, imposes limitations on the amount of reimbursement available for specific drug products under some governmental health care programs. There can be no assurance that future additional limitations will not be imposed in the future on drug coverage and reimbursement.

EMPLOYEES

     As of December 31, 1997, the Company had 35 employees, 24 in the U.S. and 11 abroad. The Company considers its relations with its employees to be satisfactory.

RECENT DEVELOPMENTS

     On April 1, 1998, the Company issued 661,157 shares of convertible preferred stock (the "Series C Preferred Stock") to three institutional investors (each an "Investor" and collectively, the "Investors") at a purchase price (the "Purchase Price") of $6.05 per share (the "Sale"). The Company has agreed to use its best efforts to cause a registration statement to become effective with respect to the resale of the common stock issuable upon conversion of the Series C Preferred Stock within 90 days of the closing date of the Sale (the "Closing Date"). The Purchase Price was equal to 160% of the average closing bid price for the common stock of the Company (the "Common Stock") for the five trading days prior to the Closing Date.

     Generally, the Series C Preferred Stock is not convertible until 90 days from the closing and is then subject to limitations summarized below. The conversion price for the Series C Preferred Stock is the lesser of (a) $6.05, or
(b) the average closing bid price of the Common Stock on any three (3) consecutive trading days selected by an Investor out of the twenty-two (22) trading days immediately prior to the date the Investor delivers a notice of conversion (the "Market Conversion Price"). However, the Market Conversion Price can never be less than $3.78 except as described below. The Investors may convert fifty percent (50%) of their Series C Preferred Stock into Common Stock at the Market Conversion Price between the 91st and 180th day following the Closing Date, and the Investors may convert one hundred percent (100%) of their Series C Preferred Stock at the Market Conversion Price from and after the 181st day following the Closing Date. Whenever the Market Conversion Price of the Series C Preferred Stock is more than $6.05, the Investors may convert all of their then outstanding Series C Preferred Stock at the Market Conversion Price.

     If between ninety (90) and three hundred sixty-five (365) days after the Closing Date, the closing bid price of the Common Stock is less than $3.78 on any three (3) consecutive trading days, the Company has the option to (a) allow any of the shares of Series C Preferred Stock which are then convertible to be converted at the Market Conversion Price or (b) redeem the shares of Series C Preferred Stock then eligible for conversion, if any. The Investors are not obligated to accept either option. However, these provisions will terminate immediately and automatically after the closing bid price of the Common Stock has exceeded $6.00 for forty (40) consecutive trading days. At the end of such forty (40) day period or three hundred sixty-five (365) days after the Closing Date, whichever occurs first, the conversion price for the Series C Preferred Stock may never be less than $3.78. Further, if at any time after the Closing Date the closing bid price of the Common Stock is less than $1.50 for ten (10) consecutive trading days, the Company has the option to either (a) permit the Investors to convert any then remaining Series C Preferred Stock at the Market Conversion Price and without lock-up restrictions, or (b) redeem the then remaining Series C Preferred Stock, if any. The redemption price for any of the foregoing redemptions would be 110% of the original purchase price of the remaining shares of Series C Preferred Stock subject to redemption, if any.

     Each Investor also received an option to purchase additional shares in the Sale. If the Market Conversion Price prior to the date Investor delivers notice of conversion is more than $6.00 per share, the Investor has the right to purchase one additional share of the Common Stock for every share of the Common Stock received upon conversion of the Series C Preferred Stock. Such additional shares of the Common Stock purchased by an Investor will be priced at the Market Conversion Price, which price will never be less than $6.00 per share.

     The Investors also received warrants to purchase an aggregate of 100,000 shares of Common Stock at a price equal to $5.67 per share. The warrants have a five (5) year term.

     The Company also granted the Investors certain rights of first refusal and protective provisions in the event the Company sells shares at a lower price prior to conversion of the Series C Preferred Stock. Further, in order to ensure the Investors of the free tradability of their shares upon conversion, the Company is subject to penalties in certain events, including the failure of the Company to fulfill its obligation to file and keep effective a registration statement for the resale of the Common Stock by the Investors, or if trading of the Common Stock is suspended for a prolonged period.

ITEM 2. PROPERTIES

     The Company has leased approximately 14,000 square feet of office space at its headquarters in San Mateo, California and limited office space for marketing purposes in Singapore, Hong Kong, Taiwan and Japan. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     As of the filing date of this Form 10-K, there are no material pending legal proceedings to which SciClone or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock trades on The Nasdaq National Market under the symbol "SCLN."

     The following table sets forth the high and low sale prices per share for the periods indicated, as reported by The Nasdaq National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily reflect actual transactions.

                                                           PRICE RANGE
                                                           COMMON STOCK
                                                  ------------------------------
                                                     HIGH                LOW
                     1997                         -----------        -----------
  4th quarter.................................    $ 7   11/32        $ 2   15/16
  3rd quarter.................................      6     1/2          3    7/16
  2nd quarter.................................      7   15/32          4     3/8
  1st quarter.................................     16     1/8          4     3/4

                                                     HIGH                LOW
                     1996                         -----------        -----------
  4th quarter.................................    $13                $ 7     3/4
  3rd quarter.................................     14     3/4          6     7/8
  2nd quarter.................................     15     1/8         11     1/4
  1st quarter.................................     16     1/8          4     3/4

     As of March 15, 1998, there were approximately 250 holders of record and more than 5,000 beneficial holders of the Company's Common Stock.

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

                                       1997           1996           1995           1994           1993
                                   ------------   ------------   ------------   ------------   ------------
STATEMENTS OF OPERATIONS DATA:
Product sales...................   $  2,223,052   $    703,082   $    273,353   $         --   $         --
Cost of product sales...........        989,792        740,494        737,460             --             --
                                   ------------   ------------   ------------   ------------   ------------
Gross margin....................      1,233,260        (37,412)      (464,107)            --             --
Operating expenses:
  Research and development......      8,642,137      9,903,536     10,386,312      9,282,051      8,122,716
  Special research and
    development charges.........             --             --             --      3,470,000             --
  Marketing.....................      4,144,499      4,240,208      4,323,327      4,375,447      1,771,985
  General and administrative....      3,662,441      3,182,972      2,903,991      3,810,696      2,895,513
                                   ------------   ------------   ------------   ------------   ------------
Total operating expenses........     16,449,077     17,326,716     17,613,630     20,938,194     12,790,214
                                   ------------   ------------   ------------   ------------   ------------
Loss from operations............    (15,215,817)   (17,364,128)   (18,077,737)   (20,938,194)   (12,790,214)
Interest and investment income,
  net...........................      1,218,812      2,618,381      3,302,307      3,056,869      1,111,183
                                   ------------   ------------   ------------   ------------   ------------
Net loss........................   $(13,997,005)  $(14,745,747)  $(14,775,430)  $(17,881,325)  $(11,679,131)
                                   ============   ============   ============   ============   ============
Basic net loss per share........   $      (0.85)  $      (0.85)  $      (0.88)  $      (1.02)  $      (0.89)
                                   ============   ============   ============   ============   ============
Weighted average shares used in
  computing basic net loss per
  share amounts.................     16,472,765     17,421,312     16,881,652     17,507,564     13,098,462
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments...................   $ 12,900,465   $ 35,105,708   $ 47,389,827   $ 63,670,287   $    284,254
Working capital.................      7,416,472      9,223,793     19,283,278     44,796,629      4,995,598
Total assets....................     19,195,505     42,727,687     54,150,795     67,012,993     48,095,931
Total shareholders' equity......     15,723,657     37,465,628     49,555,262     62,754,031     45,520,246

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is an international biopharmaceutical company that acquires, develops and commercializes specialist-oriented proprietary drugs for treating chronic and life-threatening diseases, including hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Currently, the Company has two drugs in clinical development, ZADAXIN for hepatitis B, hepatitis C, cancer and immune system disorders, and CPX for cystic fibrosis. The Company also has other drug candidates in preclinical development. To date, the Company's principal focus has been the development and commercialization of ZADAXIN and the development of CPX.

     From commencement of operations through December 31, 1997, the Company incurred a cumulative net loss of approximately $85.3 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities. The Company's ability to achieve profitable operations is primarily dependent on increasing ZADAXIN sales in approved markets, securing regulatory approvals for ZADAXIN in additional countries and successfully launching ZADAXIN, if approved, in such countries. In addition, other factors may also impact the Company's ability to achieve a profitable level of operations such as spending associated with successful development of CPX, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will be able to attain these objectives or that the Company will ever achieve a profitable level of operations.

     The Company's operating results may fluctuate from period to period as a result of, among other things, market acceptance of ZADAXIN, the timing and costs associated with preclinical and clinical development of the Company's products, the regulatory approval process, and the acquisition of additional product rights. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Setbacks in the launch, sale or distribution of ZADAXIN, preclinical and clinical development of the Company's products, the regulatory approval process or relationships with collaborative partners, and any shortfalls in revenue or earnings from levels expected by securities analysts, among other developments, have in the past had and could in the future have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

  RESULTS OF OPERATIONS

     Product sales were approximately $2,223,000, $703,000 and $273,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Currently, the Company has received approval to market ZADAXIN in Argentina, Kuwait, the People's Republic of China, Peru, the Philippines and Singapore. For the year ended December 31, 1997, the first full-year of ZADAXIN sales, one customer in China accounted for 66% of the Company's product sales. The Company's accounts receivable collections in China are typically 180 days or longer. Such customer represents 86% of the accounts receivable balance at December 31, 1997. Such collections to date have been slower than anticipated and the Company is currently monitoring the situation. At the end of 1997, the Company has allowances for bad debts of $250,000. If collection of outstanding accounts receivable does not improve, it may become necessary to further increase related allowances for bad debts. In addition, the Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries. As a result, the Company expects product sales to increase in its existing approved markets in 1998 and beyond, upon the commencement of the commercial launch of ZADAXIN in additional markets once regulatory approvals are secured. The level of such product sales increase is dependent upon increased ZADAXIN market penetration in the Company's existing approved markets, additional ZADAXIN marketing approvals and the successful launch of ZADAXIN in new markets. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will ever achieve significant levels of product sales or that the Company will receive additional ZADAXIN market approvals.

     Cost of product sales was approximately $990,000, $740,000 and $737,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase is attributable to increased product sales. The Company expects cost of product sales to vary from quarter to quarter, dependent upon the level of product sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

     Research and development expenses were approximately $8,642,000, $9,904,000, and $10,386,000 for the years ended December 31, 1997, 1996, and
1995, respectively. For the year ended December 31, 1997, the decrease in research and development expenses as compared to 1996 was due to decreased professional fees partially offset by increased clinical trial expenses. Clinical trial expenses in 1997 were impacted by additional clinical trial expenses for the clinical development of CPX, a synthetic compound licensed in April 1996 from the NIH as a potential treatment for cystic fibrosis. In April 1997, the Company commenced its CPX clinical trial program in the U.S. In addition, the Company is pursuing a corporate partnering arrangement with a major pharmaceutical company for a pivotal phase 3 development of combination ZADAXIN plus interferon for hepatitis C in the U.S. and Europe. The initiation and continuation of these programs by the Company had and will continue to have a significant effect on the Company's research and development expenses in the future and will require the Company to seek additional capital resources. For the year ended December 31, 1996, the decrease in research and development expenses as compared to 1995 was primarily attributable to decreases in regulatory expenses and in costs associated with decreased ZADAXIN clinical trials, essentially due to the completion of the ZADAXIN Taiwan phase 3 Hepatitis B trial during the first half of 1996, offset by increased preclinical development expenses associated with CPX. In general, the Company expects product research and development expenses to increase over the next several years and to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, entering into one or more corporate partnering arrangements, acquiring product rights, and expanding regulatory activities.

     Marketing expenses were approximately $4,144,000, $4,240,000, and $4,323,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The decrease in 1997 as compared to 1996 is due to decreased professional services and travel expenses partially offset by increased publications and promotional material expenses associated with the launch of ZADAXIN in its approved markets. The decrease in 1996 as compared to 1995 is primarily attributable to decreased payroll costs related to an executive officer who left the Company in 1995, offset by increased professional services, primarily consulting services expenses, regarding preparations for the launch of ZADAXIN in its approved markets in early 1997. The Company expects marketing expenses to increase significantly in the next several quarters and years as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.

     General and administrative expenses were approximately $3,662,000, $3,183,000, and $2,904,000 for the years ended December 31, 1997, 1996, and
1995, respectively. The increase in 1997 as compared to 1996 is due to increased general office expenses associated with increased rent and office relocation expenses and investment banking fees and fees for professional services, primarily legal and accounting fees, associated with the Company's adoption of a shareholder rights plan and proposed public offering. The increase in 1996 as compared to 1995 is primarily attributable to increased payroll costs offset by decreased expenses for professional services, primarily legal services and consulting fees. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities and resources to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     Net interest and investment income was approximately $1,218,000, $2,618,000, and $3,302,000 for the years ended December 31, 1997, 1996, and
1995, respectively. The decrease in 1997 as compared to 1996 and in 1996 as compared to 1995 resulted from decreased interest and investment income due to lower average invested cash balances.

  LIQUIDITY AND CAPITAL RESOURCES

     In April 1998, the Company received $4,000,000 (before deducting expenses) from the sale of 661,157 shares of Series C convertible preferred stock from a private placement. In March 1998, the Company also received approximately $754,000 from one of its executive officers as a partial payment of an outstanding loan. (See "Note 1" -- "Notes Receivable from Officers").

     In July 1997, the Company loaned Thomas E. Moore, former Chairman and one of the founders of the Company, $5.944 million secured by approximately 1.9 million shares of SciClone common stock owned by Mr. Moore. The loan carries interest at 7%. During the period Mr. Moore's loan is outstanding and immediately prior to the closing of any offering of the Company's common stock, the Company may convert the loan, in a non-cash exchange into Mr. Moore's SciClone common stock by retiring shares of his SciClone common stock at a fixed discount rate from the offering price. To date, the Company has not retired any of Mr. Moore's SciClone common stock. In connection with this transaction, Mr. Moore resigned from the Company. On December 31, 1997, the principal balance of the loan was $5.944 million and was classified as an offset to shareholders' equity.

     At December 31, 1997, and 1996, the Company had approximately $12,900,000, and $35,106,000, respectively, in cash, cash equivalents and marketable securities. The marketable securities consist primarily of highly liquid short-term and long-term investments.

     Net cash used by the Company in operating activities amounted to approximately $14,056,000, $14,641,000, and $17,098,000, for the years ended
December 31, 1997, 1996, and 1995, respectively. Net cash used in operating activities for the year ended December 31, 1997 is greater than the Company's net loss for such period primarily due to increases in accounts receivable associated with sales from the Company's launch of ZADAXIN in its approved markets and increases in payments to third parties for goods and services and to employees for compensation and benefits. These amounts were partially offset by non-cash charges associated with depreciation and amortization, decreases in prepayments of certain future expenses, and increases in amounts owed to third parties for clinical trials. Net cash used in operating activities for the year ended December 31, 1996 is less than the Company's net loss for such period primarily due to non-cash charges associated with depreciation of furniture and equipment and amortization of deferred compensation in addition to increases in amounts owed to third parties for goods and services. These amounts were partially offset by cash used for inventory purchases, increases in and prepayments of certain future period expenses and payments of amounts owed to third parties related to clinical trial expenses and compensation and benefits. Net cash used in operating activities for the year ended December 31, 1995 was greater than the Company's net loss for such period primarily due to cash used for inventory purchases, the prepayment of certain future period expenses and increases in accounts receivable. These cash uses were partially offset by increases in amounts owed to third parties for goods and services related to clinical trial expenses in addition to noncash charges associated with depreciation and amortization.

     Net cash provided by investing activities for the year ended December 31, 1997 primarily related to the net sale of approximately $21,335,000 in marketable securities offset by the purchase of approximately $404,000 in equipment and furniture. Net cash provided by investing activities for the year ended December 31, 1996 primarily related to the net sale of approximately $12,319,000 in marketable securities offset by the purchase of approximately $94,000 in equipment and furniture. Net cash provided by investing activities for the year ended December 31, 1995 primarily related to the net sale of approximately $14,729,000 in marketable securities offset by the purchase of approximately $204,000 in equipment and furniture.

     Net cash used in financing activities for the year ended December 31, 1997 consisted of approximately $4,267,000 related to Company's repurchase of its common stock under the Company's approved stock repurchase plan, the amounts loaned to Mr. Thomas E. Moore referred to above of $5,944,000 offset by approximately $2,313,000 in proceeds received from the issuance of common stock by the exercise of outstanding warrants and from the issuance of common stock under the Company's stock option plan and employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 1996 related to approximately $3,731,000 in proceeds received from the issuance of common stock under the Company's stock option plan offset by approximately $659,000 related to Company's repurchase of its common stock. Net cash used in financing activities for the year ended December 31, 1995 related to the Company's repurchase of approximately $1,925,000 of its common stock offset by approximately $192,000 in proceeds received from the issuance of common stock under the Company's stock option plan.

     Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations through 1998. In December 1997, the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed registered direct placement of its Common Stock but decided not to proceed with such offering due to market conditions and other factors. The Company subsequently concluded an offering of convertible preferred stock with proceeds of $4,000,000 (before deducting expenses) and is actively pursuing additional financings including a private placement of common stock and an equity line. The Company believes it will conclude one or more of such additional financings in the next three to six months although no assurance can be given that such financing will occur in the time frame expected by the Company, on terms favorable to the Company, or at all. The Company is considering corporate partnering and other opportunities to increase its capital resources and if one or more of such other opportunities occurred, the Company would consider accelerating drug development activities, including clinical trials. The Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. The Company continues to pursue corporate partnering and public and private financing alternatives. If the Company cannot eventually generate sufficient funds from operations, it will need to raise additional financing in the near future. There can be no assurance that such financing will be available on acceptable terms and on a timely basis, if at all.

  IMPACT OF THE YEAR 2000

     As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to accommodate only a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to accurately process. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Dependence on ZADAXIN and CPX. The Company's principal drug development efforts are currently focused primarily on ZADAXIN and CPX. Clinical trials of ZADAXIN sponsored by the Company and/or other parties are currently in progress or planned and favorable results from such trials will be necessary to gain regulatory approval in significant markets. Sales of ZADAXIN commenced in 1997 but are not material at this time. While ZADAXIN has been approved for commercial sale for treatment of hepatitis B in the People's Republic of China, Kuwait, Peru, the Philippines and Singapore, no assurance can be given that ZADAXIN approvals will be obtained in additional countries or for the treatment of additional indications, such as hepatitis C or cancer, in a timely fashion or at all. The Company's launch of ZADAXIN in the People's Republic of China, the Philippines and Singapore is the first commercial introduction of ZADAXIN by the Company, and no assurance can be given that commercialization of ZADAXIN will prove successful. The Company has not yet launched ZADAXIN in Argentina, Kuwait or Peru and no assurance can be given that future launch of ZADAXIN will prove successful. Future sales of ZADAXIN will depend on market acceptance and successful distribution. In particular, although the People's Republic of China has the highest hepatitis B prevalence rate in the world, the low average income and poorly developed distribution infrastructure present ongoing challenges to successful commercialization of ZADAXIN in that market. Because the Company currently relies on ZADAXIN as its sole source of revenue, the failure to demonstrate the drug's efficacy in future clinical trials, obtain additional marketing approvals or commercialize the drug successfully would have a material adverse effect on the Company.

     The Company may experience delays and encounter difficulties in clinical trials of CPX. In addition, there can be no assurance that any clinical trial will provide statistically significant evidence of the efficacy of CPX in treating CF. A failure to demonstrate the efficacy of CPX in a CF clinical trial, obtain regulatory approval of CPX for CF or successfully commercialize CPX would have a material adverse effect on the Company.

     No History of Significant Revenues; Continuing Operating Losses. The Company has only recently generated revenues from the commercialization of its products, and there is substantial uncertainty regarding the timing and amount of any future revenues and whether such future revenues will be material. The Company cannot predict when or if marketing approvals for CPX will be obtained or additional marketing approvals for ZADAXIN will be obtained. Even if such approvals are obtained, there can be no assurance that ZADAXIN and CPX will be commercialized successfully. The Company has experienced significant operating losses since its inception and, as of December 31, 1997, had an accumulated deficit of approximately $85.3 million. The Company expects its operating expenses to increase over the next several years as it expands its development, clinical testing and marketing capabilities. The Company's ability to achieve a profitable level of operations is dependent in large part on successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products, entering into a corporate partnering arrangement for pivotal phase 3 development of combination ZADAXIN plus interferon for hepatitis C in the U.S. and Europe, entering into other agreements for product development and commercialization, where appropriate, and continuing to expand from development into successful marketing. There can be no assurance that the Company will ever achieve a profitable level of operations.

     Future Capital Needs; Uncertainty of Additional Financing. The Company will need additional financing to support its long-term product development and commercialization programs. The Company's future capital requirements will depend on many factors, including progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, the nature of existing and future collaborative relationships, and the Company's ability to establish development, sales, manufacturing and marketing arrangements. No assurance can be given that adequate financing will be available to the Company on acceptable terms and on a timely basis, if at all.

     Dependence on Third Parties. The Company's strategy contemplates that it will enter into various arrangements with other entities. To date, the Company has acquired rights to ZADAXIN, CPX and certain other drugs but is only actively pursuing clinical development of ZADAXIN and CPX. Failure to license or otherwise acquire rights to additional drugs would result in a shortage of products for development. In addition, the Company has licensed exclusive rights to develop and market ZADAXIN in Japan to SPKK. SPKK has a substantial commitment to alpha interferon, which is an approved therapy for hepatitis B and hepatitis C in Japan. There can be no assurance that the relationship will prove successful or that the Company will be able to negotiate additional arrangements in the future. The amount and timing of resources that collaborators devote to their activities with the Company will not be within the control of the Company and may be affected by financial difficulties or other factors affecting these third parties. There can be no assurance that such parties will perform their obligations as expected. Moreover, the Company's ability to obtain regulatory approval in one country may be delayed or adversely affected by the timing of regulatory activities and approvals in one or more other countries, particularly if the Company does not participate in the regulatory approval process in such other countries. See "Business -- Manufacturing" and "-- Marketing and Sales."

     Foreign Sales and Operations. The Company's financial condition in the near term will be highly dependent on ZADAXIN sales in foreign jurisdictions, where sales and operations are subject to inherent risks, including difficulties and delays in obtaining pricing approvals and reimbursement, unexpected changes in regulatory requirements, tariffs and other barriers, political instability, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potential adverse tax consequences. Certain foreign countries regulate pricing of pharmaceuticals and such regulation may result in prices significantly below those that would prevail in a free market. The majority of the Company's current sales are to customers in the People's Republic of China where the Company's accounts receivable collections are typically 180 days or greater. Such collections to date have been slower than anticipated and the Company is currently monitoring the situation. If collection of outstanding accounts receivable does not continue to improve, it may become necessary to further increase the related allowances for bad debts or slow the rate of sales to this market.

     Patents and Proprietary Rights. Most European composition of matter patents for thymosin alpha 1 expired in October 1997. The Company will in the future have only limited composition of matter patents for thymosin alpha 1 or other products and this could adversely affect the Company's proprietary rights. However, the Company owns or has exclusive licenses for use and process patents or patent applications in the U.S. and other jurisdictions for thymosin alpha 1 and CPX and will seek to protect such products from competition through such patent protection and through other means. See "Business -- Patents and Proprietary Rights." The Company's success is significantly dependent on its ability to obtain patent protection for its products and technologies and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. No assurance can be given that the Company's pending patent applications will result in the issuance of patents or that any patents will provide competitive advantages or will not be invalidated or circumvented by its competitors. Moreover, no assurance can be given that patents are not issued to, or patent applications have not been filed by, other companies which would have an adverse effect on the Company's ability to use, manufacture or market its products or maintain its competitive position with respect to its products. Numerous patents and patent applications relating to thymosin alpha 1 are held under exclusive license and the breach by the Company of the terms of such license could result in the loss of the Company's rights to such patents and patent applications. Other companies obtaining patents claiming products or processes useful to the Company may bring infringement actions against the Company and such litigation is typically costly and time-consuming. As a result, the Company may be required to obtain licenses from others or not be able to use, manufacture or market its products. Such licenses may not be available on commercially reasonable terms, if at all.

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

     Pharmaceuticals are not patentable in certain countries in SciClone's ZADAXIN territory, or have only recently become patentable, and enforcement of intellectual property rights in many countries in such territory has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries in SciClone's ZADAXIN territory can be expected to be problematic or unpredictable. There can be no assurance that any patents issued or licensed to the Company will provide it with competitive advantages or will not be challenged by others. No assurance can be given that holders of patents licensed to the Company will file, prosecute, extend or maintain their patents in countries where the Company has rights. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around patents issued or licensed to the Company.

     Government Regulation and Product Approvals. The research, preclinical and clinical development, manufacturing, marketing and sales of pharmaceuticals, including ZADAXIN, CPX and the Company's other drug candidates, are subject to extensive regulation by governmental authorities. Products developed by the Company cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy and requires the expenditure of substantial resources. In some countries where the Company contemplates marketing ZADAXIN, the regulatory approval process for drugs not previously approved in countries that have established clinical trial review procedures is uncertain and this uncertainty may result in delays in granting regulatory approvals. In addition, in certain countries such as Japan, the process for obtaining regulatory approval is time consuming and costly because all clinical trials and most preclinical studies must be conducted there. The Company is currently sponsoring clinical trials and pursuing regulatory approvals of ZADAXIN in a number of countries and of CPX in the U.S., but there can be no assurance that the Company will be able to complete such trials, that such trials, if completed, will fulfill regulatory approval criteria or that the Company will ultimately obtain approvals in such countries. Adverse results in the Company's development programs also could result in the placement of restrictions on the use of ZADAXIN and CPX or revocation of the approval. The marketing approval for ZADAXIN in Singapore requires a patient surveillance program to continue study of the drug's safety and efficacy. Adverse results in such program could result in the placement of restrictions on the use of ZADAXIN or revocation of the approval in Singapore. Failure to comply with the applicable U.S. or foreign regulatory requirements can, among other things, result in Warning Letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. Further, additional government regulation may be established or imposed which could prevent or delay regulatory approval of ZADAXIN, CPX or any future products of the Company.

     Manufacturing. The Company has entered into contract manufacturing and supply agreements to source ZADAXIN and CPX. The Company has experienced delays of supply of thymosin alpha 1 bulk drug in the past and could do so again in the future. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. While the Company believes it has and will be able in the future to establish manufacturing relationships with experienced suppliers capable of meeting the Company's needs, there can be no assurance that the Company will establish long term manufacturing relationships with suppliers or that these suppliers will prove satisfactory. The Company currently has vialing and packaging supply agreements in effect and has a sufficient supply of finished thymosin alpha 1 for the near term and is currently negotiating a new vialing and packaging supply agreement. No assurances can be given that such new agreement will be reached. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials. Such interruptions could also delay commercialization of the Company's products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company. See "Business -- Manufacturing."

     Marketing and Sales. The Company has established distribution arrangements with local pharmaceutical distribution companies covering 31 countries, in Asia, Latin America and the Middle East. However, no assurance can be given that any such distribution arrangements will remain in place or prove successful. See "Business -- Marketing and Sales."

     Technological Change and Competition. Rapid technological development may result in the Company's products becoming obsolete before they are marketed or before the Company recovers a significant portion of the related development and commercialization expenses. Competition in the pharmaceutical field is intense and the Company expects that competition will increase. The Company's competitors include major pharmaceutical companies, biotechnology firms and universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of products in the therapeutic areas being pursued by the Company. Many of these companies and institutions have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than the Company and extensive experience in undertaking clinical testing and obtaining regulatory approvals necessary to market drugs. Principal competitive factors in the pharmaceutical field include efficacy, safety, and therapeutic regimen. Where comparable products are marketed by other companies price is also a competitive factor.

     Uncertainty of Third Party Reimbursement; Resources of Patient
Populations. The Company's ability to successfully commercialize its products may depend in part on the extent to which reimbursement for the cost of such products will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products and there can be no assurance that third party reimbursement will be available for therapeutic products the Company might develop. In many of the foreign countries in which the Company intends to operate, reimbursement of ZADAXIN under government or private health insurance programs will not be available. In the U.S., health care reform is an area of increasing national attention and a priority of many governmental officials. Certain reform proposals, if adopted, could impose limitations on the prices the Company will be able to charge in the U.S. for its products or the amount of reimbursement for the Company's products from governmental agencies or third party payors. In many countries where the Company has marketing rights for ZADAXIN, government resources and per capita income levels may be so low that the Company's products will be prohibitively expensive for a large percentage of the population. In such countries, there can be no assurance that the Company will be successful in marketing its products on economically favorable terms, if at all.

     Dependence on Qualified Personnel and Key Individuals. Because of the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to continue to attract and retain qualified management, scientific and technical personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. In addition, many key responsibilities within the Company have been assigned to a relatively small number of individuals. Loss of the services of any of these individuals unless they were promptly replaced could be significantly detrimental to the Company's development. The Company does not maintain key person life insurance on the lives of any of its key personnel.

     Product Liability; Absence of Insurance. The Company's business will expose it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products, and there can be no assurance that product liability claims will not be asserted against the Company. Product liability insurance for the pharmaceutical industry generally is expensive to the extent that it is available at all. The Company has product liability insurance coverage for clinical trials and commercial sales. However, there can be no assurance that a product liability claim would not adversely affect the business or financial condition of the Company.

     Blank Check Preferred Stock. The Company recently issued shares of Series C Preferred Stock in a $4,000,000 financing. (See "Business -- Recent Developments"). The Company's Board of Directors has the authority to issue additional series of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the Company's shareholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

     Series C Preferred Stock. Under certain conditions, each share of the Company's outstanding Series C Preferred Stock may convert into more than one share of Common Stock. If such events were to occur, the conversion of the Preferred Stock could have a dilutive effect on the common shareholders. (See "Business -- Recent Developments.")

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         SCICLONE PHARMACEUTICALS, INC.

           FINANCIAL STATEMENTS AT DECEMBER 31, 1997 AND 1996 AND FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995.

                         SCICLONE PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,    DECEMBER 31,
                                                                   1997            1996
                                                               ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  3,619,100    $  4,642,590
  Short-term investments....................................      3,866,007       5,205,529
  Accounts receivable, net of allowances of $250,000 in 1997
     and $7,000 in 1996.....................................      1,024,802         245,078
  Inventory.................................................      2,046,218       2,608,877
  Prepaid expenses and other current assets.................        332,193       1,783,778
                                                               ------------    ------------
Total current assets........................................     10,888,320      14,485,852
Property and equipment, net.................................        525,077         299,405
Long-term investments.......................................      5,415,358      25,257,589
Notes receivable from officers..............................      2,326,851       2,648,292
Other assets................................................         39,899          36,549
                                                               ------------    ------------
Total assets................................................   $ 19,195,505    $ 42,727,687
                                                               ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    562,730    $    639,392
  Accrued compensation and employee benefits................        758,955         817,774
  Accrued clinical trials expense...........................      1,210,164         964,331
  Accrued professional fees.................................        413,000       1,989,000
  Other accrued expenses....................................        526,999         851,562
                                                               ------------    ------------
Total current liabilities...................................      3,471,848       5,262,059
Commitments and contingencies (Note 7)
Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........             --              --
  Common stock, no par value; 75,000,000 shares authorized;
     17,343,358 and 17,532,195 shares issued and
     outstanding............................................    107,033,516     108,988,019
  Note receivable from former officer.......................     (5,944,000)             --
  Net unrealized loss on available-for-sale securities......        (17,588)       (171,125)
  Accumulated deficit.......................................    (85,348,271)    (71,351,266)
                                                               ------------    ------------
Total shareholders' equity..................................     15,723,657      37,465,628
                                                               ------------    ------------
Total liabilities and shareholders' equity..................   $ 19,195,505    $ 42,727,687
                                                               ============    ============

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Product sales..................................    $  2,223,052    $    703,082    $    273,353
Cost of product sales..........................         989,792         740,494         737,460
                                                   ------------    ------------    ------------
Gross margin...................................       1,233,260         (37,412)       (464,107)
Operating expenses:
  Research and development.....................       8,642,137       9,903,536      10,386,312
  Marketing....................................       4,144,499       4,240,208       4,323,327
  General and administrative...................       3,662,441       3,182,972       2,903,991
                                                   ------------    ------------    ------------
Total operating expenses.......................      16,449,077      17,326,716      17,613,630
                                                   ------------    ------------    ------------
Loss from operations...........................     (15,215,817)    (17,364,128)    (18,077,737)
Interest and investment income, net............       1,218,812       2,618,381       3,302,307
                                                   ------------    ------------    ------------
Net loss.......................................    $(13,997,005)   $(14,745,747)   $(14,775,430)
                                                   ============    ============    ============
Basic net loss per share.......................    $      (0.85)   $      (0.85)   $      (0.88)
                                                   ============    ============    ============
Weighted average shares used in computing basic
  net loss per share amounts...................      16,472,765      17,421,312      16,881,652

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                         NET UNREALIZED
                                                              NOTE       GAIN (LOSS) ON
                                     COMMON STOCK          RECEIVABLE    AVAILABLE-FOR-
                               -------------------------   FROM FORMER        SALE         ACCUMULATED      DEFERRED
                                 SHARES        AMOUNT        OFFICER       SECURITIES        DEFICIT      COMPENSATION
                               ----------   ------------   -----------   ---------------   ------------   ------------
Balance at December 31,
  1994......................   17,086,780   $107,648,758   $       --      $(2,304,989)    $(41,830,089)  $  (759,649)
  Issuance of common stock
    from exercise of stock
    options.................       66,477        191,686           --               --              --             --
  Repurchase of common
    stock...................     (346,000)    (1,924,896)          --               --              --             --
  Amortization of deferred
    compensation                       --             --           --               --              --        554,796
  Net unrealized gain on
    available-for-sale
    securities..............           --             --           --        2,755,075              --             --
  Net loss..................           --             --           --               --     (14,775,430)            --
                               ----------   ------------   -----------     -----------     ------------   -----------
Balance at December 31,
  1995......................   16,807,257    105,915,548           --          450,086     (56,605,519)      (204,853)
  Issuance of common stock
    from exercise of stock
    options and warrants and
    employee stock purchase
    plan....................      802,938      3,731,284           --               --              --             --
  Repurchase of common
    stock...................      (78,000)      (658,813)          --               --              --             --
  Amortization of deferred
    compensation............           --             --           --               --              --        204,853
Net unrealized loss on
  available-for-sale
  securities................           --             --           --         (621,211)             --             --
  Net loss..................           --             --           --               --     (14,745,747)            --
                               ----------   ------------   -----------     -----------     ------------   -----------
Balance at December 31,
  1996......................   17,532,195    108,988,019           --         (171,125)    (71,351,266)            --
  Issuance of common stock
    from exercise of stock
    options and warrants and
    employee stock purchase
    plan....................      495,663      2,312,746           --               --              --             --
  Repurchase of common
    stock...................     (684,500)    (4,267,249)          --               --              --             --
  Note receivable from
    former officer..........                               (5,944,000)              --              --             --
  Net unrealized gain on
    available-for-sale
    securities..............           --             --           --          153,537              --             --
  Net loss..................           --             --           --               --     (13,997,005)            --
                               ----------   ------------   -----------     -----------     ------------   -----------
Balance at December 31,
  1997......................   17,343,358   $107,033,516   $(5,944,000)    $   (17,588)    $(85,348,271)  $        --
                               ==========   ============   ===========     ===========     ============   ===========


                                  TOTAL
                              SHAREHOLDERS'
                                 EQUITY
                              -------------
Balance at December 31,
  1994......................  $ 62,754,031
  Issuance of common stock
    from exercise of stock
    options.................       191,686
  Repurchase of common
    stock...................    (1,924,896)
  Amortization of deferred
    compensation                   554,796
  Net unrealized gain on
    available-for-sale
    securities..............     2,755,075
  Net loss..................   (14,775,430)
                              ------------
Balance at December 31,
  1995......................    49,555,262
  Issuance of common stock
    from exercise of stock
    options and warrants and
    employee stock purchase
    plan....................     3,731,284
  Repurchase of common
    stock...................      (658,813)
  Amortization of deferred
    compensation............       204,853
Net unrealized loss on
  available-for-sale
  securities................      (621,211)
  Net loss..................   (14,745,747)
                              ------------
Balance at December 31,
  1996......................    37,465,628
  Issuance of common stock
    from exercise of stock
    options and warrants and
    employee stock purchase
    plan....................     2,312,746
  Repurchase of common
    stock...................    (4,267,249)
  Note receivable from
    former officer..........    (5,944,000)
  Net unrealized gain on
    available-for-sale
    securities..............       153,537
  Net loss..................   (13,997,005)
                              ------------
Balance at December 31,
  1997......................  $ 15,723,657
                              ============

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
Net loss.......................................    $(13,997,005)   $(14,745,747)   $(14,775,430)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization................         178,484         313,560         713,343
  Changes in operating assets and liabilities:
     Prepaid expenses and other assets.........       1,769,676        (490,243)     (1,924,132)
     Accounts receivable.......................        (779,724)       (136,668)       (108,410)
     Inventory.................................         562,659        (248,398)     (1,340,190)
     Accounts payable and other accrued
       expenses................................        (401,225)        802,066          64,276
     Accrued clinical trials expense...........         245,833      (1,090,410)        238,437
     Accrued professional fees.................      (1,576,000)      1,224,000         (10,000)
     Accrued compensation and benefits.........         (58,819)       (269,130)         43,858
                                                   ------------    ------------    ------------
Net cash used in operating activities               (14,056,121)    (14,640,970)    (17,098,248)
                                                   ------------    ------------    ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment...........        (404,156)        (94,409)       (204,077)
  Sale of marketable securities, net...........      21,335,290      12,319,191      14,728,955
                                                   ------------    ------------    ------------
Net cash provided by investing activities......      20,931,134      12,224,782      14,524,878
                                                   ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
     net.......................................       2,312,746       3,731,284         191,686
  Notes receivable from former officer.........      (5,944,000)             --              --
  Repurchase of common stock...................      (4,267,249)       (658,813)     (1,924,897)
                                                   ------------    ------------    ------------
Net cash (used in) provided by financing
  activities...................................      (7,898,503)      3,072,471      (1,733,211)
                                                   ------------    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents..................................      (1,023,490)        656,283      (4,306,581)
Cash and cash equivalents, beginning of
  period.......................................       4,642,590       3,986,307       8,292,888
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of period.......    $  3,619,100    $  4,642,590    $  3,986,307
                                                   ============    ============    ============

                See notes to consolidated financial statements.

                         SCICLONE PHARMACEUTICALS, INC.
                        NOTES TO CONSOLIDATED FINANCIALS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     SciClone Pharmaceuticals, Inc. ("SciClone" or the "Company") is an international biopharmaceutical company that acquires, develops and commercializes specialist-oriented proprietary drugs for treating chronic and life-threatening diseases, including hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Currently, the Company has two products in clinical development, ZADAXIN for hepatitis B, hepatitis C, cancer and immune system disorders, and CPX for cystic fibrosis. The Company has other drug candidates in preclinical development. To date, the Company's principal focus has been the development and commercialization of ZADAXIN and the development of CPX.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The principal office of the Company's subsidiary is located in Hong Kong. All significant intercompany accounts and transactions have been eliminated

  Use of Estimates

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

     The Company has classified its entire investments portfolio as available-for-sale and records these investments at fair value, as determined by available market information, on the balance sheet. The portfolio primarily consists of U.S. Government securities and short-term and long-term debt instruments. Unrealized holding gains or losses are carried as a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income along with interest earned. Realized gains or losses, and declines in value judged to be other than temporary are also included in investment income. Management believes the credit risk associated with these investments is limited due to the nature of investments.

     For the year ended December 31, 1997, net unrealized gains of approximately $154,000 were charged to shareholders' equity, leaving a balance at December 31, 1997 of approximately $18,000 of net unrealized losses. For the year ended December 31, 1996, net unrealized losses of approximately $621,000 were charged to shareholders' equity, leaving a balance at December 31, 1996 of approximately $171,000 of net unrealized losses.

  Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (three to five years) on the straight-line basis.

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)

  Notes Receivable from Officers

     In August 1996, the Company extended a loan to one of its executive officers with an aggregate principal amount of $1,000,000 to be used to finance the purchase of his primary residence. The loan is secured by a first deed of trust on the property, bears interest at 8% per annum and is payable in July 2000.

     In June 1995, the Company extended a loan to one of its executive officers with an aggregate principal amount of $1,365,000 to be used to finance the purchase and renovation of his primary residence. The loan is secured by a first deed of trust on the property and 20,000 shares of SciClone Common Stock owned by the executive officer, bears interest at 7.5% per annum and is payable in July 2000.

     In July 1995, the Company extended a loan to one of its former board members and former executive officers in the principal amount of $95,000 which carries an interest rate of 7.375%. In December 1995, the Company extended an additional loan to this individual in the principal amount of $600,000, which carries an interest rate of 7.50%. The loans were due and payable in December 1997 after which they became subject to an additional 3.5% accelerated interest. The loans are secured by a second deed of trust on residential property owned by this individual. At December 31, 1997, these loans have not been repaid. The Company expects the loans to be repaid, both principal and accrued interest, in 1998.

     At December 31, 1997 and 1996, the fair value of the notes receivable from officers was $2,320,000 and $2,710,000 respectively. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

  Foreign Currency Translation

     The Company has determined the U.S. dollar to be the functional currency for its wholly owned subsidiaries. Adjustments resulting from translation are included in results of operations and have not been significant.

  Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment.

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

  Retirement Benefits

     The Company has a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 20% of the employee contributions, up to 6% of the employee's salary. Company contributions, which can be terminated at the Company's discretion, were $26,000, $25,000, and $24,000 for the years ended December 31, 1997, 1996, and
1995, respectively. The plan commenced on January 1, 1991.

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)

  Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares are different than what was disclosed in a prior press release due to the exclusion of shares held as collateral against a former officer's loan (see Note 8). Diluted net loss per share has not been presented as the result would be antidilutive given the Company's history of net losses.

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,058,734, 2,991,260, 3,026,392 shares in 1997,
1996 and 1995, respectively, related to outstanding options and warrants not included in the calculation of basic net loss per share.

  Accounting for Employee Stock-Based Compensation

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

  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which require additional disclosures to be adopted beginning in the first quarter of 1998 and on December 31, 1998, respectively. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact if any, of SFAS 130 and SFAS 131 on its future financial statement disclosures, but does not believe the additional disclosure will be material to the financial statements.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

  Impact of the Year 2000

     As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to accommodate only a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to accurately process. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)

NOTE 2 -- INVESTMENTS

     The following is a summary of available-for-sale securities:

                                                         AVAILABLE-FOR-SALE SECURITIES
                                              ---------------------------------------------------
                                                              GROSS        GROSS       ESTIMATED
                                               AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                 COST         GAINS        LOSSES        VALUE
                                              -----------   ----------   ----------   -----------
DECEMBER 31, 1997:
  U.S. government & agency obligations......  $ 3,873,492    $17,045     $   (3,509)  $ 3,887,028
  Corporate obligations.....................    5,356,643      6,612        (39,751)    5,323,504
  Corporate equity securities...............      100,000      8,333        (37,500)       70,833
                                              -----------    -------     ----------   -----------
                                              $ 9,330,135    $31,990     $  (80,760)  $ 9,281,365
                                              ===========    =======     ==========   ===========
DECEMBER 31, 1996:
  U.S. government & agency obligations......  $21,974,342    $37,048     $ (158,340)  $21,853,050
  Corporate obligations.....................    8,459,901     10,882        (23,535)    8,447,248
  Corporate equity securities...............      200,000     12,820        (50,000)      162,820
                                              -----------    -------     ----------   -----------
                                              $30,634,243    $60,750     $ (231,875)  $30,463,118
                                              ===========    =======     ==========   ===========

     The amortized cost and estimated fair value of debt and investments at December 31, 1997 by contractual maturity are shown below.

                                                                    ESTIMATED
                                                      AMORTIZED        FAIR
                                                         COST         VALUE
                                                      ----------    ----------
Due in one year or less...........................    $3,813,655    $3,795,174
Due after one year through three years............     5,416,480     5,415,358
                                                      ----------    ----------
                                                       9,230,135     9,210,532
Corporate equity securities.......................       100,000        70,833
                                                      ----------    ----------
                                                      $9,330,135    $9,281,365
                                                      ==========    ==========

NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Raw materials.....................................    $1,568,071    $1,545,923
Finished goods....................................       478,147     1,062,954
                                                      ----------    ----------
                                                      $2,046,218    $2,608,877
                                                      ==========    ==========

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Office furniture and fixtures........................    $300,469    $279,369
Office equipment.....................................     798,629     619,709
Leasehold improvements...............................     204,136          --
                                                         --------    --------
                                                         1,303,234    899,078
Less accumulated depreciation........................     778,157     599,673
                                                         --------    --------
Net property and equipment...........................    $525,077    $299,405
                                                         ========    ========

NOTE 5 -- LICENSE AGREEMENTS

     Pursuant to its 1994 license agreement with Alpha 1 Biomedicals, Inc. ("A1B"), the Company obtained worldwide marketing, development and manufacturing rights to thymosin alpha 1, with the exception of Italy, Spain and Portugal. In April 1997, SciClone entered into an arrangement with A1B to administer the sublicense activities of the A1B licensee for Italy, Spain and Portugal. Under this 1997 agreement, the Company also acquired control of A1B's patent portfolio for thymosin alpha 1. In December 1997, SciClone and A1B entered into an Asset Purchase Agreement pursuant to which the Company will acquire A1B's worldwide rights to thymosin alpha 1, which rights A1B licensed from Hoffmann-LaRoche, Inc. and F. Hoffmann-LaRoche AG (collectively, "Roche"), and eliminated the Company's and its current and future sublicensee's royalty obligations to A1B with respect to future sales of thymosin alpha 1. The Company has agreed in its Asset Purchase Agreement to issue up to 600,000 shares of common stock and make loans up to an aggregate amount of $280,000 to A1B in exchange for the assets described above. The Agreement is subject to approval by A1B's stockholders at A1B's 1998 Annual Meeting of Stockholders and receipt of consents from Roche.

     In October 1996, the Company entered into an expanded and amended license and supply agreement with Schering-Plough K.K. ("SPKK"), giving SPKK exclusive development and marketing rights to ZADAXIN in Japan. Under the amended agreement, the Company expects SPKK to continue development of ZADAXIN monotherapy for the treatment of hepatitis B and hepatitis C and to initiate investigation of the combination ZADAXIN plus SPKK's INTRON(R) A (interferon alfa-2b) for the treatment of hepatitis C, with the parties sharing certain development expenses. SPKK will undertake the development, registration and marketing of ZADAXIN in Japan. Contingent upon product approval, SciClone will receive milestone payments. To date, there has been no license fee revenue recognized by the Company.

     In April 1996, the Company acquired an exclusive license to CPX, a synthetic compound, from the National Institutes of Health ("NIH"). The NIH developed CPX as a potential treatment for cystic fibrosis. Under this license agreement, the Company is obligated to pay the NIH a minimum annual royalty payment and, upon product approval, will receive a milestone payment in addition to royalties based on a percentage of CPX net sales revenue.

     In December 1994, the Company acquired the rights to develop, manufacture, and commercialize thymosin alpha 1 in South Korea from a pharmaceutical company.

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)

NOTE 6 -- INCOME TAXES

     The domestic and foreign components of loss before income tax are as follows:

                                       1997            1996            1995
                                   ------------    ------------    ------------
Domestic.......................    $ (8,515,547)   $ (6,125,896)   $ (5,675,924)
Foreign........................      (5,481,458)     (8,610,042)     (9,099,506)
                                   ------------    ------------    ------------
Loss before income tax.........    $(13,997,005)   $(14,735,938)   $(14,775,430)
                                   ============    ============    ============

     The significant components of the Company's deferred tax assets and liabilities at December 31, 1997, 1996 and 1995 are as follows:

                                                1997            1996           1995
                                            ------------    ------------    -----------
ASSETS
Net operating loss carryforwards........    $ 12,640,000    $  9,854,000    $ 6,231,000
Other, net..............................       2,500,000       1,795,000        277,000
                                            ------------    ------------    -----------
Gross deferred tax assets...............      15,140,000      11,649,000      6,508,000
Valuation allowance.....................     (15,070,000)    (11,426,000)    (6,308,000)
                                            ------------    ------------    -----------
Total deferred tax asset................    $     70,000    $    223,000    $   200,000
                                            ------------    ------------    -----------
LIABILITIES
Net unrealized gains on
  available-for-sale securities.........    $         --    $         --    $   200,000
Other...................................          70,000         223,000             --
                                            ------------    ------------    -----------
Total deferred tax liability............          70,000         223,000        200,000
                                            ------------    ------------    -----------
Net deferred tax assets.................    $         --    $         --    $        --
                                            ============    ============    ===========

     Deferred tax assets relating to net operating loss carryforwards as of December 31, 1997 and 1996 include $3,400,000 and $3,300,000, respectively, associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to shareholders' equity.

     At December 31, 1997, the Company had net operating loss carryforwards for U.S. tax purposes totaling approximately $34,000,000, expiring in 2006-2012, and approximately $10,000,000 in state net operating losses expiring in 1998-2002. The difference between the current year's loss for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by the Company's foreign subsidiaries.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, utilization of net operating loss carryforwards may be limited against taxable income in future periods.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases its main office facility under a non-cancelable lease agreement which expires in April 2000. The lease is for a period of five years and requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad under non-cancelable lease agreements, expiring in 2002. Rental expense in 1997, 1996, and 1995 was $462,000, $397,000, and $391,000 respectively. Minimum future rental commitments amount to $494,000 in 1998, $509,000 in 1999, $147,000 in
2000, $139,000 in 2001 and $145,000 in 2002.

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)

  Royalties

     Under the April 1996 CPX license agreement with the NIH, the Company is obligated to pay the NIH a minimum annual royalty and, upon commercialization of CPX, will be obligated to pay a royalty based on a percentage of CPX net sales revenue. During 1997, the Company paid $10,000 related to the minimum annual royalty. No royalties were paid in 1996.

     In October 1992, the Company amended its services agreement with a Japanese trading company. Upon receipt by SciClone of any revenues in Japan for ZADAXIN, the Japanese trading company will receive a royalty as a percentage of such revenues for a specified period of time. To date, no royalty amounts have been paid or are due the Japanese trading company with respect to this agreement.

NOTE 8 -- SHAREHOLDERS' EQUITY

  Common Stock and Warrants

     In January 1994, the Company sold 2,000,000 shares of common stock in an underwritten public offering at $23.25 per share. The Company received approximately $43,600,000 in net proceeds from the offering.

     In conjunction with its initial public offering ("IPO"), the Company granted its IPO investment banker warrants to purchase 300,000 shares of common stock and 300,000 non-redeemable warrants. The warrants were exerciseable during the four-year period ending March 16, 1997. The exercise price of the 300,000 shares of common stock was $6.00 per share and the non-redeemable warrants was at $0.33 per warrant. The non-redeemable warrants were further exerciseable into one common share at $15.55 per share. In March 1997, 164,995 warrants exerciseable at $6.00 per share remained outstanding and were exercised by the Company's IPO investment banker resulting in proceeds of approximately $990,000. In exchange for exercising the outstanding warrants at $6.00 per share, the Company lowered the exercise price of the non-redeemable warrants from $15.55 per share to $4.00 per share. In October 1997, 300,000 warrants were exercised at $4.00 per share by the Company's IPO investment banker resulting in proceeds of approximately $1,200,000.

     In July 1997, the Company loaned to one of its former board members and former executive officers $5.944 million secured by approximately 1.9 million shares of the Company's common stock owned by this individual. The loan carries interest at 7%. During the period this loan is outstanding and immediately prior to the closing of any offering of the Company's common stock, the Company may convert the loan in a non-cash exchange into this individual's SciClone common stock by retiring his SciClone common stock at a fixed discount rate from the offering price. To date, the Company has not retired any of this individual's SciClone common stock. On December 31, 1997, the balance of the loan was $5.944 million and was classified as an offset to shareholders' equity.

  Repurchase of Common Stock

     In 1995 and 1994, the Company's Board of Directors authorized the repurchase of up to 1.0 million and 1.5 million shares of the Company's common stock, respectively. In the year ended December 31, 1997, 1996, and 1995, the Company repurchased 684,500, 78,000, and 346,000 shares of its common stock for an aggregate cost of $4,267,000, $659,000, and $1,925,000, respectively.

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

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)

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

     In July 1996, the Board of Directors and shareholders of the Company approved the 1996 Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares for issuance thereunder. All full-time employees are eligible to participate in the ESPP. Under the terms of the ESPP, employees can choose to have up to 15% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is the lower of 85% of the fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. Under the ESPP, the Company sold 20,432 and 5,675 shares to employees in 1997 and 1996, respectively.

     The following table summarizes the stock option activity under the 1991, 1992 and 1995 plans and the Nonemployee Director Plan:

                                                                                      WEIGHTED AVERAGE
                                                  SHARES AVAILABLE    SHARES UNDER    EXERCISE PRICE OF
                                                     FOR GRANT           OPTION       SHARES UNDER PLAN
                                                  ----------------    ------------    -----------------
BALANCE AT DECEMBER 31, 1994..................         801,212         2,225,337            $5.81
  1995 Plan shares reserved...................       1,250,000                --               --
  Nonemployee Director Plan shares reserved...         250,000                --               --
  Options canceled............................          63,963           (63,963)            5.93
  Options granted.............................        (436,500)          436,500             5.68
  Options exercised...........................                           (66,477)            2.88
                                                     ---------         ---------
BALANCE AT DECEMBER 31, 1995..................       1,928,675         2,531,397             5.86
  Options canceled............................         107,357          (107,357)            7.97
  Options granted.............................        (901,850)          901,850             5.73
  Options exercised...........................                          (799,625)            4.66
                                                     ---------         ---------
BALANCE AT DECEMBER 31, 1996..................       1,134,182         2,526,265             6.11
  Options canceled............................         232,595          (232,595)            7.03
  Options granted.............................        (775,300)          775,300             5.12
  Options exercised...........................              --           (10,236)            3.14
                                                     ---------         ---------
BALANCE AT DECEMBER 31, 1997..................         591,477         3,058,734            $5.80
                                                     =========         =========

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 1997:

                                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                    ------------------------------------------   ----------------------------
                                                   WEIGHTED
                                                    AVERAGE        WEIGHTED                       WEIGHTED
                                                   REMAINING       AVERAGE                        AVERAGE
                                      NUMBER      CONTRACTUAL      EXERCISE        NUMBER         EXERCISE
    RANGE OF EXERCISE PRICES        OUTSTANDING      LIFE           PRICE        EXERCISABLE       PRICE
    ------------------------        -----------   -----------   --------------   -----------   --------------
0.30 - $ 0.30....................       14,000       3.75           $ 0.30           14,000        $ 0.30
3.00 - $ 4.38....................      381,578       5.12             3.50          355,161          3.46
4.80 - $ 7.25....................    2,314,531       8.08             5.49        1,145,190          5.72
7.59 - $12.50....................      348,625       6.42            10.57          297,975         10.82
                                     ---------                                    ---------
                                     3,058,734       7.50           $ 5.80        1,812,326        $ 6.07
                                     =========                                    =========

     As permitted by SFAS 123, the Company applies APB 25 and related Interpretations in accounting for its stock award plans and accordingly, does not recognize compensation expense for awards which have an exercise price equal to the fair value of the Company's common stock on the date of the grant.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates of 6.16%, 5.14% and 6.81%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's stock of .83 for 1997 and .84 for 1996 and 1995; and a weighted average expected life of the option of 4.31 years for 1997 and 4.37 years for 1996 and 1995. The fair value for the employee stock purchases was also estimated using the Black-Scholes model with the following assumptions for 1997 and 1996: risk-free interest rate of 5.23% and 5.3% respectively; dividend yield of 0%; expected volatility of .74 and .84 respectively, and expected life of .25 years.

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

     The Company recorded deferred compensation of approximately $2.4 million related to 1992 stock option grants. The deferred compensation is amortized over the vesting period, which ranged from two to five years. For the years ended December 31, 1996, and 1995, approximately $205,000 and $555,000, of deferred compensation related to stock option grants was charged to compensation expense, respectively. There was no deferred compensation charged to compensation expense for the year ended December 31, 1997.

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)

     Had compensation expense for the Company's option and employee purchase plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                       1997            1996            1995
                                   ------------    ------------    ------------
Net loss -- as reported........    $(13,997,000)   $(14,746,000)   $(14,775,000)
                                   ============    ============    ============
Net loss -- pro forma..........    $(15,726,000)   $(15,821,000)   $(14,643,000)
                                   ============    ============    ============
Net loss per share -- as
  reported.....................    $      (0.85)   $      (0.85)   $      (0.88)
                                   ============    ============    ============
Net loss per share -- pro
  forma........................    $      (0.95)   $      (0.91)   $      (0.87)
                                   ============    ============    ============

     The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1997 reflects compensation expense for three years' vesting while the year ended December 31, 1998 will reflect compensation expense for four years' vesting of outstanding stock awards.

NOTE 9 -- SIGNIFICANT GEOGRAPHIC INFORMATION

     Approximate foreign sources of revenues were as follows:

                                                 1997        1996       1994
                                              ----------   --------   --------
Asia.......................................   $2,131,000   $636,000   $239,000
Other......................................       92,000     67,000     34,000

     For the year ended December 31, 1997, one customer in China accounted for 66% of the Company's product sales. Such customer represents 86% of the accounts receivable balance at December 31, 1997.

NOTE 10 -- SUBSEQUENT EVENTS

     In March 1998, the Company received $754,000 from one of its executive officers as a partial payment of a $1,000,000 loan. This payment reduced the loan to $236,500 including accrued interest. (See "Note 1 -- Notes Receivable from Officers.")

     In April 1998, the Company sold 661,157 shares of Series C convertible preferred stock at $6.05 per share and received approximately $4,000,000 from the offering (before deducting expenses). The preferred stock is convertible into common stock on a scheduled basis over the next five years at prices based on the market price of the common stock during a pricing period preceding conversion. In conjunction with the offering, the Company granted to the investor warrants to purchase 100,000 shares of common stock. These warrants are exercisable during the five year period ending March 2003 at an exercise price of $5.67 per share. (See "Business -- Recent Developments.")

                         SCICLONE PHARMACEUTICALS, INC.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SciClone Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
January 16, 1998, except Note 10 as to
which date is April 2, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, their ages as of February 28, 1997, and certain other information about them are set forth below:

                NAME                    AGE                  POSITION
                ----                    ---                  --------
Donald R. Sellers...................    53     President, Chief Executive Officer
                                               and Director
Alfred R. Rudolph, M.D..............    50     Chief Operating Officer
Shawn K. Singh, J.D.................    34     Senior Vice President and Assistant
                                               Secretary
David A. Karlin, M.D................    54     Vice President and Medical Director
Mark A. Culhane.....................    38     Vice President, Finance and
                                               Administration, Chief Financial
                                               Officer and Secretary
Jere E. Goyan, Ph.D.................    67     Chairman of the Board of Directors
John D. Baxter, M.D.................    57     Director
Edwin C. Cadman, M.D................    52     Director
Rolf H. Henel.......................    60...  Director

     Donald R. Sellers has served as the Company's Chief Executive Officer since April 1996 and as President and Director since January 1996. From May 1993 to present, he has also served as Managing Director, SciClone Pharmaceuticals International Ltd., the international arm of the Company. From 1990 to 1993, Mr. Sellers was Corporate Vice President of Getz Bros., a U.S.-based international trading company, as well as President of one of their Japanese operations. From 1983 to 1990, Mr. Sellers was employed by Sterling Drug International, initially as Vice President of Marketing and Operations in Asia and later as President of their Latin American Andina Group. Mr. Sellers began his pharmaceutical career in 1973 with Pfizer as Country Manager, Vietnam and Hong Kong, and he later worked with the Revlon Healthcare Group as Director of Worldwide Exports and Pacific Area Director.

     Alfred R. Rudolph, M.D. joined the Company in April 1997 as Chief Technical Officer and was promoted to Chief Operating Officer in August 1997. From January 1995 to September 1995, Dr. Rudolph was President and Chief Operating Officer of Neptune Pharmaceuticals, Inc., a marine-based natural product screening company. Dr. Rudolph was Senior Vice President of T Cell Sciences, Inc., a biotechnology company, from December 1991 to September 1994 and was Vice President, Medical Affairs from March 1990 to December 1991.

     Shawn K. Singh, J.D. has served as the Company's Senior Vice President and Assistant Secretary since January 1998. From October 1997 to January 1998, Mr. Singh was SciClone's Vice President of Corporate Development and Communications. From August 1995 to October 1997, Mr. Singh served as the Company's Vice President of Business Development. He joined SciClone in November 1993 as Director of Business Development. Prior to SciClone, Mr. Singh specialized in corporate finance, licensing and acquisitions in the Silicon Valley office of Morrison & Foerster, an international law firm. Mr. Singh is a member of the California State Bar.

     David A. Karlin, M.D. has served as a Company Vice President since July 1996 and as a Medical Director since June 1995. Dr. Karlin joined SciClone with oncology, gastroenterology, antiemetic and analgesic drug development experience. Prior to SciClone, Dr. Karlin spent nine years in various roles at Syntex Corporation ("Syntex"). These included the positions of Director of Medical Research and Clinical Program Team Leader for Syntex Development Research, Senior Clinical Research Physician for Syntex Medical Research Europe, Associate Medical Director and Head, Gastroenterology and Anti-Ulcer Therapy Department for Institute of Clinical Medicine, Syntex. Before Syntex, Dr. Karlin spent ten years in academia as Associate Professor, Department of Medicine/Section of Gastroenterology at the Temple University

School of Medicine in Philadelphia, Assistant Professor, Department of Medicine/Gastroenterology Section at the University of Texas M.D. Anderson Hospital and Tumor Institute and Instructor, Department of Medicine/Gastroenterology Section the University of Chicago. Dr. Karlin held the position of Major USA MC for Department of Medicine Staff Gastroenterology Service and Staff Hematology Oncology Service at the University of Chicago, residency training in Internal Medicine at the University of Michigan and fellowship training in Gastroenterology/GI Oncology at the University of Chicago.

     Mark A. Culhane, currently on an unpaid leave of absence, has been the Company's Vice President, Finance and Administration and Chief Financial Officer since May 1994 and its Secretary since November 1993. From June 1992 to May 1994, Mr. Culhane served in other financial positions with the Company. From July 1982 to June 1992, Mr. Culhane was employed by Price Waterhouse, an international public accounting firm, where his last position was Senior Manager.

     Jere E. Goyan, Ph.D. has been a director of the Company since January 1992 and has been Chairman of the Board of Directors of the Company since July 1997. Since July 1993, Dr. Goyan has been President and Chief Operating Officer and a director of Alteon, Inc., a biotechnology company, where he served as Senior Vice President for Research and Development from January 1993 through July 1993 and as Acting Chief Executive Officer from July 1993 through May 1994. Dr. Goyan was Dean of the School of Pharmacy and Professor of Pharmacy and Pharmaceutical Chemistry at the University of California, San Francisco from 1967 through 1992, and was a Professor there from 1965 through 1992. From 1979 to 1981, Dr. Goyan was the Commissioner of the United States Food and Drug Administration. Dr. Goyan also currently serves as a director of Emisphere Technologies, Inc. and Atrix Laboratories, both biotechnology companies, and Boehringer Ingelheim Pharmaceuticals Corporation and Penwest Pharmaceuticals, a pharmaceutical company which is a 100% owned subsidiary of Penford Corporation.

     John D. Baxter, M.D. has been a director of the Company and the Chairman of its Scientific Advisory Board since June 1991. Dr. Baxter has been associated with the University of California, San Francisco ("UCSF") since 1970. He has been Professor of Medicine since 1979, Chief of the Endocrinology Section, Parnassus Campus since 1980 and Director of UCSF's Metabolic Research Unit since 1981. Dr. Baxter was a founder and served as a director of California Biotechnology, Inc. (now Scios Nova, Inc.), a biotechnology company, from its inception in 1982 to 1991.

     Edwin C. Cadman, M.D. has been a director of the Company and a member of its Scientific Advisory Board since November 1991. Since January 1994, Dr. Cadman has been Senior Vice President of Medical Affairs and Chief of Staff at Yale New Haven Hospital, where he was Chief of the Medical Service from 1987 through December 1993. Since 1987, Dr. Cadman has also been Professor of Medicine at Yale University, where he was Chairman of the Department of Medicine from 1987 through December 1993. Prior to these positions, he was Director of the Cancer Research Institute at UCSF. Dr. Cadman also currently serves as a director of CytoTherapeutics, Inc., a biotechnology company.

     Rolf H. Henel joined the Company as a director in July 1997. Mr. Henel has been a partner at Naimark & Associates, Inc., a healthcare consulting firm, since September 1993. Mr. Henel has been Executive Director of Performance Effectiveness Corporation, Inc., a pharmaceutical consulting and education company, since April 1993. From 1978 to 1993, Mr. Henel was with Cyanamid, a chemical company, most recently as President of Cyanamid International Lederele Division. Mr. Henel is also a director of Penwest Pharmaceuticals, a pharmaceutical company which is a 100% owned subsidiary of Penford Corporation.

     Directors serve one year terms or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

     There are no family relationships among any of the directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions "TRANSACTIONS WITH MANAGEMENT" and "EXECUTIVE COMPENSATION -- Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     (1) Financial Statements. The following financial statements of the Company are contained on pages 26-41 of this Report on Form 10-K:

        Consolidated Balance Sheets at December 31, 1997 and 1996.

        Consolidated Statements of Operations for each of the three years ended December 31, 1997, 1996 and 1995.

        Consolidated Statement of Shareholders' Equity for each of the three years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for each of the three years ended December 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements.

        Report of Ernst & Young LLP, Independent Auditors.

     (2) Financial Statement Schedules

        The following schedule is filed as part of this Report:

        Schedule II -- Valuation and Qualifying Accounts for each of the three years ended December 31, 1997, 1996 and 1995.

        All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes hereto.

     (3) Exhibits.

        Refer to Item 14(c) below.

(b) Reports on Form 8-K.

    Form 8-K filed on January 26, 1998 announcing the execution of the Alpha Rights Acquisition Agreement

(c) EXHIBITS.

     Exhibits (numbered in accordance with Item 601 of Regulation S-K):

  EXHIBIT
  NUMBER                               DESCRIPTION
-----------                            -----------
 3(i).1(1)     Restated Articles of Incorporation
 3(i).2(2)     Certificate of Amendment of Restated Articles of
               Incorporation
 3(i).3(14)    Certificate of Determination
 3(i).4        Certificate of Determination Regarding the terms of the
               Series C Preferred Stock
 3(ii).1(1)    Bylaws
 3(ii).2(2)    Certificate of Amendment of Bylaws
 4.1(1)        Representative's Warrant Agreement, dated as of March 24,
               1992, between the Registrant and Josephthal Lyon & Ross
               Incorporated
 4.2(14)       Rights Agreement dated as of July 25, 1997 between the
               Registrant and Chase Mellon Shareholder Services, L.L.C.
 4.3           Preferred Stock Investment Agreement dated March 27, 1998 by and among Registrant, Halifax Fund, L.P., Themis Partners
               L.P. and Heracles Fund
 4.4           Registration Rights Agreement dated April 1, 1998 by and
               among Registrant, Halifax Fund, L.P., Themis Partners L.P.
               and Heracles Fund
10.1(5)        Thymosin License Agreement dated August 19, 1994 between
               Registrant and Alpha 1 Biomedicals, Inc.
10.2(3)        License, Development and Supply Agreement, dated January 12,
               1993, between the Registrant and Schering-Plough K.K.
10.3(6)        Supply Agreement dated October 19, 1994 between Registrant and UCB Bioproducts S.A.
10.4(4)**      Manufacturing Services Agreement dated as of July 27, 1993 by and between SciClone Pharmaceuticals International
               Limited and Sclavo S.p.A.
10.5(1)        Services Agreement, dated August 28, 1991, between the
               Registrant and Nichimen Corporation (the "Nichimen Services
               Agreement")
10.6(3)        Restated Nichimen Services Agreement, dated October 5, 1992
10.7(2)**      Registrant's 1991 Stock Plan, together with forms of
               agreements thereunder
10.8(1)**      Registrant's 1992 Stock Plan, together with forms of
               agreements thereunder
10.9(9)**      Employment Agreement, dated January 3, 1995, between the
               Registrant and Mark A. Culhane
10.10(1)       Lease, dated September 10, 1991, between the Registrant and
               Spieker-Singleton68 concerning property, located at 901
               Mariners Island Boulevard, San Mateo, California, as amended
               (the "Spieker Lease")
10.11(7)       Amendment No. 4 to Spieker Lease, dated October 4, 1994
10.12(9)       Amendment No. 7 to Spieker Lease, dated November 14, 1995
10.13(8)**     Registrant's 1995 Equity Incentive Plan, together with forms of agreement thereunder
10.14(8)**     Registrant's 1995 Nonemployee Director Stock Option Plan,
               together with forms of agreement thereunder
10.15(9)**     Form of Promissory Note and Deed of Trust With Assignment of
               Rents between the Registrant and David L. Horwitz, M.D.,
               Ph.D.
10.16(9)       Employment Agreement dated February 1, 1996 between the
               Registrant and Donald R. Sellers

  EXHIBIT
  NUMBER                               DESCRIPTION
-----------                            -----------
10.17(10)      License Agreement effective April 19, 1996 between the
               Registrant and the National Institute of Health Office of
               Technology Transfer
10.18(11)      Form of Promissory Note secured by Deed of Trust between
               Registrant and Donald R. Sellers
10.19(11)      Amendment No. 8 to Spieker Lease, dated August 26, 1996
10.20(13)*     Expanded and Amended License, Development and Supply
               Agreement dated October 28, 1996 by and between the
               Registrant and Schering-Plough K.K., a Japanese corporation
10.21(15)      Alpha Rights Acquisition Agreement by and between the
               Registrant and Alpha 1 Biomedicals, Inc., dated December 17,
               1997
10.22(16)      Purchase and Sale, Pledge and Security Agreement; Release
               dated as of July 23, 1997 by Thomas Moore, in favor of
               SciClone Pharmaceuticals, Inc.
21.1           Subsidiaries of Registrant
23.1           Consent of Ernst & Young LLP, Independent Auditors
24.1           Powers of Attorney. See page 49.
27             Financial Data Schedule

---------------

*  Confidential treatment requested.

** Management compensatory plan or arrangement.

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

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(14) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 14, 1997

(15) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 26, 1998

(16) Incorporated by reference from the Company's Amendment No. 3 to its Registration Statement on Form S-3 (No. 333-38773) filed with the Commission December 2, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCICLONE PHARMACEUTICALS, INC.

                                                 /s/ DONALD R. SELLERS
                                          By:
                                          --------------------------------------

                                                     Donald R. Sellers,
Date: April 2, 1998                               Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald R. Sellers and Shawn K. Singh, and each of them, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, to be done in connection therewith, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----
            /s/ DONALD R. SELLERS               Chief Executive Officer, Director        April 2, 1998
---------------------------------------------   (Principal Executive Officer)
              Donald R. Sellers

                /s/ DIANE LEE                   Director, Corporate Finance and          April 2, 1998
---------------------------------------------   Administration
                  Diane Lee                     (Principal Financial and
                                                Accounting Officer)

          /s/ JOHN D. BAXTER, M.D.              Director                                 April 2, 1998
---------------------------------------------
           (John D. Baxter, M.D.)

          /s/ EDWIN C. CADMAN, M.D.             Director                                 April 2, 1998
---------------------------------------------
           (Edwin C. Cadman, M.D.)

          /s/ JERE E. GOYAN, PH.D.              Director                                 April 2, 1998
---------------------------------------------
           (Jere E. Goyan, Ph.D.)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         SCICLONE PHARMACEUTICALS INC.

                                                                      ADDITIONS
                                                            -----------------------------
                                              BALANCE AT    CHARGED TO      CHARGED TO
                                             BEGINNING OF   COSTS AND         OTHER                              BALANCE AT
                DESCRIPTION                     PERIOD       EXPENSES        ACCOUNTS          DEDUCTIONS       END OF PERIOD
                -----------                  ------------   ----------   ----------------      ----------       -------------
YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectable
       accounts............................    $  7,000      $43,000         $200,000(1)                          $250,000
     Inventory Reserve.....................     174,888                       225,000(1)         74,888(2)         325,000
YEAR ENDED DECEMBER 31, 1996
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectable
       accounts............................          --        7,000                                                 7,000
     Inventory Reserve.....................     114,753       60,135                                               174,888
YEAR ENDED DECEMBER 31, 1995
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectable
       accounts............................          --       14,753          100,000                              114,753
     Inventory Reserve.....................          --

---------------

(1) Transfer from General Reserve

(2) Adjustment to Reserve

                               INDEX TO EXHIBITS

                                                                               SEQUENTIALLY
                                                                                 NUMBERED
   EXHIBIT NO.                              EXHIBIT                            PAGE NUMBER
   -----------                              -------                            ------------
 3(i).1(1)        Restated Articles of Incorporation..........................
 3(i).2(2)        Certificate of Amendment of Restated Articles of
                  Incorporation...............................................
 3(i).3(14)       Certificate of Determination................................
 3(i).4           Certificate of Determination Regarding the terms of the
                  Series C Preferred Stock....................................
 3(ii).1(1)       Bylaws......................................................
 3(ii).2(2)       Certificate of Amendment of Bylaws..........................
 4.1(1)           Representative's Warrant Agreement, dated as of March 24,
                  1992, between the Registrant and Josephthal Lyon & Ross
                  Incorporated................................................
 4.2(14)          Rights Agreement dated as of July 25, 1997 between the
                  Registrant and Chase Mellon Shareholder Services, L.L.C. ...
 4.3              Preferred Stock Investment Agreement dated March 27, 1998 by and among Registrant, Halifax Fund, L.P., Themis Partners
                  L.P. and Heracles Fund......................................
 4.4              Registration Rights Agreement dated April 1, 1998 by and
                  among Registrant, Halifax Fund, L.P., Themis Partners L.P.
                  and Heracles Fund...........................................
10.1(5)           Thymosin License Agreement dated August 19, 1994 between
                  Registrant and Alpha 1 Biomedicals, Inc. ...................
10.2(3)           License, Development and Supply Agreement, dated January 12,
                  1993, between the Registrant and Schering-Plough K.K. ......
10.3(6)           Supply Agreement dated October 19, 1994 between Registrant and UCB Bioproducts S.A. ...................................
10.4(4)**         Manufacturing Services Agreement dated as of July 27, 1993 by and between SciClone Pharmaceuticals International
                  Limited and Sclavo S.p.A. ..................................
10.5(1)           Services Agreement, dated August 28, 1991, between the
                  Registrant and Nichimen Corporation (the "Nichimen Services
                  Agreement").................................................
10.6(3)           Restated Nichimen Services Agreement, dated October 5,
                  1992........................................................
10.7(2)**         Registrant's 1991 Stock Plan, together with forms of
                  agreements thereunder.......................................
10.8(1)**         Registrant's 1992 Stock Plan, together with forms of
                  agreements thereunder.......................................
10.9(9)**         Employment Agreement, dated January 3, 1995, between the
                  Registrant and Mark A. Culhane..............................
10.10(1)          Lease, dated September 10, 1991, between the Registrant and
                  Spieker-Singleton68 concerning property, located at 901
                  Mariners Island Boulevard, San Mateo, California, as amended
                  (the "Spieker Lease").......................................
10.11(7)          Amendment No. 4 to Spieker Lease, dated October 4, 1994.....
10.12(9)          Amendment No. 7 to Spieker Lease, dated November 14, 1995...
10.13(8)**        Registrant's 1995 Equity Incentive Plan, together with forms of agreement thereunder.....................................
10.14(8)**        Registrant's 1995 Nonemployee Director Stock Option Plan,
                  together with forms of agreement thereunder.................
10.15(9)**        Form of Promissory Note and Deed of Trust With Assignment of
                  Rents between the Registrant and David L. Horwitz, M.D.,
                  Ph.D........................................................
10.16(9)          Employment Agreement dated February 1, 1996 between the
                  Registrant and Donald R. Sellers............................
10.17(10)         License Agreement effective April 19, 1996 between the
                  Registrant and the National Institute of Health Office of
                  Technology Transfer.........................................

                                                                               SEQUENTIALLY
                                                                                 NUMBERED
   EXHIBIT NO.                              EXHIBIT                            PAGE NUMBER
   -----------                              -------                            ------------
10.18(11)         Form of Promissory Note secured by Deed of Trust between
                  Registrant and Donald R. Sellers............................
10.19(11)         Amendment No. 8 to Spieker Lease, dated August 26, 1996.....
10.20(13)*        Expanded and Amended License, Development and Supply
                  Agreement dated October 28, 1996 by and between the
                  Registrant and Schering-Plough K.K., a Japanese
                  corporation.................................................
10.21(15)         Alpha Rights Acquisition Agreement by and between the
                  Registrant and Alpha 1 Biomedicals, Inc., dated December 17,
                  1997........................................................
10.22(16)         Purchase and Sale, Pledge and Security Agreement; Release
                  dated as of July 23, 1997 by Thomas Moore, in favor of
                  SciClone Pharmaceuticals, Inc. .............................
21.1              Subsidiaries of Registrant..................................
23.1              Consent of Ernst & Young LLP, Independent Auditors..........
24.1              Powers of Attorney. See page 49. ...........................
27                Financial Data Schedule.....................................

---------------

*  Confidential treatment requested.

** Management compensatory plan or arrangement.

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

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(14) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 14, 1997

(15) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 26, 1998

(16) Incorporated by reference from the Company's Amendment No. 3 to its Registration Statement on Form S-3 (No. 333-38773) filed with the Commission December 2, 1997.