Form 10-Q
period 1998-03-31
SCICLONE PHARMACEUTICALS INC
filed 1998-05-14
CIK 880771

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31,
1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________________to _____________________

Commission file number:  0-19825

                         SCICLONE PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                  94-3116852
               ----------                                  -----------
     (State or other jurisdiction of                     (I.R.S. employer
      incorporation or organization)                     identification no.)


901 MARINERS ISLAND BLVD., SUITE 205, SAN MATEO, CALIFORNIA       94404
-----------------------------------------------------------       ------
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

                             Yes [X]       No [ ]

        As of April 30, 1998, 17,355,584 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.



                                      INDEX

PART I.              FINANCIAL INFORMATION                                          PAGE NO.
Item 1.              Consolidated Financial Statements

                     Consolidated Balance Sheets
                          March 31, 1998 and December 31, 1997                         3

                     Consolidated Statements of Operations
                          Three months ended March 31, 1998 and 1997                   4

                     Consolidated Statements of Cash Flows
                          Three months ended March 31, 1998 and 1997                   5

                     Notes to Consolidated Financial Statements                        6

Item 2.              Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                          8

PART II.             OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K                                  18


Signatures                                                                             19


PART I. FINANCIAL INFORMATION

ITEM  1.        CONSOLIDATED FINANCIAL STATEMENTS

                            SCICLONE PHARMACEUTICALS, INC.

                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                   March 31,      December 31,
                                                                     1998             1997
                                                                 -------------     -------------
                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                    $   3,024,142     $   3,619,100
    Short-term investments                                           4,132,494         3,866,007
    Accounts receivable                                              1,242,838         1,024,802
    Inventory                                                        1,924,822         2,046,218
    Prepaid expenses and other current assets                          219,473           332,193
                                                                 -------------     -------------
Total current assets                                                10,543,769        10,888,320

Property and equipment, net                                            478,883           525,077
Long-term investments                                                2,722,569         5,415,358
Notes receivable from officers                                       1,570,933         2,326,851
Other assets                                                            47,800            39,899
                                                                 -------------     -------------
Total assets                                                     $  15,363,954     $  19,195,505
                                                                 =============     =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $     484,882     $     562,730
    Accrued compensation and benefits                                  557,253           758,955
    Accrued clinical trials expense                                  1,411,596         1,210,164
    Accrued professional fees                                          354,000           413,000
    Other accrued expenses                                             472,534           526,999
                                                                 -------------     -------------
Total current liabilities                                            3,280,265         3,471,848

Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares
        authorized ; no shares issued and outstanding                     ----              ----
    Common stock, no par value; 75,000,000 shares
        authorized; 17,348,108 and 17,343,358 shares
        issued and outstanding                                     107,046,293       107,033,516
    Note receivable from former officer                             (5,944,000)       (5,944,000)
    Net unrealized gain(loss) on available-for-sale
        securities                                                      14,350           (17,588)
    Accumulated deficit                                            (89,032,954)      (85,348,271)
                                                                 -------------     -------------
Total shareholders' equity                                          12,083,689        15,723,657
                                                                 -------------     -------------
Total liabilities and shareholders' equity                       $  15,363,954     $  19,195,505
                                                                 =============     =============

                    See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                Three months ended
                                                      March 31,
                                          ---------------------------------
                                              1998                1997
                                          ------------       --------------
Product revenue                           $    554,399       $    670,538
Contract revenue                               100,000                 --
                                          ------------       ------------

Total revenue                                  654,399            670,538

Cost of sales
                                               224,945            261,565
                                          ------------       ------------

Gross margin                                   429,454            408,973

Operating expenses:
     Research and development                2,169,574          2,065,719
     Marketing                               1,248,014          1,029,138
     General and administrative                893,219            867,041
                                          ------------       ------------
Total operating expenses                     4,310,807          3,961,898
                                          ------------       ------------

Loss from operations                        (3,881,353)        (3,552,925)

Interest and investment income, net            196,670            512,755
                                          ------------       ------------

Net loss                                  $ (3,684,683)      $ (3,040,170)
                                          ============       ============

Net loss per share (basic & diluted)      $      (0.24)      $      (0.17)
                                          ============       ============

Weighted average shares used in
     computing net loss per share           15,463,972         17,536,639
                                          ============       ============


                 See notes to consolidated financial statements


                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Three months ended
                                                                   March 31,
                                                          -----------------------------
                                                             1998              1997
                                                          -----------       -----------
OPERATING ACTIVITIES:
   Net loss                                               $(3,684,683)      $(3,040,170)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                            59,014            38,822
      Changes in operating assets and liabilities:
         Prepaid expenses and other assets                    106,737           357,624
         Accounts receivable                                 (218,036)         (934,975)
         Inventory                                            121,396            77,786
         Accounts payable and other accrued expenses         (132,313)         (587,104)
         Accrued clinical trial expense                       201,432           334,997
         Accrued professional fees                            (59,000)         (156,000)
         Accrued compensation and benefits                   (201,702)         (355,934)
                                                          -----------       -----------
Net cash used in operating activities                      (3,807,155)       (4,264,954)
                                                          -----------       -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment                         (12,820)          (40,388)
   Sale of marketable securities, net                       2,458,240         2,921,907
                                                          -----------       -----------
Net cash provided by investing activities                   2,445,420         2,881,519
                                                          -----------       -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                 12,777         1,025,429
   Payment on notes receivable from officer                   754,000              ----
   Repurchase of common stock                                    ----          (826,484)
                                                          -----------       -----------
Net cash provided by financing activities                     766,777           198,945
                                                          -----------       -----------

Net decrease in cash and cash equivalents                    (594,958)       (1,184,490)
Cash and cash equivalents, beginning of period              3,619,100         4,642,590
                                                          -----------       -----------
Cash and cash equivalents, end of period                  $ 3,024,142       $ 3,458,100
                                                          ===========       ===========


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 1997. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim results are not necessarily indicative of results for subsequent interim periods or for the full year.

2. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented as the result would be antidilutive given the Company's history of net losses.

3. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the first quarter of 1998 and 1997, total comprehensive loss amounted to $(3,670,333) and $(3,404,881), respectively.

4. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact, if any, on SFAS 131 disclosures, but does believe the disclosures are not material.

5. The following is a summary of available-for sale securities at March 31, 1998:

                                                                   Available-for-Sale Securities
                                                   -------------------------------------------------------
                                                                   Gross           Gross         Estimated
                                                                Unrealized      Unrealized         Fair
                                                     Cost         Gains          Losses           Value
                                                  ----------   ---------        ---------       ----------
                   U.S. Government &
                      Agency obligations          $2,211,190  $   22,094        $ (18,854)      $2,214,430
                   Corporate obligations           4,557,643      17,673          (31,693)       4,543,623
                   Corporate securities              100,000       6,410           (9,400)          97,010
                                                  ----------   ---------        ---------       ----------
                                                  $6,868,833   $  46,177        $ (59,947)      $6,855,063
                                                  ==========   =========        ==========      ==========

        The amortized cost and estimated fair value of available-for-sale securities at March 31, 1998 by contractual maturity are shown below.

                                                                           Estimated
                                                                             Fair
                                                          Cost               Value
                                                      ----------           ----------
        Due in one year or less                       $4,058,018           $4,035,484
        Due after one year through three years         2,710,815            2,722,569
                                                      ----------           ----------
                                                       6,768,833            6,758,053
        Corporate securities                             100,000               97,010
                                                      ----------           ----------
                                                      $6,868,833           $6,855,063
                                                      ==========           ==========

        The following is a summary of inventories at March 31, 1998

        Raw materials              $1,521,797
        Finished goods                403,024
                                   ----------
                                   $1,924,822
                                   ==========

6. For the three months ended March 31, 1998, one customer in China accounted for 81% of the Company's product sales. Such customer represents 86% of the accounts receivable balance at March 31, 1998. Such collections to date have been slower than anticipated and the Company is currently monitoring the situation. At March 31, 1998, the Company had allowances for bad debts of $197,000. If collection of outstanding accounts receivable do not improve, it may be necessary to further increase related allowances for bad debts.

7. In March 1998, the Company received $754,000 from one of its executive officers as a partial payment of a $1,000,000 loan. This payment reduced the loan to $236,500 including accrued interest.

8. In April 1998, the Company sold 661,157 shares of Series C convertible preferred stock at $6.05 per share and received $4,000,000 from the offering (before deducting expenses). The preferred stock is convertible into common stock on a scheduled basis over the next five years at prices based on the market price of the common stock during a pricing period preceding conversion. In conjunction with the offering, the Company granted to the investor warrants to purchase 100,000 shares of common stock. These warrants are exercisable during the five year period ending March 2003 at an exercise price of $5.67 per share.

9. In April 1998, the Company entered into an agreement with Sclavo S.p.A., an international pharmaceutical company, to acquire its marketing approval for ZADAXIN thymosin alpha 1 in Italy as an influenza vaccine adjuvant. This agreement also included a marketing application for use of ZADAXIN to treat non-small cell lung cancer, as well as all of Sclavo's development and marketing rights to ZADAXIN in Italy, Spain and Portugal. Under the agreement, which is subject to certain standard closing conditions, the purchase price includes $296,000 in cash, the issue of 375,000 shares of the Company's common stock, and two-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.125 per share.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                      The following material contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such forward-looking statements include those which management has attempted to identify elsewhere with an asterisk (*). Such forward-looking statements are subject to risks and uncertainties, including those identified in Factors That May Affect Future Operating Results in the Company's Annual Report on Securities and Exchange Commission Form 10-K for the year ended December 31, 1997. These risks and uncertainties include (i) the Company's current reliance on a single product, ZADAXIN, for its revenues, (ii) the absence of regulatory approval for ZADAXIN in major pharmaceutical markets, (iii) the expensive, time consuming and uncertain regulatory approval process, (iv) risks associated with the manufacture and supply of ZADAXIN, (v) competition from competing therapies, (vi) market acceptance of the Company's products, (vii) uncertainties regarding the outcome of the Company's efforts to commercialize additional products and (viii) the need for additional funds and a strategic partner for the commencement of additional trials, as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

                      The Company is an international biopharmaceutical company
            that acquires, develops and commercializes specialist-oriented drugs for treating chronic and life-threatening diseases, including hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Currently, the Company has two drugs in clinical development, ZADAXIN (thymosin alpha 1) for hepatitis B, hepatitis C, cancer and immune system disorders, and CPX for cystic fibrosis. The Company also has other drug candidates in preclinical development. To date, the Company's principal focus has been the development and commercialization of ZADAXIN and the development of CPX.

                      From commencement of operations through March 31, 1998,
            the Company incurred a cumulative net loss of approximately $89.0 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities. The Company's ability to achieve profitable operations is primarily dependent on increasing ZADAXIN sales in approved markets, securing regulatory approvals for ZADAXIN in additional countries and successfully launching ZADAXIN, if approved, in such countries. In addition, other factors may also impact the Company's ability to achieve a profitable level of operations such as spending associated with successful development of CPX, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will be able to attain these objectives or that the Company will ever achieve a profitable level of operations.

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

            RESULTS OF OPERATIONS

                      Total revenue was approximately $654,000 and $671,000 for
            the three-month periods ended March 31, 1998 and 1997. For the three months ended March 31, 1998, $554,000 of total revenue was derived from ZADAXIN product sales and $100,000 from a research grant from the U.S. Food and Drug Administration. For the three months ended March 31, 1997, all of the $671,000 total revenue was related to ZADAXIN product sales. Currently, ZADAXIN has been approved for marketing in Argentina, Italy, Kuwait, the People's Republic of China, Peru, the Philippines and Singapore. For the three months ended March 31, 1998, one customer in China accounted for 81% of the Company's product sales. The Company's accounts receivable collections in China are typically 180 days or longer. Such customer represents 86% of the accounts receivable balance at March 31, 1998. Such collections to date have been slower than anticipated and the Company is currently monitoring the situation. At March 31, 1998, the Company had allowances for bad debts of $197,000. If collection of outstanding accounts receivable do not improve, it may be necessary to further increase related allowances for bad debts. The Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries.* As a result, the Company expects product revenue to increase in 1998 and beyond, upon the commencement of the commercial launch of ZADAXIN in additional markets once regulatory approvals are secured.* The level of such product revenue increase is dependent upon increased ZADAXIN market penetration in the Company's existing approved markets, additional ZADAXIN marketing approvals and the successful launch of ZADAXIN in new markets. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will ever achieve significant levels of product revenue or that the Company will receive additional ZADAXIN market approvals.

                      Cost of sales was approximately $225,000 and $262,000 for
            the three-month periods ended March 31, 1998 and 1997, respectively. The decrease is attributable to decreased product sales. The Company expects cost of sales to vary from quarter to quarter, dependent upon the level of product revenue, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

                      Research and development expenses were approximately
            $2,170,000 and $2,066,000 for the three-month periods ended March 31, 1998 and 1997, respectively. The increase is primarily attributable to license fees associated with the proposed acquisition of Alpha 1 Biomedicals Inc.'s worldwide rights to thymosin alpha 1 and increased consulting fees offset by decreased clinical expenses and payroll costs. The Company recently completed dosing in its CPX Phase 1 clinical study in the United States and plans to start a Phase 2 clinical trial later this year.* In addition, the Company is pursuing a corporate partnering arrangement with a major pharmaceutical company for a pivotal phase 3 development of the combination of ZADAXIN plus interferon for hepatitis C in the U.S. and Europe.* The initiation and continuation of these programs by the Company had and will continue to have a significant effect on the Company's research and development expenses in the future and will require the Company to seek additional capital resources. In general, the Company expects product research and development expenses to increase over the next several years and to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, entering into one or more corporate partnering arrangements, acquiring product rights, and expanding regulatory activities.

                      Marketing expenses were approximately $1,248,000 and
            $1,029,000 for the three-month periods ended March 31, 1998 and 1997, respectively. The increase relates to increased payroll costs and travel and entertainment expenses associated with the expansion in its approved markets. The Company expects marketing expenses to increase significantly in the next several quarters and years as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.*

                      General and administrative expenses were approximately
            $893,000 and $867,000 for the three-month periods ended March 31, 1998 and 1997, respectively. The increase is attributable to increased general office expenses and fees for professional services, offset by decreased investor relations fees and payroll costs. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities and resources to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

                      Net interest and investment income was approximately
            $197,000 and $513,000 for the three-month periods ended March 31, 1998 and 1997, respectively. The decrease primarily resulted from decreased interest and investment income due to lower average invested cash balances.

            LIQUIDITY AND CAPITAL RESOURCES

                      At March 31, 1998, the Company had approximately
            $9,879,000 in cash, cash equivalents and liquid short and long-term investments.

                      Net cash used by the Company in operating activities
            amounted to approximately $3,807,000 for the three-month period ended March 31, 1998. Net cash used in operating activities in the 1998 period is greater than the Company's net loss for such period due to increases in accounts receivable and payments to third parties for goods and services and to employees for compensation and benefits. These uses of cash were offset by non-cash charges associated with depreciation and amortization, decreases in inventory and prepayments of certain future expenses and increases in amounts owed to third parties for clinical trials. Net cash used by the Company in operating activities amounted to approximately $4,265,000 for the three-month period ended March 31, 1997. Net cash used in operating activities in the 1997 period is greater than the Company's net loss for such period primarily due to increases in accounts receivable associated with sales from the Company's launch of ZADAXIN in its approved markets and increases in payments to third parties for goods and services and to employees for compensation and benefits. These uses of cash were offset by non-cash charges associated with depreciation and amortization and increases in amounts owed to third parties for clinical trials.

                      Net cash provided by investing activities amounted to
            approximately $2,445,000 for the three-month period ended March 31, 1998 related to the net sale of approximately $2,458,000 of marketable securities offset by the purchase of $13,000 in equipment and furniture. Net cash provided by investing activities amounted to approximately $2,882,000 for the three-month period ended March 31, 1997 related to the net sale of approximately $2,922,000 of marketable securities offset by the purchase of $40,000 in equipment and furniture.

                      Net cash provided by financing activities for the
            three-month period ending March 31, 1998 amounted to approximately $767,000, consisting of a partial repayment of $754,000 on a note receivable from an officer and $13,000 in proceeds received from the issuance of common stock under the Company's employee stock purchase plan. Net cash provided by financing activities for the three-month period ending March 31, 1997 primarily consisted of approximately $1,025,000 in proceeds received from the issuance of common stock from the exercise of outstanding warrants and under the Company's stock option plan, offset by repurchases of the Company's common stock under the Company's approved stock repurchase plan of approximately $826,000.

                      Management believes its existing capital resources and
            interest on funds available are adequate to maintain its current and planned operations at least through 1998.* In April 1998, the Company concluded an offering of convertible preferred stock with proceeds of $4,000,000 (before deducting expenses) and is actively pursuing additional financings including a private placement of common stock and an equity line. The Company believes it will conclude one or more of such additional financings in the next three to six months although no assurance can be given that such financing will occur in the time frame expected by the Company, on terms favorable to the Company, or at all.* The Company is considering corporate partnering and other opportunities to increase its capital resources and if one or more of such other opportunities occurred, the Company would consider accelerating drug development activities, including clinical trials. However, the Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. The Company continues to pursue corporate partnering and public and private financing alternatives. If the Company cannot eventually generate sufficient funds from operations, it will need to raise additional financing in the near future. There can be no assurance that such financing will be available on acceptable terms and on a timely basis, if at all.

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

            FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

                      Dependence on ZADAXIN and CPX. The Company's principal
            drug development efforts are currently focused primarily on ZADAXIN and CPX. Clinical trials of ZADAXIN sponsored by the Company and/or other parties are currently in progress or planned and favorable results from such trials will be necessary to gain regulatory approval in major pharmaceutical markets. Sales of ZADAXIN commenced in 1997 but are not material at this time. While ZADAXIN has been approved for commercial sale for treatment of hepatitis B in the People's Republic of China, Kuwait, Peru, the Philippines and Singapore, no assurance can be given that ZADAXIN approvals will be obtained in additional countries or for the treatment of additional indications, such as hepatitis C or cancer, in a timely fashion or at all. The Company's launch of ZADAXIN in the People's Republic of China, the Philippines and Singapore is the first commercial introduction of ZADAXIN by the Company, and no assurance can be given that commercialization of ZADAXIN will prove successful. The Company has not yet launched ZADAXIN in Argentina, Italy, Kuwait or Peru and no assurance can be given that future launch of ZADAXIN will prove successful in these countries or in any additional countries. Future sales of ZADAXIN will depend on market acceptance and successful distribution. In particular, although the People's Republic of China has the highest hepatitis B prevalence rate in the world, the low average income and poorly developed distribution infrastructure present ongoing challenges to successful commercialization of ZADAXIN in that market. Because the Company currently relies on ZADAXIN as its sole source of revenue, the failure to demonstrate the drug's efficacy in future clinical trials, obtain additional marketing approvals or commercialize the drug successfully would have a material adverse effect on the Company.

                      The Company may experience delays and encounter
            difficulties in clinical trials of CPX. In addition, there can be no assurance that any clinical trial will provide statistically significant evidence of the efficacy of CPX in treating cystic fibrosis ("CF"). A failure to demonstrate the safety and efficacy of CPX in a CF clinical trial, obtain regulatory approval of CPX for CF or successfully commercialize CPX would have a material adverse effect on the Company.

                      No History of Significant Revenues; Continuing Operating
            Losses. The Company has only recently generated revenues from the commercialization of its lead product, ZADAXIN, and there is substantial uncertainty regarding the timing and amount of any future revenues and whether such future revenues will be material. The Company cannot predict when or if marketing approvals for CPX will be obtained or additional marketing approvals for ZADAXIN will be obtained. Even if such approvals are obtained, there can be no assurance that ZADAXIN and CPX will be commercialized successfully. The Company has experienced significant operating losses since its inception and has a substantial accumulated deficit. The Company expects its operating expenses to increase over the next several years as it expands its development, clinical testing and marketing capabilities. The Company's ability to achieve a profitable level of operations is dependent in large part on successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products, entering into a corporate partnering arrangement for pivotal phase 3 development of the combination of ZADAXIN plus interferon for hepatitis C in the U.S. and Europe, entering into other agreements for product development and commercialization, where appropriate, and continuing to expand from development into successful marketing. There can be no assurance that the Company will ever achieve a profitable level of operations.

                      Future Capital Needs; Uncertainty of Additional Financing.
            Since inception, the Company has financed its operations primarily through sales of equity securities. The Company will need to obtain additional financing through sales of equity securities to support its long-term product development and commercialization programs. The Company believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations at least through 1998.* The Company is considering corporate partnering and other opportunities to increase its capital resources. However, the Company's future capital requirements will depend on many factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing and cost of regulatory approvals, patent costs, competing technological and market developments, the nature of existing and future collaborative relationships, and the Company's ability to establish development, sales, manufacturing and marketing arrangements. The Company continues to pursue corporate partnering and public and private financing alternatives. If additional funds are raised by the Company through the issuance of equity securities or securities convertible into or exercisable for equity securities, the percentage ownership of the then current shareholders of the Company will be reduced. The Company may issue a series of Preferred Stock with rights, preferences and privileges senior to those of the Company's Common Stock. There can be no assurance that such financing will be available on acceptable terms or a timely basis, if at all. The unavailability or timing of financing could prevent or delay the Company's long-term product development and commercialization programs and may require curtailment of operations of the Company.

                      Dependence on Third Parties. The Company's strategy
            contemplates that it will enter into various arrangements with other entities. To date, the Company has acquired rights to ZADAXIN, CPX and certain other drugs but is only actively pursuing clinical development of ZADAXIN and CPX. Failure to license or otherwise acquire rights to additional drugs would result in a shortage of products for development. In addition, the Company has licensed exclusive rights to develop and market ZADAXIN in Japan to Schering-Plough K.K. ("SPKK"), the Japanese subsidiary of Schering-Plough Corporation. SPKK has a substantial commitment to alpha interferon, which is an approved therapy for hepatitis B and hepatitis C in Japan. There can be no assurance that the relationship will prove successful or that the Company will be able to negotiate additional arrangements in the future. The amount and timing of resources that collaborators devote to their activities with the Company will not be within the control of the Company and may be affected by financial difficulties or other factors affecting these third parties. There can be no assurance that such parties will perform their obligations as expected. Moreover, the Company's ability to obtain regulatory approval in one country may be delayed or adversely affected by the timing of regulatory activities and approvals in one or more other countries, particularly if the Company does not participate in the regulatory approval process in such other countries.

                      Foreign Sales and Operations. The Company's financial
            condition in the near term will be highly dependent on ZADAXIN sales in foreign jurisdictions, where sales and operations are subject to inherent risks, including difficulties and delays in obtaining pricing approvals and reimbursement, unexpected changes in regulatory requirements, tariffs and other barriers, political instability, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potential adverse tax consequences. Certain foreign countries regulate pricing of pharmaceuticals and such regulation may result in prices significantly below those that would prevail in a free market. The majority of the Company's current sales are to customers in the People's Republic of China where the Company's accounts receivable collections are typically 180 days or greater. Such collections to date have been slower than anticipated and the Company is currently monitoring the situation. If collection of outstanding accounts receivable does not improve, it may become necessary to further increase the related allowances for bad debts or slow the rate of sales to this market.

                      Patents and Proprietary Rights. The U.S. and most European composition of matter patents for thymosin alpha 1 have expired. The Company will in the future have only limited composition of matter patents for thymosin alpha 1 or other products and this could adversely affect the Company's proprietary rights. However, the Company owns or has exclusive licenses for use and/or process patents or patent applications in the U.S., Europe, Japan and other jurisdictions for thymosin alpha 1, and for CPX in the U.S. and will seek to protect such products from competition through such patent protection and through other means. The Company's success is significantly dependent on its ability to obtain patent protection for its products and technologies and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. No assurance can be given that the Company's pending patent applications will result in the issuance of patents or that any patents will provide competitive advantages or will not be invalidated or circumvented by its competitors. Moreover, no assurance can be given that patents are not issued to, or patent applications have not been filed by, other companies which would have an adverse effect on the Company's ability to use, manufacture or market its products or maintain its competitive position with respect to its products. Numerous patents and patent applications relating to thymosin alpha 1 are held under exclusive license and the breach by the Company of the terms of such license could result in the loss of the Company's rights to such patents and patent applications. Other companies obtaining patents claiming products or processes useful to the Company may bring infringement actions against the Company and such litigation is typically costly and time-consuming. As a result, the Company may be required to obtain licenses from others or not be able to use, manufacture or market its products. Such licenses may not be available on commercially reasonable terms, if at all.

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

                      Marketing and Sales. The Company has established
            distribution arrangements with local pharmaceutical distribution companies covering countries in Asia, Latin America and the Middle East. However, no assurance can be given that any such distribution arrangements will remain in place or prove successful.

                      Technological Change and Competition. Rapid technological
            development may result in the Company's products becoming obsolete before they are marketed or before the Company recovers a significant portion of the related development and commercialization expenses. Competition in the pharmaceutical field is intense and the Company expects that competition will increase. The Company's competitors include major pharmaceutical companies, biotechnology firms and universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of products in the therapeutic areas being pursued by the Company. Many of these companies and institutions have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than the Company and extensive experience in undertaking clinical testing and obtaining regulatory approvals necessary to market drugs. Principal competitive factors in the pharmaceutical field include efficacy, safety, price and therapeutic regimen. Where comparable products are marketed by other companies price is also a competitive factor.

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

                      Blank Check Preferred Stock. The Company recently issued
            shares of Series C Preferred Stock (the "Series C Shares") in a private placement with proceeds of $4,000,000 (before deducting offering expenses). The Company's Board of Directors has the authority to issue additional series of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the Company's shareholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

                      Series C Preferred Stock. Under certain conditions, each
            Series C Share may convert into substantially more than one share of the Company's Common Stock. If such events were to occur, the conversion of the Series C Shares would have a dilutive effect on the common shareholders. In connection with the issuance of the Series C Shares, the Company will recognize a deemed dividend in the amount of $3,143,000 in the second quarter ended June 30, 1998. This amount will increase the net loss and net loss per share applicable to common shareholders and was calculated as required by the SEC.

            PART II.  OTHER INFORMATION

            ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)        Exhibits

                       Exhibit
                       Number                           Description
                       ------                           -----------
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

                       10.23 Employment Agreement dated March 24, 1997 between Registrant and Alfred R. Rudolph

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


                                           SCICLONE PHARMACEUTICALS, INC.
                                                    (Registrant)



            Date:   May 14, 1998                  DONALD R. SELLERS
                                            ------------------------------
                                                  Donald R. Sellers
                                               Chief Executive Officer
                                            (Principal Executive Officer)


            Date:   May 14, 1998                      DIANE LEE
                                           --------------------------------
                                                      Diane Lee
                                           Director, Corporate Finance and
                                                   Administration
                                     (Principal Financial & Accounting Officer)