Form 10-K/A
period 1997-12-31
SCICLONE PHARMACEUTICALS INC
filed 1998-06-08
CIK 880771

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                  FORM 10-K/A

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




================================================================================

     The undersigned registrant hereby amends the following portions of its Annual Report on Form 10-K for the year ended December 31, 1997, as set forth on the pages attached hereto.



                                    PART II

ITEM 6. SELECTED FINANCIAL DATA


     The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


                                       1997           1996           1995           1994           1993
                                   ------------   ------------   ------------   ------------   ------------
STATEMENTS OF OPERATIONS DATA:
Product sales...................   $  2,223,052   $    703,082   $    273,353   $         --   $         --
Cost of product sales...........        989,792        740,494        737,460             --             --
                                   ------------   ------------   ------------   ------------   ------------
Gross margin....................      1,233,260        (37,412)      (464,107)            --             --
Operating expenses:
  Research and development......      8,642,137      9,903,536     10,386,312      9,282,051      8,122,716
  Special research and
    development charges.........             --             --             --      3,470,000             --
  Marketing.....................      4,144,499      4,240,208      4,323,327      4,375,447      1,771,985
  General and administrative....      3,662,441      3,182,972      2,903,991      3,810,696      2,895,513
                                   ------------   ------------   ------------   ------------   ------------
Total operating expenses........     16,449,077     17,326,716     17,613,630     20,938,194     12,790,214
                                   ------------   ------------   ------------   ------------   ------------
Loss from operations............    (15,215,817)   (17,364,128)   (18,077,737)   (20,938,194)   (12,790,214)
Interest and investment income,
  net...........................      1,218,812      2,618,381      3,302,307      3,056,869      1,111,183
                                   ------------   ------------   ------------   ------------   ------------
Net loss........................   $(13,997,005)  $(14,745,747)  $(14,775,430)  $(17,881,325)  $(11,679,131)
                                   ============   ============   ============   ============   ============
Basic net loss per share........   $      (0.85)  $      (0.85)  $      (0.88)  $      (1.02)  $      (0.89)
                                   ============   ============   ============   ============   ============
Weighted average shares used in
  computing basic net loss per
  share amounts.................     16,472,765     17,421,312     16,881,652     17,507,564     13,098,462
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments...................   $ 12,900,465   $ 35,105,708   $ 47,389,827   $ 63,670,287   $ 45,284,254
Working capital.................      7,416,472      9,223,793     19,283,278     44,796,629     44,995,598
Total assets....................     19,195,505     42,727,687     54,150,795     67,012,993     48,095,931
Total shareholders' equity......     15,723,657     37,465,628     49,555,262     62,754,031     45,520,246

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)




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

  Stock Award Plans

     In August 1991, the Board of Directors and shareholders of the Company approved the 1991 Stock Plan (the "1991 Plan") and reserved 1,300,000 shares for issuance thereunder. In May 1993, the Board of Directors and shareholders of the Company approved a 2,150,000 share increase in the shares reserved under the 1991 Plan. The 1991 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock purchase agreements. In January 1992, the Board of Directors and

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)


shareholders of the Company approved the 1992 Stock Plan (the "1992 Plan") and reserved 240,000 shares for issuance thereunder. The 1992 Plan permits the award of incentive or nonqualified stock options which must be exercised in cash. In June 1995, the Board of Directors and the shareholders of the Company approved the 1995 Equity Incentive Plan (the "1995 Plan") and reserved 1,250,000 shares for issuance thereunder. In May 1997, the Board of Directors and shareholders of the Company approved an amendment to the 1995 Plan which increased by 750,000 the shares reserved for issuance thereunder. The 1995 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock awards.


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

     The following table summarizes the stock option activity under the 1991, 1992 and 1995 plans and the Nonemployee Director Plan:


                                                                                      WEIGHTED AVERAGE
                                                  SHARES AVAILABLE    SHARES UNDER    EXERCISE PRICE OF
                                                     FOR GRANT           OPTION       SHARES UNDER PLAN
                                                  ----------------    ------------    -----------------
BALANCE AT DECEMBER 31, 1994..................         801,212         2,225,337            $5.81
  1995 Plan shares reserved...................       1,250,000                --               --
  Nonemployee Director Plan shares reserved...         250,000                --               --
  Options canceled............................          63,963           (63,963)            5.93
  Options granted.............................        (436,500)          436,500             5.68
  Options exercised...........................                           (66,477)            2.88
                                                     ---------         ---------
BALANCE AT DECEMBER 31, 1995..................       1,928,675         2,531,397             5.86
  Options canceled............................         107,357          (107,357)            7.97
  Options granted.............................        (901,850)          901,850             5.73
  Options exercised...........................                          (799,625)            4.66
                                                     ---------         ---------
BALANCE AT DECEMBER 31, 1996..................       1,134,182         2,526,265             6.11
  Additional 1995 Plan shares reserved........         750,000                --               --
  Options canceled............................         232,595          (232,595)            7.03
  Options granted.............................        (775,300)          775,300             5.12
  Options exercised...........................              --           (10,236)            3.14
                                                     ---------         ---------
BALANCE AT DECEMBER 31, 1997..................       1,341,477         3,058,734            $5.80
                                                     =========         =========

                         SCICLONE PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIALS (CONTINUED)





NOTE 10 -- SUBSEQUENT EVENTS -- UNAUDITED



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

                                          SCICLONE PHARMACEUTICALS, INC.

                                                 /s/ DONALD R. SELLERS
                                          By:
                                          --------------------------------------


                                                     Donald R. Sellers,
    Date: June 8, 1998                               Chief Executive Officer


                               POWER OF ATTORNEY




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----
            /s/ DONALD R. SELLERS               Chief Executive Officer, Director        June 8, 1998
---------------------------------------------   (Principal Executive Officer)
              Donald R. Sellers

                /s/ DIANE LEE*                  Director, Corporate Finance and          June 8, 1998
---------------------------------------------   Administration
                  Diane Lee                     (Principal Financial and
                                                Accounting Officer)

          /s/ JOHN D. BAXTER, M.D.*             Director                                 June 8, 1998
---------------------------------------------
           (John D. Baxter, M.D.)

          /s/ EDWIN C. CADMAN, M.D.*            Director                                 June 8, 1998
---------------------------------------------
           (Edwin C. Cadman, M.D.)

          /s/ JERE E. GOYAN, PH.D.*             Director                                 June 8, 1998
---------------------------------------------
           (Jere E. Goyan, Ph.D.)

*By        /s/ Donald R. Sellers
---------------------------------------------
     Donald R. Sellers, Attorney-in-Fact



                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         SCICLONE PHARMACEUTICALS INC.


                                                                      ADDITIONS
                                                            -----------------------------
                                              BALANCE AT    CHARGED TO      CHARGED TO
                                             BEGINNING OF   COSTS AND         OTHER                              BALANCE AT
                DESCRIPTION                     PERIOD       EXPENSES        ACCOUNTS          DEDUCTIONS       END OF PERIOD
                -----------                  ------------   ----------   ----------------      ----------       -------------
YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectable
       accounts............................    $  7,000      $43,000         $200,000(1)             --           $250,000
     Inventory Reserve.....................     174,888           --          225,000(1)         74,888(2)         325,000
YEAR ENDED DECEMBER 31, 1996
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectable
       accounts............................          --        7,000               --                --              7,000
     Inventory Reserve.....................     114,753       60,135               --                --            174,888
YEAR ENDED DECEMBER 31, 1995
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectable
       accounts............................          --           --               --                --                 --
     Inventory Reserve.....................          --       14,753          100,000                --            114,753


---------------

(1) Transfer from General Reserve

(2) Adjustment to Reserve