Form 10-Q
period 1998-06-30
SCICLONE PHARMACEUTICALS INC
filed 1998-08-14
CIK 880771

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

For the transition period from ________________________to ______________________

Commission file number:  0-19825

                         SCICLONE PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                          94-3116852
                     ----------                          ----------
         (State or other jurisdiction of              (I.R.S. employer
          incorporation or organization)             identification no.)


901 MARINERS ISLAND BLVD., SUITE 205, SAN MATEO, CALIFORNIA          94404
-----------------------------------------------------------          -----
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

                                    Yes    X     No
                                       ---------    ---------

         As of July 31, 1998, 17,419,001 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.



                                      INDEX

                                                                                         PAGE NO.
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets
                   June 30, 1998 and December 31, 1997                                        3

              Consolidated Statements of Operations
                   Three and six months ended June 30, 1998 and 1997                          4

              Consolidated Statements of Cash Flows
                   Six months ended June 30, 1998 and 1997                                    5

              Notes to Consolidated Financial Statements                                      6

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                        9

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                      20

Item 4.       Submission of Matters to a Vote of Security Holders                            20

Item 5.       Other Information                                                              21

Item 6.       Exhibits and Reports on Form 8-K                                               21

Signatures                                                                                   22

PART I.   FINANCIAL INFORMATION

ITEM  1.  CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                     June 30,             December 31,
                                                                      1998                    1997
                                                                  -------------           -------------
                                                                   (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                     $   3,633,930           $   3,619,100
    Short-term investments                                            4,851,893               3,866,007
    Accounts receivable                                               1,561,851               1,024,802
    Inventory                                                         1,700,521               2,046,218
    Prepaid expenses and other current assets                           351,706                 332,193
                                                                  -------------           -------------
Total current assets                                                 12,099,901              10,888,320

Property and equipment, net                                             482,314                 525,077
Long-term investments                                                 1,965,912               5,415,358
Notes receivable from officers                                        1,566,630               2,326,851
Other assets                                                            617,516                  39,899
                                                                  -------------           -------------
Total assets                                                      $  16,732,273           $  19,195,505
                                                                  =============           =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $     615,579           $     562,730
    Accrued compensation and benefits                                   598,551                 758,955
    Accrued clinical trials expense                                   1,632,726               1,210,164
    Accrued professional fees                                           719,000                 818,000
    Other accrued expenses                                              254,042                 121,999
                                                                  -------------           -------------
Total current liabilities                                             3,819,898               3,471,848

Redeemable preferred stock, no par value; 10,000,000
    shares authorized; 661,157 shares issued and
    outstanding                                                       7,100,476                      --

Shareholders' equity:
    Common stock, no par value; 75,000,000 shares
        authorized; 17,405,384 and 17,348,108 shares
        issued and outstanding                                      107,640,116             107,033,516
    Note receivable from former officer                              (5,944,000)             (5,944,000)
    Net unrealized loss on available-for-sale securities                 (2,949)                (17,588)
    Accumulated deficit                                             (95,881,268)            (85,348,271)
                                                                  -------------           -------------
Total shareholders' equity                                           12,912,375              15,723,657
                                                                  -------------           -------------
Total liabilities and shareholders' equity                        $  16,732,273           $  19,195,505
                                                                  =============           =============


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               Three months ended                   Six months ended
                                                    June 30,                            June 30,
                                             1998              1997              1998              1997
                                         ------------      ------------      ------------      ------------
Product revenue                          $    801,290      $    623,080      $  1,355,689      $  1,293,618
Contract revenue                                   --                --           100,000                --
                                         ------------      ------------      ------------      ------------

Total revenue                                 801,290           623,080         1,455,689         1,293,618

Cost of product sales                         203,199           262,913           428,144           524,478
                                         ------------      ------------      ------------      ------------

Gross profit                                  598,091           360,167         1,027,545           769,140

Operating expenses:
     Research and development               2,193,268         2,019,880         4,362,842         4,085,599
     Marketing                              1,306,768           950,314         2,554,782         1,979,452
     General and administrative               954,755           898,256         1,847,974         1,765,297
                                         ------------      ------------      ------------      ------------
Total operating expenses                    4,454,791         3,868,450         8,765,598         7,830,348
                                         ------------      ------------      ------------      ------------

Loss from operations                       (3,856,700)       (3,508,283)       (7,738,053)       (7,061,208)

Interest and investment income, net           151,425           333,672           348,095           846,427
                                         ------------      ------------      ------------      ------------

Net loss                                   (3,705,275)       (3,174,611)       (7,389,958)       (6,214,781)

Deemed dividend on issuance of
      preferred stock                      (3,143,039)               --        (3,143,039)               --
                                         ------------      ------------      ------------      ------------

Net loss attributable to common
     shareholders                        $ (6,848,314)     $ (3,174,611)     $(10,532,997)     $ (6,214,781)
                                         ============      ============      ============      ============

Net loss per share (basic & diluted)     $      (0.44)     $      (0.18)     $      (0.68)     $      (0.36)
                                         ============      ============      ============      ============

Weighted average shares used in
     computing per share amounts           15,495,989        17,174,520        15,480,917        17,354,579
                                         ============      ============      ============      ============



                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Six months ended
                                                                             June 30,
                                                                      1998               1997
                                                                  ------------      ------------
OPERATING ACTIVITIES:
   Net loss attributable to common shareholders                   $(10,532,997)     $ (6,214,781)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                    116,787            76,450
      Deemed dividend on issuance of Series C preferred stock        3,143,039                --
      Changes in operating assets and liabilities:
         Prepaid expenses and other assets                            (586,909)          610,939
         Accounts receivable                                          (537,049)         (948,837)
         Inventory                                                     345,697           152,612
         Accounts payable and other accrued expenses                   184,892          (923,507)
         Accrued clinical trial expense                                422,562           785,785
         Accrued professional fees                                     (99,000)         (461,000)
         Accrued compensation and benefits                            (160,404)         (300,352)
                                                                  ------------      ------------
Net cash used in operating activities                               (7,703,382)       (7,222,691)
                                                                  ------------      ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (74,024)         (222,430)
   Sale of marketable securities, net                                2,478,199         9,534,739
                                                                  ------------      ------------
Net cash provided by investing activities                            2,404,175         9,312,309
                                                                  ------------      ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock & equity line
        financing warrants, net                                        606,600         1,050,354
   Proceeds from issuance of Series C preferred stock &
        warrants, net                                                3,957,437                --
   Payment on notes receivable from officer                            750,000                --
   Repurchase of common stock                                               --        (4,267,249)
                                                                  ------------      ------------
Net cash provided by (used in) financing activities                  5,314,037        (3,216,895)
                                                                  ------------      ------------

Net Increase (decrease) in cash and cash equivalents                    14,830        (1,127,277)
Cash and cash equivalents, beginning of period                       3,619,100         4,642,590
                                                                  ------------      ------------
Cash and cash equivalents, end of period                          $  3,633,930      $  3,515,313
                                                                  ============      ============

Supplemental disclosures of non-cash financing activities:
     Deemed dividend on issuance of Series C preferred stock      $  3,143,039                --
     Warrants attributable to Series C preferred stock            $    245,000                --
     Warrants attributable to equity line financing               $    460,000                --


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 1997. Certain items in the financial statements have been reclassified to conform to current quarter presentation. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim results are not necessarily indicative of results for subsequent interim periods or for the full year.

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

3. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. For the three-month periods ended June 30, 1998 and 1997, total comprehensive loss attributable to common shareholders amounted to $(6,851,263) and $(3,311,934), respectively. For the six-month periods ended June 30, 1998 and 1997, total comprehensive loss attributable to common shareholders amounted to $(10,535,946) and $(6,352,104), respectively.

4. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact, if any, on SFAS 131 disclosures, but does not believe the disclosures are material.

5. The following is a summary of available-for sale securities at June 30, 1998:


                                                       Available-for-Sale Securities
                                 -------------------------------------------------------------
                                                   Gross             Gross          Estimated
                                                 Unrealized       Unrealized           Fair
                                    Cost            Gains            Losses            Value
                                 -----------     -----------      -----------      -----------
       U.S. Government &
          Agency obligations     $ 2,211,191     $    23,555      $   (19,333)     $ 2,215,413
       Corporate obligations       4,548,894          36,327          (33,039)       4,552,182
       Corporate securities           75,000           6,410          (31,200)          50,210
                                 -----------     -----------      -----------      -----------
                                 $ 6,835,085     $    66,292      $   (83,572)     $ 6,817,805
                                 ===========     ===========      ===========      ===========


       The amortized cost and estimated fair value of available-for-sale securities at June 30, 1998 by contractual maturity are shown below.


                                                                  Estimated
                                                                    Fair
                                                     Cost           Value
                                                  ----------     ----------
       Due in one year or less                    $4,826,574     $4,801,683
       Due after one year through three years      1,933,511      1,965,912
                                                  ----------     ----------
                                                   6,760,085      6,767,595
       Corporate securities                           75,000         50,210
                                                  ----------     ----------
                                                  $6,835,085     $6,817,805
                                                  ==========     ==========


6.     The following is a summary of inventories at June 30, 1998:

       Raw materials      $1,514,262
       Finished goods        186,259
                          ----------
                          $1,700,521
                          ==========

7. For the six months ended June 30, 1998, one customer in China accounted for 73% of the Company's product sales. Such customer represents 86% of the accounts receivable balance at June 30, 1998. Such receivables are currently being paid on time; however, payments have been delayed in the past and may slow in the future. At June 30, 1998, the Company had allowances for bad debts of $70,000. If collection of outstanding accounts receivable do not remain favorable, it may be necessary to further increase related allowances for bad debts.

8. In April 1998, the Company sold 661,157 shares of Series C preferred stock at $6.05 per share and received $3,712,000 in net proceeds from the offering. The preferred stock is convertible into common stock on a scheduled basis over the next five years at prices based on the market price of the common stock during a pricing period preceding conversion. In conjunction with the offering, the Company granted to the investors warrants to purchase 100,000 shares of common stock. These warrants are exercisable during the five-year period ending March 2003 at an exercise price of $5.67 per share. In the second quarter ended June 30, 1998, the Company recognized a deemed dividend in the amount of $3,143,000 in connection with the issuance of the Series C preferred stock. This amount increased the net loss and net loss per share attributable to common shareholders and was calculated as required by the SEC.

9. In April 1998, the Company entered into an agreement with Sclavo S.p.A., an international pharmaceutical company, to acquire its marketing approval for ZADAXIN thymosin alpha 1 in Italy as an influenza vaccine adjuvant. This agreement also included a marketing application for use of ZADAXIN to treat non-small cell lung cancer, as well as all of Sclavo's development and marketing rights to ZADAXIN in Italy, Spain and Portugal. Under the agreement, which is subject to certain standard closing conditions, the purchase price includes $296,000 in cash, the issue of 375,000 shares of the Company's common stock, and two-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.125 per share. As of June 30, 1998, the agreement had not closed.

10. In June 1998, the Company entered into an agreement with an institutional investor for an equity line which allows the Company to access up to $32 million through sales of its common stock over a two-year period, subject to certain limitations. The decision to draw any funds and the timing for any such draw is solely at the Company's discretion. The Company is not obligated to draw any minimum amount under the equity line. The agreement provides that the Company, at its option, can obtain up to $4,000,000 per quarter for two years through sales of its common stock. Should the Company elect to draw upon the equity line, any shares sold will be at a 3% discount to the average sale price of the Company's common stock over a specified period of time prior to the date of each sale. As a commitment fee to the investor, the Company issued a five-year warrant to purchase 200,000 shares of its common stock at an exercise price of $5.53 per share. Up to 300,000 additional warrants to purchase common stock at no less than $5.53 per share will be issued to the investor based upon the number of shares of common stock purchased by the investor each calendar year during the term of the financing. Draws under the equity line are subject to the satisfaction of certain conditions, including registration of the investor's resale of the shares, a minimum trading price per share, volume limitations, and limitations on the number of shares of the Company's common stock the investor may hold at any point in time. No assurances can be given that the Company will be able to obtain funds when and if it desires to do so.

11. In December 1997, the Company and Alpha 1 Biomedicals, Inc. ("A1B") entered into an Asset Purchase Agreement pursuant to which the Company will acquire A1B's worldwide rights to thymosin alpha 1 and eliminate the Company's and its current and future sublicensee's royalty obligations to A1B with respect to future sales of thymosin alpha 1. This agreement was approved by A1B's stockholders at A1B's 1988 Annual Meeting of Stockholders in July 1998. In accordance with the agreement, the Company has agreed to issue to A1B up to 600,000 shares of common stock and lend A1B up to $280,000 to A1B in exchange for the assets described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following material contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such forward-looking statements include those which management has identified with an asterisk (*). Such forward-looking statements are subject to risks and uncertainties, including those identified in Factors That May Affect Future Operating Results elsewhere herein and in the Company's Annual Report on Securities and Exchange Commission Form 10-K for the year ended December 31, 1997. These risks and uncertainties include (i) the Company's current reliance on a single product, ZADAXIN(R) thysmosin alpha 1, for its revenues, (ii) the absence of regulatory approval for ZADAXIN in major pharmaceutical markets,
(iii) the expensive, time consuming and uncertain regulatory approval process,
(iv) risks associated with the manufacture and supply of ZADAXIN, (v) competition from competing therapies, (vi) market acceptance of the Company's products, (vii) uncertainties regarding the outcome of the Company's efforts to develop and commercialize additional products, including CPX and (viii) the need for additional funds and a strategic partner for the commencement of additional trials for ZADAXIN and CPX, as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

         The Company is a global biopharmaceutical company that acquires, develops and commercializes specialist-oriented drugs for treating chronic and life-threatening diseases such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Currently, the Company has two drugs in clinical development, ZADAXIN for hepatitis B, hepatitis C, cancer and immune system disorders, and CPX for cystic fibrosis. The Company also has other drug candidates in preclinical development. To date, the Company's principal focus has been the development and commercialization of ZADAXIN and the development of CPX.

         From commencement of operations through June 30, 1998, the Company incurred a cumulative net loss of approximately $95.9 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities.* The Company's ability to achieve profitable operations is primarily dependent on increasing ZADAXIN sales in approved markets, securing regulatory approvals for ZADAXIN in additional countries and successfully launching ZADAXIN, if approved, in such countries. In addition, other factors may also impact the Company's ability to achieve a profitable level of operations such as spending associated with successful development of ZADAXIN and CPX in major pharmaceutical markets, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will be able to attain these objectives or that the Company will ever achieve a profitable level of operations.

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

RESULTS OF OPERATIONS

         Total revenue was approximately $801,000 and $1,456,000 for the three-month and six-month periods ended June 30, 1998, respectively as compared to approximately $623,000 and $1,294,000 for the corresponding periods in 1997. For the six months ended June 30, 1998, $1,356,000 of total revenue was derived from ZADAXIN product sales and $100,000 from a research grant from the U.S. Food and Drug Administration. For the three months ended June 30, 1998, all of the $801,000 total revenue was related to ZADAXIN product sales. Currently, ZADAXIN has been approved for marketing in Argentina, Italy, Kuwait, the People's Republic of China, Peru, the Philippines and Singapore. For the three months ended June 30, 1998, one customer in China accounted for 73% of the Company's product sales. The Company's accounts receivable collections in China are typically 180 days or longer. Such customer represents 86% of the accounts receivable balance at June 30, 1998. Such receivables are currently being paid on time; however, payments have been delayed in the past and may slow in the future. At June 30, 1998, the Company had allowances for bad debts of $197,000. If collection of outstanding accounts receivable do not remain favorable, it may be necessary to increase related allowances for bad debts. The Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries.* As a result, the Company expects product revenue to increase in 1998 and beyond, upon the commencement of the commercial launch of ZADAXIN in additional markets once regulatory approvals are secured.* The level of such product revenue increase, if any, is dependent upon increased ZADAXIN market penetration in the Company's existing approved markets, additional ZADAXIN marketing approvals and the successful launch of ZADAXIN in new markets. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will ever achieve significant levels of product revenue or that the Company will receive additional ZADAXIN market approvals.

         Cost of sales was approximately $203,000 and $428,000 for the three-month periods and six-month periods ended June 30, 1998, respectively as compared to approximately $263,000 and $524,000 for the corresponding periods in 1997. The decrease is attributable to decreased payroll costs and travel expenses. The Company expects cost of sales to vary from quarter to quarter, dependent upon the level of product revenue, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

         Research and development expenses were approximately $2,193,000 and $4,363,000 for the three-month periods and six-month periods ended June 30, 1998, respectively as compared to approximately $2,020,000 and $4,086,000 for the corresponding periods in 1997. The increase in the three-month period is primarily attributable to license fees associated with the acquisition of Sclavo S.p.A.'s rights to thymosin alpha 1 and increased consulting fees offset by decreased clinical expenses and payroll costs. The increase in the six-month period is primarily attributable to license fees associated with the proposed acquisition of rights to thymosin alpha 1 from Alpha 1 Biomedicals, Inc. and Sclavo S.p.A. and increased consulting fees, partially offset by decreased payroll costs and clinical trial expenses. The Company recently completed its CPX Phase 1 clinical study in the United States and plans to start a Phase 2 clinical trial in the third quarter of this year.* In addition, the Company is pursuing a corporate partnering arrangement with a major pharmaceutical company for a phase 3 development of the combination of ZADAXIN plus interferon for hepatitis C in the U.S. and Europe.* The initiation and continuation of these programs by the Company had and will continue to have a significant effect on the Company's research and development expenses in the future and will require the Company to seek additional capital resources.* In general, the Company expects product research and development expenses to increase over the next several years and to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, entering into one or more corporate partnering arrangements, acquiring product rights, and expanding regulatory activities.*

         Marketing expenses were approximately $1,307,000 and $2,555,000 for the three-month periods and six-month periods ended June 30, 1998, respectively as compared to approximately $950,000 and $1,979,000 for the corresponding periods in 1997. The increase relates to increased payroll costs, travel and entertainment and promotional materials expenses associated with the expansion in its approved markets offset by decreased conference and seminar costs. The Company expects marketing expenses to increase significantly in the next several quarters and years as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.*

         General and administrative expenses were approximately $955,000 and $1,848,000 for the three-month periods and six-month periods ended June 30, 1998, respectively as compared to approximately $898,000 and $1,765,000 for the corresponding periods in 1997. The increase is attributable to increased general office and travel expenses and fees for professional services, offset by decreased payroll costs. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities and resources to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.*

         Net interest and investment income was approximately $151,000 and $348,000 for the three-month periods and six-month periods ended June 30, 1998, respectively as compared to approximately $334,000 and $846,000 for the corresponding periods in 1997. The decrease primarily resulted from decreased interest and investment income due to lower average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had approximately $10,452,000 in cash, cash equivalents and liquid short and long-term investments.

         Net cash used by the Company in operating activities amounted to approximately $7,703,000 for the six-month period ended June 30, 1998. Net cash used in operating activities in the 1998 period is greater than the Company's net loss attributable to common shareholders for such period due to increases in accounts receivable and payments to third parties for goods and services and to employees for compensation and benefits. These uses of cash were offset by non-cash charges associated with depreciation and amortization, a deemed dividend on issuance of preferred stock, decreases in inventory and prepayments of certain future expenses and increases in amounts owed to third parties for clinical trials. Net cash used by the Company in operating activities amounted to approximately $7,223,000 for the six-month period ended June 30, 1997. Net cash used in operating activities in the 1997 period is greater than the Company's net loss for such period primarily due to increases in accounts receivable associated with sales from the Company's launch of ZADAXIN in its approved markets and increases in payments to third parties for goods and services and to employees for compensation and benefits. These uses of cash were offset by non-cash charges associated with depreciation and amortization and increases in amounts owed to third parties for clinical trials.

         Net cash provided by investing activities amounted to approximately $2,404,000 for the six-month period ended June 30, 1998 related to the net sale of approximately $2,478,000 of marketable securities offset by the purchase of approximately $74,000 in equipment and furniture. Net cash provided by investing activities amounted to approximately $9,313,000 for the six-month period ended June 30, 1997 related to the net sale of approximately $9,535,000 of marketable securities offset by the purchase of $222,000 in equipment and furniture.

         Net cash provided by financing activities for the six-month period ending June 30, 1998 amounted to approximately $5,314,000, consisting of a partial repayment of $750,000 on a note receivable from an officer, approximately $3,957,000 in net proceeds received from the issuance of Series C preferred stock and warrants and approximately $607,000 in net proceeds received from the issuance of warrants under the Company's equity line and issuance of common stock under the Company's stock option plan and employee stock purchase plan. Net cash provided by financing activities for the six-month period ending June 30, 1997 primarily consisted of approximately $1,050,000 in proceeds received from the issuance of common stock from the exercise of outstanding warrants and under the Company's stock option plan, offset by repurchases of the Company's common stock under the Company's approved stock repurchase plan of approximately $4,267,000.

         Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations at least through June 1999.* In April 1998, the Company concluded an offering of Series C preferred stock with net proceeds of $3,712,000. In June 1998, the Company entered into an agreement with an institutional investor for an equity line which allows the Company to access up to $32 million through sales of its common stock over a two-year period, subject to certain limitations. The Company is pursuing corporate partnering and other opportunities to increase its capital resources.* If one or more of such other opportunities occurred, the Company would consider accelerating drug development activities, including clinical trials.* However, the Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. If the Company cannot eventually generate sufficient funds from operations or its equity line, it will need to raise additional public or private financing in the near future. There can be no assurance that such financing will be available on acceptable terms and on a timely basis, if at all.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Dependence on ZADAXIN and CPX. The Company's principal drug development efforts are currently focused primarily on ZADAXIN and CPX. Clinical trials of ZADAXIN sponsored by the Company and/or other parties are currently in progress or planned and favorable results from such trials will be necessary to gain regulatory approval in major pharmaceutical markets. Sales of ZADAXIN commenced in 1997 but are not material at this time. While ZADAXIN has been approved for commercial sale for treatment of hepatitis B in the People's Republic of China, Kuwait, Peru, the Philippines and Singapore, no assurance can be given that ZADAXIN approvals will be obtained in additional countries or for the treatment of additional indications, such as hepatitis C or cancer, in a timely fashion or at all. The Company's launch of ZADAXIN in the People's Republic of China, the Philippines and Singapore is the first commercial introduction of ZADAXIN by the Company, and no assurance can be given that commercialization of ZADAXIN will prove successful. The Company has not yet launched ZADAXIN in Argentina, Italy, Kuwait or Peru and no assurance can be given that future launches of ZADAXIN will prove successful in these countries or in any additional countries. Future sales of ZADAXIN will depend on market acceptance and successful distribution. In particular, although the People's Republic of China has the highest hepatitis B prevalence rate in the world, the low average income and poorly developed distribution infrastructure present ongoing challenges to successful commercialization of ZADAXIN in that market. Because the Company currently relies on ZADAXIN as its sole source of revenue, the failure to demonstrate the drug's efficacy in future clinical trials, obtain additional marketing approvals or commercialize the drug successfully would have a material adverse effect on the Company.

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

         No History of Significant Revenues; Continuing Operating Losses. The Company has only recently generated revenues from the commercialization of its lead product, ZADAXIN, and there is substantial uncertainty regarding the timing and amount of any future revenues and whether such future revenues will be material. The Company cannot predict when or if marketing approvals for CPX will be obtained or additional marketing approvals for ZADAXIN will be obtained. Even if such approvals are obtained, there can be no assurance that ZADAXIN and CPX will be commercialized successfully. The Company has experienced significant operating losses since its inception and has a substantial accumulated deficit. The Company expects its operating expenses to increase over the next several years as it expands its development, clinical testing and marketing capabilities. The Company's ability to achieve a profitable level of operations is dependent in large part on successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products, entering into a corporate partnering arrangement for phase 3 development of the combination of ZADAXIN plus interferon for hepatitis C in the U.S. and Europe, entering into other agreements for product development and commercialization, where appropriate, and continuing to expand from development into successful marketing. There can be no assurance that the Company will ever achieve a profitable level of operations.

         Future Capital Needs; Uncertainty of Additional Financing. Since inception, the Company has financed its operations primarily through sales of equity securities. The Company will need to obtain additional financing through sales of equity securities to support its long-term product development and commercialization programs. The Company believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations at least through June 1999.* The Company is considering corporate partnering and other opportunities to increase its capital resources. However, the Company's future capital requirements will depend on many factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing and cost of regulatory approvals, patent costs, competing technological and market developments, the nature of existing and future collaborative relationships, and the Company's ability to establish development, sales, manufacturing and marketing arrangements. If additional funds are raised by the Company through the issuance of equity securities or securities convertible into or exercisable for equity securities, the percentage ownership of the then current shareholders of the Company will be reduced. The Company may issue a series of Preferred Stock with rights, preferences and privileges senior to those of the Company's Common Stock. There can be no assurance that such financing will be available on acceptable terms or a timely basis, if at all. The unavailability or timing of financing could prevent or delay the Company's long-term product development and commercialization programs and may require curtailment of operations of the Company.

         Dilution; Shares eligible for Future Sale. Pursuant to the equity line, the Company may issue to an institutional investor up to $4.0 million of Common Stock during its each of eight consecutive three-month investment periods (or $32 million in the aggregate) at a price equal to 97% of the lowest reported sale price during the four days immediately preceding the notice of purchase delivered by the investor to the Company. Issuances, if any, of Common Stock pursuant to the equity line would have a dilutive effect on existing holders of Common Stock. In connection with the equity line, the Company also issued to the institutional investor the Warrant to purchase 200,000 shares of Common Stock at $5.53 per share and may issue warrants to purchase up to an additional 300,000 shares of Common Stock at a price equal to 150% of weighted average purchase price of the Common Stock purchased during the year with respect to which the additional warrant is issued. The resale by the investor of the Common Stock that it acquires could depress the market price of the Common Stock. Moreover, as all the shares to be issued pursuant to the equity line as well as the shares issuable upon exercise of the warrant and the additional warrants, if any, will be available for immediate resale, the prospects of such sales could further adversely affect the market price for the Common Stock. The Company recently issued shares of Series C Preferred Stock (the "Series C Shares") in a private placement with proceeds of $4,000,000 (before deducting offering expenses). Under certain conditions each Series C Share may convert into substantially more than one share of the Company's Common Stock. If such events were to occur, the conversion of the Series C Shares would have a dilutive effect on the common shareholders.

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

         Foreign Sales and Operations. The Company's financial condition in the near term will be highly dependent on ZADAXIN sales in foreign jurisdictions, where sales and operations are subject to inherent risks, including difficulties and delays in obtaining pricing approvals and reimbursement, unexpected changes in regulatory requirements, tariffs and other barriers, political instability, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potential adverse tax consequences. Certain foreign countries regulate pricing of pharmaceuticals and such regulation may result in prices significantly below those that would prevail in a free market. The majority of the Company's current sales are to customers in the People's Republic of China where the Company's accounts receivable collections are typically 180 days or greater. Such collections to date are now being paid on time; however, these payments may slow in the future.

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

         Manufacturing. The Company has entered into contract manufacturing and supply agreements to source ZADAXIN and CPX. The Company has experienced delays of supply of thymosin alpha 1 bulk drug in the past and could do so again in the future. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. While the Company believes it has and will be able in the future to establish manufacturing relationships with experienced suppliers capable of meeting the Company's needs, there can be no assurance that the Company will establish long term manufacturing relationships with suppliers or that these suppliers will prove satisfactory. The Company currently has vialing and packaging supply agreements in effect and has a sufficient supply of finished thymosin alpha 1 for the near term. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials. Such interruptions could also delay commercialization of the Company's products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company.

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

         Product Liability; Absence of Insurance. The Company's business will expose it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products, and there can be no assurance that product liability claims will not be asserted against the Company. Product liability insurance for the pharmaceutical products, and there can be no assurance that product liability claims will not be asserted against the Company. Product liability insurance for the pharmaceutical industry generally is expensive to the extent that it is available at all. The Company has product liability insurance coverage for clinical trials and commercial sales. However, there can be no assurance that a product liability claim would not adversely affect the business or financial condition of the Company.

         Preferred Stock. The Company's Board of Directors has the authority to issue additional series of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the Company's shareholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

         Under certain conditions, each Series C Share may convert into substantially more than one share of the Company's Common Stock. If such events were to occur, the conversion of the Series C Shares would have a dilutive effect on the common shareholders.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Recent Sales of Unregistered Securities

         On April 1, 1998, the Company issued and sold 661,157 shares of Series C Convertible Preferred Stock ("Preferred Stock") at $6.05 per share to three institutional investors, and received $3,712,000 in net proceeds from the offering. The Preferred Stock is convertible into Common Stock on a scheduled basis over the next five years at prices based on the market price of the Common Stock during a pricing period preceding conversion. In conjunction with the offering, the Company granted to the investors warrants to purchase 100,000 shares of common stock. These warrants are exercisable during the five-year period ending March 2003 at an exercise price of $5.67 per share. Such securities were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemptions provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 26, 1998 to elect five (5) directors, to approve an amendment to the Company's 1995 Equity Incentive Plan, and to ratify the appointment of the independent auditors of the Company.

         At the Annual Meeting, all of the nominees were elected as follows:

                                             Votes
                                           ----------
                                      For            Withheld
                                   ----------        -------
         Jere E Goyan, Ph.D.       12,212,941        841,007
         Donald R. Sellers         12,218,135        835,813
         John D. Baxter, M.D.      12,220,391        833,557
         Edwin C. Cadman,  M.D.    12,216,031        837,917
         Rolf H. Henel             12,218,179        835,769

         The shareholders also approved an amendment to the Company's 1995 Equity Incentive Plan to increase by 1,500,000 the maximum number of shares of common stock that may be issued under such plan with voting as follows:
2,432,462 for; 1,583,365 against; 49,600 abstaining; and 8,988,521 broker non-votes.

         The shareholders also ratified the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1998 with voting as follows: 12,956,040 for; 61,816 against; and 36,092 abstaining.

ITEM 5. OTHER INFORMATION

Shareholder Proposals

         Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, the Company's proxy for its 1999 Annual Meeting of Shareholders may confer discretionary authority to vote on any proposal submitted by a shareholder if written notice of such proposal is not received by Shawn K. Singh, SciClone Pharmaceuticals, Inc., 901 Mariners Island Boulevard, San Mateo, California 94404, on or before April 14, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits


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

               10.24 Structured Equity Line Flexible Financing Agreement by and between the Company and Cheyenne LLC dated as of June 30, 1998.

               10.25 Warrant to purchase up to 200,000 shares of Common Stock of the Company issued to Cheyenne LLC dated June 30, 1998.

               10.26 Registration Rights Agreement by and between the Company and Cheyenne LLC dated as of June 30, 1998.

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


                                        SCICLONE PHARMACEUTICALS, INC.
                                                 (Registrant)



Date:   August 14, 1998                        Donald R. Sellers
                             ---------------------------------------------------
                                               Donald R. Sellers
                                            Chief Executive Officer
                                         (Principal Executive Officer)


Date:   August 14, 1998                            Diane Lee
                             ---------------------------------------------------
                                                   Diane Lee
                                        Director, Corporate Finance and
                                                Administration
                                  (Principal Financial & Accounting Officer)