Form 10-Q
period 1998-09-30
SCICLONE PHARMACEUTICALS INC
filed 1998-11-17
CIK 880771

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number:  0-19825


                         SCICLONE PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                        CALIFORNIA                                    94-3116852
(State or other jurisdiction of incorporation or organization)     (I.R.S. employer
                                                                  identification no.)


901 MARINERS ISLAND BLVD., SUITE 205, SAN MATEO, CALIFORNIA            94404
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

                    Yes       X            No
                        -------------         -------------

     As of November 13, 1998, 20,199,471 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.



                                      INDEX

PART I.     FINANCIAL INFORMATION                                               PAGE NO.
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets
                 September 30, 1998 and December 31, 1997                          3

            Consolidated Statements of Operations
                 Three and nine months ended September 30, 1998 and 1997           4

            Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1998 and 1997                     5

            Notes to Consolidated Financial Statements                             6

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               9

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                             20

Item 6.     Exhibits and Reports on Form 8-K                                      21

Signatures                                                                        22

PART I.  FINANCIAL INFORMATION

ITEM  1. CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                            September 30,      December 31,
                                                                 1998              1997
                                                            -------------     -------------
                                                             (unaudited)
Current assets:
    Cash and cash equivalents                               $   2,358,516     $   3,619,100
    Short-term investments                                      3,032,388         3,866,007
    Accounts receivable                                         1,663,273         1,024,802
    Inventory                                                   1,490,298         2,046,218
    Prepaid expenses and other current assets                   1,047,285           332,193
                                                            -------------     -------------
Total current assets                                            9,591,760        10,888,320

Property and equipment, net                                       432,043           525,077
Long-term investments                                           1,527,968         5,415,358
Notes receivable from officers                                  1,562,050         2,326,851
Other assets                                                    2,579,760            39,899
                                                            -------------     -------------
Total assets                                                $  15,693,581     $  19,195,505
                                                            -------------     -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                        $     487,549     $     562,730
    Accrued compensation and benefits                             625,043           758,955
    Accrued clinical trials expense                             2,149,536         1,210,164
    Accrued professional fees                                     900,250           818,000
    Other accrued expenses                                        191,865           121,999
                                                            -------------     -------------
Total current liabilities                                       4,354,243         3,471,848

Redeemable preferred stock, no par value; 10,000,000
    shares authorized; 570,108 shares issued and
    outstanding                                                 6,156,398                --

Shareholders' equity:
    Common stock, no par value; 75,000,000 shares
        authorized; 18,706,085 and 17,348,108 shares
        issued and outstanding                                111,161,841       107,033,516
    Note receivable from former officer                        (5,944,000)       (5,944,000)
    Net unrealized gain (loss) on available-for-sale
        securities                                                 34,717           (17,588)
    Accumulated deficit                                      (100,069,618)      (85,348,271)
                                                            -------------     -------------
Total shareholders' equity                                     11,339,338        15,723,657
                                                            -------------     -------------
Total liabilities and shareholders' equity                  $  15,693,581     $  19,195,505
                                                            =============     =============



                  See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    Three months ended                 Nine months ended
                                                       September 30,                     September 30,
                                                  1998              1997              1998             1997
                                              ------------     -----------        ------------     -------------
Product revenue                               $  1,005,698     $   673,499        $  2,361,387     $   1,967,117
Contract revenue                                        --              --             100,000                --
                                              ------------     -----------        ------------     -------------
Total revenue                                    1,005,698         673,499           2,461,387         1,967,117

Cost of product sales                              252,760         263,861             680,904           788,339
                                              ------------     -----------        ------------     -------------
Gross profit                                       752,938         409,638           1,780,483         1,178,778

Operating expenses:
  Research and development                       2,131,791       2,383,822           6,494,633         6,469,421
  Special research and development charges         708,363              --             708,363                --
  Marketing                                      1,307,104       1,017,447           3,861,886         2,996,899
  General and administrative                       925,571         884,455           2,773,545         2,649,752
                                              ------------     -----------        ------------     -------------
Total operating expenses                         5,072,829       4,285,724          13,838,427        12,116,072
                                              ------------     -----------        ------------     -------------

Loss from operations                            (4,319,891)     (3,876,086)        (12,057,944)      (10,937,294)

Interest and investment income, net                131,541         358,522             479,636         1,024,949
                                              ------------     -----------        ------------     -------------

Net loss                                        (4,188,350)     (3,517,564)        (11,578,308)       (9,732,345)

Deemed dividend on issuance of
   preferred stock                                      --              --          (3,143,039)               --
                                              ------------     -----------        ------------     -------------

Net loss attributable to common
   shareholders                               $ (4,188,350)    $(3,517,564)       $(14,721,347)    $   (9,732,345)
                                              ============     ===========        ============     ==============
Net loss per share (basic & diluted)          $      (0.26)    $     (0.22)       $      (0.94)    $        (0.58)
                                              ============     ===========        ============     ==============

Weighted average shares used in
   computing per share amounts                  15,954,322      15,796,713          15,640,453        16,829,584
                                              ============     ===========        ============     =============



                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Nine months ended
                                                                                  September 30,
                                                                               1998               1997
                                                                          --------------- ---------------
OPERATING ACTIVITIES:
Net loss attributable to common shareholders                              $(14,721,347)     $ (9,732,345)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                            170,247            90,614
      Deemed dividend on issuance of Series C preferred stock                3,143,039                --
      Acquisition of product rights                                            708,363                --
      Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                  (1,866,164)        1,591,179
         Accounts receivable                                                  (638,471)       (1,145,782)
         Inventory                                                             555,920           494,398
         Accounts payable and other accrued expenses                            (5,315)         (942,709)
         Accrued clinical trial expense                                        939,372            67,617
         Accrued professional fees                                              82,250        (1,011,000)
         Accrued compensation and benefits                                    (133,912)           16,409
                                                                          ------------      ------------
Net cash used in operating activities                                      (11,766,018)      (10,571,619)
                                                                          ------------      ------------
INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (77,213)         (203,032)
   Sale of marketable securities, net                                        4,576,439        18,346,517
                                                                          ------------      ------------
Net cash provided by investing activities                                    4,499,226        18,143,485
                                                                          ------------      ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                      221,730         1,099,465
   Proceeds from issuance of equity line financing warrants, net               342,041                --
   Proceeds from issuance of Sclavo warrants, net                              735,000                --
   Proceeds from issuance of Series C preferred stock & warrants, net        3,957,437                --
   Note receivable from former officer                                              --        (6,024,885)
   Payment on notes receivable from officer                                    750,000                --
   Repurchase of common stock                                                       --        (4,267,249)
                                                                          ------------      ------------
Net cash provided by (used in) financing activities                          6,006,208        (9,192,669)
                                                                          ------------      ------------
Net decrease in cash and cash equivalents                                   (1,260,584)       (1,620,803)
Cash and cash equivalents, beginning of period                               3,619,100         4,642,590
                                                                          ------------      ------------
Cash and cash equivalents, end of period                                  $  2,358,516      $  3,021,787
                                                                          ============      ============

Supplemental disclosures of non-cash financing activities:
     Deemed dividend on issuance of Series C preferred stock              $  3,143,039      $         --
     Warrants attributable to Series C preferred stock                         245,000                --
     Warrants attributable to equity line financing                            460,000                --
     Warrants attributable to Sclavo acquisition rights                        735,000                --
     Conversion of Series C preferred stock to common stock                    944,078                --
     Common stock issued to acquire product rights                           1,885,476                --



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

3. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. For the three-month periods ended September 30, 1998 and 1997, total comprehensive loss attributable to common shareholders amounted to $(4,153,633) and $(3,621,766), respectively. For the nine-month periods ended September 30, 1998 and 1997, total comprehensive loss attributable to common shareholders amounted to $(14,686,630) and $(9,836,547), respectively.

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

5. The following is a summary of available-for sale securities at September 30, 1998:

                                                Available-for-Sale Securities
                                   ---------------------------------------------------
                                                   Gross         Gross       Estimated
                                                Unrealized    Unrealized       Fair
                                       Cost        Gains        Losses         Value
                                   ----------   ----------    ----------    ----------
         U.S. Government &
            Agency obligations     $  993,028    $  20,847    $      --     $1,013,875
         Corporate obligations      3,542,447       40,669      (36,635)     3,546,481
                                   ----------    ---------    ----------    ----------
                                   $4,535,475    $  61,516    $ (36,635)    $4,560,356
                                   ==========    =========    ==========    ==========


          The amortized cost and estimated fair value of available-for-sale securities at September 30, 1998 by contractual maturity are shown below.

                                                                        Estimated
                                                                           Fair
                                                         Cost              Value
                                                      ----------        ----------
         Due in one year or less                      $3,042,823        $3,032,388
         Due after one year through three years        1,492,652         1,527,968
                                                      ----------        ----------
                                                      $4,535,475        $4,560,356
                                                      ==========        ==========


6.   The following is a summary of inventories at September 30, 1998:

         Raw materials         $1,465,637
         Finished goods            24,661
                               ----------
                               $1,490,298
                               ==========


7. For the nine months ended September 30, 1998, one customer in China accounted for 49% of the Company's product sales. Such customer represents 67% of the accounts receivable balance at September 30, 1998. Such receivables are currently being paid on time. As of September 30, 1998, the Company had $36,000 as an allowance for bad debts.

8. In April 1998, the Company sold 661,157 shares of Series C preferred stock at $6.05 per share and received $3,712,000 in net proceeds from the offering. The preferred stock is convertible into common stock at any time over the next five years at prices based on the market price of the common stock during a pricing period preceding conversion. During the third quarter ended September 30, 1998, 91,049 shares of Series C preferred stock were converted into 467,969 shares of common stock. Through November 13, 1998, an additional 274,513 shares of Series C preferred stock were converted into 1,366,350 shares of common stock. In conjunction with the offering, the Company granted to the investors warrants to purchase 100,000 shares of common stock. These warrants are exercisable during the five-year period ending March 2003 at an exercise price of $5.67 per share. In the second quarter ended June 30, 1998, the Company recognized a deemed dividend in the amount of $3,143,000 in connection with the issuance of the Series C preferred stock. This amount increased the net loss and net loss per share attributable to common shareholders and was calculated as required by the SEC.

 9. In September 1998, the Company closed an agreement with Sclavo S.p.A. ("Sclavo"), an international pharmaceutical company, to acquire Sclavo's marketing approval for ZADAXIN thymosin alpha 1 in Italy as an influenza vaccine adjuvant, a marketing application in Italy for use of ZADAXIN to treat non-small cell lung cancer, as well as all of Sclavo's development and marketing rights to ZADAXIN in Italy, Spain and Portugal. The purchase price consisted of $296,875 in cash, 375,000 shares of the Company's common stock, and warrants to purchase 375,000 shares of common stock at an exercise price of $4.125 per share. In connection with this agreement, the Company has estimated the value of these rights to be $1,401,000, which have been capitalized as other assets in the third quarter ended September 30, 1998.

10. In June 1998, the Company entered into an agreement with an institutional investor for an equity line which allows the Company to access up to $32 million through sales of its common stock over a two-year period, subject to certain limitations. The decision to draw any funds and the timing for any such draw is solely at the Company's discretion. The Company is not obligated to draw any minimum amount under the equity line. The agreement provides that the Company, at its option, can obtain up to $4,000,000 per quarter for two years through sales of its common stock. Should the Company elect to draw upon the equity line, any shares sold will be at a 3% discount to the average sale price of the Company's common stock over a specified period of time prior to the date of each sale. As a commitment fee to the investor, the Company issued a five-year warrant to purchase 200,000 shares of its common stock at an exercise price of $5.53 per share. Up to 300,000 additional warrants to purchase common stock at no less than $5.53 per share will be issued to the investor based upon the number of shares of common stock purchased by the investor each calendar year during the term of the financing. Draws under the equity line are subject to the satisfaction of certain conditions, including registration of the investor's resale of the shares, a minimum trading price per share, volume limitations, and limitations on the number of shares of the Company's common stock the investor may hold at any point in time. Unless the Company and the investor agree otherwise, the facility is not available when the Company's stock is trading at less than $1.50 per share. Further the amount available under the line is subject to a formula and the amount available in any quarter could be minimal. No assurances can be given that the Company will be able to obtain necessary funds under the equity line when and if it desires to do so.

11. In July 1998, the Company and Alpha 1 Biomedicals, Inc. ("A1B") closed an Asset Purchase Agreement pursuant to which the Company acquired A1B's worldwide rights to ZADAXIN and eliminated the Company's and its current and future sublicensee's royalty obligations to A1B with respect to future sales of thymosin alpha 1. This agreement was approved by A1B's stockholders at A1B's 1988 Annual Meeting of Stockholders in July 1998. In accordance with the agreement, the Company has issued to A1B 549,703 shares of common stock (444,115 shares issued in July 1998 and 105,588 shares issued in October 1998) and loaned to A1B $210,000 in exchange for the assets described above. The Company may be required to issue to A1B an additional 50,297 shares under the agreement. In connection with this agreement, the Company has estimated the value of these rights to be $708,000, which have been capitalized as other assets and has also recognized a special research and development charge of $708,000 during the third quarter ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following material contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such forward-looking statements include those which management has identified with an asterisk (*). Such forward-looking statements are subject to risks and uncertainties, including those identified in Factors That May Affect Future Operating Results elsewhere herein and in the Company's Annual Report on Securities and Exchange Commission Form 10-K for the year ended December 31, 1997. These risks and uncertainties include (i) the Company's current reliance on a single product, ZADAXIN(R) thymosin alpha 1, for its revenues, (ii) the absence of regulatory approval for ZADAXIN in major pharmaceutical markets,
(iii) the expensive, time consuming and uncertain regulatory approval process,
(iv) risks associated with the manufacture and supply of ZADAXIN, (v) competition from competing therapies, (vi) market acceptance of the Company's products, (vii) uncertainties regarding the outcome of the Company's efforts to develop and commercialize additional products, including CPX and (viii) the need for additional funds and a strategic partner for the commencement of additional trials for ZADAXIN and CPX, as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

     The Company is a global biopharmaceutical company that acquires, develops and commercializes specialist-oriented drugs for treating chronic and life-threatening diseases such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Currently, the Company has two drugs in clinical development, ZADAXIN for hepatitis B, hepatitis C, cancer and immune system disorders, and CPX for cystic fibrosis. The Company also has other drug candidates in preclinical development. To date, the Company's principal focus has been the development and commercialization of ZADAXIN for hepatitis B and hepatitis C and the development of CPX for cystic fibrosis.

     From commencement of operations through September 30, 1998, the Company incurred a cumulative net loss of approximately $101.4 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities.* The Company's ability to achieve profitable operations is primarily dependent on increasing ZADAXIN sales in approved markets, securing regulatory approvals for ZADAXIN in additional countries and successfully launching ZADAXIN, if approved, in such countries. In addition, other factors may also impact the Company's ability to achieve a profitable level of operations such as spending associated with successful development of ZADAXIN and CPX in major pharmaceutical markets, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate. There can be no assurance that the Company will be able to attain these objectives or that the Company will ever achieve a profitable level of operations.

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

RESULTS OF OPERATIONS

     Total revenue was approximately $1,006,000 and $2,461,000 for the three-month and nine-month periods ended September 30, 1998, respectively as compared to approximately $673,000 and $1,967,000 for the corresponding periods in 1997. For the nine months ended September 30, 1998, $2,361,000 of total revenue was derived from ZADAXIN product sales and $100,000 from a research grant from the U.S. Food and Drug Administration. For the three months ended September 30, 1998, all of the $1,006,000 total revenue was related to ZADAXIN product sales. Currently, ZADAXIN has been approved for marketing in Argentina, Italy, Kuwait, Myanmar, the People's Republic of China, Peru, the Philippines and Singapore. For the three months ended September 30, 1998, one customer in China accounted for 49% of the Company's product sales. Such customer represents 67% of the accounts receivable balance at September 30, 1998. The Company's accounts receivable collections in China are currently approximately 150 days and have been trending downward. At September 30, 1998, the Company had allowances for bad debts of $36,000. The Company has filed for approval to market ZADAXIN in several countries and anticipates additional filings in other countries.* As a result, the Company expects product revenue to continue to increase in 1998 and beyond, upon the commencement of the commercial launch of ZADAXIN in additional markets once regulatory approvals are secured.* The level of such product revenue increase, if any, is dependent upon increased ZADAXIN market penetration in the Company's existing approved markets, additional ZADAXIN marketing approvals and the successful launch of ZADAXIN in new markets. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will ever achieve significant levels of product revenue, receive additional ZADAXIN market approvals, or achieve a profitable level of operations.

     Cost of sales was approximately $253,000 and $681,000 for the three-month periods and nine-month periods ended September 30, 1998, respectively as compared to approximately $264,000 and $788,000 for the corresponding periods in 1997. The decrease is attributable to decreased payroll costs, professional services and travel expenses. The Company expects cost of sales to vary from quarter to quarter, dependent upon the level of product revenue, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

     Research and development expenses were approximately $2,840,000 and $7,203,000 for the three-month periods and nine-month periods ended September 30, 1998, respectively as compared to approximately $2,384,000 and $6,469,000 for the corresponding periods in 1997. The increase in the three-month and nine-month periods are primarily attributable to the acquisition of additional rights to ZADAXIN and increased clinical trial expenses partially offset by decreased payroll costs, professional services and travel expenses. In July and September 1998, the Company completed the acquisition of worldwide rights to ZADAXIN by closing transactions with Alpha 1 Biomedicals, Inc. and Sclavo S.p.A., respectively, consisting of $1,885,000 related to the issuance of common stock to the two parties as well as $197,000 in cash. In connection with these agreements, the Company has estimated the value of these rights to be $1,374,000 which have been capitalized as other assets and has also recognized a one-time special research and development charge of $708,000 during the third quarter ended September 30, 1998. The Company started its CPX Phase 2 clinical trial in U.S. in September. The Company is pursuing a corporate partnering arrangement with a major pharmaceutical company for development in the U.S. and Europe of a combination therapy for hepatitis C including ZADAXIN plus interferon.* The initiation and continuation of these programs by the Company had and will continue to have a significant effect on the Company's research and development expenses in the future and will require the Company to seek additional capital resources.* In general, the Company expects product research and development expenses to increase over the next several years and to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, entering into one or more corporate partnering arrangements, acquiring product rights, and expanding regulatory activities.*

     Marketing expenses were approximately $1,307,000 and $3,862,000 for the three-month periods and nine-month periods ended September 30, 1998, respectively as compared to approximately $1,017,000 and $2,997,000 for the corresponding periods in 1997. The increase relates to increased payroll costs, and expenses for travel and promotional materials associated with the expansion in the Company's existing markets offset by decreased conference and seminar costs. The Company expects marketing expenses to increase in the next several quarters and years as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.*

     General and administrative expenses were approximately $926,000 and $2,774,000 for the three-month periods and nine-month periods ended September 30, 1998, respectively as compared to approximately $884,000 and $2,650,000 for the corresponding periods in 1997. The increase is attributable to increased general office and travel expenses and fees for professional services, offset by decreased payroll costs. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities and resources to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.*

     Net interest and investment income was approximately $132,000 and $480,000 for the three-month periods and nine-month periods ended September 30, 1998, respectively as compared to approximately $359,000 and $1,205,000 for the corresponding periods in 1997. The decrease primarily resulted from decreased interest and investment income due to lower average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had approximately $6,919,000 in cash, cash equivalents and liquid short and long-term investments.

     Net cash used by the Company in operating activities amounted to approximately $11,766,000 for the nine-month period ended September 30, 1998. Net cash used in operating activities in the 1998 period is less than the Company's net loss attributable to common shareholders for such period due to non-cash charges associated with depreciation and amortization, a deemed dividend on issuance of preferred stock and acquisition of product rights as well as decreases in inventory and increases in amount owed to third parties for clinical trials and professional fees. These were partially offset by increases in account receivable, prepayments of certain future expenses and payments to employees for compensation and benefits. Net cash used by the Company in operating activities amounted to approximately $10,572,000 for the nine-month period ended September 30, 1997. Net cash used in operating activities in the 1997 period is greater than the Company's net loss for such period primarily due to increases in accounts receivable associated with sales from the Company's launch of ZADAXIN in its approved markets and increases in payments to third parties for goods and services. These uses of cash were offset by non-cash charges associated with depreciation and amortization, decreases in prepayments of certain future periods expenses, and increases in amounts owed to third parties for clinical trials.

     Net cash provided by investing activities amounted to approximately $4,499,000 for the nine-month period ended September 30, 1998 related to the net sale of approximately $4,576,000 of marketable securities offset by the purchase of approximately $77,000 in equipment and furniture. Net cash provided by investing activities amounted to approximately $18,143,000 for the nine-month period ended September 30, 1997 related to the net sale of approximately $18,347,000 of marketable securities offset by the purchase of $203,000 in equipment and furniture.

     Net cash provided by financing activities for the nine-month period ending September 30, 1998 amounted to approximately $6,006,000, consisting of the following: a partial repayment of $750,000 on a note receivable from the Company's President and Chief Executive Officer; approximately $3,957,000 in net proceeds received from the issuance of Series C preferred stock and warrants; approximately $342,000 in deemed net proceeds from the issuance of warrants under the Company's equity line; $735,000 indeemed net proceeds from the issuance of warrants under the Sclavo agreement; and $222,000 in net proceeds from issuance of common stock under the Company's stock option plan and employee stock purchase plan. Net cash provided by financing activities for the nine-month period ending September 30, 1997 primarily consisted of approximately $1,099,000 in proceeds received from the issuance of common stock from the exercise of outstanding warrants and under the Company's stock option plan, offset by repurchases of the Company's common stock under the Company's approved stock repurchase plan of approximately $4,267,000 and amounts loaned to Mr. Thomas E. Moore, a former officer, of approximately $5,944,000. In July 1997, the Company loaned Thomas E. Moore, former Chairman, Chief Executive Officer and one of the founders of the Company, $5,944,000 secured by approximately 1.9 million shares of SciClone common stock owned by Mr. Moore. In connection with this transaction, Mr. Moore resigned from the Company. The loan carries interest at 7% and is payable on demand. During the period Mr. Moore's loan is outstanding and immediately prior to the closing of any offering of the Company's common stock, the Company may convert the loan in a non-cash exchange into Mr. Moore's SciClone common stock by retiring his common stock at a fixed discount rate from the offering price. To date, the Company has not retired any of Mr. Moore's SciClone common stock. This loan has been classified as an offset to shareholders' equity. Because the market value of this underlying collateral is currently below the face value of the note, there is the potential that if this value is viewed as more than temporary, the book value of the note would have to be written down through a non-cash charge to operations to the underlying value of the collateral. As of September 30, 1998, the underlying value of the collateral was approximately $3,407,000, resulting in a potential impairment of approximately $2,537,000. Under all circumstances, including any potential impairment, Mr. Moore is obligated to repay the entire balance of the loan plus accrued interest. The Company is monitoring this matter and will review it thoroughly as of the fiscal year-end and may be required to make such an adjustment for the quarter ended December 31, 1998.

     Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations at least through June 1999.* In April 1998, the Company concluded an offering of Series C preferred stock with net proceeds of $3,712,000. In June 1998, the Company entered into an agreement with an institutional investor for an equity line, which allows the Company to access up to $32 million through sales of its common stock over a two-year period, subject to certain limitations, including registration of the investor's resale of the shares, minimum trading price per share, volume limitations and limitations on the number of shares of the Company's common stock the investor may hold at any point in time. Unless the Company and the investor agree otherwise, the facility is not available when the Company's stock is trading at less than $1.50 per share. Further the amount available under the line is subject to a formula and the amount available in any quarter could be minimal. No assurances can be given that the Company will be able to obtain funds from the equity line when and if it desires to do so. The Company is pursuing corporate partnering and other opportunities to increase its capital resources.* If one or more of such other opportunities occurred, the Company would consider accelerating drug development activities, including clinical trials.* However, the Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. If the Company cannot eventually generate sufficient funds from operations or its equity line, it will need to raise additional private financing in the near future. There can be no assurance that such financing will be available on acceptable terms and on a timely basis, if at all.

IMPACT OF THE YEAR 2000

     As is true for most companies, the Year 2000 computer issue creates a risk for the Company. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for the Company exists in the following areas: systems used by the Company to run its business and systems used by the Company's vendors. The Company is currently evaluating its exposure in both of these areas.

     The Company has reviewed its current systems and has been evaluating whether it is appropriate to replace or upgrade systems that are known to be Year 2000 non-compliant. For those areas which have been identified as Year 2000 non-compliant, the cost to upgrade or replace is not expected to be material to the Company's operating results.

     The Company is in the process of contacting its critical vendors to determine that the vendors' operations and the products and services they provide are Year 2000 compliant. To varying degrees, the Company is dependent upon a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If significant numbers of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, manufacture products or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

     The total costs related to Year 2000 compliance cannot be known precisely at this time but it is not expected to be material to the Company's financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Dependence on ZADAXIN and CPX. The Company's principal drug development efforts are currently focused primarily on ZADAXIN and CPX. Clinical trials of ZADAXIN sponsored by the Company and/or other parties are currently in progress or planned and favorable results from such trials will be necessary to gain regulatory approval in major pharmaceutical markets. Sales of ZADAXIN commenced in 1997. While ZADAXIN has been approved for commercial sale for treatment of hepatitis B in the People's Republic of China, Kuwait, Myanmar, Peru, the Philippines and Singapore and for hepatitis C in the Philippines, no assurance can be given that ZADAXIN approvals will be obtained in additional countries or for the treatment of additional indications, such as hepatitis C or cancer, in a timely fashion or at all. The Company's launch of ZADAXIN in the People's Republic of China, the Philippines and Singapore is the first commercial introduction of ZADAXIN by the Company, and no assurance can be given that commercialization of ZADAXIN will prove successful. The Company has not yet launched ZADAXIN in Argentina, Italy, Kuwait, Myanmar, or Peru and no assurance can be given that future launches of ZADAXIN will prove successful in these countries or in any additional countries. Future sales of ZADAXIN will depend on market acceptance and successful distribution. In particular, although the People's Republic of China has the highest hepatitis B prevalence rate in the world, the low average income and poorly developed distribution infrastructure present ongoing challenges to successful commercialization of ZADAXIN in that market. Because the Company currently relies on ZADAXIN as its sole source of revenue, the failure to demonstrate the drug's efficacy in future clinical trials, obtain additional marketing approvals or commercialize the drug successfully would have a material adverse effect on the Company.

     The Company may experience delays and encounter difficulties in clinical trials of CPX. In addition, there can be no assurance that any clinical trial will provide statistically significant evidence of the efficacy of CPX in treating cystic fibrosis ("CF"). A failure to demonstrate the safety and efficacy of CPX in a CF clinical trial, obtain regulatory approval of CPX for CF or successfully commercialize CPX could have a material adverse effect on the Company.

     No History of Significant Revenues; Continuing Operating Losses. The Company has only recently generated revenues from the commercialization of its lead product, ZADAXIN, and there is substantial uncertainty regarding the timing and amount of any future revenues and whether such future revenues will be material. The Company cannot predict when or if marketing approvals for CPX will be obtained or additional marketing approvals for ZADAXIN will be obtained. Even if such approvals are obtained, there can be no assurance that ZADAXIN and CPX will be commercialized successfully. The Company has experienced significant operating losses since its inception and has a substantial accumulated deficit. The Company expects its operating expenses to increase over the next several years as it expands its development, clinical testing and marketing capabilities. The Company's ability to achieve a profitable level of operations is dependent in large part on successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products, entering into a corporate partnering arrangement for development in the U.S. and Europe of a combination therapy for hepatitis C including ZADAXIN plus interferon, entering into other agreements for product development and commercialization, where appropriate, and continuing to expand from development into successful marketing. There can be no assurance that the Company will ever achieve a profitable level of operations.

     Future Capital Needs; Uncertainty of Additional Financing. Since inception, the Company has financed its operations primarily through sales of equity securities. The Company will need to obtain additional financing through sales of equity securities to support its long-term product development and commercialization programs. The Company believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations at least through June 1999.* The Company is considering corporate partnering, a private placement of equity securities, the sale of equity securities under its equity line and other opportunities to increase its capital resources. However, the Company's future capital requirements will depend on many factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing and cost of regulatory approvals, patent costs, competing technological and market developments, the nature of existing and future collaborative relationships, and the Company's ability to establish development, sales, manufacturing and marketing arrangements. If additional funds are raised by the Company through the issuance of equity securities or securities convertible into or exercisable for equity securities, the percentage ownership of the then current shareholders of the Company will be reduced. The Company may issue a series of Preferred Stock with rights, preferences and privileges senior to those of the Company's Common Stock. There can be no assurance that such financing will be available on acceptable terms or a timely basis, if at all. The unavailability or timing of financing could prevent or delay the Company's long-term product development and commercialization programs and may require curtailment of operations of the Company. The Company has negotiated an equity line financing (see note 10 to financial statements). Unless the Company and the investor agree otherwise, the facility is not available when the Company's stock is trading at less than $1.50 per share. Further the amount available under the line is subject to a formula and the amount available in any quarter could be minimal.

     Potential Impairment of Note Receivable from Former Chairman/CEO. On July 23, 1997, the Company loaned to Thomas E. Moore, its former Chairman/CEO, $5,944,000 in exchange for a promise to repay the loan on demand and the pledge of 1,882,500 shares of SciClone Common Stock owned by Mr. Moore. Because the market value of this underlying collateral is currently below the face value of the note, there is the potential that if this value is viewed as more than temporary, the book value of the note would have to be written down through a non-cash charge to operations to the underlying value of the collateral. As of September 30, 1998, the underlying value of the collateral was approximately $3,407,000, resulting in a potential impairment of approximately $2,537,000. Under all circumstances, including any potential impairment, Mr. Moore is obligated to repay the entire balance of the loan plus accrued interest. The Company is monitoring this matter and will review it thoroughly as of the fiscal year-end and may be required to make such an adjustment for the quarter ended December 31, 1998.

     Dilution; Shares eligible for Future Sale. Pursuant to the equity line, the Company may issue to an institutional investor up to $4.0 million of Common Stock during its each of eight consecutive three-month investment periods (or $32 million in the aggregate) at a price equal to 97% of the lowest reported sale price during the four days immediately preceding the date on which the notice of purchase delivered by the investor to the Company. Issuances, if any, of Common Stock pursuant to the equity line would have a dilutive effect on existing holders of Common Stock. In connection with the equity line, the Company also issued to the institutional investor the Warrant to purchase 200,000 shares of Common Stock at $5.53 per share and may issue warrants to purchase up to an additional 300,000 shares of Common Stock at a price equal to 150% of weighted average purchase price of the Common Stock purchased during the year with respect to which the additional warrant is issued. The resale by the investor of the Common Stock that it acquires could depress the market price of the Common Stock. Moreover, as all the shares to be issued pursuant to the equity line as well as the shares issuable upon exercise of the warrant and the additional warrants, if any, will be available for immediate resale, the prospects of such sales could further adversely affect the market price for the Common Stock. In April 1998, the Company issued shares of Series C Preferred Stock (the "Series C Shares") in a private placement with proceeds of $4,000,000 (before deducting offering expenses). Under certain conditions each Series C Share may convert into substantially more than one share of the Company's Common Stock. If such events were to occur, the conversion of the Series C Shares would have a dilutive effect on the common shareholders.

     Dependence on Third Parties. The Company's strategy contemplates that it will enter into various collaborative arrangements with other entities. To date, the Company has acquired rights to ZADAXIN, CPX and certain other drugs but is only actively pursuing clinical development of ZADAXIN and CPX. Failure to license or otherwise acquire rights to additional drugs would result in a shortage of products for development. In addition, the Company has licensed exclusive rights to develop and market ZADAXIN in Japan to Schering-Plough K.K. ("SPKK"), the Japanese subsidiary of Schering-Plough Corporation. SPKK has a substantial commitment to alpha interferon, which is an approved therapy for hepatitis B and hepatitis C in Japan. There can be no assurance that the relationship will prove successful or that the Company will be able to negotiate additional arrangements in the future, including a corporate partnering arrangement for development in the U.S. and Europe of a combination therapy for hepatitis C including ZADAXIN plus interferon. The amount and timing of resources that collaborators devote to their activities with the Company will not be within the control of the Company and may be affected by financial difficulties or other factors affecting these third parties. There can be no assurance that such parties will perform their obligations as expected. Moreover, the Company's ability to obtain regulatory approval in one country may be delayed or adversely affected by the timing of regulatory activities and approvals in one or more other countries, particularly if the Company does not participate in the regulatory approval process in such other countries.

     Foreign Sales and Operations. The Company's financial condition in the near term will be highly dependent on ZADAXIN sales in foreign jurisdictions, where sales and operations are subject to inherent risks, including difficulties and delays in obtaining pricing approvals and reimbursement, unexpected changes in regulatory requirements, tariffs and other barriers, political instability, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potential adverse tax consequences. Certain foreign countries regulate pricing of pharmaceuticals and such regulation may result in prices significantly below those that would prevail in a free market. The majority of the Company's current sales are to customers in the People's Republic of China.

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

     Government Regulation and Product Approvals. The research, preclinical and clinical development, manufacturing, marketing and sales of pharmaceuticals, including ZADAXIN, CPX and the Company's other drug candidates, are subject to extensive regulation by governmental authorities. Products developed by the Company cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy and requires the expenditure of substantial resources. In some countries where the Company contemplates marketing ZADAXIN, the regulatory approval process for drugs not previously approved in countries that have established clinical trial review procedures is uncertain and this uncertainty may result in delays in granting regulatory approvals. The Company is currently sponsoring clinical trials and pursuing regulatory approvals of ZADAXIN in a number of countries and of CPX in the U.S., but there can be no assurance that the Company will be able to complete such trials, that such trials, if completed, will fulfill regulatory approval criteria or that the Company will ultimately obtain approvals in such countries. Adverse results in the Company's development programs also could result in the placement of restrictions on the use of ZADAXIN and CPX. The marketing approval for ZADAXIN in Singapore requires a patient surveillance program to continue study of the drug's safety and efficacy. Adverse results in such program could result in the placement of restrictions on the use of ZADAXIN or revocation of the approval in Singapore. Failure to comply with the applicable U.S. or foreign regulatory requirements can, among other things, result in Warning Letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. Further, additional government regulation may be established or imposed which could prevent or delay regulatory approval of ZADAXIN, CPX or any future products of the Company.

     Manufacturing. The Company has entered into contract manufacturing and supply agreements to source ZADAXIN and CPX. The Company has experienced delays of supply of ZADAXIN bulk drug in the past and could do so again in the future. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. While the Company believes it has and will be able in the future to establish manufacturing relationships with experienced suppliers capable of meeting the Company's needs, there can be no assurance that the Company will establish long term manufacturing relationships with suppliers or that these suppliers will prove satisfactory. The Company currently has vialing and packaging supply agreements in effect and has a sufficient supply of finished ZADAXIN for the near term. The Company has recently changed and upgraded its manufacturing source of finished ZADAXIN for its international markets, excluding Japan. In certain countries, this change may require additional regulatory approvals. If regulatory approvals of such manufacturing change, if required, are not obtained in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials. Such interruptions could also delay commercialization of the Company's products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company.

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

     Dependence on Qualified Personnel and Key Individuals. Because of the specialized scientific and international nature of the Company's business, the Company is highly dependent upon its ability to continue to attract and retain qualified management, scientific and technical personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. In addition, many key responsibilities within the Company have been assigned to a relatively small number of individuals. Loss of the services of any of these individuals unless they were promptly replaced could be significantly detrimental to the Company's development. The Company does not maintain key person life insurance on the lives of any of its key personnel.

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

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Recent Sales of Unregistered Securities

     On April 1, 1998, the Company issued and sold 661,157 shares of Series C Convertible Preferred Stock ("Preferred Stock") at $6.05 per share to three institutional investors, and received $3,712,000 in net proceeds from the offering. The Preferred Stock is convertible into Common Stock at any time over the next five years at prices based on the market price of the Common Stock during a pricing period preceding conversion. During the third quarter ended September 30, 1998, 91,049 shares of Series C preferred stock were converted into 467,969 shares of common stock. Through November 13, 1998, an additional 274,513 shares of Series C preferred stock were converted into 1,366,350 shares of common stock. In conjunction with the offering, the Company granted to the investors and the Company's placement agent warrants to purchase a total of 150,000 shares of common stock. These warrants are exercisable during the five-year period ending March 2003 at an exercise price of $5.67 per share. Such securities were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemptions provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

     On July 28, 1998, the Company issued 414,115 shares of common stock valued at $3.19 per share to Alpha 1 Biomedicals, Inc. ("A1B") for an Asset Purchase Agreement pursuant to which the Company acquired A1B's worldwide rights to ZADAXIN and eliminated the Company's and its current and future sublicensee's royalty obligations to A1B with respect to future sales of thymosin alpha 1. On October 28, 1998, the Company issued an additional 105,888 shares of common stock valued at $1.28 per share to A1B in connection with this agreement.

     On September 8, 1998, the Company issued 375,000 shares of common stock valued at $1.25 per share and paid $196,875 in cash to Sclavo S.p.A. ("Sclavo") to acquire its marketing approval for ZADAXIN in Italy as an influenza vaccine adjuvant, a marketing application for use of ZADAXIN to treat non-small cell lung cancer, as well as all of Sclavo's development and marketing rights to ZADAXIN in Italy, Spain and Portugal. In conjunction with the agreement, the Company also granted Sclavo warrants to purchase 375,000 shares of common stock. These warrants are exercisable during the five-year period ending June 29, 2003 at an exercise price of $4.125 per share.

     Such securities were not registered under the Act in reliance upon the exemptions provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

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

          3(i).3 Certificate of Determination (incorporated by reference from the Company's Current Report on Form 8-K filed on October
                    14, 1997).

          3(i).4 Certificate of Determination Regarding the terms of the Series C Preferred Stock. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

          4.2 Rights Agreement, dated as of July 25, 1997,between SciClone and ChaseMellon Shareholder Services, LLC. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 14, 1997).

          4.3       Preferred Stock Investment Agreement dated as of March 27,
                    1998 by and among Registrant, Halifax Fund, L.P., Themis
                    Partners L.P. and Heracles Fund. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

          4.4 Registration Rights Agreement dated April 1, 1998 by and among Registrant, Halifax Fund, L.P., Themis Partners L.P.
                    and Heracles Fund. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1997).

          10.28     Acquisition Agreement between the Company and Sclavo S.p.A.
                    dated April 20,1998.

          10.29     First Amendment to Acquisition Agreement between the
                    Company and Sclavo S.p.A., dated April 20, 1998.

          10.30     Stock Purchase Warrant dated September 3, 1998.

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


                                      SCICLONE PHARMACEUTICALS, INC.
                                                (Registrant)


Date: November 16, 1998               /s/ Donald R. Sellers
                                      ----------------------------------------
                                      Donald R. Sellers
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 16, 1998               /s/ Diane Lee
                                      ----------------------------------------
                                      Diane Lee
                                      Director, Corporate Finance and
                                      Administration
                                      (Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
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

3(i).3 Certificate of Determination (incorporated by reference from the Company's Current Report on Form 8-K filed on October
          14, 1997).

3(i).4 Certificate of Determination Regarding the terms of the Series C Preferred Stock (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December
          31, 1997).

3(ii).1   Bylaws (incorporated by reference from the Company's
          Registration Statement on Form S-1 (No. 33-45446), declared effective by the Commission on March 17, 1992).

3(ii).2 Certificate of Amendment of Bylaws (incorporated by reference from the Company's Registration Statement on Form
          S-8 (No. 33-66832) filed with the Commission on August 3,
          1993).

4.2 Rights Agreement, dated as of July 25, 1997,between SciClone and ChaseMellon Shareholder Services, LLC. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 14, 1997).

4.3       Preferred Stock Investment Agreement dated as of March 27,
          1998 by and among Registrant, Halifax Fund, L.P., Themis
          Partners L.P. and Heracles Fund. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.4       Registration Rights Agreement dated April 1, 1998 by and among
          Registrant, Halifax Fund, L.P., Themis Partners L.P. and
          Heracles Fund. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
          December 31, 1997).

10.28     Acquisition Agreement between the Company and Sclavo S.p.A.
          dated April 20,1998.

10.29     First Amendment to Acquisition Agreement between the Company and
          Sclavo S.p.A., dated April 20, 1998.

10.30     Stock Purchase Warrant dated September 3, 1998.

27        Financial Data Schedule