Form 10-Q/A
period 1998-09-30
SCICLONE PHARMACEUTICALS INC
filed 1998-11-18
CIK 880771

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

     Net cash provided by financing activities for the nine-month period ending September 30, 1998 amounted to approximately $6,006,000, consisting of the following: a partial repayment of $750,000 on a note receivable from the Company's President and Chief Executive Officer; approximately $3,957,000 in net proceeds received from the issuance of Series C preferred stock and warrants; approximately $342,000 in deemed net proceeds from the issuance of warrants under the Company's equity line; $735,000 in deemed net proceeds from the issuance of warrants under the Sclavo agreement; and $222,000 in net proceeds from issuance of common stock under the Company's stock option plan and employee stock purchase plan. Net cash provided by financing activities for the nine-month period ending September 30, 1997 primarily consisted of approximately $1,099,000 in proceeds received from the issuance of common stock from the exercise of outstanding warrants and under the Company's stock option plan, offset by repurchases of the Company's common stock under the Company's approved stock repurchase plan of approximately $4,267,000 and amounts loaned to Mr. Thomas E. Moore, a former officer, of approximately $5,944,000. In July 1997, the Company loaned Thomas E. Moore, former Chairman, Chief Executive Officer and one of the founders of the Company, $5,944,000 secured by approximately 1.9 million shares of SciClone common stock owned by Mr. Moore. In connection with this transaction, Mr. Moore resigned from the Company. The loan carries interest at 7% and is payable on demand. During the period Mr. Moore's loan is outstanding and immediately prior to the closing of any offering of the Company's common stock, the Company may convert the loan in a non-cash exchange into Mr. Moore's SciClone common stock by retiring his common stock at a fixed discount rate from the offering price. To date, the Company has not retired any of Mr. Moore's SciClone common stock. This loan has been classified as an offset to shareholders' equity. Because the market value of this underlying collateral is currently below the face value of the note, there is the potential that if this value is viewed as more than temporary, the book value of the note would have to be written down through a non-cash charge to operations to the underlying value of the collateral. As of September 30, 1998, the underlying value of the collateral was approximately $3,407,000, resulting in a potential impairment of approximately $2,537,000. Under all circumstances, including any potential impairment, Mr. Moore is obligated to repay the entire balance of the loan plus accrued interest. The Company is monitoring this matter and will review it thoroughly as of the fiscal year-end and may be required to make such an adjustment for the quarter ended December 31, 1998.

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


                                      SCICLONE PHARMACEUTICALS, INC.
                                                (Registrant)


Date: November 18, 1998               /s/ Donald R. Sellers
                                      ----------------------------------------
                                      Donald R. Sellers
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 18, 1998               /s/ Diane Lee
                                      ----------------------------------------
                                      Diane Lee
                                      Director, Corporate Finance and
                                      Administration
                                      (Principal Financial & Accounting Officer)