Form 10-K
period 1998-12-31
SCICLONE PHARMACEUTICALS INC
filed 1999-03-31
CIK 880771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998,

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

        901 MARINER'S ISLAND BOULEVARD
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $39,287,889 as of March 12, 1999, based upon the closing sale price of the Registrant's Common Stock on The Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 12, 1999, there were 20,067,028 shares of the Registrant's Common Stock outstanding.

     Part III incorporates by reference from the definitive proxy statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Annual Report on Form 10-K for SciClone Pharmaceuticals, Inc. ("SciClone" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and the Company's expectations regarding future financing and corporate partnering arrangements. The Company has attempted to identify such statements with an asterisk (*). These forward-looking statements represent the expectations of SciClone's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) the Company's current reliance on a single product, ZADAXIN(R) thymosin alpha 1, for its revenues; (ii) the absence of regulatory approval for ZADAXIN in the U.S., Europe or Japan; (iii) risks associated with the manufacture and supply of ZADAXIN; (iv) the unavailability of immediate and adequate financing; (v) the Company's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products;
(vi) decisions and timing of decisions made by the U.S. Food and Drug Administration and comparable foreign agencies regarding the indications for which the Company's products may be approved; (vii) market acceptance of the Company's products; (viii) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate; (ix) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors; and the risks and uncertainties described in Part II under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     SciClone is a global biopharmaceutical company that acquires, develops, and commercializes specialist-oriented drugs for treating chronic and life-threatening diseases, such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. SciClone has two drugs in clinical development, ZADAXIN and CPX, and has other drug candidates in preclinical development.

     ZADAXIN, SciClone's lead drug, boosts the immune system. The Company's therapeutic targets for ZADAXIN include hepatitis B, hepatitis C, cancer, viral vaccine enhancement and certain immune system disorders. ZADAXIN is approved for marketing in 13 countries: Argentina, Cambodia, Italy, Kuwait, Mexico, Myanmar, Pakistan, the People's Republic of China, Peru, the Philippines, Singapore, Venezuela and Vietnam. SciClone has filed for approval to market ZADAXIN in 19 additional countries outside the U.S., Europe and Japan. In 1998, ZADAXIN generated over $3.6 million in sales, primarily in the People's Republic of China, the Philippines and Singapore for treatment of hepatitis B, one of the most common chronic infectious diseases in the world. As a result of transactions completed during 1998, the Company now has worldwide rights to ZADAXIN. In Japan, SciClone has sublicensed its ZADAXIN development and marketing rights to Schering-Plough K.K., the Japanese subsidiary of Schering-Plough Corporation, the leading marketer of viral hepatitis therapies worldwide.

     The Company is pursuing corporate partnering arrangements for development in the U.S. and Europe of a combination therapy of ZADAXIN plus interferon for treatment of hepatitis C.* Hepatitis C is a worldwide epidemic. Over 170 million people worldwide are infected with hepatitis C, including a total of more than 10 million people in the U.S., Europe and Japan, the world's largest pharmaceutical markets. Clinical data demonstrate that the combination of ZADAXIN plus interferon could be a significant therapeutic advance in the fight against the hepatitis C epidemic. Interferon, the only established therapy worldwide to treat hepatitis C, leads to a sustained response in only 5% to 20% of patients and causes unpleasant side effects.

Interferon plus ribavirin, a nucleoside analogue, was approved for treatment of hepatitis C in the U.S. and certain other countries in 1998. This combination is beneficial to certain patients. However, ribavirin, by adding its own side effects and toxicities to those of interferon, increases the risk of side effects and toxicities when combined with interferon. Importantly, ZADAXIN combined with interferon has demonstrated clinical importance for treatment of hepatitis C without increasing the risk of additive side effects or toxicities.

     In Japan, the world's leading market for viral hepatitis therapies, SciClone has licensed exclusive development and marketing rights to ZADAXIN to Schering-Plough K.K. In the second quarter of 1998, Schering-Plough K.K. started a 300-patient pivotal phase 3 study of ZADAXIN monotherapy for treatment of hepatitis B in Japan. Interferon monotherapy, including Schering-Plough K.K.'s interferon, is the established first-line therapy for hepatitis B in Japan. Schering-Plough K.K. also is developing ZADAXIN in a phase 2 program for treatment of hepatitis C.

     CPX is SciClone's second drug in clinical development. CPX is an orally administered protein-repair therapy initially developed by the U.S. National Institutes of Health ("NIH") as a potential treatment for cystic fibrosis ("CF"), the most common fatal genetic disease in the U.S. and Europe. CF is caused by mutations in the gene that encodes the cystic fibrosis transmembrane conductance regulator ("CFTR") protein. More than 70% of the CF patients have the delta F508 mutation of the gene that encodes the CFTR. In October 1997, Harvey Pollard, M.D., Ph.D., of the Uniformed Services University of the Health Sciences and formerly of the NIH, presented breakthrough preclinical data demonstrating that CPX corrects the two key protein-associated defects causing CF in patients with the delta F508 mutation -- impaired chloride ion transport and abnormal CFTR trafficking. CPX is the only drug in clinical development with the potential to correct these two key protein-associated defects in most CF patients. The Company has obtained orphan drug designation for CPX from the United States Food and Drug Administration ("FDA"). In 1997, the FDA awarded SciClone a $100,000 Orphan Drug Grant for phase 1 development of CPX as a treatment for CF. The Company completed phase 1 development of CPX in CF patients in April 1998. In October 1998, the FDA awarded SciClone a prestigious $200,000 Orphan Drug Grant for phase 2 development of CPX as a treatment for CF. The Company started phase 2 development of CPX in the U.S. in September 1998. The Cystic Fibrosis Foundation ("CF Foundation") provided substantial financial support for early research on CPX at the NIH. The CF Foundation also supported SciClone in its application for an Investigational New Drug ("IND") exemption to gain approval from the FDA to begin the testing of CPX directly in CF patients rather than the standard process of testing first in healthy volunteers. The CF Foundation continues to support SciClone with protocol review, patient recruitment and investigator and study center selection.

     SciClone has other drug candidates in early preclinical development. The Company plans to continue to evaluate the pharmaceutical potential of its preclinical drug candidates in 1999.

     Internationally, SciClone has entered into 41 ZADAXIN distribution arrangements covering 46 countries outside the U.S., Europe and Japan. The Company intends to out-license its products where a collaborative arrangement will materially enhance the prospects for a drug's commercial success in licensed markets, such as the Company's license with Schering-Plough K.K. for exclusive rights to develop and market ZADAXIN in Japan and its arrangements with its ZADAXIN distributors. The Company is currently pursuing corporate partnering arrangements in the U.S. and Europe for development of ZADAXIN, particulary the combination of ZADAXIN plus interferon for hepatitis C.* The Company intends to produce ZADAXIN, CPX and any future products through contract manufacturing and supply agreements. The Company has entered into separate supply agreements in the U.S. and Europe for the supply of bulk and finished product thymosin alpha 1. The Company currently contracts with a major U.S. pharmaceutical company for the supply of bulk CPX and another U.S. pharmaceutical manufacturer for finished product CPX.

STRATEGY

     SciClone's corporate objective is to become a leader in the acquisition, development and commercialization of specialist-oriented drugs for treating chronic and life threatening diseases, such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. The Company's strategy to achieve this objective is to apply its domestic and international drug development, regulatory affairs and sales and marketing expertise as follows:

     INCREASE ZADAXIN SALES. In 1998, SciClone's lead product, ZADAXIN, achieved over $3.6 million in sales, primarily as a monotherapy for treatment of hepatitis B. In 1999, the Company intends to expand its international sales and marketing capabilities and increase sales of ZADAXIN.* During 1998 and early 1999, SciClone received ZADAXIN marketing approvals in 10 new countries. ZADAXIN is now approved for certain uses in one or more countries in Asia, Latin America, the Middle East and Southern Europe. ZADAXIN marketing applications are pending in 19 additional countries. Management forecasts solid growth potential for ZADAXIN in the Company's existing and anticipated markets.*

     In addition to its global sales and marketing capabilities, SciClone is equipped to manage clinical development and regulatory submissions worldwide. The Company plans to continue to expand these capabilities aggressively to commercialize ZADAXIN and new products in markets around the world. Management believes that this strategy will enable the Company to penetrate and perform in markets worldwide in an accelerated and profitable manner.

     LEVERAGE STRONG DISTRIBUTION NETWORK IN ASIA, LATIN AMERICA AND THE MIDDLE EAST. Unlike nearly all public biopharmaceutical companies, SciClone has established a unique business asset -- a growing international network, currently 41 strong, of leading local importers/distributors covering 46 countries in Asia, Latin America and the Middle East. Originally established to enable SciClone to market directly its lead compound, ZADAXIN, outside of the U.S. and Europe without paying a substantial margin to a major pharmaceutical company, management believes that this network now represents a growing business opportunity for Company.* The Company's distribution network, which is designed to manage specialist-oriented, high priced medical products such as ZADAXIN, is an attractive distribution alternative for biopharmaceutical companies that are close to having a registered product and want to participate directly in its international marketing. In 1999, the Company intends to consider product licensing opportunities designed to enable it to leverage its strong distribution network.*

     EXPAND PRODUCT PIPELINE. SciClone concentrates its resources on drug development and commercialization, not early drug discovery. The Company evaluates new compounds for acquisition or in-licensing from various sources, including government agencies, universities, and pharmaceutical and biotechnology companies. SciClone seeks early stage compounds that are specialist-oriented, novel, patented or patentable and possess excellent safety profiles. Management believes that this will enable the Company to lower its expected time-to-market and development risk profile relative to comparable companies engaged in both drug discovery and drug development.*

     LEVERAGE KEY THIRD-PARTY RESOURCES. Through collaborative arrangements, SciClone seeks to leverage key third-party resources on a flexible, as-needed basis rather than establish and maintain such resources during periods when they are not necessary. For example, the Company does not own or maintain any manufacturing facilities for finished products or raw materials. Instead, SciClone's manufacturing and quality assurance teams out-source these functions to third parties that supply bulk product and finished goods according to current Good Manufacturing Practices ("cGMP"). Management believes that this strategy will lower the Company's capital requirements and enable the Company to concentrate its resources on drug development and commercialization activities.*

     ENHANCE PRODUCT PORTFOLIO PATENT PROTECTION. SciClone pursues a policy of obtaining patent protection both in the U.S. and in selected foreign countries for subject matter considered patentable and important to its business. SciClone regularly reviews and seeks to broaden the protection of its intellectual property and trade secrets by actively developing and expanding its patent filings for composition of matter, method of use and process patents. Management believes this strategy will enable the Company to further protect the increased use and value of its product portfolio.*

PRODUCT DEVELOPMENT ACTIVITIES

     The following table summarizes the Company's current significant product development activities:

                                                              INDICATION/
      PRODUCT                    LOCATION                     APPLICATION                      STATUS
      -------                    --------                     -----------                      ------
ZADAXIN               People's Republic of China       Hepatitis B                 Marketed
  thymosin alpha 1    Philippines, Singapore
                      Cambodia, Kuwait, Myanmar        Hepatitis B                 Approved in 1998
                      Peru, Pakistan
                      Venezuela, Vietnam                                           Approved in 1999
                      Cambodia, Myanmar, Philippines   Hepatitis C                 Approved in 1998
                      Singapore, Venezuela                                         Approved in 1999
                      Argentina, Mexico                Influenza vaccine adjuvant  Approved in 1998
                      Italy                                                        Approved; Acquired in 1998
                      People's Republic of China                                   Approved
                      Argentina, Bangladesh, Brazil,   Hepatitis B                 Application File Pending
                      Brunei, Chile, Colombia,
                      Cyprus, Egypt, Hong Kong,
                      India, Indonesia, Laos,
                      Lebanon, Malaysia, Mexico,
                      Nepal, New Zealand, Sri Lanka,
                      Taiwan, Turkey
                      Argentina, Egypt, Mexico, Peru,  Hepatitis C                 Application File Pending
                      Turkey
                      Thailand                         Influenza vaccine adjuvant  Application File Pending
                      Japan                            Hepatitis B                 Started Phase 3(2)
                      U.S./Europe                      Hepatitis C                 Phase 3(1)
                      Japan                            Hepatitis C                 Started Phase 2(2)
CPX                   U.S.                             Cystic Fibrosis             Completed Phase 1(3)
                      U.S.                             Cystic Fibrosis             Started Phase 2(3)

---------------
(1) A successful, non-pivotal U.S. phase 3 study of the combination of ZADAXIN plus interferon for the treatment of hepatitis C has been completed. Subsequently, the Company met with the FDA, the United Kingdom Medicines Control Agency, the Netherlands Medicines Evaluation Board and the Denmark Medicines Agency. From these meetings, a protocol for additional phase 3 development has been proposed and refined in a workshop with numerous leading international hepatologists. The Company is pursuing corporate partnering arrangements for further development in the U.S. and Europe of ZADAXIN plus interferon for treatment of hepatitis C.*

(2) Clinical trial being conducted by Schering-Plough K.K.

(3) In the second quarter of 1998, the Company completed dosing 37 patients in a multi-center, single ascending oral dose phase 1 clinical study of CPX in the U.S. In the third quarter of 1998, the Company started its 50 patient, multi-center, multiple-ascending oral dose phase 2 clinical study of CPX for cystic fibrosis in the U.S.

ZADAXIN FOR HEPATITIS B AND HEPATITIS C

     ZADAXIN for injection is a naturally occurring 28 amino acid peptide that is produced by chemical synthesis for therapeutic use. ZADAXIN's common chemical name is thymosin alpha 1. Thymosin alpha 1's generic name in the U.S. is thymalfasin. The Company believes that ZADAXIN has demonstrated significant immunomodulatory properties. Data show that ZADAXIN boosts the immune system in many ways in a substantial number of patients. ZADAXIN appears to act on cells of the immune system that have been suppressed by infection or other causes. Additionally, ZADAXIN does not produce the side effects, particularly fever, chills, fatigue, nausea and depression, associated with other immunomodulatory agents, such as interferon. No significant ZADAXIN related side effects or toxicities have been reported. Based on more than 70 clinical trials conducted to date, the Company believes that ZADAXIN, either alone or in combination with other drugs, especially interferon or nucleoside analogues such as famciclovir and lamivudine, may have application across a broad spectrum of diseases, including hepatitis B, hepatitis C, cancer and immune system disorders.

HEPATITIS B

     Hepatitis B is one of the most common infectious diseases in the world. It can be transmitted whenever blood to blood contact occurs, including blood transfusions, contaminated needles, sexual contact and from mother-to-child. In addition, a large number of people are infected by unknown means. The World Health Organization estimates that approximately 350 million individuals worldwide or 5% of the world's population are carriers of the hepatitis B virus. Among carriers of the hepatitis B virus, most are unaware that they are infected or have minimal disease with no clinically evident symptoms. However, carriers of the hepatitis B virus have a 200-fold increased chance of developing primary liver cancer, the most common cancer in the world, and a significant number develop cirrhosis of the liver.

     ZADAXIN has been approved in 10 countries as a safe and effective treatment for hepatitis B. Used alone or in combination with other immunomodulatory agents such as interferon or antiviral agents such as the nucleoside analogues famciclovir and lamivudine, ZADAXIN has not caused any significant drug related side effects.

CONTROLLED ZADAXIN HEPATITIS B TRIALS

     The Company commissioned a meta analysis of randomized and controlled trials of ZADAXIN in hepatitis B. Meta analysis is the statistical pooling of data derived from two or more clinical trials. By using data from two or more studies, random effects are reduced and precision of estimates will increase as sample size increases. A valuable use of meta analysis is to assess the efficacy of a drug in the treatment of a particular disease across many studies. The Company's meta analysis of ZADAXIN was performed by MetaWorks, Inc. of Boston, Massachusetts, and included two U.S. hepatitis B trials sponsored by Alpha 1 Biomedicals and the Company's Taiwan hepatitis B trial. A statistically significant benefit (p = 0.04) was demonstrated in the meta analysis with an overall response rate of 36% compared to 19% for the control group. The results also showed no indications of drug toxicity and no significant drug related side effects in any of the trials.

COMPETITIVE PRODUCTS

     Interferon is an immunomodulatory protein that is produced commercially using recombinant DNA technology and other techniques. Interferon is approved for treatment of hepatitis B in the U.S., Europe, and Japan as well as in numerous countries in Asia, Latin America and the Middle East. A meta analysis by Wong et al., published in the Annals of Internal Medicine, of interferon as a treatment for hepatitus B demonstrated a 33% response compared to 12% for controls. A significant number of interferon treated patients had interferon related side effects.

     Other agents under development, and approved in certain countries, including the U.S., for the treatment of hepatitis B, include nucleoside analogs such as lamivudine. Efficacy (i.e., sustained elimination of the hepatitus B virus after cessation of therapy) for lamivudine is 16%. Nucleoside analogs may suppress viral replication in the blood but seldom eradicate the virus from the infected liver cells. In most cases, viral replication resumes when nucleoside analogs are discontinued. Data reported in the October 1997 supplement to Hepatology show that lamivudine may be associated with fatal rebound viral hepatitis B.

     Importantly, there is evidence that ZADAXIN can be additive or synergistic with the products mentioned above, complementing their approved uses without increasing the risk of additive side effects or toxicities.

     Set forth below is more detailed information regarding the commercial and clinical development status of ZADAXIN as a therapy for hepatitis B in certain key markets.

     THE PEOPLE'S REPUBLIC OF CHINA. In January 1997, the Company launched ZADAXIN for the treatment of hepatitis B in the People's Republic of China. This product launch marked the first introduction of ZADAXIN by the Company anywhere in the world. ZADAXIN is still the only imported finished pharmaceutical approved for treatment of hepatitis B in The People's Republic of China since the introduction of interferon. Although, lamivudine recently received approval in this market as a product to be manufactured locally, the Chinese Ministry of Public Health (MOPH) approval of ZADAXIN was for an imported product -- the most difficult drug approval to obtain in the People's Republic of China. ZADAXIN's approval was based on a regulatory package assembled from U.S. and European data in addition to a locally required controlled clinical trial to evaluate the efficacy of ZADAXIN for patients suffering from hepatitis B.

     Sales and distribution of ZADAXIN in the People's Republic of China are managed by the Company's Hong Kong branch of its wholly-owned international subsidiary, SciClone Pharmaceuticals International Ltd. (SPIL). SPIL focused its 1998 sales efforts on the major population centers in the Chinese market, including, among others, the southern province of Guangdong, the capital city of Beijing, and Shanghai. In each region, local distribution teams are used to sell and place ZADAXIN on hospital formularies of Chinese city and provincial hospitals. The Company expects to increase ZADAXIN sales in the Chinese market in 1999. The Company is in the process of establishing Representative Offices in Shanghai and Beijing.

     JAPAN. In Japan, the world's largest market for viral hepatitis therapies, the Company has licensed exclusive ZADAXIN development and marketing rights to Schering-Plough K.K. Schering-Plough K.K. is in the final stages of a ZADAXIN Development Plan for the purpose of submitting a Japanese New Drug Application. Schering-Plough K.K. has completed the phase 1 single and multiple dose safety and pharmacokinetics trial, has successfully completed the dose ranging phase 2 safety and efficacy trial involving approximately 60 patients, and currently is managing a 300 patient, pivotal phase 3 study of ZADAXIN monotherapy for the treatment of hepatitis B, the largest ZADAXIN clinical trial to date.

     TAIWAN. The Company sponsored a multicenter, randomized and controlled phase 3 ZADAXIN monotherapy hepatitis B trial in Taiwan. The results of this trial showed 37% of the patients treated with ZADAXIN monotherapy for 6 months responded, compared to a 25% response in the control patients. The Company believes this trial produced the best results of any randomized and controlled hepatitis B trial for any therapy in Taiwan. The results also showed no significant ZADAXIN related side effects, consistent with all prior ZADAXIN studies. The trial had three study sites. The principal site, which had two-thirds of the total patient population, demonstrated statistically significant results. At this site, 41% of the patients treated for 6 months responded to ZADAXIN therapy versus 9% of the control group (p = 0.004). These results were reported in May 1998 in the peer-reviewed journal Hepatology. The Company filed for marketing registration in Taiwan in the third quarter of 1998.

     ASIA, LATIN AMERICA AND THE MIDDLE EAST. ZADAXIN is approved for the treatment of Hepatitis B in 10 countries in Asia, Latin America and the Middle
East: Cambodia, Kuwait, Myanmar, the People's Republic of China, Pakistan, Peru, the Philippines, Singapore, Venezuela and Vietnam. SciClone has 19 ZADAXIN marketing applications pending in Asia, Latin America and the Middle East and expects to receive approvals in these territories as well as to file additional ZADAXIN marketing applications in 1999.

     SOUTHERN EUROPE. In April 1998, SciClone acquired ZADAXIN development and marketing rights in Italy, Spain and Portugal, completing the Company's acquisition of worldwide rights of the drug. The Company believes these three Southern European territories, particularly Italy, represent over 50% of the potential European market for viral hepatitis therapies. In connection with this acquisition, the Company acquired a ZADAXIN marketing approval in Italy as an influenza vaccine adjuvant and a ZADAXIN marketing application. In 1998, the Company established SciClone Italy Srl to pursue aggressively ZADAXIN business opportunities in Southern Europe.

HEPATITIS C

     Hepatitis C is a worldwide epidemic, infecting over 170 million people, including approximately 10 million in the world's leading pharmaceutical markets, the U.S., Europe and Japan. According to the Centers for Disease Control and Prevention ("CDC"), approximately 4 million Americans are infected with the hepatitis C virus. The CDC estimates that up to 230,000 new hepatitis C cases are reported each year in the U.S. The American Liver Foundation ("ALF") estimates that up to 12,000 people in the U.S. die as a result of complications of hepatitis C each year. Without improved prevention and treatment, the ALF estimates that the death rate associated with hepatitis C will triple in the next 20 years. The prevalence of hepatitis C in Europe, approximately 4 million people infected, is similar to that in the U.S. In Japan there are more than l million cases of hepatitis C. Hepatitis C can be transmitted wherever blood to blood contact occurs, especially by blood transfusions and contaminated needles. The mode of transmission in many cases is unknown. Approximately 20% of hepatitis C carriers may develop cirrhosis, and 5% of these individuals may develop liver cancer within five years of developing cirrhosis. Hepatitis C, accompanied by cirrhosis and liver failure, is the leading cause of liver transplantation in the U.S. Currently, alpha interferon monotherapy and alpha interferon in combination with ribavirin, are the only therapies approved in the U.S. for hepatitis C. Unfortunately, the combination of interferon plus ribavirin is associated with significant side effects and toxicities. A combination therapy which does not increase the risk of side effects and toxicities compared to interferon alone, but has improved efficacy, would be a therapeutic advance over existing therapies. There is no approved vaccine to prevent hepatitis C.

POOLED AND META ANALYSES OF HEPATITIS C TRIALS

     Although interferon has been shown to be safe and effective in the treatment of hepatitis C, dissatisfaction with the low sustained response rate (5% to 20%) to interferon monotherapy has led to the study of interferon combination therapies. Clinical data demonstrate that the combination of ZADAXIN plus interferon could represent a significant therapeutic advance in the fight against hepatitis C.

     Three studies, published as full articles or abstracts, describe the response in patients with hepatitis C to the combination of ZADAXIN plus interferon. The strength of pooled analysis and meta analysis techniques was applied to the three studies. Patients were treated for 6 to 12 months with the combination of ZADAXIN plus interferon and followed for 6 to 12 months after treatment. Interferon-treated patients from the randomized controlled trials and historical controls from an open label trial were used as controls. A total of 121 patients (67 ZADAXIN plus interferon combination therapy and 54 interferon monotherapy) were compared.

END OF TREATMENT BIOCHEMICAL AND VIROLOGICAL RESPONSE

     Pooled intent-to-treat analysis revealed an end of treatment biochemical (ALT, a liver enzyme) response of 44.7% in the combination of ZADAXIN plus interferon group compared to 22.2% in the interferon monotherapy group (p = 0.0096). Meta analysis demonstrated an end of treatment biochemical response odds ratio and 95% confidence interval of greater than 1, indicating that the combination of ZADAXIN plus interferon was significantly superior to interferon monotherapy. Meta analysis also showed an end of treatment virological response odds ratio and 95% confidence interval indicating that the combination of ZADAXIN plus interferon was significantly superior to interferon monotherapy.

SUSTAINED BIOCHEMICAL AND VIROLOGICAL RESPONSE

     Pooled intent-to-treat analysis revealed a trend showing sustained biochemical (ALT) response of 22.3% in the combination of ZADAXIN plus interferon group compared to 9.26% in the interferon monotherapy group (p = 0.1). Meta analysis demonstrated a sustained response odds ratio of greater than 1 and a 95% confidence interval slightly overlapping 1, indicating that the combination of ZADAXIN plus interferon was superior to interferon monotherapy. This sustained biochemical response analysis demonstrates a statistical trend in favor of the combination of ZADAXIN plus interferon group and suggests that there is only a small chance that this difference occurred by chance alone. Meta analysis of sustained virological response also showed an odds ratio and 95% confidence interval of greater than 1, indicating that the combination of ZADAXIN plus interferon was significantly superior to interferon monotherapy.

     The three studies also showed there were no increased or new side effects or toxicities in the combination of ZADAXIN plus interferon group compared to patients treated with interferon monotherapy.

     Set forth below is more detailed information regarding the development status of the combination of ZADAXIN plus interferon for treatment of hepatitis C.

     U.S. AND EUROPE. The Company is currently pursuing corporate partnering arrangements for phase 3 development of the combination of ZADAXIN plus interferon for hepatitis C in the U.S. and Europe.* Adrian Di Bisceglie, M.D., Associate Chairman of Medicine, Professor of Internal Medicine at Saint Louis University and Medical Director of the American Liver Foundation, has agreed to be the principal investigator for the Company's phase 3 hepatitis C program. Fifteen additional leading hepatologists have agreed to be co-investigators in this program.

     JAPAN. In Japan, SciClone has licensed exclusive development and marketing rights to ZADAXIN to Schering-Plough K.K. In November 1997, Schering-Plough K.K. commenced a phase 2 study of ZADAXIN as a monotherapy for hepatitis C, as required for Japanese approval of ZADAXIN for the treatment of hepatitis C. Schering-Plough K.K. also is working to satisfy requirements to begin a clinical program to study the use of its interferon plus ZADAXIN as a combination therapy for hepatitis C.

     ASIA, LATIN AMERICA, AND THE MIDDLE EAST. The Company has marketing approval for use of ZADAXIN as a treatment for hepatitis C in Cambodia, Myanmar, the Philippines, Singapore and Venezuela. The Company is working to expand its current approvals and pending marketing applications throughout Asia, Latin America and the Middle East to include use of the combination of ZADAXIN plus interferon to treat hepatitis C.

     SOUTHERN EUROPE. In April 1998, SciClone acquired ZADAXIN development and marketing rights in Italy, Spain and Portugal, completing the Company's acquisition of worldwide rights of the drug. The Company believes these three Southern European territories, particularly Italy, represent over 50% of the potential European market for viral hepatitis therapies, especially hepatitis C. In connection with this acquisition, the Company acquired a ZADAXIN marketing approval in Italy as an influenza vaccine adjuvant and a ZADAXIN marketing application. In 1998, the Company established SciClone Italy Srl to pursue aggressively ZADAXIN business opportunities in Southern Europe.

CPX FOR CYSTIC FIBROSIS

CYSTIC FIBROSIS.

     Cystic fibrosis is the most common fatal genetic disease in the U.S. and Europe today. Currently, there is no cure for the disease. CF affects approximately 70,000 children and young adults worldwide, including approximately 30,000 in the U.S. and approximately 30,000 in Europe. In the U.S., approximately 1,000 new cases of CF are diagnosed each year. Currently, the median age of survival for a person with CF is 31 years. CF is caused by a mutated gene that produces an abnormal CFTR protein. This basic protein-associated defect in CF cells results in the faulty transport of chloride and sodium within epithelial cells (which line organs such as the lungs and pancreas) to the cells' outer surfaces. This faulty transport causes the body to produce abnormally thick, sticky mucus which clogs the lungs and leads to fatal infections. This mucus also obstructs the pancreas, preventing enzymes from reaching the intestines to digest food. Most CF patients die from lung disease. More than 10 million people, one in 29 Americans, are unknowing, symptomless carriers of the defective gene. A child must inherit two defective copies of the CF gene, one from each parent, to have CF. Each time two carriers conceive a child, there is a 25% chance that the child will have CF, a 50% chance that the child will be a carrier, and a 25% chance that the child will be a non-carrier.

     Currently, approved CF treatments only address the symptoms of the disease and not the two underlying protein-associated defects causing CF in most patients -- impaired chloride ion transport and abnormal CFTR trafficking. The treatment of CF depends upon the stage of the disease and which organs are involved.

One means of treatment, postural drainage (also called chest physical therapy), requires vigorous percussion (by using cupped hands) on the back and chest to dislodge the thick, sticky mucus from the lungs. Antibiotics are also used to treat lung infections and are administered intravenously, orally and/or in aerosolized formulations. In addition, mucolytic (mucus-thinning) drugs are used to thin the viscosity of the mucus. Since CF also affects the digestive system, the body does not absorb enough nutrients. Therefore, people with CF may need to eat an enriched diet and take both replacement vitamins and enzymes. The annual average cost of care of a CF patient has been estimated by the CF Foundation to be approximately $50,000 per patient. This cost includes hospitalizations, drug therapy and physical therapy.

CPX

     CPX is an orally available xanthine derivative that is produced for therapeutic use through chemical synthesis. CPX targets the underlying biochemical abnormality at the root cause of CF, the malfunctioning CFTR protein that results in the buildup of thick, sticky mucus. CPX use in CF was discovered by Harvey Pollard, M.D., Ph.D., and Kenneth Jacobson, Ph.D., while at the National Institute of Diabetes and Digestive and Kidney Disorders (NIDDK) of the NIH. In October 1997, Dr. Pollard presented preclinical data demonstrating that CPX corrects the two key protein-associated defects causing CF in most patients -- impaired chloride ion transport and abnormal CFTR trafficking. Trafficking refers to the ability of the CFTR protein to traverse the cell cytoplasm and reach the proper location on the cell membrane. CPX is the only drug in clinical development with the potential to correct the two protein-associated defects in most CF patients.

     Consistent with the Company's strategy to expand its product portfolio, SciClone licensed CPX from the NIH in April 1996. In January 1997, the Company's IND was approved by the FDA to begin clinical studies of CPX in the U.S. directly in CF patients rather than in healthy volunteers. The CF Foundation provided substantial financial support in the NIH's early CPX research and supported SciClone in its IND filing with the FDA to gain approval to begin testing of CPX directly in patients. In April 1997, the Company obtained orphan drug designation for CPX from the FDA. In 1997, the FDA awarded SciClone a $100,000 Orphan Drug Grant for phase 1 development of CPX as a treatment for CF. In October 1998, the FDA awarded SciClone a prestigious $200,000 Orphan Drug Grant for phase 2 development of CPX as a treatment for CF. The CF Foundation continues to support SciClone with protocol review, patient recruitment and investigator and study center selection.

U.S. DEVELOPMENT OF CPX FOR CYSTIC FIBROSIS

     In the second quarter of 1998 the Company successfully completed dosing 37 CF patients in its multicenter phase 1 clinical study of CPX. The primary objectives of the study were to evaluate the safety and pharmacokinetic profile of CPX. Single oral dose CPX was found to be safe and well absorbed. In the third quarter of 1998, SciClone started a multicenter, multiple-ascending oral dose phase 2 CPX clinical trial involving 50 CF patients in the U.S. The primary objectives of the phase 2 trial are to evaluate safety, pharmacokinetics and surrogate markers for efficacy. The four participating CF centers in the Company's phase 2 trial are: University of Washington and Children's Hospital CF Center in Seattle, Washington; University of Iowa Hospitals and Clinics CF Center in Iowa City, Iowa; The LeRoy Matthews CF Center, Rainbow Babies and Children's Hospital in Cleveland, Ohio; and The Emory University CF Center, Egleston Children's Hospital in Atlanta, Georgia. Additional centers have indicated interest in joining the study and are being evaluated by the Company.

MARKETING AND SALES

     The Company plans to market and sell ZADAXIN in the U.S., Europe and Japan in collaboration with corporate partners. Outside these territories, the Company currently is and plans to market and sell ZADAXIN on its own.

     In the U.S. and Europe, SciClone is currently pursuing corporate partnering arrangements for the phase 3 development and commercialization of the combination of ZADAXIN plus interferon for the treatment of hepatitis C* in these territories.

     In Japan, SciClone has licensed exclusive ZADAXIN development and marketing rights to Schering-Plough K.K.

     SciClone's marketing and sales strategy for ZADAXIN in Asia (excluding Japan), Latin America and the Middle East is to establish and expand its own regional sales and marketing capabilities to commercialize ZADAXIN. Consistent with this strategy, SciClone conducts medical education and clinical trial programs targeting the leading specialists (e.g. hepatologists) at the leading local hospitals in each of its approved markets as well as markets in which the Company anticipates ZADAXIN approval on a near term or medium term basis. Local importers/distributors assist SciClone with regulatory submissions to the ministries of health and are responsible for the importation, inventory, physical distribution and invoicing of ZADAXIN. SPIL is based in Hong Kong, has international offices in Japan, the Philippines, Singapore and Taiwan and is opening representative offices in Shanghai and Beijing. SPIL also manages a distribution center in Hong Kong which is the source for all ZADAXIN exported to the Company's non-U.S. markets, except Japan. SciClone has established distribution arrangements with local pharmaceutical wholesale/distribution companies covering 46 countries outside of the U.S., Europe and Japan. In those markets where ZADAXIN is approved in Asia, Latin America and the Middle East, SciClone has established or plans to establish in the near term ZADAXIN marketing programs.* Local ZADAXIN sales in the Company's approved markets are or will be managed by SciClone employees utilizing dedicated wholesale/distribution distributor employees nominated and supported by SciClone.

     In the U.S., CPX is in phase 2 clinical development. Currently, the Company plans to create its own marketing and sales organization to market and sell CPX in the U.S. In other markets, the Company is evaluating plans for marketing and selling CPX.

MANUFACTURING

     The Company has entered into contract manufacturing and supply agreements to produce ZADAXIN and CPX.

     To supply markets in Asia (except Japan), Europe, Latin America and the Middle East, SciClone has a collaborative arrangement with a European cGMP third-party source for bulk thymosin alpha 1. This bulk supply is turned into finished sterile injectable product by a separate European cGMP manufacturer. This finished product is shipped to Hong Kong for labeling and redistribution to all markets outside the U.S. and Japan. To supply the U.S. and Japanese markets, the Company has contracted with two cGMP bulk manufacturers and a separate cGMP finishing plant, all in the U.S. SciClone has established an inventory of ZADAXIN sufficient to fulfill its expected near term commercial requirements.

     CPX is manufactured for SciClone in the U.S. by a major U.S. pharmaceutical company and turned into finished form by a separate U.S. pharmaceutical manufacturer.

     The Company directly monitors production runs of its products and maintains its own quality assurance audit program.

PATENTS AND PROPRIETARY RIGHTS

     The Company is either a patentee or exclusive licensee of composition of matter, process and use patents and pending applications related to thymosin alpha 1, in the U.S. and abroad.

     The Company is the exclusive licensee of foreign patents directed to the thymosin alpha 1 composition of matter which are owned by F. Hoffmann-La Roche AG and the Board of Regents of the University of Texas System. The Company is a co-patentee of thymosin alpha 1 composition of matter patents in New Zealand and South Africa. Most of these foreign composition of matter patents have expired. However, the Company is a patentee of a number of composition of matter patents and applications directed to analogs and derivatives of thymosin alpha 1 and is seeking numerous other proprietary rights for thymosin alpha 1. The Company is either a patentee or exclusive licensee and is directing prosecution of use and process patents related to the method of making and therapeutic uses of thymosin alpha 1.

     Process patents owned by SciClone are directed to methods of making thymosin alpha 1 and have issued in the U.S., a majority of European countries, Hong Kong, Canada, Japan, Korea and Taiwan.

     SciClone is also a co-patentee of patents and pending applications covering numerous uses of thymosin alpha 1. Patents covering use of thymosin alpha 1 for treatment of hepatitis C have issued in the U.S. and a majority of European countries, Taiwan, Australia, Indonesia, Malaysia and South Africa. Patents for which SciClone is a co-patentee have additionally issued in the U.S., South Africa and Taiwan covering the use of thymosin alpha 1 to treat autoimmune hepatitis; in Australia and South Africa for the use of thymosin alpha 1 in treating hepatitis C in non-responders to interferon treatment; and in the U.S. and New Zealand covering the use of thymosin alpha 1 to treat decompensated liver disease. Patents which SciClone owns have issued in the U.S., Japan, Taiwan, Malaysia and South Africa covering the use of thymosin alpha 1 to treat hepatitis B carriers with minimal disease. SciClone is the exclusive licensee of patents which have issued in the U.S. and Australia which cover the use of thymosin alpha 1 to treat small cell and non-small cell lung cancer; in Japan covering the treatment of hepatitis B using thymosin alpha 1; in the U.S., Taiwan and South Africa covering the use of thymosin alpha 1 to treat septic shock; and in the U.S., Australia, the Philippines, Taiwan and South Africa covering the treatment of infertility in mammalian males using thymosin alpha 1. Numerous corresponding additional patent applications in other countries are pending for each of the above named indications.

     The Company is the exclusive licensee of an issued U.S. patent covering the use of CPX to treat CF, as well as other pending domestic and foreign patent applications covering CPX analogs and their use in treating CF.

     In addition to patent protection, the Company intends to use other means to protect its proprietary rights. Certain marketing exclusivity periods may be available under regulatory provisions in certain countries including the U.S., European Union countries, Japan and Taiwan, which benefits the holder of the first marketing approval for new chemical entities or their equivalents for a given indication and the Company is pursuing such rights. Orphan drug protection has been or will be sought where available, granting additional market exclusivity. The Company is the holder of an orphan drug product designation for thymosin alpha 1 for hepatitis B and DiGeorge Anomaly in the U.S. Recognition and protection of trademarks for thymosin alpha 1 is being accomplished through worldwide filing of trademark applications for ZADAXIN and other trademarks which appear on the commercial packaging of the product and are used in promotional literature. Copyrights for the commercial packaging may provide SciClone with means to take advantage of procedures available in certain countries to exclude counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. The Company has also implemented anti-counterfeiting measures on commercial packaging and plans to register the packaging with customs departments in countries where such procedures exist.

     The Company is pursuing similar types of protection for CPX, where applicable. The Company is the holder of an orphan drug product designation for CPX to treat CF in the U.S.

     The Company also relies upon trade secrets, which it seeks to protect, in part, by entering into confidentiality agreements with employees, consultants, suppliers and licenses. There can be no assurance that these agreements will not be breached, that SciClone would have adequate remedies for any breach or that SciClone's trade secrets will not otherwise become known or independently developed by competitors.

SPONSORED RESEARCH AND DEVELOPMENT

     For the years ended December 31, 1998, 1997 and 1996, the Company expended $9,293,000, $8,642,000 and $9,904,000, respectively, in Company sponsored research and development activities.

COMPETITION

     Competition in the pharmaceutical field is intense and the Company expects that competition will increase. The Company's competitors include major pharmaceutical companies, biotechnology firms and universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of products in the therapeutic areas being pursued by the Company. Many of these companies and institutions have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than the Company and extensive experience in undertaking clinical testing and obtaining regulatory approvals necessary to market drugs. Principal competitive factors in the pharmaceutical field include efficacy, safety, and therapeutic regimen. Where comparable products are marketed by other companies price is also a competitive factor. The Company intends to use alpha interferon as a reference drug in establishing pricing for ZADAXIN, although this may change over time.*

GOVERNMENT REGULATION

     Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the manufacturing of products for the Company and the marketing of products by the Company, as well as in ongoing research and development activities and in preclinical and clinical trials and testing related to the Company's products. If the Company's products are manufactured, tested or sold in the U.S., they will be regulated in accordance with the Federal Food, Drug and Cosmetic Act ("FD&C Act"). The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes
(i) preclinical laboratory and animal tests, (ii) submission to the FDA of an IND, which must become effective before human clinical trials may commence,
(iii) adequate well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, (iv) submission to the FDA of a New Drug Application ("NDA") with respect to drugs, and (v) FDA approval of the NDA prior to any commercial marketing, sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current U.S. Good Manufacturing Practices ("cGMP").

     In the U.S., clinical trial programs generally involve a three-phase process. Typically, phase 1 pharmacology trials are conducted in a small number of healthy volunteers to determine the toxicity, pharmacological effects, metabolism and dose range requirements for the drug. Phase 2 trials are conducted with groups of patients afflicted with the target disease to make a preliminary determination of efficacy and optimal dosages and to provide additional evidence of safety. In phase 3, large-scale, multi-center comparative trials are conducted in patients afflicted with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by the FDA and other regulatory agencies. The results of the preclinical and clinical testing are submitted to the FDA in the form of an NDA or Product Licensing Application for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. In approving an NDA, the FDA may require further post-marketing studies, referred to as phase 4 studies. When used in this Report in connection with trials and filings in other countries, terms such as "phase 1," "phase 2," "phase 3," "phase 4," "new drug application" and "marketing application" refer to what the Company believes are comparable trials and filings in such other countries.

     Congress recently amended the FD&C Act to facilitate and expedite the development and review of drugs intended for treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions. These provisions, which combine existing FDA expedited approval and accelerated approval procedures, set forth a new procedure for designation of a drug as a "fast track product." Concurrent with or after an IND is filed, the sponsor may request designation as a fast track product, which must be responded to by the FDA within 60 calendar days.

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

     Even after initial FDA approval has been obtained, further studies, including post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in manufacturing facility, an NDA supplement may be required to be submitted to the FDA. Pursuant to recent amendments to the FD&C Act, once regulations are implemented, certain manufacturing changes will not require submission of a supplement.

     The orphan drug provisions of the FD&C Act provide incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S., where the sponsor does not realistically anticipate its product becoming profitable. Under these provisions, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same use. SciClone has been granted orphan designation by the FDA for CPX for cystic fibrosis and for thymosin alpha 1 for chronic active hepatitis B and DiGeorge Anomaly. In prior years, legislation was introduced in the U.S. Congress that would restrict the duration of the market exclusivity of an orphan drug. There can be no assurances that this type of legislation will not be reintroduced and passed into law, or that the benefits of the existing statute will remain in effect.

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

     The Company is subject to foreign regulations governing human clinical trials and pharmaceutical sales. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries is required prior to the commencement of marketing of the Company's products in those countries. The approval process varies from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In general, foreign countries use one of three forms of regulatory approval process. In one form, local clinical trials must be undertaken and the data must be compiled and submitted for review and approval. In Japan, for example, the process is time-consuming and costly because clinical trials and preclinical studies must be conducted in Japan. A second form of approval process requires clinical trial submissions, but permits use of foreign clinical trials and typically also requires some form of local trial as well. A third form of approval process does not require local clinical trials, but rather contemplates submission of an application including proof of approval by countries that have clinical trial review procedures. Thus, a prior approval in one or more of the U.S., Japan, most European Union countries or Australia, among others, is often sufficient for approval in countries using this third form of approval process.

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

     Pursuant to the Prescription Drug User Fee Act of 1992, drug manufacturers generally are required to pay three types of user fees: (1) a one-time application fee for approval of an NDA; (2) an annual product fee imposed on prescription drugs after FDA approval; and (3) an annual establishment fee imposed on facilities used to manufacture prescription drugs. The fee rates for 1999 are: (1) $272,282 one-time fee for an application requiring clinical data, or $136,141 fee for an application not requiring clinical data; (2) $128,435 annual establishment fee; and (3) $18,364 annual product fee. These fee amounts are likely to increase in the future. Fee waivers or reductions are available in certain instances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless such drug also includes a non-orphan indication.

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

     As the preceding discussion indicates, the research, preclinical development, clinical development, manufacturing, marketing and sales of pharmaceuticals, including ZADAXIN and CPX, are subject to extensive regulation by governmental authorities. Products developed by the Company cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy, uncertain and requires the expenditure of substantial resources. For example, in some countries where the Company contemplates marketing ZADAXIN, the regulatory approval process for drugs not previously approved in countries that have established clinical trial review procedures is uncertain and this uncertainty may result in delays in granting regulatory approvals. In addition, in certain countries such as Japan, the process for obtaining regulatory approval is time consuming and costly. The Company is currently pursuing regulatory approvals of ZADAXIN in a number of countries, and of CPX in the U.S., but there can be no assurance that the Company will ultimately obtain approvals in such countries in a timely and cost-effective manner or at all. Failure to comply with applicable U.S. or foreign regulatory requirements can, among other things, result in Warning Letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. Further, additional government regulation may be established or imposed by legislation or otherwise which could prevent or delay regulatory approval of ZADAXIN, CPX or any future products of the Company. Adverse events related to the Company's products in any of the Company's existing or future markets could cause regulatory authorities to withdraw market approval for such products, if any, or prevent the Company from receiving market approval in the future.

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

EMPLOYEES

     As of December 31, 1998, the Company had 39 employees, 28 in the U.S., and 11 abroad. Additionally, the Company has direct access to and control of 77 employees of its overseas distributors. The Company considers its relations with its employees to be satisfactory.

RECENT DEVELOPMENTS

     On July 23, 1997, the Company loaned to Thomas E. Moore, its former Chairman/CEO, $5,944,000 in exchange for a promise to repay the loan on demand and the pledge of 1,882,500 shares of SciClone Common Stock owned by Mr. Moore as collateral for such loan.

     During 1998 it was determined that the value of the collateral underlying the loan made to Mr. Moore was more than temporarily impaired and that a writedown of the book value of the note would be required. Upon further investigation relative to the collectibility of the demand note, it was determined that the entire $5.944 million, plus accumulated interest of approximately $689,000, was in substantial doubt. As a result of this determination the Company elected to write off the entire remaining book value in a non-cash charge to earnings in the fourth quarter of 1998 and cancel the 1,882,500 shares held as collateral. Under a new agreement, Mr. Moore received credit against his total indebtedness of approximately $6.633 million. This credit is calculated as the value of Mr. Moore's 1,882,500 shares of SciClone Common Stock cancelled by the Company based on the greater of two stock prices. The first stock price is calculated as the average 5-day closing stock price at closing of this agreement. The second stock price is calculated as the average 5-day closing stock price at September 30, 1999. After calculating and applying the appropriate credit, the balance of the remaining debt, if any, will be paid in five installments according to a schedule beginning on October 1, 1999 at $20,000 and increasing by a factor of 4 each six month anniversary thereafter with final payment due no later than October 1, 2001. In the event that the higher 5-day average stock price exceeds the amount of the indebtedness such excess will be remitted to Mr. Moore in cash or stock, at the Company's sole discretion. If in stock, the number of shares will not exceed 1,882,500 shares. See "Note 8 -- Shareholder's Equity of Notes to Consolidated Financials."

ITEM 2. PROPERTIES

     The Company has leased approximately 12,000 square feet of office space at its headquarters in San Mateo, California and limited office space for marketing purposes in Singapore, Hong Kong, Shanghai and Taiwan. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

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

                                                           PRICE RANGE
                                                          COMMON STOCK
                                                      ---------------------
                                                       HIGH            LOW
                                                      ------          -----
1998
  4th quarter.......................................   $ 2             $ 15/16
  3rd quarter.......................................     3 15/16        1 11/16
  2nd quarter.......................................     5 1/8          3 1/8
  1st quarter.......................................     4 11/16        1 25/32
1997
  4th quarter.......................................   $ 7 11/32       $2 15/16
  3rd quarter.......................................     6 1/2          3 7/16
  2nd quarter.......................................     7 15/32        4 3/8
  1st quarter.......................................    16 1/8          4 3/4

     On April 1, 1998, the Company issued and sold 661,157 shares of Series C preferred stock ("Preferred Stock") at $6.05 per share to three institutional investors, and received $3,931,000 in net proceeds from the offering. During the fourth quarter ended December 31, 1998, 354,867 shares of Series C preferred stock were converted into 1,894,086 shares of common stock.

     Through December 31, 1998, all but 58,356 shares of Series C preferred stock were converted into a total of 3,168,404 shares of Common Stock. In January 1999, 46,922 of the remaining 58,356 shares of Series C preferred stock were converted into 299,483 shares of common stock and 11,434 of such remaining shares of Series C preferred stock were redeemed at a conversion price of approximately $0.95 per common share. As a result, there are no outstanding shares of Series C preferred stock.

     As of March 12, 1999, there were approximately 282 holders of record and more than 5,000 beneficial holders of the Company's Common Stock.

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

                                               1998            1997            1996            1995            1994
                                           ------------    ------------    ------------    ------------    ------------
STATEMENTS OF OPERATIONS DATA:
Product sales............................  $  3,625,000    $  2,223,000    $    703,000    $    273,000    $         --
Contract revenue.........................       100,000              --              --              --              --
Cost of product sales....................     1,036,000         990,000         740,000         737,000              --
                                           ------------    ------------    ------------    ------------    ------------
Gross margin.............................     2,689,000       1,233,000         (37,000)       (464,000)             --
Operating expenses:
  Research and development...............     9,293,000       8,642,000       9,904,000      10,386,000       9,282,000
  Special research and development
    charges..............................            --              --              --              --       3,470,000
  Marketing..............................     5,391,000       4,145,000       4,240,000       4,323,000       4,375,000
  General and administrative.............     3,714,000       3,662,000       3,183,000       2,904,000       3,811,000
                                           ------------    ------------    ------------    ------------    ------------
Total operating expenses.................    18,398,000      16,449,000      17,327,000      17,613,000      20,938,000
                                           ------------    ------------    ------------    ------------    ------------
Loss from operations.....................   (15,709,000)    (15,216,000)    (17,364,000)    (18,077,000)    (20,938,000)
Writedown of note receivable from former
  officer................................    (5,944,000)             --              --              --              --
Interest and investment income, net......       582,000       1,219,000       2,618,000       3,302,000       3,057,000
                                           ------------    ------------    ------------    ------------    ------------
Net loss.................................  $(21,071,000)   $(13,997,000)   $(14,746,000)   $(14,775,000)   $(17,881,000)
Deemed dividend on issuance of preferred
  stock..................................    (3,143,000)             --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------
Net loss attributable to common
  stockholders...........................  $(24,214,000)   $(13,997,000)   $(14,746,000)   $(14,775,000)   $(17,881,000)
                                           ============    ============    ============    ============    ============
Basic net loss per share.................  $      (1.48)   $      (0.85)   $      (0.85)   $      (0.88)   $      (1.02)
                                           ============    ============    ============    ============    ============
Weighted average shares used in computing
  basic net loss per share amounts.......    16,335,096      16,472,765      17,421,312      16,882,000      17,507,564

BALANCE SHEET DATA:
Cash, cash equivalents and investments...  $  5,410,000    $ 12,901,000    $ 35,106,000    $ 47,390,000    $ 63,670,000
Working capital..........................     3,845,000       7,416,000       9,224,000      19,283,000      44,797,000
Total assets.............................    11,727,000      19,196,000      42,728,000      54,151,000      67,013,000
Total shareholders' equity...............     6,428,000      15,724,000      37,466,000      49,555,000      62,754,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a global biopharmaceutical company that acquires, develops and commercializes specialist-oriented proprietary drugs for treating chronic and life-threatening diseases, such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Currently, the Company has two drugs in clinical development, ZADAXIN for hepatitis B, hepatitis C, cancer and immune system disorders, and CPX for cystic fibrosis. The Company also has other drug candidates in preclinical development. To date, the Company's principal focus has been the development and commercialization of ZADAXIN and the development of CPX.

     From commencement of operations through December 31, 1998, the Company incurred a cumulative net loss of approximately $109.6 million. The Company expects its sales, gross margin and operating expenses to increase over the next several years as it expands its sales, research and development, clinical testing and marketing capabilities.* The Company's ability to achieve profitable operations is primarily dependent on obtaining additional financing to support its operations and long-term product development and commercialization programs, increasing ZADAXIN sales in approved markets, securing regulatory approvals for ZADAXIN in additional countries and successfully launching ZADAXIN, if approved, in such countries. In addition, other factors may also impact the Company's ability to achieve a profitable level of operations such as spending associated with successful development of CPX, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate.

     The Company's operating results may fluctuate from period to period as a result of, among other things, market acceptance of ZADAXIN, the timing and costs associated with preclinical and clinical development of the Company's products, the regulatory approval process, and the acquisition of additional product rights. Setbacks in the launch, sale or distribution of ZADAXIN, preclinical and clinical development of the Company's products, particularly CPX, the regulatory approval process or relationships with collaborative partners, and any shortfalls in revenue or earnings from levels expected by securities analysts, among other developments, have in the past had, and could in the future have, an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

RESULTS OF OPERATIONS

     Product sales were $3,625,000, $2,223,000 and $703,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Sales in 1996 were largely fourth quarter sales into the People's Republic of China to establish importation duty rates and internal distribution patterns. In 1997, sales were relatively flat through the quarters as the four geographic regions of the People's Republic of China, northern, central, southern and Guangzhou area, were established. In 1998, both unit and U.S. dollar sales grew at an average of 25% quarter to quarter as the awareness and use of ZADAXIN expanded. Currently, the Company has received approval to market ZADAXIN in Argentina, Cambodia, Italy, Kuwait, Mexico, Myanmar, the People's Republic of China, Pakistan, Peru, the Philippines, Singapore, Venezuela, and Vietnam. The People's Republic of China, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. In 1997, the Company sold to one principal importer/agent who then resold to four distributors inside the People's Republic of China. Reflecting the expansion and stability of the Company's sales to the People's Republic of China in 1998, the Company began working extensively with a second importing agent in addition to the agent used in 1997. This enabled the expansion of sales to the four distributors. For the year ended December 31, 1998, four distributors in China accounted for 84% of the Company's product sales. In addition, the Company has filed for approval to market ZADAXIN in 19 additional countries and anticipates additional filings in other countries. The Company expects product sales to increase in its existing approved markets in 1999 and beyond, upon the commencement of the commercial launch of ZADAXIN in additional markets once regulatory approvals are secured. The level of such product sales increase is dependent upon increased ZADAXIN market penetration in the Company's existing approved markets, additional ZADAXIN marketing approvals and the successful launch of ZADAXIN in new markets. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will ever achieve significant levels of product sales or that the Company will receive additional ZADAXIN market approvals.

     Cost of product sales was $1,036,000, $990,000 and $740,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase is attributable to increased product sales. The Company expects cost of product sales to vary from quarter to quarter, depending upon the level of product sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

     Research and development expenses were $9,293,000, $8,642,000, and $9,904,000 for the years ended December 31, 1998, 1997, and 1996, respectively. For the year ended December 31, 1998, the increase in research and development expenses as compared to 1997 was due to increased clinical trial expenses. Additional pilot clinical studies to expand the use of ZADAXIN in overseas markets were started in 1998. Clinical trial expenses in 1998 also increased due to clinical trial expenses in Japan, and additional clinical trial expenses for the clinical development of CPX. The initiation and continuation of these programs by the Company had and will continue to have a significant effect on the Company's research and development expenses in the future and will require the Company to seek additional capital resources in the immediate future. For the year ended December 31, 1997, the decrease in research and development expenses as compared to 1996 was primarily attributable to decreases in regulatory expenses and in costs associated with decreased ZADAXIN clinical trials, essentially due to the completion of the Company's ZADAXIN phase 3 hepatitis B in Taiwan during the first half of 1996, offset by increased preclinical development expenses associated with CPX. In general, the Company expects product research and development expenses to increase over the next several years and to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, entering into one or more corporate partnering arrangements, acquiring product rights, and expanding regulatory activities.

     Marketing expenses were $5,391,000, $4,145,000, and $4,240,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in 1998 over 1997 reflected the increases in activities related to expanding distribution and marketing efforts around the world in addition to increased professional services related to the 1998 sales increase. The slight reduction in expenses in 1997 compared to 1996 was largely related to the preparatory marketing expenses in 1996, which were beneficial throughout 1997. The Company expects marketing expenses to increase significantly in the next several quarters and years as it anticipates expanding its commercialization and marketing efforts and pursuing other strategic relationships.

     General and administrative expenses were $3,714,000, $3,662,000, and $3,183,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in 1997 as compared to 1996 was primarily due to increased general office expenses associated with increased rent and office relocation expenses, investment banking fees and fees for professional services, primarily legal and accounting fees, associated with the Company's adoption of a shareholder rights plan and proposed public offering. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company augments its general and administrative activities and resources to support increased expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     On July 23, 1997, the Company loaned to Thomas E. Moore, its former Chairman/CEO, $5,944,000 in exchange for a promise to repay the loan on demand and the pledge of 1,882,500 shares of SciClone Common Stock owned by Mr. Moore as collateral for such loan.

     During 1998 it was determined that the value of the collateral underlying the loan made to Mr. Moore was more than temporarily impaired and that a writedown of the book value of the note would be required. Upon further investigation relative to the collectibility of the demand note, it was determined that the entire $5.944 million, plus accumulated interest of approximately $689,000, was in substantial doubt. As a result of this determination the Company elected to write off the entire remaining book value in a non-cash charge to earnings in the fourth quarter of 1988 and cancel the 1,882,500 shares held as collateral. Under a new agreement, Mr. Moore received credit against his total indebtedness of approximately $6.633 million. This credit is calculated as the value of Mr. Moore's 1,882,500 shares of SciClone Common Stock cancelled by the Company based on the greater of two stock prices. The first stock price is calculated as the average 5-day closing stock price at closing of this agreement. The second stock price is calculated as the average 5-day closing stock price at September 30, 1999. After calculating and applying the appropriate credit, the balance of the remaining debt, if any, will be paid in five installments according to a schedule beginning on October 1, 1999 at $20,000 and increasing by a factor of 4 each six month anniversary thereafter with final payment due no later than October 1, 2001. In the event that the higher 5-day average stock price exceeds the amount of the indebtedness such excess will be remitted to Mr. Moore in cash or stock, at the Company's sole discretion. If in stock, the number of shares will not exceed 1,882,500 shares. See "Note 8 -- Shareholder's Equity of Notes to Consolidated Financials."

     A non-cash charge to earnings was recorded in April 1998 for $3,143,000 representing a deemed dividend associated with the issuance of the Series C preferred stock.

     Net interest and investment income was approximately $582,000, $1,219,000, and $2,618,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in 1998 as compared to 1997 and in 1997 as compared to 1996 resulted from lower average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1998, the Company received approximately $4,000,000 (before deducting expenses) from the sale of 661,157 shares of Series C preferred stock in a private placement. As of December 31, 1998, all but 58,356 shares of Series C preferred stock were converted into 3,168,404 shares of common stock. In January 1999, 46,922 of the remaining 58,356 shares of Series C preferred stock were converted into 299,483 shares of common stock and 11,434 of such remaining shares of Series C preferred stock were redeemed at a conversion price of approximately $0.95 per common share. As a result, there are no outstanding shares of Series C preferred stock. In March 1998, the Company also received approximately $754,000 from one of its executive officers as a partial payment of an outstanding loan. (See "Note 1" -- "Notes Receivable from Officers"). In November 1998 the Company settled a note with a former executive officer by accepting payment of approximately $950,000 in cash and offsetting approximately $181,000 in retained salary and housing allowance accruals against the debt.

     At December 31, 1998, 1997, and 1996, the Company had $5,410,000,
$12,901,000, and $35,106,000, respectively, in cash, cash equivalents and marketable securities. The marketable securities consist primarily of highly liquid short-term and long-term investments.

     Net cash used by the Company in operating activities amounted to $13,353,000, $14,056,000, and $14,641,000, for the years ended December 31,
1998, 1997, and 1996, respectively. Net cash used in operating activities for the year ended December 31, 1998 was less than the net loss primarily due to increases in clinical trial expense accruals primarily for Japan, inventory decreases, a deemed dividend in connection with the issuance of the Company's Series C preferred stock and impairment of a note receivable from a former officer. These amounts were partially offset by increases in prepaid expense primarily for product marketing rights acquired for the U.S. and Europe. Net cash used in operating activities for the year ended December 31, 1997 was greater than the Company's net loss for such period primarily due to increases in accounts receivable associated with sales from the Company's launch of ZADAXIN in its approved markets and increases in payments to third parties for goods and services and to employees for compensation and benefits. These amounts were partially offset by non-cash charges associated with depreciation and amortization, decreases in prepayments of certain future expenses, and increases in amounts owed to third parties for clinical trials. Net cash used in operating activities for the year ended December 31, 1996 is less than the Company's net loss for such period primarily due to non-cash charges associated with depreciation of furniture and equipment and amortization of deferred compensation in addition to increases in amounts owed to third parties for goods and services. These amounts were partially offset by cash used for inventory purchases, increases in and prepayments of certain future period expenses and payments of amounts owed to third parties related to clinical trial expenses and compensation and benefits.

     Net cash provided by investing activities for the year ended December 31, 1998 primarily related to the net sale of $7,388,000 in marketable securities offset by the purchase of approximately $99,000 in equipment and furniture. Net cash provided by investing activities for the year ended December 31, 1997 primarily related to the net sale of $21,335,000 in marketable securities offset by the purchase of approximately $404,000 in equipment and furniture. Net cash provided by investing activities for the year ended December 31, 1996 primarily related to the net sale of $12,319,000 in marketable securities offset by the purchase of approximately $94,000 in equipment and furniture.

     Net cash provided by financing activities for the year ended December 31, 1998 consisted of $6,342,000 in proceeds, approximately $3,931,000 of which related to the Company's sale and issuance of 661,157 shares of Series C preferred stock, approximately $529,000 of which related to the issuance of common stock and approximately $1,882,000 of which related to the payment on notes receivable from former and current officers. Net cash used in financing activities for the year ended December 31, 1997 consisted of $4,267,000 related to Company's repurchase of its common stock under the Company's approved stock repurchase plan and the amounts loaned to Mr. Moore referred to above of $5,944,000 offset by $2,313,000 in proceeds received from the issuance of common stock by the exercise of outstanding warrants and from the issuance of common stock under the Company's stock option plan and employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 1996 related to $3,731,000 in proceeds received from the issuance of common stock under the Company's stock option plan offset by approximately $659,000 related to Company's repurchase of its common stock.

     The report of the independent auditors on the Company's financial statements contains an explanatory paragraph indicating that the Company's historical operating losses and lack of sufficient significant revenues from product sales raises substantial doubt about the Company's ability to continue as a going concern. Without additional financing, significant reduction in operation expenses or sales growth beyond management's expectations, or a combination thereof, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations only through June 1999. To support such operations beyond June 1999, the Company will need to raise additional financing in the near term. The Company is pursuing additional financings including a private placement of common stock and common stock warrants, use of its Equity Line (see Note 8 to Consolidated Financial Statements), bank debt financing and corporate partnering to develop ZADAXIN in the U.S. and Europe.* The Company plans to conclude one or more of such additional financings over the next two to six months, although no assurance can be given that such financing will occur in the time frame expected by the Company, on terms favorable to the Company, or at all. The Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products.

IMPACT OF THE YEAR 2000

     As is true for most companies, the Year 2000 computer issue could create a risk for the Company. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for the Company exists in the following areas: systems used by the Company to run its business and systems used by the Company's vendors. The Company is currently evaluating its exposure in both of these areas.

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

RISK FACTORS

     Dependence on ZADAXIN(R) and CPX. The Company's principal drug development efforts are currently focused primarily on ZADAXIN and CPX. Clinical trials of ZADAXIN sponsored by the Company and/or other parties are currently in progress or planned and favorable results from such trials will be necessary to gain regulatory approval in major pharmaceutical markets. Sales of ZADAXIN commenced in 1997. While ZADAXIN has been approved for commercial sale in 13 countries, no assurance can be given that ZADAXIN approvals will be obtained in additional countries or for the treatment of additional indications, such as cancer, in a timely fashion or at all. The Company's launch of ZADAXIN in the People's Republic of China, the Philippines and Singapore was the first commercial introduction of ZADAXIN by the Company, and no assurance can be given that continued commercialization of ZADAXIN will prove successful. The Company has not yet launched ZADAXIN in Argentina, Cambodia, Italy, Kuwait, Mexico, Myanmar, Pakistan, Peru or Vietnam and no assurance can be given that future launches of ZADAXIN will prove successful in these countries or in any additional countries. Future sales of ZADAXIN will depend on market acceptance and successful distribution. In particular, although the People's Republic of China has the highest hepatitis B prevalence in the world, the low average income and poorly developed distribution infrastructure present ongoing challenges to successful commercialization of ZADAXIN in that market. Because the Company currently relies on ZADAXIN as its sole source of revenue, the failure to demonstrate the drug's efficacy in future clinical trials, obtain additional marketing approvals or commercialize the drug successfully would have a material adverse effect on the Company.

     The Company may experience delays and encounter difficulties in clinical trials of CPX, its drug in phase 2 clinical development for treatment of cystic fibrosis ("CF"). In addition, there can be no assurance that any clinical trial will provide statistically significant evidence of the efficacy of CPX in treating CF. A failure to demonstrate the safety and efficacy of CPX in a CF clinical trial, obtain regulatory approval of CPX for CF or successfully commercialize CPX could have a material adverse effect on the Company.

     No History of Significant Revenues; Continuing Operating Losses. The Company has only recently generated revenues from the commercialization of its lead product, ZADAXIN, and there is substantial uncertainty regarding the timing and amount of any future revenues and whether such future revenues will be material. The Company cannot predict when or if marketing approvals for CPX will be obtained or additional marketing approvals for ZADAXIN will be obtained. Even if such approvals are obtained, there can be no assurance that ZADAXIN and CPX will be commercialized successfully. The Company has experienced significant operating losses since its inception and has a substantial accumulated deficit. If sales increase over the next several years, the Company expects its operating expenses also to increase over the next several years as it expands its development, clinical testing and marketing capabilities.* The Company's ability to achieve a profitable level of operations is dependent in large part on obtaining additional financing to support its operations and its long-term product development and commercialization efforts, successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products, entering into a corporate partnering arrangement for development in the U.S. and Europe of a combination therapy for hepatitis C including ZADAXIN plus interferon, entering into other agreements for product development and commercialization, where appropriate, and continuing to expand from development into successful marketing. There can be no assurance that the Company will ever achieve a profitable level of operations.

     Future Capital Needs; Uncertainty of Additional Financing. Since inception, the Company has financed its operations primarily through sales of equity securities. However, the Company will need to obtain substantial additional financing before June 1999 to support its operations and its long-term product development and commercialization programs. Without additional financing, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations only through June 1999. The Company is exploring corporate partnering, a private placement of equity securities, the sale of equity securities under its Equity Line and other opportunities, including debt instruments, to increase its capital resources. However, the Company's future capital requirements will depend on many factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical development expenses and opportunities, the timing and cost of regulatory approvals, patent costs, competing technological and market developments, the nature of existing and future collaborative relationships, the ability to use the Equity Line and the Company's ability to establish development, sales, manufacturing and marketing arrangements. There can be no assurance that such financing will be available on acceptable terms or a timely basis, if at all. Other than the Equity Line the Company has no commitments or arrangements for additional funding and may not be able to obtain needed financing. Draws under the equity line are subject to the satisfaction of certain conditions, including registration of the investor's resale of the shares, a minimum trading price per share, volume limitations, limitations on the number of shares that can be issued without shareholder approval and limitations on the number of shares of the Company's common stock the investor may hold at any point in time. Unless the Company and the investor agree otherwise, the facility is not available when the Company's stock is trading at less than $1.50 per share, which price has been decreased to $1.00 pursuant to an oral agreement between the parties. The unavailability or timing of financing could prevent or delay the Company's long-term product development and commercialization programs and would require the Company to curtail or cease operations.

     Compliance With Nasdaq Listing Requirements: Disclosure Relating to Low-Priced Stock. The Company's common stock is quoted on the Nasdaq National Market (the "National Market"). However, in order to continue to be included in the National Market, a company must meet certain maintenance criteria. The maintenance criteria require a minimum bid price of $1.00 per share, $4,000,000 in net tangible assets (total assets less total liabilities and goodwill) and $5,000,000 market value of the public float (excluding shares held directly or indirectly by any officer or director of the Company and by any person holding beneficially more than 10% of the Company's outstanding shares). As of March 12, 1999 the closing bid price of the Company's Common Stock was $1.969 and as of December 31, 1998 the Company had net tangible assets of $6,992,000.

     Failure to meet these maintenance criteria may result in the delisting of the Company's common stock from the National Market. Trading, if any, in the Company's common stock would thereafter be conducted in the non-Nasdaq over-the-counter market. If the Company's common stock were delisted from trading on Nasdaq, an investor may find it more difficult to dispose of, or to obtain accurate quotation as to the market value of, the Company's common stock, which could severely limit the market liquidity of the common stock and limit the ability of the Company's stockholders to sell the common stock in the secondary market.

     Dependence on Third Parties. The Company's strategy contemplates that it will enter into various collaborative arrangements with other entities. To date, the Company has acquired rights to ZADAXIN, CPX and certain other drugs but is only actively pursuing clinical development of ZADAXIN and CPX. Failure to license or otherwise acquire rights to additional drugs would result in a shortage of products for development. In addition, the Company has licensed exclusive rights to develop and market ZADAXIN in Japan to Schering-Plough K.K. Schering-Plough K.K. has a substantial commitment to alpha interferon, which is an approved therapy for hepatitis B and hepatitis C in Japan. There can be no assurance that the relationship will prove successful or that the Company will be able to negotiate additional arrangements in the future, including a corporate partnering arrangement for development in the U.S. and Europe of a combination therapy for hepatitis C including ZADAXIN plus interferon. The amount and timing of resources that collaborators devote to their activities with the Company will not be within the control of the Company and may be affected by financial difficulties or other factors affecting these third parties. There can be no assurance that such parties will perform their obligations as expected. Moreover, the Company's ability to obtain regulatory approval in one country may be delayed or adversely affected by the timing of regulatory activities and approvals in one or more other countries, particularly if the Company does not participate in the regulatory approval process in such other countries.

     Foreign Sales and Operations. The Company's financial condition in the near term will be highly dependent on ZADAXIN sales in foreign jurisdictions, where sales and operations are subject to inherent risks, including difficulties and delays in obtaining pricing approvals and reimbursement, difficulties and delays in obtaining product health registration and importation permits, unexpected changes in regulatory requirements, tariffs and other barriers, political instability, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potential adverse tax consequences. Certain foreign countries regulate pricing of pharmaceuticals and such regulation may result in prices significantly below those that would prevail in a free market. The majority of the Company's current sales are to customers in the People's Republic of China.

     Patents and Proprietary Rights. The U.S. and most European composition of matter patents for thymosin alpha 1 have expired. The Company will in the future have only limited composition of matter patents for thymosin alpha 1 and this could adversely affect the Company's proprietary rights. However, the Company owns or has exclusive licenses for use and/or process patents or patent applications in the U.S., Europe, Japan and other jurisdictions for thymosin alpha 1, and for CPX in the U.S. and will seek to protect such products from competition through such patent protection and through other means. The Company's success is significantly dependent on its ability to obtain patent protection for its products and technologies and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. No assurance can be given that the Company's pending patent applications will result in the issuance of patents or that any patents will provide competitive advantages or will not be invalidated or circumvented by its competitors. Moreover, no assurance can be given that patents are not issued to, or patent applications have not been filed by, other companies which would have an adverse effect on the Company's ability to use, manufacture or market its products or maintain its competitive position with respect to its products. Numerous patents and patent applications relating to thymosin alpha 1 are held under exclusive license and the breach by the Company of the terms of such license could result in the loss of the Company's rights to such patents and patent applications. Other companies obtaining patents claiming products or processes useful to the Company may bring infringement actions against the Company and such litigation is typically costly and time-consuming. As a result, the Company may be required to obtain licenses from others or not be able to use, manufacture or market its products. Such licenses may not be available on commercially reasonable terms, if at all.

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

     Pharmaceuticals are not patentable in certain countries in SciClone's ZADAXIN territory, or have only recently become patentable, and enforcement of intellectual property rights in many countries in such territory has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries in SciClone's ZADAXIN territory can be expected to be problematic or unpredictable. There can be no assurance that any patents issued or licensed to the Company will provide it with competitive advantages or will not be challenged by others. No assurance can be given that holders of patents licensed to the Company will file, prosecute, extend or maintain their patents in countries where the Company has rights. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around patents issued or licensed to the Company. See "Business -- Patents and Proprietary Rights."

     Government Regulation and Product Approvals. The research, preclinical and clinical development, manufacturing, marketing and sales of pharmaceuticals, including ZADAXIN, CPX and the Company's other drug candidates, are subject to extensive regulation by governmental authorities. Products developed by the Company cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy and requires the expenditure of substantial resources. In some countries where the Company contemplates marketing ZADAXIN, the regulatory approval process for drugs not previously approved in countries that have established clinical trial review procedures is uncertain and this uncertainty may result in delays in granting regulatory approvals. The Company is currently sponsoring clinical trials and pursuing regulatory approvals of ZADAXIN in a number of countries and is currently sponsoring clinical trials of CPX in the U.S., but there can be no assurance that the Company will be able to complete such trials, that such trials, if completed, will fulfill regulatory approval criteria or that the Company will ultimately obtain approvals in such countries. Adverse results in the Company's development programs also could result in the placement of restrictions on the use of ZADAXIN and, if approved, CPX. Failure to comply with the applicable U.S. or foreign regulatory requirements can, among other things, result in Warning Letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. Further, additional government regulation may be established or imposed which could prevent or delay regulatory approval of ZADAXIN, CPX or any future products of the Company. See "Business -- Government Regulation."

     Manufacturing. The Company has entered into contract manufacturing and supply agreements to source ZADAXIN and CPX. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. While the Company believes it has and will be able in the future to establish and maintain manufacturing relationships with experienced suppliers capable of meeting the Company's needs, there can be no assurance that the Company will establish and maintain long term manufacturing relationships with suppliers or that these suppliers will prove satisfactory. The Company currently has vialing and packaging supply agreements in effect and has a sufficient supply of finished ZADAXIN for the near term. The Company has recently changed and upgraded its manufacturing source of finished ZADAXIN for its international markets, excluding Japan. In certain countries, this change may require additional regulatory approvals. If regulatory approvals of such manufacturing change, if required, are not obtained in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials. Such interruptions could also impede commercialization of the Company's products, including sales of ZADAXIN in approved markets, and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company. See "Business -- Manufacturing."

     Marketing and Sales. The Company has established distribution arrangements with local pharmaceutical importers and distribution companies covering countries in Asia, Latin America and the Middle East. However, no assurance can be given that any such distribution arrangements will remain in place or prove successful. See "Business -- Marketing and Sales."

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

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. The Company's investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates the Company invests in short term securities and maintain an average maturity of less than 2 years. A hypothetical 60 basis point increase in interest rates would result in an approximate $36,300 decrease (less than 0.4%) in fair value of the Company's available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on the Company's financial positions at December 31, 1998. Actual results may differ materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         SCICLONE PHARMACEUTICALS, INC.

           FINANCIAL STATEMENTS AT DECEMBER 31, 1998 AND 1997 AND FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996.

                         SCICLONE PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................  $   3,490,000    $ 3,619,000
  Short-term investments....................................      1,513,000      3,866,000
  Accounts receivable, net of allowances of $76,000 in 1998
     and $250,000 in 1997...................................      1,301,000      1,025,000
  Inventory.................................................      1,353,000      2,046,000
  Prepaid expenses and other current assets.................        639,000        332,000
                                                              -------------    -----------
Total current assets........................................      8,296,000     10,888,000
Property and equipment, net.................................        391,000        525,000
Long-term investments.......................................        407,000      5,416,000
Notes receivable from officers..............................        235,000      2,327,000
Other assets................................................      2,398,000         40,000
                                                              -------------    -----------
Total assets................................................  $  11,727,000    $19,196,000
                                                              =============    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $     430,000    $   563,000
  Accrued compensation and employee benefits................        731,000        759,000
  Accrued clinical trials expense...........................      2,402,000      1,210,000
  Accrued professional fees.................................        731,000        818,000
  Other accrued expenses....................................        157,000        122,000
                                                              -------------    -----------
Total current liabilities...................................      4,451,000      3,472,000

Commitments and contingencies (Note 7)
Redeemable preferred stock, no par value; 10,000,000 shares
  authorized; 58,356 issued and outstanding.................        848,000             --

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
     authorized; issuable in series (58,356 redeemable
     preferred shares classified as outstanding -- see
     above).................................................             --             --
  Common stock, no par value; 75,000,000 shares authorized;
     21,534,056 and 17,343,358 shares issued and
     outstanding............................................    115,981,000    107,034,000
  Note receivable from former officer.......................             --     (5,944,000)
  Accumulated other comprehensive income....................          9,000        (18,000)
  Accumulated deficit.......................................   (109,562,000)   (85,348,000)
                                                              -------------    -----------
Total shareholders' equity..................................      6,428,000     15,724,000
                                                              -------------    -----------
Total liabilities and shareholders' equity..................  $  11,727,000    $19,196,000
                                                              =============    ===========

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Revenues:
  Product sales..................................  $  3,625,000    $  2,223,000    $    703,000
  Contract revenue...............................       100,000              --              --
                                                   ------------    ------------    ------------
Total revenues...................................     3,725,000       2,223,000         703,000
                                                   ------------    ------------    ------------
Cost of product sales............................     1,036,000         990,000         740,000
                                                   ------------    ------------    ------------
Gross margin.....................................     2,689,000       1,233,000         (37,000)
                                                   ------------    ------------    ------------
Operating expenses:
  Research and development.......................     9,293,000       8,642,000       9,904,000
  Marketing......................................     5,391,000       4,145,000       4,240,000
  General and administrative.....................     3,714,000       3,662,000       3,183,000
                                                   ------------    ------------    ------------
Total operating expenses.........................    18,398,000      16,449,000      17,327,000
                                                   ------------    ------------    ------------
Loss from operations.............................   (15,709,000)    (15,216,000)    (17,364,000)
Writedown of note receivable from former
  officer........................................    (5,944,000)             --              --
Interest and investment income, net..............       582,000       1,219,000       2,618,000
                                                   ------------    ------------    ------------
Net loss.........................................   (21,071,000)    (13,997,000)    (14,746,000)
Deemed dividend on issuance of preferred stock...    (3,143,000)             --              --
                                                   ------------    ------------    ------------
Net loss attributable to common shareholders.....  $(24,214,000)   $(13,997,000)   $(14,746,000)
                                                   ============    ============    ============
Basic net loss per share.........................  $      (1.48)   $      (0.85)   $      (0.85)
                                                   ============    ============    ============
Weighted average shares used in computing basic
  net loss per share amounts.....................    16,335,096      16,472,765      17,421,312
                                                   ============    ============    ============

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                        NOTE                                       ACCUMULATED
                               COMMON STOCK          RECEIVABLE                                       OTHER           TOTAL
                         -------------------------   FROM FORMER     DEFERRED      ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS'
                           SHARES        AMOUNT        OFFICER     COMPENSATION      DEFICIT         INCOME          EQUITY
                         ----------   ------------   -----------   ------------   -------------   -------------   -------------
Balance at December 31,
  1995.................  16,807,257   $105,916,000   $       --     $(205,000)    $ (56,605,000)    $450,000       $49,556,000
Issuance of common
  stock from exercise
  of stock options and
  warrants and employee
  stock purchase
  plan.................     802,938      3,731,000           --            --                --           --         3,731,000
Repurchase of common
  stock................     (78,000)      (659,000)          --            --                --           --          (659,000)
Amortization of
  deferred
  compensation.........          --             --           --       205,000                --           --           205,000
Net loss...............          --             --           --            --       (14,746,000)          --       (14,746,000)
Net unrealized loss on
  available-for-sale
  securities...........          --             --           --            --                --     (621,000)         (621,000)
                                                                                                                   -----------
Total comprehensive
  loss.................                                                                                            (15,367,000)
                         ----------   ------------   -----------    ---------     -------------     --------       -----------
Balance at December 31,
  1996.................  17,532,195    108,988,000           --            --       (71,351,000)    (171,000)       37,466,000
Issuance of common
  stock from exercise
  of stock options and
  warrants and employee
  stock purchase
  plan.................     495,663      2,313,000           --            --                --           --         2,313,000
Repurchase of common
  stock................    (684,500)    (4,267,000)          --            --                --           --        (4,267,000)
Note receivable from
  former officer.......          --             --   (5,944,000)           --                --           --        (5,944,000)
Net loss...............          --             --           --            --       (13,997,000)          --       (13,997,000)
Net unrealized gain on
  available-for-sale
  securities...........          --             --           --            --                --      153,000           153,000
                                                                                                                   -----------
Total comprehensive
  loss.................                                                                                            (13,844,000)
                         ----------   ------------   -----------    ---------     -------------     --------       -----------
Balance at December 31,
  1997.................  17,343,358    107,034,000   (5,944,000)           --       (85,348,000)     (18,000)       15,724,000
Issuance of common
  stock from exercise
  of stock options and
  warrants and employee
  stock purchase
  plan.................      97,591        529,000           --            --                --           --           529,000
Conversion of preferred
  C shares to common
  stock................   3,168,404      3,083,000           --            --                --           --         3,083,000
Shares issued in asset
  purchase.............     924,703      2,192,000           --            --                --           --         2,192,000
Writedown of note
  receivable from
  former officer.......          --             --    5,944,000            --                --           --         5,944,000
Net loss...............          --             --           --            --       (21,071,000)          --       (21,071,000)
Net unrealized gain on
  available-for-sale
  securities...........          --             --           --            --                --       27,000            27,000
                                                                                                                   -----------
Total comprehensive
  loss.................                                                                                            (21,044,000)
Deemed dividend on
  issuance of preferred
  stock................          --      3,143,000           --            --        (3,143,000)          --                --
                         ----------   ------------   -----------    ---------     -------------     --------       -----------
Balance at December 31,
  1998.................  21,534,056   $115,981,000   $       --     $      --     $(109,562,000)    $  9,000       $ 6,428,000
                         ==========   ============   ===========    =========     =============     ========       ===========

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Operating activities:
Net loss.........................................  $(21,071,000)   $(13,997,000)   $(14,746,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................       233,000         178,000         313,000
  Writedown of note receivable from former
     officer.....................................     6,139,000              --              --
  Non-cash charge on acquisition of technology
     rights......................................     1,511,000              --              --
  Changes in operating assets and liabilities:
     Prepaid expenses and other assets...........    (1,381,000)      1,770,000        (490,000)
     Accounts receivable.........................      (276,000)       (780,000)       (137,000)
     Inventory...................................       693,000         563,000        (248,000)
     Accounts payable and other accrued
       expenses..................................       (97,000)       (401,000)        802,000
     Accrued clinical trials expense.............     1,192,000         246,000      (1,090,000)
     Accrued professional fees...................       (87,000)     (1,576,000)      1,224,000
     Accrued compensation and benefits...........      (209,000)        (59,000)       (269,000)
                                                   ------------    ------------    ------------
Net cash used in operating activities............   (13,353,000)    (14,056,000)    (14,641,000)
                                                   ------------    ------------    ------------
Investing activities:
  Purchase of property and equipment.............       (99,000)       (404,000)        (94,000)
  Payment on acquisition of technology rights....      (407,000)             --              --
  Sale of marketable securities, net.............     7,388,000      21,335,000      12,319,000
                                                   ------------    ------------    ------------
Net cash provided by investing activities........     6,882,000      20,931,000      12,225,000
                                                   ------------    ------------    ------------
Financing activities:
  Proceeds from issuance of Series C preferred
     stock net...................................     3,931,000              --              --
  Proceeds from issuance of common stock, net....       529,000       2,313,000       3,731,000
  Payment on notes receivable from former &
     current officers............................     1,882,000              --              --
  Note receivable from former officer............            --      (5,944,000)             --
  Repurchase of common stock.....................            --      (4,267,000)       (659,000)
                                                   ------------    ------------    ------------
Net cash provided by (used in) financing
  activities.....................................     6,342,000      (7,898,000)      3,072,000
                                                   ------------    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents....................................      (129,000)     (1,023,000)        656,000
Cash and cash equivalents, beginning of period...     3,619,000       4,642,000       3,986,000
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of period.........  $  3,490,000    $  3,619,000    $  4,642,000
                                                   ============    ============    ============

                See notes to consolidated financial statements.

                         SCICLONE PHARMACEUTICALS, INC.

                        NOTES TO CONSOLIDATED FINANCIALS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     SciClone Pharmaceuticals, Inc. ("SciClone" or the "Company") is a global biopharmaceutical company that acquires, develops and commercializes specialist-oriented proprietary drugs for treating chronic and life-threatening diseases, such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Currently, the Company has two products in clinical development, ZADAXIN for hepatitis B, hepatitis C, cancer and immune system disorders, and CPX for cystic fibrosis. The Company has other drug candidates in preclinical development. To date, the Company's principal focus has been the development and commercialization of ZADAXIN and the development of CPX.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each period since its inception and expects to incur additional losses over the next several years.

     Obtaining additional funds will be critical to the Company's ability to maintain operations beyond June 1999. The Company will continue to seek funding from equity financing sources including a private placement of common stock and common stock warrants. The Company signed an agreement in March 1999 with an investment banker to assist it in raising additional capital. The Company plans to raise $4.0 to $6.0 million in equity privately placed with accredited investors in the next two to six months. Raising additional funds from public or private sources may result in significant dilution to then existing shareholders. Additionally, the Company is seeking funding from debt sources as well as corporate partners to develop and commercialize ZADAXIN in the U.S. and Europe. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operation.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The principal office of the Company's subsidiary is located in Hong Kong. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash Equivalents and Investments

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. All cash equivalents are carried at cost plus accrued interest, which approximates market.

     The Company has classified its entire investment portfolio as available-for-sale and records these investments at fair value, as determined by available market information, on the balance sheet. The portfolio primarily consists of U.S. Government securities and short-term and long-term debt instruments. Unrealized holding gains or losses are included in accumulated other comprehensive income. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income along with interest earned. Realized gains or losses, and declines in value judged to be other than temporary are also included in investment income. Management believes the credit risk associated with these investments is limited due to the nature of investments.

                         SCICLONE PHARMACEUTICALS, INC.

     For the years ended December 31, 1998 and 1997, net unrealized gains of approximately $27,000 and $153,000, respectively, were charged to accumulated other comprehensive income.

  Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (three to five years) on the straight-line basis.

  Notes Receivable from Officers

     At December 31, 1998 and 1997, the fair value of the notes receivable from officers was $235,000 and $2,327,000 respectively. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

     In August 1996, the Company extended a loan to one of its then executive officers with an aggregate principal amount of $1,000,000 to be used to finance the purchase of his primary residence. The loan is secured by a first deed of trust on the property, bears interest at 8% per annum and is payable in July 2000. Approximately $750,000 was repaid against this note in March 1998.

     In June 1995, the Company extended a loan to one of its executive officers with an aggregate principal amount of $1,365,000 to be used to finance the purchase and renovation of his primary residence. The loan is secured by a first deed of trust on the property and 20,000 shares of SciClone Common Stock owned by the executive officer, bears interest at 7.5% per annum and is payable in July 2000. In November 1998, the Company settled this loan by accepting payment of approximately $950,000 in cash and offsetting approximately $181,000 in retained salary and housing allowance accruals against the debt. Approximately $194,000 was written off.

     In July 1995, the Company extended a loan to one of its former board members and former executive officers in the principal amount of $95,000 which carries an interest rate of 7.375%. In December 1995, the Company extended an additional loan to this individual in the principal amount of $600,000, which carries an interest rate of 7.50%. The loans were due and payable in December 1997 after which they became subject to an additional 3.5% accelerated interest. The loans are secured by a second deed of trust on residential property owned by this individual. At December 31, 1998, these loans had not been repaid. In January 1999, the Company foreclosed on the loans, is in possession of the underlying property and is actively seeking to sell the property. No entry reflecting this transaction has been recorded in the Company's financial statements.

  Other Assets

     Other assets include the following:

                                                    DECEMBER 31,
                                                ---------------------
                                                   1998        1997
                                                ----------    -------
Intangible product rights -- net..............  $2,338,000    $    --
Other.........................................      60,000     40,000
                                                ----------    -------
                                                $2,398,000    $40,000
                                                ==========    =======

     Product rights acquired are being amortized over 6 years beginning in September 1998.

  Foreign Currency Translation

     The Company has determined the U.S. dollar to be the functional currency for its wholly owned subsidiaries. Adjustments resulting from translation are included in results of operations and have not been significant.

                         SCICLONE PHARMACEUTICALS, INC.

  Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment. The Company has recognized contract revenue as a result of receiving orphan drug grants for CPX. These revenues are recognized at the time of grant.

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

  Retirement Benefits

     The Company has a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 20% of the employee contributions, up to 6% of the employee's salary. Company contributions, which can be terminated at the Company's discretion, were $24,000, $26,000 and $25,000 for the years ended December 31, 1998, 1997, and
1996, respectively. The plan commenced on January 1, 1991.

  Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares excludes shares held as collateral against a former officer's loan (see Note 8). Diluted net loss per share has not been presented as the result would be antidilutive given the Company's history of net losses.

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,548,978, 3,058,734 and 2,526,265 shares in 1998, 1997 and 1996, respectively, related to outstanding options and warrants not included in the calculation of basic net loss per share.

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

                         SCICLONE PHARMACEUTICALS, INC.

  Reporting Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, be included in comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. For the year periods ended December 31, 1998, 1997 and 1996, total comprehensive loss attributable to common shareholders amounted to $21,044,000, $13,844,000 and $15,367,000 respectively.

  Segment Information

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers The Company is evaluating the impact, if any, on SFAS 131 disclosures, but does not believe the disclosures are material. The adoption of SFAS 131 had no significant effect on results of operations or the financial position of the Company.

  Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted for the year ending December 31, 2000. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on results of operations or the financial position of the Company.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2 -- INVESTMENTS

     The following is a summary of available-for-sale securities:

                                                  AVAILABLE-FOR-SALE SECURITIES
                                       ----------------------------------------------------
                                                       GROSS         GROSS       ESTIMATED
                                       AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES        VALUE
                                       ----------    ----------    ----------    ----------
DECEMBER 31, 1998:
  U.S. government & agency
     obligations.....................  $  399,000     $ 9,000       $     --     $  408,000
  Corporate obligations..............   1,512,000          --         (1,000)     1,511,000
  Corporate equity securities........          --       1,000             --          1,000
                                       ----------     -------       --------     ----------
                                       $1,911,000     $10,000       $ (1,000)    $1,920,000
                                       ==========     =======       ========     ==========
DECEMBER 31, 1997:
  U.S. government & agency
     obligations.....................  $3,873,000     $17,000       $ (4,000)    $3,886,000
  Corporate obligations..............   5,357,000       7,000        (40,000)     5,324,000
  Corporate equity securities........     100,000       8,000        (36,000)        72,000
                                       ----------     -------       --------     ----------
                                       $9,330,000     $32,000       $(80,000)    $9,282,000
                                       ==========     =======       ========     ==========

                         SCICLONE PHARMACEUTICALS, INC.

     The amortized cost and estimated fair value of debt and investments at December 31, 1998 by contractual maturity are shown below.

                                                                    ESTIMATED
                                                      AMORTIZED        FAIR
                                                         COST         VALUE
                                                      ----------    ----------
Due in one year or less.............................  $1,512,000    $1,513,000
Due after one year through three years..............     399,000       407,000
                                                      ----------    ----------
                                                      $1,911,000    $1,920,000
                                                      ==========    ==========

NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Raw materials.......................................  $1,298,000    $1,568,000
Finished goods......................................      55,000       478,000
                                                      ----------    ----------
                                                      $1,353,000    $2,046,000
                                                      ==========    ==========

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Office furniture and fixtures.......................  $  318,000    $  300,000
Office equipment....................................     871,000       799,000
Leasehold improvements..............................     213,000       204,000
                                                      ----------    ----------
                                                       1,402,000     1,303,000
Less accumulated depreciation.......................   1,011,000       778,000
                                                      ----------    ----------
Net property and equipment..........................  $  391,000    $  525,000
                                                      ==========    ==========

NOTE 5 -- LICENSE AGREEMENTS

     In September 1998, the Company acquired all rights of Sclavo S.p.A., its Italian licensee, to thymosin alpha 1 in Italy, Spain and Portugal. This agreement with Sclavo S.p.A. ("Sclavo"), an international pharmaceutical company, resulted in the acquisition of Sclavo's marketing approval for ZADAXIN thymosin alpha 1 in Italy as an influenza vaccine adjuvant, a marketing application in Italy for use of ZADAXIN to treat non-small cell lung cancer, as well as all of Sclavo's development and marketing rights to ZADAXIN in Italy, Spain and Portugal. The purchase price consisted of $297,000 in cash, 375,000 shares of the Company's common stock, and warrants to purchase 375,000 shares of common stock at an exercise price of $4.125 per share.

     Pursuant to its 1994 license agreement with Alpha 1 Biomedicals, Inc. ("A1B"), the Company obtained worldwide marketing, development and manufacturing rights to thymosin alpha 1, with the exception of Italy, Spain and Portugal. In April 1997, SciClone entered into an arrangement with A1B to administer the sublicense activities of the A1B licensee for Italy, Spain and Portugal. Under this 1997 agreement, the Company also acquired control of A1B's patent portfolio for thymosin alpha 1. In December 1997, SciClone and A1B entered into an Asset Purchase Agreement pursuant to which the Company acquired A1B's

                         SCICLONE PHARMACEUTICALS, INC.

worldwide rights to thymosin alpha 1, which rights A1B licensed from Hoffmann-LaRoche, Inc. and F. Hoffmann-LaRoche AG (collectively, "Roche"), and eliminated the Company's and its current and future sublicensee's royalty obligations to A1B with respect to future sales of thymosin alpha 1. In July 1998, the Company and A1B closed the Asset Purchase Agreement. This agreement was approved by A1B's stockholders at A1B's 1998 Annual Meeting of Stockholders in July 1998. In accordance with the agreement, the Company has issued to A1B 549,703 shares of common stock (444,115 shares issued in July 1998 and 105,588 shares issued in October 1998) and loaned to A1B $210,000 in exchange for the assets described above. The Company is required to issue to A1B an additional 50,297 shares under the agreement.

     The Company has commissioned an independent appraisal of the rights acquired in both the Sclavo and A1B acquisitions. The results of the valuations have resulted in a $707,000 charge for in-process research and development and $2,456,000 in capitalized product rights. The product rights will be amortized over 6 years.

     In October 1996, the Company entered into an expanded and amended license and supply agreement with Schering-Plough K.K., giving Schering-Plough K.K. exclusive development and marketing rights to ZADAXIN in Japan. Under the amended agreement, the Company expects Schering-Plough K.K. to continue development of ZADAXIN monotherapy for the treatment of hepatitis B and hepatitis C and to initiate investigation of the combination ZADAXIN plus Schering-Plough K.K.'s INTRON(R) A (interferon alfa-2b) for the treatment of hepatitis C, with the parties sharing certain development expenses. Schering-Plough K.K. will undertake the development, registration and marketing of ZADAXIN in Japan. Contingent upon product approval, SciClone will receive milestone payments. To date, there has been no license fee revenue recognized by the Company.

     In April 1996, the Company acquired an exclusive license to CPX, a synthetic compound, from the National Institutes of Health ("NIH"). The NIH developed CPX as a potential treatment for cystic fibrosis. Under this license agreement, the Company is obligated to pay the NIH a minimum annual royalty payment and, upon product approval, the NIH will receive a milestone payment in addition to royalties based on a percentage of CPX net sales revenue.

NOTE 6 -- INCOME TAXES

     The Company uses the liability method to account for income taxes as required by FASB Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The domestic and foreign components of loss before income tax are as follows at December 31:

                                               1998            1997            1996
                                           ------------    ------------    ------------
Domestic.................................  $(19,384,000)   $ (8,516,000)   $ (6,125,000)
Foreign..................................    (4,830,000)     (5,481,000)     (8,610,000)
                                           ------------    ------------    ------------
Loss before income tax expense...........  $(24,214,000)   $(13,997,000)   $(14,735,000)
                                           ============    ============    ============

                         SCICLONE PHARMACEUTICALS, INC.

     Significant components of the Company's deferred tax assets and liabilities at December 31:

                                                               1998           1997
                                                           ------------   ------------
ASSETS
Net operating loss carryforwards.........................  $ 16,170,000   $ 12,640,000
Note receivable written off for financial reporting......     2,150,000             --
Other....................................................     2,420,000      2,500,000
                                                           ------------   ------------
Gross deferred tax assets................................    20,740,000     15,140,000
Valuation allowance......................................   (20,740,000)   (15,070,000)
                                                           ------------   ------------
          Total deferred tax asset.......................  $         --   $     70,000
                                                           ------------   ------------
LIABILITIES
Net unrealized gains on available-for-sale securities....  $         --   $         --
Other....................................................            --         70,000
                                                           ------------   ------------
          Total deferred tax liability...................            --         70,000
                                                           ------------   ------------
Net deferred tax assets..................................  $         --   $         --
                                                           ============   ============

     The valuation allowance increased by approximately $5,670,000 and $3,600,000 in the years ended December 31, 1988 and 1997, respectively. Deferred tax assets relating to carryforwards as of December 31, 1998 include approximately $3,400,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

     At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $43,500,000 which expire in the years 2006 through 2018. The difference between the cumulative looses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by the Company's foreign subsidiaries. At December 31, 1998, the Company has federal tax credit carryforwards of approximately $1,100,000 which expire in the years 2009 through 2018.

     Because of the "change in ownership" provisions of the Internal Revenue Code, a portion of the Company's net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases its main office facility under a non-cancelable lease agreement which expires in August 2000. The lease is for a period of five years and requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad under non-cancelable lease agreements, expiring in 1999. Rental expense in 1998, 1997, and 1996 was $461,000, $462,000, and $397,000 respectively. Minimum future rental commitments amount to $395,000 in 1999, and $293,000 in 2000 and $4,000 in 2001.

  Royalties

     Under the August 1997 Thymosin Alpha 1 Patent License Agreement with The Fitzsimons Army Medical Center of the U.S. Army ("Army"), the Company is obligated to pay the Army a minimum annual royalty, and upon commercialization of thymosin alpha 1, the Company will be obligated to pay to Army a royalty based on a percentage of thymosin alpha 1 net sales revenue.

                         SCICLONE PHARMACEUTICALS, INC.

     Under the April 1996 CPX license agreement with the NIH, the Company is obligated to pay the NIH a minimum annual royalty and, upon commercialization of CPX, the Company will be obligated to pay to NIH a royalty based on a percentage of CPX net sales revenue. During 1998, and 1997 the Company paid $10,000 related to the minimum annual royalty. No royalties were paid in 1996.

     In October 1992, the Company amended its service agreement with a Japanese trading company. Upon receipt by SciClone of any revenues in Japan for ZADAXIN, the Japanese trading company will receive a royalty as a percentage of such revenues for a specified period of time. To date, no royalty amounts have been paid or are due to the Japanese trading company with respect to this agreement.

NOTE 8 -- SHAREHOLDERS' EQUITY

  Common Stock, Preferred Stock and Warrants

     In June 1998, the Company entered into an agreement with an institutional investor for an equity line which allows the Company to access up to $32 million through sales of its common stock over a two-year period, subject to certain limitations. The decision to draw any funds and the timing for any such draw is solely at the Company's discretion. The Company is not obligated to draw any minimum amount under the equity line. The agreement provides that the Company, at its option, can obtain up to $4,000,000 per quarter for two years through sales of its common stock. Should the Company elect to draw upon the equity line, any shares sold will be at a 3% discount to the lowest trading price of the Company's common stock over a specified period of time prior to the date of each sale. As a commitment fee to the investor, the Company issued a five-year warrant to purchase 200,000 shares of its common stock at an exercise price of $5.53 per share. Additional warrants to purchase up to 300,000 additional shares of common stock at no less than $5.53 per share will be issued to the investor based upon the number of shares of common stock purchased by the investor each calendar year during the term of the financing. Draws under the equity line are subject to the satisfaction of certain conditions, including registration of the investor's resale of the shares, a minimum trading price per share, volume limitations, limitations on the number of shares that can be issued without shareholder approval and limitations on the number of shares of the Company's common stock the investor may hold at any point in time. Unless the Company and the investor agree otherwise, the facility is not available when the Company's stock is trading at less than $1.50 per share, which price has been decreased to $1.00 pursuant to an oral agreement between the parties.

     In April 1998, the Company sold 661,157 shares of Series C preferred stock at $6.05 per share and received $3,931,000 in net proceeds from the offering. The preferred stock is convertible into common stock at any time over the next five years at prices based on the market price of the common stock during a pricing period preceding conversion. As of December 31, 1998 all but 58,356 shares of Series C preferred stock was converted into 3,168,404 shares of common stock. In January 1999, 46,922 of the remaining 58,536 shares were converted into 299,483 shares of common stock and 11,434 of such remaining shares of Series C preferred stock were redeemed at a conversion price of approximately $0.95 per common share. In conjunction with the offering, the Company granted to the investors warrants to purchase 100,000 shares of common stock. These warrants are exercisable during the five-year period ending March 2003 at an exercise price of $5.67 per share. In the second quarter ended June 30, 1998, the Company recognized a deemed dividend in the amount of $3,143,000 in connection with the issuance of the Series C preferred stock. This amount increased net loss per share attributable to common shareholders and was calculated as required by the SEC.

     In July 1997, the Company loaned to Thomas E. Moore, its former Chairman/CEO $5.944 million secured by approximately 1.9 million shares of the Company's common stock owned by him. The loan carries interest at 7%. During the period this loan is outstanding and immediately prior to the closing of any offering of the Company's common stock, the Company may convert the loan in a non-cash exchange into this

                         SCICLONE PHARMACEUTICALS, INC.

individual's SciClone common stock by retiring his SciClone common stock at a fixed discount rate from the offering price.

     As of December 31, 1997 the loan was classified as an offset to shareholders' equity. During 1998 it was determined that the value of the collateral underlying the loan made to Mr. Moore was more than temporarily impaired and that a writedown of the book value of the note would be required. Upon further investigation relative to the collectibility of the demand note, it was determined that the entire $5.944 million, plus accumulated interest of approximately $689,000, was in substantial doubt. As a result of this determination the Company elected to write off the entire remaining book value in a non-cash charge to earnings in the fourth quarter of 1998 and cancel the 1,882,500 shares held as collateral. Under a new agreement, Mr. Moore received credit against his total indebtedness of approximately $6.633 million. This credit is calculated as the value of Mr. Moore's 1,882,500 shares of SciClone Common Stock cancelled by the Company based on the greater of two stock prices. The first stock price is calculated as the average 5-day closing stock price at closing of this agreement. The second stock price is calculated as the average 5-day closing stock price at September 30, 1999. After calculating and applying the appropriate credit, the balance of the remaining debt, if any, will be paid in five installments according to a schedule beginning on October 1,1999 at $20,000 and increasing by a factor of 4 each six month anniversary thereafter with final payment due no later than October 1, 2001. In the event that the higher 5-day average stock price exceeds the amount of the indebtedness such excess will be remitted to Mr. Moore in cash or stock, at the Company's sole discretion. If in stock, the number of shares will not exceed 1,882,500 shares.

  Repurchase of Common Stock

     In 1995 and 1994, the Company's Board of Directors authorized the repurchase of up to 1.0 million and 1.5 million shares of the Company's common stock, respectively. In the year ended December 31, 1998 the Company repurchased no shares of its common stock. In the years ended December 31, 1997, and 1996, the Company repurchased 684,500 and 78,000 shares of its common stock for an aggregate cost of $4,267,000, and $659,000, respectively.

  Stock Award Plans

     In August 1991, the Board of Directors and shareholders of the Company approved the 1991 Stock Plan (the "1991 Plan") and reserved 1,300,000 shares for issuance thereunder. In May 1993, the Board of Directors and shareholders of the Company approved a 2,150,000 share increase in the shares reserved under the 1991 Plan. The 1991 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock purchase agreements. In January 1992, the Board of Directors and shareholders of the Company approved the 1992 Stock Plan (the "1992 Plan") and reserved 240,000 shares for issuance thereunder. The 1992 Plan permits the award of incentive or nonqualified stock options which must be exercised in cash. In June 1995, the Board of Directors and the shareholders of the Company approved the 1995 Equity Incentive Plan (the "1995 Plan") and reserved 1,250,000 shares for issuance thereunder. The 1995 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock awards. In June 1998, the Board of Directors and shareholders of the Company approved a 1,150,000 share increase in the shares reserved under the 1995 Plan.

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

                         SCICLONE PHARMACEUTICALS, INC.

annually upon their reelection to the Board of Directors at the Company's Annual Meeting of Shareholders ("Annual Grant"). The options are granted at fair market value on the date of grant. Initial Grants vest annually over a period of three years. Annual Grants vest monthly over a period of one year.

     In July 1996, the Board of Directors and shareholders of the Company approved the 1996 Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares for issuance thereunder. All full-time employees are eligible to participate in the ESPP. Under the terms of the ESPP, employees can choose to have up to 15% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is the lower of 85% of the fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. Under the ESPP, the Company sold 46,738, 20,432 and 5,675 shares to employees in 1998, 1997 and 1996 respectively.

     The following table summarizes the stock option activity under the 1991, 1992 and 1995 plans and the Noneemployee Director Plan:

                                                                                 WEIGHTED AVERAGE
                                                                                 EXERCISE PRICE OF
                                               SHARES AVAILABLE   SHARES UNDER     SHARES UNDER
                                                  FOR GRANT          OPTION            PLAN
                                               ----------------   ------------   -----------------
BALANCE AT DECEMBER 31, 1995.................      4,179,173       2,531,397           $5.86
  Options canceled...........................        107,357        (107,357)           7.97
  Options granted............................       (901,850)        901,850            5.73
  Options exercised..........................             --        (799,625)           4.66
                                                  ----------       ---------
BALANCE AT DECEMBER 31, 1996.................      3,383,682       2,526,265            6.11
  Options canceled...........................        232,595        (232,595)           7.03
  Options granted............................       (775,300)        775,300            5.12
  Options exercised..........................             --         (10,236)           3.14
                                                  ----------       ---------
BALANCE AT DECEMBER 31, 1997.................      2,840,977       3,058,734            5.80
  Options canceled...........................        478,456        (478,456)           5.60
  Options granted............................     (1,018,500)      1,018,500            2.51
  Options exercised..........................             --         (49,800)           3.00
                                                  ----------       ---------
BALANCE AT DECEMBER 31, 1998.................      2,300,933       3,548,978           $4.92
                                                  ==========       =========

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 1998:

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      --------------------------------------    -----------------------
                                                      WEIGHTED
                                                       AVERAGE      WEIGHTED                   WEIGHTED
                                                      REMAINING     AVERAGE                    AVERAGE
                                        NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
      RANGE OF EXERCISE PRICES        OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
      ------------------------        -----------    -----------    --------    -----------    --------
$0.30 - $ 0.30......................      14,000        2.75         $0.30          14,000      $0.30
$1.56 - $ 2.38......................     661,000        9.62          2.34               0       0.00
$2.47 - $ 4.38......................     566,245        7.44          3.13         242,912       3.81
$4.50 - $ 7.25......................   1,985,900        7.27          5.44       1,463,306       5.56
$7.59 - $12.50......................     321,833        5.58         10.36         296,333      10.56
                                       ---------        ----         -----       ---------      -----
                                       3,548,978        7.56         $4.92       2,016,551      $6.05
                                       =========        ====         =====       =========      =====

     As permitted by SFAS 123, the Company applies APB 25 and related Interpretations in accounting for its stock award plans and accordingly, does not recognize compensation expense for awards which have an exercise price equal to the fair value of the Company's common stock on the date of the grant.

                         SCICLONE PHARMACEUTICALS, INC.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 4.73%, 6.16% and 5.14%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's stock of .87 for 1998 and .83 for 1997 and .84 for 1996; and a weighted average expected life of the option of 4.30 years for 1998 and 4.31 years for 1997 and
4.37 for 1996. The fair value for the employee stock purchases was also estimated using the Black-Scholes model with the following assumptions for 1998 and 1997: risk-free interest rate of 4.73% and 5.23% respectively; dividend yield of 0%; expected volatility of .80 and .74 respectively, and expected life of .25 years.

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

     The Company recorded deferred compensation of approximately $2.4 million related to 1992 stock option grants. The deferred compensation is amortized over the vesting period, which ranged from two to five years. For the year ended December 31, 1996, approximately $205,000 of deferred compensation related to stock option grants was charged to compensation expense. There was no deferred compensation charged to compensation expense for the years ended December 31, 1998 and 1997.

     Had compensation expense for the Company's option and employee purchase plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                               1998            1997            1996
                                           ------------    ------------    ------------
Net loss -- as reported..................  $(24,214,000)   $(13,997,000)   $(14,746,000)
                                           ============    ============    ============
Net loss -- pro forma....................  $(26,142,000)   $(15,726,000)   $(15,821,000)
                                           ============    ============    ============
Net loss per share -- as reported........  $      (1.48)   $      (0.85)   $      (0.85)
                                           ============    ============    ============
Net loss per share -- pro forma..........  $      (1.60)   $      (0.95)   $      (0.91)
                                           ============    ============    ============

     The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1998 reflects compensation expense for three years' vesting while the year ended December 31, 1998 will reflect compensation expense for four years' vesting of outstanding stock awards.

NOTE 9 -- SIGNIFICANT GEOGRAPHIC INFORMATION

     The Company operates in one business segment, the development and commercialization of specialist-oriented proprietary drugs for the treatment of chronic and life threatening diseases. Currently, the Company's principal focus has been the development and commercialization of ZADAXIN and the development of CPX.

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

                         SCICLONE PHARMACEUTICALS, INC.

     The Company's total revenues for the year ended December 31, 1998, 1997 and 1996 were to regions outside of the United States. For the years ended December 31, 1998, 1997 and 1996, customers comprising more that 10% of net sales are as follows:

                                              1998      1997      1996
                                              ----      ----      ----
Customer 1..................................   45%       66%       24%
Customer 2..................................   37%        *         *
Customer 3..................................    *        10%       41%
Customer 4..................................    *         *        12%

---------------
* Less than 10%

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SciClone Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that SciClone Pharmaceuticals, Inc. will continue as a going concern. As more fully described in Note 1, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or the amounts and classifications of liabilities that might result from the outcome of the uncertainty.

                                          ERNST & YOUNG LLP

Palo Alto, California
March 17, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, their ages as of March 15, 1999 and certain other information about them are set forth below:

               NAME                 AGE                       POSITION
               ----                 ---                       --------
Donald R. Sellers.................  54    President, Chief Executive Officer and Director
Alfred R. Rudolph, M.D. ..........  51    Chief Operating Officer
Shawn K. Singh, J.D. .............  35    Senior Vice President, Corporate Development and
                                          Secretary
David A. Karlin, M.D. ............  55    Vice President and Medical Director
Jere E. Goyan, Ph.D. .............  68    Chairman of the Board of Directors
John D. Baxter, M.D. .............  58    Director
Edwin C. Cadman, M.D. ............  53    Director
Rolf H. Henel.....................  61    Director

     Donald R. Sellers has served as the Company's Chief Executive Officer since April 1996 and as President and Director since January 1996. From May 1993 to present, he has also served as Managing Director, SciClone Pharmaceuticals International Ltd., the international arm of the Company. From 1990 to 1993, Mr. Sellers was Corporate Vice President of Getz Bros., a U.S.-based international trading company, as well as President of one of their Japanese operations. From 1983 to 1990, Mr. Sellers was employed by Sterling Drug International, initially as Vice President of Marketing and Operations in Asia and later as President of their Latin American Andina Group. Mr. Sellers began his pharmaceutical career in 1973 with Pfizer as Country Manager, Vietnam and Hong Kong, and he later worked with the Revlon Healthcare Group as Director of Worldwide Exports and Pacific Area Director. Mr. Sellers spent five years in Military Intelligence serving with Special Forces and as a Counter-Intelligence Special Agent. He has an AB degree from Lafayette College and a Masters of International Management degree with honors from the American Graduate School of International Management.

     Alfred R. Rudolph, M.D. joined the Company in April 1997 as Chief Technical Officer and was promoted to Chief Operating Officer in August 1997. From January 1995 to September 1995, Dr. Rudolph was President and Chief Operating Officer of Neptune Pharmaceuticals, Inc., a marine-based natural product screening company. Dr. Rudolph was Senior Vice President of T Cell Sciences, Inc., a biotechnology company, from December 1991 to September 1994 and was Vice President, Medical Affairs from March 1990 to December 1991. Dr. Rudolph was Director of Clinical Operations at Cetus Corporation from 1984 to 1989, and Clinical Assistant Professor of Medicine at UCSF during this period. Prior to that, he worked at Bristol Myers in cancer drug development. His fellowship training in Hemotology-Oncology was done at Syracuse University.

     Shawn K. Singh, J.D. has served as the Company's Senior Vice President, Corporate Development since January 1998, with responsibility for corporate finance, business development and investor and public relations, and as Secretary since December 1998. From October 1997 to January 1998, Mr. Singh was SciClone's Vice President of Corporate Development and Communications. From August 1995 to October 1997, Mr. Singh served as the Company's Vice President of Business Development. He joined SciClone in November 1993 as Director of Business Development. Prior to SciClone, Mr. Singh specialized in corporate finance, licensing and acquisitions in the Silicon Valley office of Morrison & Foerster, an international law firm. Mr. Singh is a member of the California State Bar.

     David A. Karlin, M.D. has served as a Company Vice President since July 1996 and as a Medical Director since June 1995. Dr. Karlin joined SciClone with oncology, gastroenterology, antiemetic and analgesic drug development experience. Prior to SciClone, Dr. Karlin spent nine years in various roles at Syntex Corporation ("Syntex"). These included the positions of Director of Medical Research and Clinical Program Team Leader for Syntex Development Research, Senior Clinical Research Physician for Syntex Medical Research Europe, Associate Medical Director and Head, Gastroenterology and Anti-Ulcer Therapy Department for Institute of Clinical Medicine, Syntex. Before Syntex, Dr. Karlin spent ten years in academia as Associate Professor, Department of Medicine/Section of Gastroenterology at the Temple University School of Medicine in Philadelphia, Assistant Professor, Department of Medicine/Gastroenterology Section at the University of Texas M.D. Anderson Hospital and Tumor Institute and Instructor, Department of Medicine/Gastroenterology Section the University of Chicago. Dr. Karlin held the position of Major USAF MC for the Department of Medicine Staff Gastroenterology Service and Staff Hematology Oncology Service at the Lackland Air Force Base in Texas. Dr. Karlin received his MD degree from the University of Chicago, residency training in Internal Medicine at the University of Michigan and fellowship training in Gastroenterology/GI Oncology at the University of Chicago.

     Jere E. Goyan, Ph.D. has been a Chairman of the Board of Directors of the Company since July 1997 and has been a director of the Company since January 1992. Currently, Dr. Goyan is President of Goyan and Hart Associates, a private consulting firm. From May 1993 until December 1998, Dr. Goyan was President, Chief Operating Officer, and a director of Alteon, Inc., a biotechnology company. He also served Alteon as Acting Chief Executive Officer from July 1993 until May 1994 and as Senior Vice President for Research and Development from January 1993 to May 1993. Dr. Goyan was the Commissioner of the United States Food and Drug Administration from October 1979 to January 1981. He was Dean of the School of Pharmacy University of California, San Francisco and Professor of Pharmacy and Pharmaceutical Chemistry from 1967 through 1992. He joined the faculty of UCSF in 1963 as an associate professor after serving on the faculty of the University of Michigan, College of Pharmacy from 1956 to 1963. Dr. Goyan also currently serves as a director of Atrix Laboratories, Emisphere Technologies, Inc., PenWest Pharmaceuticals and of Boehringer Ingelheim Pharmaceuticals Corporation. Dr. Goyan also serves as a consultant to various companies and corporations.

     John D. Baxter, M.D. has been a director of the Company and the Chairman of its Scientific Advisory Board since June 1991. Dr. Baxter has been associated with the University of California, San Francisco ("UCSF") since 1970. He has been Professor of Medicine since 1979, Chief of the Endocrinology Section, Parnassus Campus from 1980 to 1997 and Director of UCSF's Metabolic Research Unit since 1981. Dr. Baxter was a founder and served as a director of California Biotechnology, Inc. (now Scios Nova, Inc.), and of Kao Bio A.B., both biotechnology companies.

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

     Rolf H. Henel joined the Company as a director in June 1997. Mr. Henel is a partner in Naimark & Associates, Inc., a healthcare consulting firm, since September 1994. Mr. Henel has been Executive Director of Performance Effectiveness Corporation, Inc., a pharmaceutical consulting and education company, since April 1993. From 1978 to 1993, Mr. Henel was with American Cyanamid Company, most recently as President of the Cyanamid International Lederele Division. Mr. Henel is also a director of Penwest Pharmaceuticals, a pharmaceutical company, based in Patterson, New York.

     Directors serve one year terms or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

     There are no family relationships among any of the directors or executive officers of the Company.

     The information required by Item 405 of Regulation S-K is incorporated by reference from the definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     (1) Financial Statements. The following financial statements of the Company are contained on pages 28-42 of this Report on Form 10-K:

        Consolidated Balance Sheets at December 31, 1998 and 1997.

        Consolidated Statements of Operations for each of the three years ended December 31, 1998, 1997 and 1996.

        Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998, 1997 and 1996.

        Notes to Consolidated Financial Statements.

        Report of Ernst & Young LLP, Independent Auditors.

     (2) Financial Statement Schedules

        The following schedule is filed as part of this Report:

        Schedule II -- Valuation and Qualifying Accounts for each of the three years ended December 31, 1998, 1997 and 1996.

        All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes hereto.

     (3) Exhibits.

        Refer to Item 14(c) below.

(b) REPORTS ON FORM 8-K.

     None

(c) EXHIBITS.

     Exhibits (numbered in accordance with Item 601 of Regulation S-K):

       EXHIBIT
       NUMBER                               DESCRIPTION
       -------                              -----------
     3(i).1(1)      Restated Articles of Incorporation
     3(i).2(2)      Certificate of Amendment of Restated Articles of
                    Incorporation
     3(i).3(14)     Certificate of Determination
     3(i).4         Certificate of Determination Regarding the terms of the
                    Series C Preferred Stock
    3(ii).1(1)      Bylaws
    3(ii).2(2)      Certificate of Amendment of Bylaws
        4.2(14)     Rights Agreement dated as of July 25, 1997 between the
                    Registrant and Chase Mellon Shareholder Services, L.L.C.
       10.2(3)      License, Development and Supply Agreement, dated January 12,
                    1993, between the Registrant and Schering-Plough K.K.
       10.4(4)**    Manufacturing Services Agreement dated as of July 27, 1993 by and between SciClone Pharmaceuticals International
                    Limited and Sclavo S.p.A.

       EXHIBIT
       NUMBER                               DESCRIPTION
       -------                              -----------
       10.5(1)      Services Agreement, dated August 28, 1991, between the
                    Registrant and Nichimen Corporation (the "Nichimen Services
                    Agreement")
       10.6(3)      Restated Nichimen Services Agreement, dated October 5, 1992
       10.7(2)**    Registrant's 1991 Stock Plan, together with forms of
                    agreements thereunder
       10.8(1)**    Registrant's 1992 Stock Plan, together with forms of
                    agreements thereunder
       10.10(1)     Lease, dated September 10, 1991, between the Registrant and
                    Spieker-Singleton68 concerning property, located at 901
                    Mariners Island Boulevard, San Mateo, California, as amended
                    (the "Spieker Lease")
       10.11(7)     Amendment No. 4 to Spieker Lease, dated October 4, 1994
       10.12(9)     Amendment No. 7 to Spieker Lease, dated November 14, 1995
       10.13(8)**   Registrant's 1995 Equity Incentive Plan, together with forms of agreement thereunder
       10.14(8)**   Registrant's 1995 Nonemployee Director Stock Option Plan,
                    together with forms of agreement thereunder
       10.16(9)     Employment Agreement dated February 1, 1996 between the
                    Registrant and Donald R. Sellers
       10.17(10)    License Agreement effective April 19, 1996 between the
                    Registrant and the National Institute of Health Office of
                    Technology Transfer
       10.18(11)    Form of Promissory Note secured by Deed of Trust between
                    Registrant and Donald R. Sellers
       10.19(11)    Amendment No. 8 to Spieker Lease, dated August 26, 1996
       10.20(13)*   Expanded and Amended License, Development and Supply
                    Agreement dated October 28, 1996 by and between the
                    Registrant and Schering-Plough K.K., a Japanese corporation
       10.21(15)    Alpha Rights Acquisition Agreement by and between the
                    Registrant and Alpha 1 Biomedicals, Inc., dated December 17,
                    1997
       10.22(16)    Purchase and Sale, Pledge and Security Agreement; Release
                    dated as of July 23, 1997 by Thomas Moore, in favor of
                    SciClone Pharmaceuticals, Inc
       10.23(17)    Preferred Stock Investment Agreement by and among the
                    Company, Halifax Fund, L.P., Themis Partners L.P. and
                    Heracles Fund dated as of March 27, 1998.
       10.24(17)    Registration Rights Agreement by and among Registrant,
                    Halifax Fund, L.P., Themis Partners L.P. and Heracles Fund
                    dated as of April 1, 1998.
       10.25(18)    Structured Equity Line Flexible Financing(SM) Agreement by
                    and between the Company and Cheyenne LLC dated as of June
                    30, 1998.
       10.26(18)    Warrant to purchase up to 200,000 shares of Common Stock of the Company issued to Cheyenne LLC dated as of June 30,
                    1998.
       10.27(18)    Registration Rights Agreement by and between the Company and
                    Cheyenne LLC dated as of June 30, 1998.
       10.28(19)    Acquisition Agreement between the Company and Sclavo S.p.A.
                    dated April 20,1998.
       10.29(19)    First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.
       10.30(19)    Stock Purchase Warrant dated September 3, 1998.
       10.31        Letter Agreement dated as of March 5, 1999 between SciClone
                    Pharmaceuticals, Inc. and Thomas Moore.

       EXHIBIT
       NUMBER                               DESCRIPTION
       -------                              -----------
       10.32        Promissory Note dated as of March 5, 1999 by Thomas Moore in favor of SciClone Pharmaceuticals, Inc.
       21.1         Subsidiaries of Registrant
       23.1         Consent of Ernst & Young LLP, Independent Auditors
       24.1         Powers of Attorney. See page 49.
       27           Financial Data Schedule

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

(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(18) Incorporated by reference to the Company's Current Report on form 8-K filed on July 23, 1998.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q on November 17, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCICLONE PHARMACEUTICALS, INC.

                                          By:     /s/ DONALD R. SELLERS
                                            ------------------------------------
                                                     Donald R. Sellers,
                                                  Chief Executive Officer

Date: March 31, 1999

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ DONALD R. SELLERS                  Chief Executive Officer,         March 31, 1999
-----------------------------------------------------  Director (Principal Executive
                  Donald R. Sellers                    Officer)

                    /s/ DIANE LEE                      Director of Corporate Finance    March 31, 1999
-----------------------------------------------------  and Administration (Principal
                      Diane Lee                        Financial and Accounting
                                                       Officer)

              /s/ JOHN D. BAXTER, M.D.                 Director                         March 31, 1999
-----------------------------------------------------
               (John D. Baxter, M.D.)

              /s/ EDWIN C. CADMAN, M.D                 Director                         March 31, 1999
-----------------------------------------------------
               (Edwin C. Cadman, M.D.)

              /s/ JERE E. GOYAN, PH.D.                 Chairman of Board of Directors   March 31, 1999
-----------------------------------------------------
               (Jere E. Goyan, Ph.D.)

                  /s/ ROLF H. HENEL                    Director                         March 31, 1999
-----------------------------------------------------
                   (Rolf H. Henel)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         SCICLONE PHARMACEUTICALS INC.

                                                                ADDITIONS
                                                         -----------------------
                                           BALANCE AT    CHARGED TO   CHARGED TO
                                          BEGINNING OF   COSTS AND      OTHER                    BALANCE AT
              DESCRIPTION                    PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
              -----------                 ------------   ----------   ----------   ----------   -------------
YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectable
       accounts.........................    $250,000           --           --      174,000       $ 76,000
     Inventory Reserve..................     325,000           --           --      196,000        129,000
YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectable
       accounts.........................    $  7,000       43,000      200,000(1)        --       $250,000
     Inventory Reserve..................     175,000           --      225,000(1)    75,000(2)     325,000
YEAR ENDED DECEMBER 31, 1996
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectable
       accounts.........................    $     --        7,000           --           --       $  7,000
     Inventory Reserve..................     115,000       60,000           --           --        175,000

---------------
(1) Transfer from General Reserve

(2) Adjustment to Reserve

                               INDEX TO EXHIBITS

                                                                                  SEQUENTIALLY
      EXHIBIT                                                                       NUMBERED
       NUMBER                                 EXHIBIT                                 PAGE
      -------                                 -------                             ------------
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

                                                                                  SEQUENTIALLY
      EXHIBIT                                                                       NUMBERED
       NUMBER                                 EXHIBIT                                 PAGE
      -------                                 -------                             ------------
    10.22(16)       Purchase and Sale, Pledge and Security Agreement; Release
                    dated as of July 23, 1997 by Thomas Moore, in favor of
                    SciClone Pharmaceuticals, Inc. .............................
    10.23(17)       Preferred Stock Investment Agreement by and among the
                    Company, Halifax Fund, L.P., Themis Partners L.P. and
                    Heracles Fund dated as of March 27, 1998....................
    10.24(17)       Registration Rights Agreement by and among Registrant,
                    Halifax Fund, L.P., Themis Partners L.P. and Heracles Fund
                    dated as of April 1, 1998...................................
    10.25(18)       Structured Equity Line Flexible Financing(SM) Agreement by
                    and between the Company and Cheyenne LLC dated as of June
                    30, 1998....................................................
    10.26(18)       Warrant to purchase up to 200,000 shares of Common Stock of the Company issued to Cheyenne LLC dated as of June 30,
                    1998........................................................
    10.27(18)       Registration Rights Agreement by and between the Company and
                    Cheyenne LLC dated as of June 30, 1998......................
    10.28(19)       Acquisition Agreement between the Company and Sclavo S.p.A.
                    dated April 20,1998.........................................
    10.29(19)       First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.....................
    10.30(19)       Stock Purchase Warrant dated September 3, 1998..............
    10.31           Letter Agreement dated as of March 5, 1999 between SciClone
                    Pharmaceuticals, Inc. and Thomas Moore......................
    10.32           Promissory Note dated as of March 5, 1999 by Thomas Moore in favor of SciClone Pharmaceuticals, Inc. ....................
    21.1            Subsidiaries of Registrant..................................
    23.1            Consent of Ernst & Young LLP, Independent Auditors..........
    24.1            Powers of Attorney. See page 49.............................
    27              Financial Data Schedule.....................................

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

(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 1998.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q on November 17, 1998.