Form 10-Q
period 1999-03-31
SCICLONE PHARMACEUTICALS INC
filed 1999-05-14
CIK 880771

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ______________________

Commission file number:  0-19825

                         SCICLONE PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            94-3116852
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                             identification no.)


901 MARINER'S ISLAND BLVD., SUITE 205, SAN MATEO, CALIFORNIA           94404
------------------------------------------------------------         ----------
         (Address of principal executive offices)                    (Zip code)

                                 (650) 358-3456
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]     No [ ]

        As of May 5, 1999, 20,537,426 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.


                                      INDEX

PART I.       FINANCIAL INFORMATION                                                 PAGE NO.

Item 1.       Consolidated Financial Statements

                   Consolidated Balance Sheets
                        March 31, 1999 and December 31, 1998                            3

                   Consolidated Statements of Operations
                        Three months ended March 31, 1999 and 1998                      4

                   Consolidated Statements of Cash Flows
                        Three months ended March 31, 1999 and 1998                      5

                   Notes to Consolidated Financial Statements                           6

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                  9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk               20

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                21

Item 6.       Exhibits and Reports on Form 8-K                                         22

Signatures                                                                             23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                        March 31,              December 31,
                                                                                           1999                    1998
                                                                                      -------------           -------------
                                                                                       (unaudited)               (Note 1)
Current assets:
    Cash and cash equivalents                                                         $   2,327,000           $   3,490,000
    Short-term investments                                                                   12,000               1,513,000
    Accounts receivable, net                                                              1,744,000               1,301,000
    Inventory                                                                             1,189,000               1,353,000
    Prepaid expenses and other current assets                                               497,000                 639,000
                                                                                      -------------           -------------
Total current assets                                                                      5,769,000               8,296,000

Property and equipment, net                                                                 369,000                 391,000
Long-term investments                                                                       252,000                 407,000
Notes receivable from officer                                                               234,000                 235,000
Other assets                                                                              2,281,000               2,398,000
                                                                                      -------------           -------------
Total assets                                                                          $   8,905,000           $  11,727,000
                                                                                      =============           =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                  $     641,000           $     430,000
    Accrued compensation and benefits                                                       660,000                 731,000
    Accrued clinical trials expense                                                       2,109,000               2,402,000
    Accrued professional fees                                                               784,000                 731,000
    Other accrued expenses                                                                  156,000                 157,000
                                                                                      -------------           -------------
Total current liabilities                                                                 4,350,000               4,451,000

Redeemable preferred stock, Series C no par value; 10,000,000 shares
    authorized; 0 and 58,356 shares issued and outstanding                                     --                   848,000

Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares authorized; issuable in series (0 and 58,356 redeemable preferred shares classified as
       outstanding - see above)                                                                --                      --
    Common stock, no par value; 75,000,000 shares authorized; 20,067,028 and
       21,534,056 shares issued and outstanding                                         116,726,000             115,981,000
    Net unrealized gain on available-for-sale securities                                     14,000                   9,000
    Accumulated deficit                                                                (112,185,000)           (109,562,000)
                                                                                      -------------           -------------
Total shareholders' equity                                                                4,555,000               6,428,000
                                                                                      -------------           -------------
Total liabilities and shareholders' equity                                            $   8,905,000           $  11,727,000
                                                                                      =============           =============


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three months ended
                                                           March 31,
                                                  1999                   1998
                                              ------------           ------------
Product revenue                               $  1,577,000           $    554,000
Contract revenue                                   200,000                100,000
                                              ------------           ------------

Total revenue                                    1,777,000                654,000

Cost of product sales                              359,000                225,000
                                              ------------           ------------

Gross profit                                     1,418,000                429,000

Operating expenses:
     Research and development                    1,912,000              2,170,000
     Marketing                                   1,272,000              1,248,000
     General and administrative                    909,000                893,000
                                              ------------           ------------
Total operating expenses                         4,093,000              4,311,000
                                              ------------           ------------

Loss from operations                            (2,675,000)            (3,882,000)

Interest and investment income, net                 52,000                197,000
                                              ------------           ------------

Net loss                                      $ (2,623,000)          $ (3,685,000)
                                              ============           ============

Basic and diluted net loss per share          $      (0.13)          $      (0.24)
                                              ============           ============

Shares used in computing basic and
     diluted net loss per share                 20,029,333             15,463,972
                                              ============           ============


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                            1999                  1998
                                                                                        -----------           -----------
OPERATING ACTIVITIES:
   Net loss                                                                             $(2,623,000)          $(3,685,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          25,000                59,000
      Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                                  253,000               107,000
         Accounts receivable                                                               (443,000)             (218,000)
         Inventory                                                                          164,000               121,000
         Accounts payable and other accrued expenses                                        210,000              (132,000)
         Accrued compensation and benefits                                                  (71,000)             (202,000)
         Accrued clinical trials expense                                                   (293,000)              202,000
         Accrued professional fees                                                           53,000               (59,000)
                                                                                        -----------           -----------
Net cash used in operating activities                                                    (2,725,000)           (3,807,000)
                                                                                        -----------           -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                                        (3,000)              (13,000)
   Sale of marketable securities, net                                                     1,661,000             2,458,000
                                                                                        -----------           -----------
Net cash provided by investing activities                                                 1,658,000             2,445,000
                                                                                        -----------           -----------

FINANCING ACTIVITIES:
   Proceeds (costs) from issuance of common stock & financing cost, net                     (97,000)               13,000
   Payment on notes receivable from officer                                                   1,000               754,000
                                                                                        -----------           -----------
Net cash provided by (used in) financing activities                                         (96,000)              767,000
                                                                                        -----------           -----------

Net decrease in cash and cash equivalents                                                (1,163,000)             (595,000)
Cash and cash equivalents, beginning of period                                            3,490,000             3,619,000
                                                                                        -----------           -----------
Cash and cash equivalents, end of period                                                $ 2,327,000           $ 3,024,000
                                                                                        ===========           ===========


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 1998. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The balance sheet data at December 31, 1998 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim results are not necessarily indicative of results for subsequent interim periods or for the full year.

2. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted for the year ending December 31, 2000. Management does not anticipate that the adoption of SFAS 133 will have a significant impact on results of operations or the financial position of the Company.

3. For the three-month periods ended March 31, 1999 and 1998, total comprehensive loss amounted to $(2,618,000) and $(3,653,000), respectively.

4. The following is a summary of available-for sale securities at March 31, 1999:


                                                        Available-for-Sale Securities
                                       ----------------------------------------------------------------
                                                           Gross             Gross           Estimated
                                                         Unrealized        Unrealized           Fair
                                          Cost             Gains             Losses             Value
                                       ----------        ----------        ----------        ----------
        U.S. Government &
           Agency obligations          $  250,000        $    2,000        $     --          $  252,000
        Corporate obligations                --              12,000              --              12,000
                                       ----------        ----------        ----------        ----------
                                       $  250,000        $   14,000        $     --          $  264,000
                                       ==========        ==========        ==========        ==========

        The amortized cost and estimated fair value of available-for-sale securities at March 31, 1999 by contractual maturity are shown below.


                                                                           Estimated
                                                                              Fair
                                                           Cost               Value
                                                        ----------        ----------
        Due after one year through three years          $  250,000        $  252,000
        Corporate securities                                  --              12,000
                                                        ----------        ----------
                                                        $  250,000        $  264,000
                                                        ==========        ==========

5.      The following is a summary of inventories at March 31, 1999:

        Raw materials           $1,125,000
        Finished goods              64,000
                                ----------
                                $1,189,000
                                ==========

6.      The following is a summary of other assets at March 31, 1999:

        Intangible product rights - net          $2,217,000
        Other                                        64,000
                                                 ----------
                                                 $2,281,000
                                                 ==========

        Product rights acquired are being amortized over 6 years beginning in September 1998.

7. In April 1999, the Company received $234,000 from its chief executive officer in payment of the remaining balance of a loan. As of April 30, 1999, the balance in "Notes receivable from officer" was $0.

8. In April 1998, the Company sold 661,157 shares of Series C preferred stock at $6.05 per share and received $3,931,000 in net proceeds from the sale. As of December 31, 1998 all but 58,356 shares of preferred stock were converted into shares of common stock. In January 1999, 46,922 of the remaining 58,356 shares of preferred stock were converted into 299,483 shares of common stock and 11,434 of such remaining shares of preferred stock were redeemed at a conversion price of approximately $0.95 per common share. As a result, there are no outstanding shares of Series C preferred stock. In conjunction with the sale, the Company granted to the investors warrants to purchase 100,000 shares of common stock. These warrants are exercisable during the five-year period ending March 2003 at an exercise price of $5.67 per share.

9. In June 1998, the Company entered into an agreement with an institutional investor for an equity line which allows the Company to access up to $32 million through sales of its common stock over a two-year period, subject to certain limitations. The two-year period commences with the first draw of funds under the line. Such first draw has not been made as of the quarter ended March 31, 1999. The decision to draw any funds and the timing for any such draw is solely at the Company's discretion. The Company is not obligated to draw any minimum amount under the equity line. The agreement provides that the Company, at its option, can obtain up to $4,000,000 per quarter for two years through sales of its common stock. Should the Company elect to draw upon the equity line, any shares sold will be at a 3% discount to the average low sale price of the Company's common stock over a specified period of time prior to the date of each sale. As a commitment fee to the investor, the Company issued a five-year warrant to purchase 200,000 shares of its common stock at an exercise price of $5.53 per share. Up to 300,000 additional warrants to purchase common stock at no less than $5.53 per share will be issued to the investor based upon the number of shares of common stock purchased by the investor each calendar year during the term of the financing. Draws under the equity line are subject to the satisfaction of certain conditions, including registration of the investor's resale of the shares, a minimum trading price per share, volume limitations, limitations on the number of shares that can be issued without shareholder approval and limitations on the number of shares of the Company's common stock the investor may hold at any point in time. Unless the Company and the investor agree otherwise, the facility is not available when the Company's stock is trading at less than $1.50 per share, which price has been decreased to $1.00 pursuant to an oral agreement between the parties. Further the amount available under the line is subject to a formula and the amount available in any quarter could be minimal. No assurances can be given that the Company will be able to obtain necessary funds under the equity line when and if it desires to do so.

10. In April 1999, Italy-based Sigma-Tau Group, one of the leading pharmaceutical companies in Southern Europe, paid $1,000,000 for 445,000 shares of the Company's unregistered common stock. The Sigma-Tau Group may not sell the shares until April 12, 2001. In addition, the Sigma-Tau Group was not granted any registration rights covering resale of the shares.

11. In April 1999, the Company was awarded a $517,000 grant from the Cystic Fibrosis Foundation for its ongoing Phase 2 study of CPX, a potential "protein repair" therapy for cystic fibrosis. The grant will be paid in three installments over approximately the next 6 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following material contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such forward-looking statements include those which management has identified with an asterisk (*). Such forward-looking statements are subject to risks and uncertainties, including those identified in Factors That May Affect Future Operating Results elsewhere herein and in the Company's Annual Report on Securities and Exchange Commission Form 10-K for the year ended December 31, 1998. These risks and uncertainties include (i) the Company's current reliance on a single product, ZADAXIN(R) thymosin alpha 1, for its revenues; (ii) the absence of regulatory approval for ZADAXIN in the U.S., Europe or Japan; (iii) risks associated with the manufacture and supply of ZADAXIN; (iv) the unavailability of immediate and adequate financing; (v) the Company's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products; (vi) decisions and timing of decisions made by U.S. Food and Drug Administration and comparable foreign agencies regarding the indications for which the Company's products may be approved; (vii) market acceptance of the Company's products; (viii) the Company's ability to obtain reimbursement for its products from third party payers, where appropriate; (ix) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors; as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

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

        From commencement of operations through March 31, 1999, the Company incurred a cumulative net loss of approximately $112.2 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development, clinical testing and marketing capabilities.* The Company's ability to expand its operations or achieve profitability is dependent in large part on obtaining additional financing in the near term to support its operations and its long-term product development and commercialization efforts, successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products, entering into a corporate partnering arrangement for development in the U.S. and Europe of a combination therapy for hepatitis C including ZADAXIN plus interferon, entering into other agreements for product development and commercialization, where appropriate, and continuing to expand from development into successful marketing. In addition, the Company has recently undertaken a program to reduce its cash expenses in an effort to maximize its cash resources and minimize the anticipated expenditures needed to achieve a profitable level of operation. Such program includes reduction in cash compensation to employees. At the Board's discretion, the Company may issue stock to employees to make up a whole or part of such salary reduction. The Company intends to continue to review and implement expense reduction efforts, with such efforts dependent upon the timing and amount of additional financing, if any, and changes in the Company's capital requirements for product development and commercialization.* There can be no assurance that the Company will ever achieve a profitable level of operations.

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

RESULTS OF OPERATIONS

        Total revenue was approximately $1,777,000 for the three-month period ended March 31, 1999, as compared to approximately $654,000 for the corresponding period in 1998. For the three months ended March 31, 1999, $1,577,000 of total revenue was derived from ZADAXIN product sales and $200,000 from a research grant for CPX from the U.S. Food and Drug Administration. ZADAXIN has been approved for marketing in Argentina, Cambodia, Italy, Kuwait, Mexico, Myanmar, The People's Republic of China, Pakistan, Peru, the Philippines, Singapore, Venezuela, and Vietnam. For the three months ended March 31, 1999, four distributors in The People's Republic of China accounted for 80% of the Company's product sales. The People's Republic of China, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. The Company currently works with two importing agents who have been reselling to four distributors within The People's Republic of China. The Company has filed for approval to market ZADAXIN in several additional countries and anticipates additional filings in other countries.* As a result, the Company expects product revenue to continue to increase in 1999 and beyond, upon the commencement of the commercial launch of ZADAXIN in additional markets once regulatory approvals are secured.* The level of such product revenue in newly approved markets and increase, if any, is dependent upon obtaining additional financing in the near term to support the Company's operations and its long-term product development and commercialization efforts, increased ZADAXIN market penetration in the Company's existing approved markets, additional ZADAXIN marketing approvals and the successful launch of ZADAXIN in new markets. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will ever achieve significant levels of product revenue, or that the Company will receive additional ZADAXIN market approvals.

        Cost of sales was approximately $359,000 for the three-month period ended March 31, 1999, as compared to approximately $225,000 for the corresponding period in 1998. The increase was attributable to increased product sales. The Company expects cost of sales to vary from quarter to quarter, dependent upon the level of product revenue, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

        Research and development expenses were approximately $1,912,000 for the three-month period ended March 31, 1999, as compared to approximately $2,170,000 for the corresponding period in 1998. The decrease in the comparable three-month period was primarily attributable to decreased license fees associated with the Company's acquisition of worldwide rights to thymosin alpha 1 and decreased consulting fees partially offset by increased clinical trial expenses for the clinical development of CPX. The Company started its CPX Phase 2 clinical trial in the U.S. in September 1998 and has also started various pilot clinical studies to expand the use of ZADAXIN in overseas markets. The initiation and continuation of these programs by the Company had and will continue to have a significant effect on the Company's research and development expenses in the future and will require the Company to seek additional capital resources.* In general, the Company expects product research and development expenses to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, entering into one or more corporate partnering arrangements, acquiring product rights, and expanding regulatory activities.*

        Marketing expenses were approximately $1,272,000 for the three-month period ended March 31, 1999, as compared to approximately $1,248,000 for the corresponding period in 1998. The increase relates to increased payroll expenses and expenses for promotional materials associated with the expansion in the Company's existing markets offset by decreased travel expenses. The Company expects marketing expenses to vary in the next several quarters and years as it pursues its commercialization and marketing efforts and other strategic relationships.*

        General and administrative expenses were approximately $909,000 for the three-month period ended March 31, 1999, as compared to approximately $893,000 for the corresponding period in 1998. The increase was attributable to increased fees for professional services and travel expenses offset by decreased payroll costs. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company takes steps to conserve cash resources while continuing to support expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.*

        Net interest and investment income was approximately $52,000 for the three-month period ended March 31, 1999, as compared to approximately $197,000 for the corresponding period in 1998. The decrease primarily resulted from decreased interest and investment income due to lower average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, the Company had approximately $2,591,000 in cash, cash equivalents and liquid short and long-term investments.

        Net cash used by the Company in operating activities amounted to approximately $2,725,000 for the three-month period ended March 31, 1999. Net cash used in operating activities in the 1999 period was greater than the Company's net loss for such period due to increases in accounts receivable and decreases in amounts owed to third parties for clinical trials and to employees for compensation and benefits. These uses of cash were offset by non-cash charges associated with depreciation and amortization; decreases in prepayments of certain future expenses and inventory and increases in accounts payable and other accrued expenses. Net cash used by the Company in operating activities amounted to approximately $3,807,000 for the three-month period ended March 31, 1998. Net cash used in operating activities in the comparable 1998 period was greater than the Company's net loss for such period due to increases in accounts receivable and payments to third parties for goods and services and to employees for compensation and benefits. These uses of cash were offset by non-cash charges associated with depreciation and amortization, decreases in inventory and prepayments of certain future expenses and increases in amounts owed to third parties for clinical trials.

        Net cash provided by investing activities amounted to approximately $1,658,000 for the three-month period ended March 31, 1999 related to the net sale of approximately $1,661,000 of marketable securities offset by the purchase of approximately $3,000 in equipment and furniture. Net cash provided by investing activities amounted to approximately $2,445,000 for the three-month period ended March 31, 1998 related to the net sale of approximately $2,458,000 of marketable securities offset by the purchase of $13,000 in equipment and furniture.

        Net cash used in financing activities for the three-month period ending March 31, 1999 amounted to approximately $96,000 primarily consisting of various costs related to the Company's 1998 financing activities offset by net proceeds from issuances of common stock under the Company's employee stock purchase plan. Net cash provided by financing activities for the three-month period ending March 31, 1998 amounted to approximately $767,000, consisting of a partial repayment of $754,000 on a note receivable from the Company's chief executive officer and $13,000 in proceeds received from the issuance of common stock under the Company's employee stock purchase plan.

        The report of the Company's independent auditors on the Company's financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 contains an explanatory paragraph indicating that the Company's historical operating losses raises substantial doubt about the Company's ability to continue as a going concern. Without additional financing, significant reduction in operating expenses or sales growth beyond management's expectations, or a combination thereof, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations only through August 1999. To support such operations beyond August 1999, the Company will need to raise additional financing in the near term. The Company is evaluating financing alternatives including a private placement of common stock and common stock warrants, use of its Equity Line and bank debt financing to increase its capital resources.* The Company plans to conclude one or more of such financings over the next two months, although no assurance can be given that such financing will occur in the time frame expected by the Company, on terms favorable to the Company, or at all. The Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. The unavailability or timing of financing could prevent or delay the Company's long-term product development and commercialization programs and would require the Company to curtail or cease operations. The Company has recently undertaken a program to reduce its cash expenses in an effort to maximize its cash resources and minimize the anticipated expenditures needed to achieve a profitable level of operation. Such program includes reduction in cash compensation to employees. At the Board's discretion, the Company may issue stock to employees to make up a whole or part of such salary reduction. The Company intends to continue to review and implement expense reduction efforts, with such efforts dependent upon the timing and amount of additional financing, if any, and changes in the Company's capital requirements for product development and commercialization.*

YEAR 2000 READINESS

        The Company uses and relies on a wide variety of information technologies and computer systems containing computer-related components. Some of the Company's older computer software programs and equipment use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after

January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002"). This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inability to process transactions or engage in other normal business activities.

        The Company has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. An inventory of key financial, informational and operational systems has been completed. Plans testing of any necessary modifications to these key computer systems and equipment to ensure they are Year 2000 compliant have been developed and have been fully implemented. The Company believes that with these plans and completed modifications, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, even if these modifications are made in a timely fashion, they still may not prevent a material adverse effect on the Company's business, financial condition or results of operations. If such a material adverse effect were to occur, the magnitude of it cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, though such plans, if deemed necessary, will be developed over the coming months.

        In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If a significant number of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, develop, manufacture and distribute products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues. The Company expects to complete its review and assessment by June 30, 1999 and complete any remedial efforts as required by December 31, 1999.

        The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows, and the Company is expensing these costs. The financial impact of making the required systems changes and ensuring that key third-parties are Year 2000 compliant is not known precisely at this time, but it is currently expected to be less than $50,000. The amount of the cost incurred to date is less than $10,000. The actual financial impact could, however, exceed this estimate. These costs are not expected to be material to the Company's financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Dependence on ZADAXIN and CPX. The Company's principal drug development efforts are currently focused primarily on ZADAXIN and CPX. Clinical trials of ZADAXIN sponsored by the Company and/or other parties are currently in progress or planned and favorable results from such trials will be necessary to gain regulatory approval in major pharmaceutical markets. Sales of ZADAXIN commenced in 1997. While ZADAXIN has been approved for commercial sale in 13 countries, no assurance can be given that ZADAXIN approvals will be obtained in additional countries or for treatment of additional indications, such as cancer, in a timely fashion or at all. The Company's launch of ZADAXIN in the People's Republic of China, the Philippines and Singapore was the first commercial introduction of ZADAXIN by the Company, and no assurance can be given that continued commercialization of ZADAXIN will prove successful. The Company has not yet launched ZADAXIN in Argentina, Cambodia, Italy, Kuwait, Mexico, Myanmar, Pakistan, Peru or Vietnam and no assurance can be given that future launches of ZADAXIN will prove successful in these countries or in any additional countries. Future sales of ZADAXIN will depend on market acceptance and successful distribution. In particular, although the People's Republic of China has the highest hepatitis B prevalence rate in the world, the low average income and poorly developed distribution infrastructure present ongoing challenges to successful commercialization of ZADAXIN in that market. Because the Company currently relies on ZADAXIN as its sole source of revenue, the failure to demonstrate the drug's efficacy in future clinical trials, obtain additional marketing approvals or commercialize the drug successfully would have a material adverse effect on the Company.

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

        No History of Significant Revenues; Continuing Operating Losses. The Company has only recently generated revenues from the commercialization of its lead product, ZADAXIN, and there is substantial uncertainty regarding the timing and amount of any future revenues and whether such future revenues will be material. The Company cannot predict when or if marketing approvals for CPX will be obtained or additional marketing approvals for ZADAXIN will be obtained. Even if such approvals are obtained, there can be no assurance that ZADAXIN and CPX will be commercialized successfully. The Company has experienced significant operating losses since its inception and has a substantial accumulated deficit. The Company expects its operating expenses to increase over the next several years as it expands its development, clinical testing and marketing capabilities.* The Company's ability to expand its operations or achieve profitability is dependent in large part on obtaining additional financing in the near term to support its operations and its long-term product development and commercialization efforts, successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products, entering into a corporate partnering arrangement for development in the U.S. and Europe of a combination therapy for hepatitis C including ZADAXIN plus interferon, entering into other agreements for product development and commercialization, where appropriate, and continuing to expand from development into successful marketing. In addition, the Company has recently undertaken a program to reduce its cash expenses in an effort to maximize its cash resources and minimize the anticipated expenditures needed to achieve a profitable level of operation. Such program includes reduction in cash compensation to employees. At the Board's discretion, the Company may issue stock to employees to make up a whole or part of such salary reduction. The Company intends to continue to review and implement expense reduction efforts, with such efforts dependent upon the timing and amount of additional financing, if any, and changes in the Company's capital requirements for product development and commercialization.* There can be no assurance that the Company will ever achieve a profitable level of operations.

        Future Capital Needs; Uncertainty of Additional Financing. Since inception, the Company has financed its operations primarily through sales of equity securities. However, the Company will need to obtain substantial additional financing to support its operations and its long-term product development and commercialization programs beyond August. Without additional financing, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations only through August 1999. The Company is evaluating financing alternatives including a private placement of common stock and common stock warrants, use of its Equity Line and bank debt financing to increase its capital resources.* However, the Company's future capital requirements will depend on many factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical development expenses and opportunities, the timing and cost of regulatory approvals, patent costs, competing technological and market developments, the nature of existing and future collaborative relationships, the ability to use the Equity Line and the Company's ability to establish development, sales, manufacturing and marketing arrangements. There can be no assurance that such financing will be available on acceptable terms or a timely basis, if at all. Other than the Equity Line the Company has limited commitments or arrangements for additional funding and may not be able to obtain needed financing. Draws under the Equity Line are subject to the satisfaction of certain conditions, including registration of the investor's resale of the shares, a minimum trading price per share, volume limitations, limitations on the number of shares that can be issued without shareholder approval and limitations on the number of shares of the Company's common stock the investor may hold at any point in time. Unless the Company and the investor agree otherwise, the facility is not available when the Company's stock is trading at less than $1.50 per share, which price has been decreased to $1.00 pursuant to an oral agreement between the parties. The unavailability or timing of financing could prevent or delay the Company's long-term product development and commercialization programs and would require the Company to curtail or cease operations.

        Compliance With Nasdaq Listing Requirements. The Company's common stock is quoted on the Nasdaq National Market (the "National Market"). However, in order to continue to be included in the National Market, a company must meet certain maintenance criteria. The maintenance criteria require a minimum bid price of $1.00 per share, $4,000,000 in net tangible assets (total assets less total liabilities and goodwill) and $5,000,000 market value of the public float (excluding shares held directly or indirectly by any officer or director of the Company and by any person holding beneficially more than 10% of the Company's outstanding shares). As of April 30, 1999 the closing bid price of the Company's Common Stock was $1.50 and the market value of the Company's public float was approximately $29,250,000. As of March 31, 1999 the Company had net tangible assets of $6,688,000.

        Failure to meet these maintenance criteria may result in the delisting of the Company's common stock from the National Market. Trading, if any, in the Company's common stock would thereafter be conducted in the non-Nasdaq over-the-counter market. If the Company's common stock were delisted from trading on Nasdaq, an investor may find it more difficult to dispose of, or to obtain accurate quotation as to the market value of, the Company's common stock, which could severely limit the market liquidity of the common stock and limit the ability of the Company's shareholders to sell the common stock in the secondary market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. The Company's investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates the Company invests in short term securities and maintains an average maturity of less than 2 years. A hypothetical 60 basis point increase in interest rates would result in an approximate $29,945 decrease (less than 0.5%) in fair value of the Company's available-for-sale securities.

        The potential change noted above is based on sensitivity analyses performed on the Company's financial positions at March 31, 1999. Actual results may differ materially.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)     Recent Sales of Unregistered Securities

        On April 1, 1998, the Company issued and sold 661,157 shares of Series C Convertible Preferred Stock ("Preferred Stock") at $6.05 per share to three institutional investors, and received $3,712,000 in net proceeds from the sale. As of December 31, 1998, all but 58,356 shares were converted. In January 1999, 46,922 of the remaining 58,356 shares of common stock were converted into 299,483 shares of common stock and 11,434 shares of such remaining shares of Series C preferred stock were redeemed at a conversion price of $0.95 per common share. As a result, there are no outstanding shares of Series C preferred stock. In conjunction with the sale, the Company granted to the investors and the Company's placement agent warrants to purchase a total of 150,000 shares of common stock. These warrants are exercisable during the five-year period ending March 2003 at an exercise price of $5.67 per share. Such securities were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemptions provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

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

                4.2 Rights Agreement, dated as of July 25, 1997, between SciClone and ChaseMellon Shareholder Services, LLC. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 14, 1997).

                27              Financial Data Schedule

        (b)     Reports on Form 8-K

                Form 8-K filed on April 12, 1999 reporting the Company's sale and issuance of 445,000 shares of unregistered common stock to the Sigma-Tau Group for a purchase price of $1,000,000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SCICLONE PHARMACEUTICALS, INC.
                                                   (Registrant)



Date:   May 14, 1999                            Donald R. Sellers
                                  ----------------------------------------------
                                                Donald R. Sellers
                                             Chief Executive Officer
                                          (Principal Executive Officer)


Date:   May 14, 1999                                Diane Lee
                                  ----------------------------------------------
                                                    Diane Lee
                                  Director, Corporate Finance and Administration
                                    (Principal Financial & Accounting Officer)