Form 10-Q
period 1999-06-30
SCICLONE PHARMACEUTICALS INC
filed 1999-08-13
CIK 880771

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ______________________

Commission file number:  0-19825

                         SCICLONE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                         CALIFORNIA                                     94-3116852
(State or other jurisdiction of incorporation or organization)       (I.R.S. employer
                                                                    identification no.)


   901 MARINER'S ISLAND BLVD., SUITE 205, SAN MATEO, CALIFORNIA       94404
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

                                 Yes [X] No [ ]

        As of August 10, 1999, 24,925,246 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.


                                      INDEX

PART I.               FINANCIAL INFORMATION                                               PAGE NO.
Item 1.               Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheets
                                June 30, 1999 and December 31, 1998                           3

                           Consolidated Statements of Operations
                                Three and Six months ended June 30, 1999 and 1998             4

                           Consolidated Statements of Cash Flows
                                Six months ended June 30, 1999 and 1998                       5

                           Notes to Consolidated Financial Statements                         6

Item 2.               Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                9

Item 3.               Quantitative and Qualitative Disclosures About Market Risk             20

PART II.              OTHER INFORMATION

Item 2.               Changes in Securities and Use of Proceeds                              21

Item 4.               Submission of Matters to a Vote of Security Holders                    21

Item 6.               Exhibits and Reports on Form 8-K                                       22

Signatures                                                                                   23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                 June 30,      December 31,
                                                                                   1999             1998
                                                                              -------------    -------------
                                                                               (unaudited)        (Note 1)
Current assets:
    Cash and cash equivalents                                                 $     839,000    $   3,490,000
    Short-term investments                                                            7,000        1,513,000
    Accounts receivable, net                                                      2,666,000        1,301,000
    Inventory                                                                     1,125,000        1,353,000
    Prepaid expenses and other current assets                                       381,000          639,000
                                                                              -------------    -------------
Total current assets                                                              5,018,000        8,296,000

Property and equipment, net                                                         321,000          391,000
Long-term investments                                                                    --          407,000
Notes receivable from officer                                                            --          235,000
Other assets                                                                      2,210,000        2,398,000
                                                                              -------------    -------------
Total assets                                                                  $   7,549,000    $  11,727,000
                                                                              =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $     687,000    $     430,000
    Accrued compensation and benefits                                               444,000          731,000
    Accrued clinical trials expense                                                 898,000        2,402,000
    Accrued professional fees                                                       804,000          731,000
    Other accrued expenses                                                          167,000          157,000
                                                                              -------------    -------------
Total current liabilities                                                         3,000,000        4,451,000

Redeemable preferred stock, Series C no par value; 10,000,000
   shares authorized; 0 and 58,356 shares issued and outstanding                         --          848,000

Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized; issuable in series (0 and 58,356 redeemable preferred
      shares classified as outstanding - see above)                                      --               --
   Common stock, no par value; 75,000,000 shares authorized;
      20,979,599 and 21,534,056 shares issued and outstanding                   118,232,000      115,981,000
    Net unrealized gain on available-for-sale securities                              7,000            9,000
    Accumulated deficit                                                        (113,690,000)    (109,562,000)
                                                                              -------------    -------------
Total shareholders' equity                                                        4,549,000        6,428,000
                                                                              -------------    -------------
Total liabilities and shareholders' equity                                    $   7,549,000    $  11,727,000
                                                                              =============    =============

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                          Three months ended                Six months ended
                                                June 30,                       June 30,
                                      ----------------------------    ----------------------------
                                          1999            1998            1999            1998
                                      ------------    ------------    ------------    ------------
Product revenue                       $  2,001,000    $    801,000    $  3,578,000    $  1,356,000
Contract revenue                           107,000              --         307,000         100,000
                                      ------------    ------------    ------------    ------------

Total revenue                            2,108,000         801,000       3,885,000       1,456,000

Cost of product sales                      397,000         203,000         756,000         428,000
                                      ------------    ------------    ------------    ------------

Gross profit                             1,711,000         598,000       3,129,000       1,028,000

Operating expenses:
     Research and development              891,000       2,193,000       2,803,000       4,363,000
     Marketing                           1,485,000       1,307,000       2,757,000       2,555,000
     General and administrative            863,000         955,000       1,772,000       1,848,000
                                      ------------    ------------    ------------    ------------
Total operating expenses                 3,239,000       4,455,000       7,332,000       8,766,000
                                      ------------    ------------    ------------    ------------

Loss from operations                    (1,528,000)     (3,857,000)     (4,203,000)     (7,738,000)

Interest and investment income, net         17,000         152,000          69,000         348,000
                                      ------------    ------------    ------------    ------------

Net loss                                (1,511,000)     (3,705,000)     (4,134,000)     (7,390,000)

Deemed dividend on issuance of
      preferred stock                           --      (3,143,000)             --      (3,143,000)
                                      ------------    ------------    ------------    ------------

Net loss attributable to common
     shareholders                     $ (1,511,000)   $ (6,848,000)   $ (4,134,000)   $(10,533,000)
                                      ============    ============    ============    ============

Net loss per common share (basic &
    diluted)                          $      (0.07)   $      (0.44)   $      (0.20)   $      (0.68)
                                      ============    ============    ============    ============

Weighted average shares used in
     computing per share amounts        20,622,801      15,495,989      20,327,706      15,480,917
                                      ============    ============    ============    ============


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Six months ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                                1999            1998
                                                                           ------------    ------------
OPERATING ACTIVITIES:

   Net loss attributable to common shareholders                            $ (4,134,000)   $(10,533,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                              84,000         117,000
      Deemed dividend on issuance of Series C preferred stock                        --       3,143,000
      Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                      441,000        (587,000)
         Accounts receivable                                                 (1,365,000)       (537,000)
         Inventory                                                              228,000         346,000
         Accounts payable and other accrued expenses                            266,000         185,000
         Accrued compensation and benefits                                      232,000        (161,000)
         Accrued clinical trials expense                                     (1,504,000)        423,000
         Accrued professional fees                                               73,000         (99,000)
                                                                           ------------    ------------
Net cash used in operating activities                                        (5,679,000)     (7,703,000)
                                                                           ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (14,000)        (74,000)
   Sale of marketable securities, net                                         1,918,000       2,478,000
                                                                           ------------    ------------
Net cash provided by investing activities                                     1,904,000       2,404,000
                                                                           ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock & financing cost, net                  889,000         607,000
  Proceeds from issuance of common stock Series C preferred stock and
  warrants, net                                                                      --       3,957,000
  Payment on notes receivable from officer                                      235,000         750,000
                                                                           ------------    ------------
Net cash provided by financing activities                                     1,124,000       5,314,000
                                                                           ------------    ------------

Net (decrease) increase in cash and cash equivalents                         (2,651,000)         15,000
Cash and cash equivalents, beginning of period                                3,490,000       3,619,000
                                                                           ------------    ------------
Cash and cash equivalents, end of period                                   $    839,000    $  3,634,000
                                                                           ============    ============

Supplemental disclosures of non-cash financing activities:
   Deemed dividend on issuance of Series C preferred stock                           --    $  3,143,039
   Warrants attributable to Series C preferred stock                                 --    $    245,000
   Warrants attributable to equity line financing                                    --    $    460,000
   Issuance of common stock as payment in lieu for accrued compensation
    and benefits                                                           $    520,000              --


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

2. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted for the year ending December 31, 2001. Management does not anticipate that the adoption of SFAS 133 will have a significant impact on results of operations or the financial position of the Company.

3. For the six-month periods ended June 30, 1999 and 1998, total comprehensive loss amounted to $(4,136,000) and $(10,518,000), respectively.


4.      The following is a summary of inventories at June 30, 1999:


Raw materials    $1,096,000
Finished goods       29,000
                 ----------
                 $1,125,000
                 ==========


5.      The following is a summary of other assets at June 30, 1999:


Intangible product rights - net   $2,115,000
Other                                 95,000
                                  ----------
                                  $2,210,000
                                  ==========


        Product rights acquired are being amortized over 6 years beginning in September 1998.

6. In April 1999, the Company received $235,000 from its chief executive officer in payment of the remaining balance of a loan. As of June 30, 1999, the balance in "Notes receivable from officer" was $0.

7. In April 1998, the Company sold 661,157 shares of Series C preferred stock at $6.05 per share and received $3,931,000 in net proceeds from the sale. As of December 31, 1998 all but 58,356 shares of preferred stock were converted into shares of common stock. In January 1999, 46,922 of the remaining 58,356 shares of preferred stock were converted into 299,483 shares of common stock and 11,434 of such remaining shares of preferred stock were redeemed at a conversion price of approximately $0.95 per common share. As a result, there are no outstanding shares of Series C preferred stock. In conjunction with the sale, the Company granted to the investors warrants to purchase 100,000 shares of common stock. These warrants are exercisable during the five-year period ending March 2003 at an exercise price of $5.67 per share.

8. In June 1998, the Company entered into an agreement with an institutional investor for an equity line which allows the Company to access up to $32 million through sales of its common stock over a two-year period, subject to certain limitations. The two-year period commences with the first draw of funds under the line. Such first draw has not been made as of the quarter ended June 30, 1999. The decision to draw any funds and the timing for any such draw is solely at the Company's discretion. The Company is not obligated to draw any minimum amount under the equity line. The agreement provides that the Company, at its option, can obtain up to $4,000,000 per quarter for two years through sales of its common stock. Should the Company elect to draw upon the equity line, any shares sold will be at a 3% discount to the average low sale price of the Company's common stock over a specified period of time prior to the date of each sale. As a commitment fee to the investor, the Company issued a five-year warrant to purchase 200,000 shares of its common stock at an exercise price of $5.53 per share. Up to 300,000 additional warrants to purchase common stock at no less than $5.53 per share will be issued to the investor based upon the number of shares of common stock purchased by the investor each calendar year during the term of the financing. Draws under the equity line are subject to the satisfaction of certain conditions, including registration of the investor's resale of the shares, a minimum trading price per share, volume limitations, limitations on the number of shares that can be issued without shareholder approval and limitations on the number of shares of the Company's common stock the investor may hold at any point in time. Unless the Company and the investor agree otherwise, the facility is not available when the Company's stock is trading at less than $1.00 per share. Further the amount available under the line is subject to a formula and the amount available in any quarter could be minimal. No assurances can be given that the Company will be able to obtain necessary funds under the equity line when and if it desires to do so.

9. In April 1999, Italy-based Sigma-Tau Group, one of the leading pharmaceutical companies in Southern Europe, paid $1,000,000 for 445,000 shares of the Company's unregistered common stock. The Sigma-Tau Group may not sell the shares until April 12, 2001. In addition, the Sigma-Tau Group was not granted any registration rights covering resale of the shares.

10. In April 1999, the Company was awarded a $517,000 grant from the Cystic Fibrosis Foundation for its ongoing Phase 2 study of CPX, a potential protein repair therapy for cystic fibrosis. The grant will be paid in three installments over approximately the next 6 months. The first installment of $107,000 was received in June 1999.

11. On July 2, 1999, the Company completed a $2,000,000 (before deducting expenses) private placement to strategic institutional and accredited investors. The offering consisted of units of 1,370,145 shares of common stock and five-year warrants to purchase 1,370,145 shares of common stock. Each unit, comprised of one share of common stock and a warrant to purchase one share of common stock, was priced at $1.46. These warrants are exercisable during the five-year period ending July 1, 2004 at an exercise price of $ 1.33 per share.

12. On July 21, 1999, the Company completed a $4,000,000 (before deducting expenses) private placement to strategic institutional investors led by Brown Simpson Asset Management and New York Life Insurance Company. The offering consisted of units of 2,515,934 shares of common stock and five-year warrants to purchase 2,515,934 shares of common stock. Each unit, comprised of one share of common stock and a warrant to purchase one share of common stock, was priced at $1.59. These warrants are exercisable during the five-year period ending July 20, 2004 at an exercise price of $1.72 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following material contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such forward-looking statements include those which management has identified with an asterisk (*). Such forward-looking statements are subject to risks and uncertainties, including those identified in Factors That May Affect Future Operating Results elsewhere herein and in the Company's Annual Report on Securities and Exchange Commission Form 10-K for the year ended December 31, 1998. These risks and uncertainties include (i) the Company's current reliance on a single product, ZADAXIN(R) thymosin alpha 1, for its revenues; (ii) the absence of regulatory approval for ZADAXIN in the U.S., Europe or Japan; (iii) risks associated with the manufacture and supply of ZADAXIN; (iv) the Company's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products; (v) decisions and timing of decisions made by U.S. Food and Drug Administration and comparable foreign agencies regarding the indications for which the Company's products may be approved; (vi) market acceptance of the Company's products; (vii) the Company's ability to obtain reimbursement for its products from third party payers, where appropriate; (viii) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors; as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission.

        The Company is a global biopharmaceutical company that acquires, develops and commercializes specialist-oriented drugs for treating chronic and life-threatening diseases such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Currently, the Company has two drugs in clinical development, ZADAXIN for hepatitis B, hepatitis C, cancer and immune system disorders, and CPX for cystic fibrosis. The Company also has other drug candidates in preclinical development. To date, the Company's principal focus has been the development and commercialization of ZADAXIN for hepatitis B, hepatitis C and cancer and the development of CPX for cystic fibrosis.

        From commencement of operations through June 30, 1999, the Company incurred a cumulative net loss of approximately $113.7 million. The Company expects its operating expenses to increase over the next several years consistent with its expansion of sales, research and development, and clinical testing.* The Company's ability to expand its operations or achieve profitability is dependent in part on successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products, entering into additional corporate partnering arrangements for development in the U.S. and Europe of a combination therapy for hepatitis C including ZADAXIN plus interferon, entering into other agreements for product development and commercialization, where appropriate, obtaining additional financing to support its long-term product development and commercialization efforts, and continuing to transition from a development operation into a successful marketing and development operation. There can be no assurance that the Company will ever achieve a profitable level of operations.

        The Company's operating results may fluctuate from period to period as a result of, among other things, market acceptance of ZADAXIN, the timing and costs associated with preclinical and clinical development of the Company's products, the regulatory approval process, and the acquisition of additional product rights. Setbacks in the launch, sale or distribution of ZADAXIN, preclinical and clinical development of the Company's products, particularly CPX, the regulatory approval process or relationships with collaborative partners, and any shortfalls in

ZADAXIN product sales or earnings from levels expected by securities analysts, among other developments, have in the past had and could in the future have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

RESULTS OF OPERATIONS

        Total revenue was approximately $2,108,000 and $3,885,000 for the three-month and six-month periods ended June 30, 1999, as compared to approximately $801,000 and $1,456,000 for the corresponding period in 1998. For the three months ended June 30, 1999, $2,001,000 of total revenue was derived from ZADAXIN product sales and $107,000 from a research grant for CPX from the Cystic Fibrosis Foundation. For the six months ended June 30, 1999, four distributors in The People's Republic of China accounted for 84% of the Company's product sales. The People's Republic of China, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. The Company currently works with two importing agents who have been reselling to four distributors within The People's Republic of China. The Company has received ZADAXIN marketing approval in 14 countries but has not yet commercially launched ZADAXIN in all of such countries. The Company has filed for approval to market ZADAXIN in several additional countries and anticipates additional filings in other countries.* As a result, the Company expects product revenue to continue to increase in 1999 and beyond, upon the commencement of the commercial launch of ZADAXIN in newly approved markets and in additional markets once regulatory approvals are secured.* However, the level of ZADAXIN product revenue in newly approved and potential markets and increases in existing markets, if any, is dependent in part upon the Company's long-term product development and commercialization efforts, increased ZADAXIN market penetration, additional ZADAXIN marketing approvals and successful ZADAXIN launch efforts. Although the Company remains optimistic regarding the prospects of ZADAXIN, there can be no assurance that the Company will ever achieve significant levels of ZADAXIN product revenue, or that the Company will receive additional ZADAXIN market approvals.

        Cost of sales was approximately $397,000 and $756,000 for the three-month and six-month periods ended June 30, 1999, as compared to approximately $203,000 and $428,000 for the corresponding period in 1998. The increase was attributable to increased ZADAXIN product sales. The Company expects cost of sales to vary from quarter to quarter, dependent upon the level of ZADAXIN product revenue, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

        Research and development expenses were approximately $891,000 and $2,803,000 for the three-month and six-month periods ended June 30, 1999, as compared to approximately $2,193,000 and $4,363,000 for the corresponding period in 1998. The decrease in the comparable three-month period was primarily attributable to decreased clinical trial expenses, decreased consulting fees and travel expenses partially offset by increased payroll expenses related to the Company's domestic restructuring program. The decrease in the six-month period was primarily attributable to decreased clinical trial expenses, decreased in license fees associated with acquisition of rights to thymosin alpha 1, and decreased consulting fees, partially offset by increased payroll expenses related to the Company's domestic restructuring program. The Company started its CPX Phase 2 clinical trial in the U.S. in September 1998 and has also started various pilot clinical studies to expand the use of ZADAXIN in overseas markets. The initiation and continuation of these and other clinical programs by the Company had and will continue to have a significant effect on the Company's research and development expenses in the future and could require the Company to seek additional capital resources.* In general, the Company expects product research and development expenses to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, entering into one or more additional corporate partnering arrangements, acquiring product rights, and expanding regulatory activities.*

        Marketing expenses were approximately $1,485,000 and $2,757,000 for the three-month and six-month periods ended June 30, 1999, as compared to approximately $1,307,000 and $2,555,000 for the corresponding period in 1998. The increase relates to increased payroll expenses and expenses for advertising and conferences associated with the expansion in the Company's existing ZADAXIN markets partially offset by decreased travel expenses. The Company expects marketing expenses to vary in the next several quarters and years as it pursues its commercialization and marketing efforts and other strategic relationships.*

        General and administrative expenses were approximately $863,000 and $1,772,000 for the three-month and six-month periods ended June 30, 1999, as compared to approximately $955,000 and $1,848,000 for the corresponding period in 1998. The decrease was attributable to decreased travel and payroll expenses partially offset by increased fees for professional services. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company takes steps to conserve cash resources while continuing to support expenditures on clinical trials and testing, and regulatory, pre-commercialization and marketing activities.*

        Net interest and investment income was approximately $17,000 and $69,000 for the three-month and six-month periods ended June 30, 1999, as compared to approximately $152,000 and $348,000 for the corresponding period in 1998. The decrease primarily resulted from decreased interest and investment income due to lower average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1999, the Company had approximately $846,000 in cash, cash equivalents and liquid short-term investments. As a result of the Company's financing activities in July 1999, at July 22, 1999, the Company had approximately $6,400,000 in cash, cash equivalents and liquid short-term investments.

        Net cash used by the Company in operating activities amounted to approximately $5,679,000 for the six-month period ended June 30, 1999. Net cash used in operating activities in the 1999 period was greater than the Company's net loss for such period due to increases in accounts receivable and decreases in amounts owed to third parties for clinical trials and to employees for compensation and benefits. These uses of cash were partially offset by non-cash charges associated with depreciation and amortization, decreases in prepayments of certain future expenses and inventory and increases in accounts payable and other accrued expenses. Net cash used by the Company in operating activities amounted to approximately $7,703,000 for the six-month period ended June 30, 1998. Net cash used in operating activities in the comparable 1998 period was less than the Company's net loss for such period due to non-cash charges associated with depreciation and amortization, a deemed dividend on issuance of preferred stock, decreases in inventory and prepayments of certain future expenses and increases in amounts owed to third parties for clinical trials. These non-cash charges were partially offset by increases in accounts receivable and payments to third parties for goods and services and to employees for compensation and benefits.

        Net cash provided by investing activities amounted to approximately $1,904,000 for the six-month period ended June 30, 1999 and related to the net sale of approximately $1,918,000 of marketable securities offset by the purchase of approximately $14,000 in equipment and furniture. Net cash provided by investing activities amounted to approximately $2,404,000 for the six-month period ended June 30, 1998 and related to the net sale of approximately $2,478,000 of marketable securities offset by the purchase of $74,000 in equipment and furniture.

        Net cash provided by financing activities for the six-month period ending June 30, 1999 amounted to approximately $1,124,000 primarily consisting of $1,000,000 in net proceeds received from the issuance of unregistered common stock to Sigma-Tau, repayment of $235,000 on a note receivable from an officer, and net proceeds from issuances of common stock under the Company's employee stock purchase plan offset by approximately $111,000 in various costs related to the Company's 1999 financing activities. Net cash provided by financing activities for the six-month period ending June 30, 1998 amounted to approximately $5,314,000, consisting of a partial repayment of $750,000 on a note receivable from an officer, approximately $3,957,000 in net proceeds received from the issuance of Series C preferred stock and warrants, and approximately $607,000 in net proceeds received from issuance of common stock under the Company's stock option plan and employee stock purchase plan, partially offset by the Company's equity line financing costs.

        The report of the Company's independent auditors on the Company's financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 contains an explanatory paragraph indicating that the Company's historical operating losses raises substantial doubt about the Company's ability to continue as a going concern. In July 1999, SciClone completed two private placements of common stock and common stock warrants which resulted in aggregate net proceeds of approximately $5.5 million, excluding the proceeds which will be received if the warrants issued in connection with such private placements are exercised. Assuming ZADAXIN product sales continue to increase at the average quarter to quarter growth rates the Company has achieved over the past six quarters, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations until it reaches profitability, which is anticipated by the end of the fourth quarter of 2000.* However, the timing of profitability and Company's capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. In the event the Company needs to raise additional financing, the unavailability or the timing of financing could prevent or delay the Company's long-term product development and commercialization programs.

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

        The Company has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. An inventory of key financial, informational and operational systems has been completed. Plans to test any necessary modifications to these key computer systems and equipment to ensure they are Year 2000 compliant have been developed and have been fully implemented. The Company believes that with these plans and completed modifications, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment.* However, even if these modifications are made in a timely fashion, they still may not prevent a material adverse effect on the Company's business, financial condition or results of operations. If such a material adverse effect were to occur, the magnitude of it cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, though such plans, if deemed necessary, will be developed over the coming months.

        In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If a significant number of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, develop, manufacture and distribute products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues. The Company expects to complete its review and assessment by August 31, 1999 and complete any remedial efforts as required by December 31, 1999.*

        The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows, and the Company is expensing these costs. The financial impact of making the required systems changes and ensuring that key third-parties are Year 2000 compliant is not known precisely at this time, but it is currently expected to be less than $50,000.* The amount of the cost incurred to date is less than $10,000. The actual financial impact could, however, exceed this estimate. These costs are not expected to be material to the Company's financial position, results of operations or cash flows.*

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Dependence on ZADAXIN Sales in Foreign Jurisdictions; Continuing Operating Losses. SciClone began to generate revenues from thymosin alpha 1, which the Company sells under the branded trademark ZADAXIN, in 1997. Future ZADAXIN revenues are uncertain. SciClone's other drug under development, CPX, is a drug that targets the underlying cause of cystic fibrosis, a disease caused by genetic defects. Marketing approvals for CPX and additional marketing approvals for ZADAXIN are uncertain. SciClone has experienced significant operating losses since its inception and has a substantial accumulated deficit. Furthermore, the Company expects its operating expenses to increase over the next several years if it expands its development, clinical testing and marketing capabilities.* SciClone's ability to become profitable depends in large part on the Company's ability to do the following:

        o       increase ZADAXIN sales in existing markets;

        o       launch ZADAXIN in newly-approved markets;

        o obtain additional regulatory approvals for ZADAXIN and/or future products;

        o       obtain regulatory approvals for CPX;

        o enter into additional corporate partnering arrangements for development of ZADAXIN in the U.S. and Europe for hepatitis C and cancer; and

        o enter into other agreements for product development and commercialization.

If SciClone does not become profitable, the Company may have to delay or curtail its long-term product development and commercialization efforts.

        SciClone's financial condition in the near term is highly dependent on ZADAXIN sales in foreign jurisdictions. The majority of SciClone's current ZADAXIN sales are to customers in the People's Republic of China. However, ZADAXIN sales in the People's Republic of China may be limited due to its low average income and poorly developed infrastructure. In addition, ZADAXIN sales and operations in Asia, Latin America and the Middle East are subject to inherent risks, including difficulties and delays in obtaining pricing approvals, reimbursement, and product health registration and importation permits, unexpected changes in regulatory requirements, tariffs and other barriers, political instability; the difficulties of staffing and managing foreign operations, long payment cycles, difficulty in accounts receivable collection, currency fluctuations, and potential adverse tax consequences.

        SciClone currently does not have any sales in the United States with which to offset any future decrease in revenue from ZADAXIN sales in Asia, Latin America and the Middle East. In addition, certain countries in these territories regulate pharmaceutical prices. This regulation may reduce prices for ZADAXIN significantly below those that would prevail in a free market.

        ZADAXIN and CPX are not yet Approved in the Major Pharmaceutical Markets. SciClone's principal drug development efforts currently focus on its two lead drugs, ZADAXIN and CPX. The Company needs favorable results from additional clinical trials of ZADAXIN to get regulatory approval in major pharmaceutical markets. ZADAXIN has been approved for commercial sale in 14 countries, principally as a treatment for hepatitis B and hepatitis C, diseases caused by viruses that affect the liver. However, SciClone may not be able to obtain approvals for ZADAXIN in other countries or for the treatment of additional medical conditions, such as cancer.

        SciClone's launch of ZADAXIN in the People's Republic of China, the Philippines and Singapore was its first commercial introduction of ZADAXIN, and may not be successful. Moreover, the Company's future launches of ZADAXIN in additional countries may not be successful. Future sales of ZADAXIN will depend on market acceptance and successful distribution.

        In particular, although the People's Republic of China has the highest prevalence of hepatitis B in the world, its low average income and poorly developed distribution infrastructure may make it difficult to successfully commercialize ZADAXIN in the Chinese market. Because

SciClone currently relies on ZADAXIN as its sole source of product revenue, the Company's failure to demonstrate its efficacy in future clinical trials, obtain additional marketing approvals or successfully commercialize ZADAXIN in major pharmaceutical markets would adversely affect the Company's revenue and operating results.

        CPX is currently undergoing clinical testing in the United States. The Company may experience delays and difficulties in clinical trials of CPX. In addition, clinical trials may not prove that CPX is an effective treatment for cystic fibrosis. The Company's failure to demonstrate the safety and efficacy of CPX as a treatment for cystic fibrosis in a clinical trial, obtain regulatory approval of CPX as a treatment for cystic fibrosis or successfully commercialize CPX could adversely affect its potential future revenue and operating results.

        Future Capital Needs; Uncertainty of Additional Financing. Since inception, the Company has financed its operations primarily through sales of stock. Due to the Company's continuing operating losses, its independent auditors issued an opinion on the Company's financial statements for the period ended December 31, 1998 that includes a paragraph emphasizing the uncertainty surrounding the Company's ability to continue as a going concern. However, in July 1999, SciClone completed two private placements of common stock and common stock warrants which resulted in aggregate net proceeds of approximately $5.5 million, excluding the proceeds which will be received if the warrants are exercised. However, if the Company does not continue to increase its ZADAXIN revenue and become profitable, it will need to obtain additional financing to support its long-term product development and commercialization programs.

        SciClone's need for capital will depend on many factors, including:

        o       the level of ZADAXIN sales;

        o       preclinical and clinical development expenses and opportunities;

        o       the timing and cost of regulatory approvals;

        o       patent costs;

        o       the Company's ability to use its equity line, described below;

        o whether any or all of the Company's outstanding common stock warrants are exercised and the timing amount of such exercises; and

        o the Company's ability to establish corporate partnering arrangements for development, sales, manufacturing and marketing of its products.

        The unavailability or timing of any necessary financing could prevent or delay the Company's long-term product development and commercialization programs. Other than the equity line and the Company's outstanding warrants to purchase common stock, the Company has no commitments or arrangements for additional funding and it may not be able to obtain financing if and when needed.

        Dilution. In July 1999, SciClone completed two equity financings in which the Company issued an aggregate of 3,886,079 shares of common stock and warrants to purchase an aggregate of 4,415,191 shares of common stock. Any common stock issued upon exercise of the warrants would reduce the percentage ownership of the Company's then-current shareholders and decrease any earnings per share. Public resale of the common stock issued in the private placements and issuable upon exercise of the warrants and the possibility of such resales may depress the market price of the Company's common stock.

        In addition, the Company has entered into a Structured Equity Line Flexible Financing Agreement which allows it, subject to certain limitations, to sell to the investor under the equity line up to $4 million of common stock during each "investment period" during the two-year term of the equity line. An "investment period" under the equity line is approximately three months. If the Company sells stock under the equity line, the investor's price will be 97% of the lowest reported sale price during the four days immediately prior to each purchase date selected by the investor during the investment period. In order to use the equity line, SciClone's common stock must trade at more than $1.00 per share, unless the Company reaches a different agreement with the investor under the equity line. Draws under the equity line are subject to certain conditions, including, registration of the investor's resale of the shares, a $1.00 minimum trading price per share, volume limitations, limitations on the number of shares that can be issued without shareholder approval, and limitations on the number of shares of the Company's common stock the investor may hold at any time.

        If SciClone sells common stock under the equity line, the percentage ownership of its then-current shareholders will be reduced. In connection with the equity line, the Company also issued to the investor a warrant to purchase 200,000 shares of its common stock. The Company will also issue to the investor additional warrants to purchase up to 300,000 shares of common stock. Because the shares that may be issued under the equity line, along with the shares issuable upon exercise of the warrant and additional warrants, can be immediately resold by the investor, the possibility of these sales could adversely affect the market price of the Company's common stock.

        Similarly, if the Company raises additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of the Company's then-current shareholders will be reduced.

        Fluctuation in Operating Results. The Company's operating results may fluctuate from period to period as a result of, among other things, market acceptance of ZADAXIN, the timing and costs associated with preclinical and clinical development of the Company's products, the regulatory approval process, and the acquisition of additional product rights. Setbacks in the launch, sale or distribution of ZADAXIN, preclinical and clinical development of the Company's products, particularly CPX, the regulatory approval process or relationships with collaborative partners, and any shortfalls in ZADAXIN product sales or earnings from levels expected by securities analysts, among other developments, have in the past had and could in the future have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

        Compliance With Nasdaq Listing Requirements. SciClone's common stock is listed on the Nasdaq National Market. To remain listed on the Nasdaq, a company must meet certain criteria, including:

        o       a minimum bid price of $1.00 per share;

        o       $4,000,000 in net tangible assets; and

        o $5,000,000 market value of the public float, excluding shares held directly or indirectly by any of our officers or directors and by anyone holding beneficially more than 10% of our outstanding shares.

        As of July 23, 1999, the closing bid price of SciClone's common stock was $1.90 and as of July 23, 1999, the market value of the Company's public float was approximately $46,000,000. As of July 24, 1999, SciClone had net tangible assets of approximately $7,700,000.

        If the Company fails to meet Nasdaq's listing criteria its common stock may be delisted. The Company's common stock would thereafter be traded in the non-Nasdaq, over-the-counter market. If the Company's common stock were delisted, it may be more difficult to dispose of, or get an accurate market value of, its common stock. This could severely limit the Company's common shareholders' ability to sell SciClone common stock in the secondary market.

        Dependence On Third Parties. SciClone's strategy includes entering into various corporate partnering arrangements. To date, the Company has acquired rights to ZADAXIN, CPX and certain other drugs but the Company is only actively pursuing clinical development of ZADAXIN and CPX. If the Company does not license or otherwise acquire rights to additional drugs it may have a shortage of drugs to develop which would limit its potential future revenue.

        In addition, SciClone has exclusively sublicensed its rights to develop and market ZADAXIN in Japan to Schering-Plough K.K. However, Schering-Plough K.K. already has a substantial commitment to alpha interferon, which is an approved drug for hepatitis B and hepatitis C in Japan. SciClone's relationship with Schering-Plough K.K. may not be successful and the Company may not be able to negotiate similar additional arrangements in the future. SciClone generally does not have control over the amount and timing of resources that its collaborators devote to their activities with the Company. If these parties do not perform their obligations as the Company expects them to, the development and sale of SciClone's products could be limited or delayed.

        The Company's ability to obtain regulatory approval in one country may be delayed or adversely affected by the timing of regulatory activities and approvals in other countries, particularly if the Company does not participate in the regulatory approval process in these other countries. Any delay or failure to achieve regulatory approvals may limit the Company's potential future revenue.

        Patents and Proprietary Rights. The United States composition of matter patent, which covers the chemical structure of thymosin alpha 1, and most of the European composition of matter patents for thymosin alpha 1 have expired. Going forward, the Company will have only limited patents covering the chemical structure of thymosin alpha 1 and this could adversely affect its proprietary rights. SciClone's success depends significantly on its ability to obtain patent protection for its products and technologies, to preserve its trade secrets and to avoid infringing on the proprietary rights of third parties. However, the Company's pending patent applications may not result in issued patents. Any patents that are issued may not provide a competitive advantage to the Company or may be invalidated or circumvented by its competitors. Others may independently develop similar products or designs around patents issued or licensed to the Company. Patents issued to or patent applications filed by other companies could have an adverse effect on the Company's ability to use, manufacture or market its products or maintain its competitive position with respect to its products, particularly thymosin alpha 1. Many of the Company's patents and patent applications relating to thymosin alpha 1 are held under exclusive licenses. If the Company breaches the terms of any of these licenses it could lose its rights to these patents and patent applications. Holders of patents licensed to the Company may not file, prosecute, extend or maintain their patents in countries where the Company has rights.

        Other companies obtaining patents on products or processes useful to the Company may bring infringement actions against the Company. This type of litigation is typically costly and time-consuming and could require the Company to obtain licenses from others, or prevent it from using, manufacturing or marketing its products. These licenses may not be available on commercially reasonable terms, if at all.

        Pharmaceuticals are not patentable or have only recently become patentable in certain countries in the territory in which SciClone has exclusive rights to ZADAXIN. Enforcement of intellectual property rights in many countries in this territory has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries in this territory will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

        Government Regulation and Product Approvals. The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN, CPX and our other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN, CPX and any other products must be approved before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where SciClone is contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in countries with established clinical trial review procedures is uncertain, and this may delay the grant of regulatory approvals for ZADAXIN.

        The Company is currently sponsoring clinical trials and pursuing regulatory approvals for ZADAXIN in a number of countries and it is currently sponsoring clinical trials of CPX in the United States. However, SciClone may not be able to complete these trials in a timely or cost-effective manner, and even if completed, these trials may not fulfill the relevant regulatory approval criteria. The Company ultimately may not be able to obtain regulatory approvals in these countries. Adverse results in the Company's development programs also could result in restrictions on the use of ZADAXIN and, if approved, CPX.

        The Company's failure to comply with applicable United States or foreign regulatory requirements could, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. In addition, government regulations may be established or imposed which prevent or delay regulatory approval of ZADAXIN, CPX or the Company's future products.

        Manufacturing. SciClone has entered into contract manufacturing and supply agreements for ZADAXIN and CPX. To be successful, the Company's products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. While the Company believes it has and will be able to establish and maintain manufacturing relationships with experienced suppliers*, the Company may not be able to establish long-term manufacturing relationships with these suppliers. SciClone currently has vialing and packaging supply agreements in effect and a sufficient supply of finished ZADAXIN for the near term. The Company has recently changed and upgraded its manufacturing source of finished ZADAXIN for the Company's international markets, excluding Japan. In certain countries, this change may require additional regulatory approvals. If the Company does not obtain any required regulatory approvals of this manufacturing change in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved.

        Production interruptions, if any, could significantly delay clinical development of potential products and reduce third party or clinical researcher interest and support of proposed trials. These kinds of interruptions could also impede commercialization of the Company's products, including sales of ZADAXIN in approved markets, and impair their competitive position, which would have a material adverse effect on the Company's business.

        Competition. Competition in the pharmaceutical industry is intense and SciClone expects that competition to increase. The Company believes that the principal competitive factors in the pharmaceutical industry include the efficacy, safety, price and therapeutic regimen associated with a given drug. The Company's competitors include large pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, that are actively engaged in research and development of chronic and life-threatening diseases such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Most of the Company's competitors, particularly large pharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than SciClone. Most of them also have extensive experience in undertaking the clinical testing and obtaining the regulatory approvals necessary to market drugs. In addition, SciClone currently relies on sales of ZADAXIN as a treatment for hepatitis B, hepatitis C and cancer as its sole source of product revenue. Several large pharmaceutical companies have substantial commitments to alpha interferon, which is an approved drug for treating hepatitis B and hepatitis C.

        Uncertainty of Third Party Reimbursement; Resources of Patient Populations. SciClone's ability to successfully sell ZADAXIN depends in part on whether pharmaceutical drug consumers will be reimbursed for the cost of ZADAXIN. This reimbursement may come from government health administration authorities, private health insurers and other organizations. Third-party reimbursement for new therapeutic products is highly uncertain and may not be available for the Company's future products. In many of the foreign countries in which SciClone currently operates or intend to operate, reimbursement for ZADAXIN under government or private health insurance programs is currently not available, particularly in Cambodia, the People's Republic of China, Mexico, the Philippines, Peru, Myanmar and Malaysia. In the United States, certain proposed health care reforms could limit the amount of third-party reimbursement available for the Company's products. In many countries where SciClone has marketing rights to ZADAXIN, government resources and per capita income may be so low that the Company's products will be prohibitively expensive. In these countries, SciClone may not be able to market its products on economically favorable terms, if at all.

        Dependence on Qualified Personnel and Key Individuals. SciClone is highly dependent upon its ability to attract and retain qualified personnel because of the specialized, scientific and international nature of the Company's business. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and the Company may not be able to attract and retain the qualified personnel it needs to grow and develop its business globally. In addition, many key responsibilities at SciClone are assigned to a relatively small number of individuals, such as the Company's President and Chief Executive Officer, Chief Operating Officer, Chief Administrative Officer and its Regional Managing Director for Greater China. If SciClone is unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to the Company's product development and commercialization, the development and commercialization of the Company's products would adversely be affected. The Company does not maintain "key person" life insurance on any of its key personnel.

        Product Liability; Absence of Insurance. Companies which test, manufacture, market and sell pharmaceutical products commonly receive product liability claims. These claims may be asserted against the Company. Product liability insurance for the pharmaceutical industry generally is expensive, if it is available at all. SciClone has product liability insurance coverage for its clinical trials and commercial sales. However, product liability claims in excess of the Company's insurance coverage or that resulted in the payment of large deductibles would adversely affect the Company's financial condition and demand for its products.


        Preferred Stock. The Company's charter documents give its board of directors the authority to issue additional series of preferred stock without a vote or action by the Company's shareholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights of holders of the Company's common stock may be adversely affected by the rights granted to holders of preferred stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference a pre-set distribution in the event SciClone is liquidated that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of the Company's outstanding voting stock. As a result, common shareholders could be prevented from participating in transactions that would offer an optimal price for their shares.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. The Company's investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates the Company invests in short term securities and maintains an average maturity of less than 2 years. A hypothetical 60 basis point increase in interest rates would result in an approximate $18,060 decrease (less than 0.5%) in fair value of the Company's available-for-sale securities.

        The potential change noted above is based on sensitivity analyses performed on the Company's financial positions at June 30, 1999. Actual results may differ materially.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) Recent Sales of Unregistered Securities

        On April 12, 1999, the Company issued and sold 445,000 shares of Common Stock at $2.24 per share to The Sigma-Tau Group and received $1,000,000 in net proceeds from the offering. The Sigma-Tau Group may not sell the shares until April 12, 2001. In addition, The Sigma-Tau Group was not granted any registration rights covering resale of the shares. Under the terms of the deal, The Sigma-Tau Group received semi-exclusive ZADAXIN development and marketing rights in Italy and Spain, and exclusive rights in Switzerland. Such securities were not registered under the Act in reliance upon the exemptions provided by
Section 4(2) of the Act and/or Regulation D and /or Regulation S promulgated thereunder as a transaction by an issuer not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on May 27, 1999 to elect five (5) directors, and to ratify the appointment of the independent auditors of the Company.

        At the Annual Meeting, all of the nominees were elected as follows:


                                   Votes
                         ------------------------
                            For          Withheld
                         ----------      --------
Jere E Goyan, Ph.D       15,807,434      337,726
Donald R. Sellers        15,810,714      334,446
John D. Baxter, M.D      15,812,514      332,646
Edwin C. Cadman, M.D     15,812,054      333,106
Rolf H. Henel            15,813,654      331,506


        The shareholders also ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1999 with voting as follows: 15,922,699 for; 149,514 against; and 72,947 abstaining.

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

               10.1 Second Amendment to Acquisition Agreement by and among SciClone, Sclavo S.p.A. and Solar
                              Developments and Partners, dated as November 6,
                              1998 (incorporated by reference to the Company's
                              Registration Statement on Form S-3 (No. 333-77543) filed with the Commission on April 30, 1999).

               10.2           Amendment to Warrant by and among SciClone, Sclavo
                              S.p.A. and Solar Developments and Partners, dated as April 20 , 1999 (incorporated by reference to the Company's Registration Statement on Form S-3
                              (No. 333-77543) filed with the Commission on April
                              30, 1999).

               10.3           Amendment No.1 to Structured Equity Line Flexible
                              Financing(sm) Agreement by and between the Company and Cheyenne LLC dated as of June 16, 1999
                              (incorporated by reference to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

               27             Financial Data Schedule


(b)     Reports on Form 8-K

        Form 8-K filed on April 12, 1999 reporting the Company's sale and issuance of 445,000 shares of unregistered common stock to the Sigma-Tau Group for a purchase price of $1,000,000 ($2.24 per share).

                                   SIGNATURES


               Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SCICLONE PHARMACEUTICALS, INC.
                                                   (Registrant)



Date:   August 13, 1999                         Donald R. Sellers
                                  ---------------------------------------------
                                                Donald R. Sellers
                                      President, Chief Executive Officer and
                                         Interim Chief Financial Officer
                                         (Principal Executive Officer and
                                    Principal Financial & Accounting Officer)