Form 10-Q
period 1999-09-30
SCICLONE PHARMACEUTICALS INC
filed 1999-11-12
CIK 880771

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                            Yes [X]           No [ ]

        As of November 4, 1999, 24,972,903 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                               PAGE NO.

Item 1.       Consolidated Financial Statements (Unaudited)

                   Consolidated Balance Sheets
                      September 30, 1999 and December 31, 1998                       3

                   Consolidated Statements of Operations
                      Three and Nine months ended September 30, 1999 and 1998        4

                   Consolidated Statements of Cash Flows
                      Nine months ended September 30, 1999 and 1998                  5

                   Notes to Consolidated Financial Statements                        6

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                               9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk            20

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                             21

Item 6.       Exhibits and Reports on Form 8-K                                      22

Signatures                                                                          23

PART I. FINANCIAL INFORMATION

ITEM  1.        CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                   September 30,          December 31,
                                                                                        1999                  1998
                                                                                   -------------         -------------
                                                                                    (unaudited)              (Note 1)
Current assets:
    Cash and cash equivalents                                                      $   1,108,000         $   3,490,000
    Short-term investments                                                             3,114,000             1,513,000
    Accounts receivable, net                                                           3,624,000             1,301,000
    Inventory                                                                            854,000             1,353,000
    Prepaid expenses and other current assets                                            360,000               639,000
                                                                                   -------------         -------------
Total current assets                                                                   9,060,000             8,296,000

Property and equipment, net                                                              274,000               391,000
Long-term investments                                                                         --               407,000
Notes receivable from officer                                                                 --               235,000
Other assets                                                                           2,140,000             2,398,000
                                                                                   -------------         -------------
Total assets                                                                       $  11,474,000         $  11,727,000
                                                                                   =============         =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $     360,000         $     430,000
    Accrued compensation and benefits                                                    352,000               731,000
    Accrued clinical trials expense                                                      415,000             2,402,000
    Accrued professional fees                                                            805,000               731,000
    Other accrued expenses                                                               127,000               157,000
                                                                                   -------------         -------------
Total current liabilities                                                              2,059,000             4,451,000

Redeemable preferred stock, Series C no par value; 10,000,000
   shares authorized; 0 and 58,356 shares issued and outstanding                              --               848,000

Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized; issuable in series (0 and 58,356 redeemable preferred
      shares classified as outstanding - see above)                                           --                    --
   Common stock, no par value; 75,000,000 shares authorized;
      24,958,371 and 21,534,056 shares issued and outstanding                        123,908,000           115,981,000
    Net unrealized gain on available-for-sale securities                                      --                 9,000
    Accumulated deficit                                                             (114,493,000)         (109,562,000)
                                                                                   -------------         -------------
Total shareholders' equity                                                             9,415,000             6,428,000
                                                                                   -------------         -------------
Total liabilities and shareholders' equity                                         $  11,474,000         $  11,727,000
                                                                                   =============         =============

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                           Three months ended                    Nine months ended
                                                              September 30,                        September 30,
                                                        1999               1998               1999               1998
                                                    ------------       ------------       ------------       ------------
Product revenue                                     $  2,513,000       $  1,006,000       $  6,091,000       $  2,361,000
Contract revenue                                              --                 --            307,000            100,000
                                                    ------------       ------------       ------------       ------------

Total revenue                                          2,513,000          1,006,000          6,398,000          2,461,000

Cost of product sales                                    429,000            253,000          1,185,000            681,000
                                                    ------------       ------------       ------------       ------------

Gross profit                                           2,084,000            753,000          5,213,000          1,780,000

Operating expenses:
     Research and development                            836,000          2,132,000          3,639,000          6,495,000
     Special research and development charge                  --            708,000                 --            708,000
     Marketing                                         1,548,000          1,307,000          4,305,000          3,862,000
     General and administrative                          541,000            926,000          2,313,000          2,773,000
                                                    ------------       ------------       ------------       ------------
Total operating expenses                               2,925,000          5,073,000         10,257,000         13,838,000
                                                    ------------       ------------       ------------       ------------

Loss from operations                                    (841,000)        (4,320,000)        (5,044,000)       (12,058,000)

Interest and investment income, net                       44,000            132,000            113,000            480,000
                                                    ------------       ------------       ------------       ------------

Net loss                                                (797,000)        (4,188,000)        (4,931,000)       (11,578,000)

Deemed dividend on issuance of preferred stock                --                 --                 --         (3,143,000)
                                                    ------------       ------------       ------------       ------------

Net loss attributable to common shareholders        $   (797,000)      $ (4,188,000)      $ (4,931,000)      $(14,721,000)
                                                    ============       ============       ============       ============

Net loss per common share
    (basic & diluted)                               $      (0.03)      $      (0.26)      $      (0.23)      $      (0.94)
                                                    ============       ============       ============       ============

Weighted average shares used in
     computing per share amounts                      24,384,502         15,954,322         21,694,890         15,640,453
                                                    ============       ============       ============       ============



                      See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                               1999               1998
                                                                            -----------       ------------
OPERATING ACTIVITIES:
   Net loss                                                                 $(4,931,000)      $(11,578,000)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                             141,000            170,000
      Acquisition of product rights                                                  --            708,000
      Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                      531,000         (1,866,000)
         Accounts receivable                                                 (2,323,000)          (638,000)
         Inventory                                                              499,000            556,000
         Accounts payable and other accrued expenses                           (100,000)            (5,000)
         Accrued compensation and benefits                                      141,000            939,000
         Accrued clinical trials expense                                     (1,987,000)            82,000
         Accrued professional fees                                               74,000           (133,000)
                                                                            -----------       ------------
Net cash used in operating activities                                        (7,955,000)       (11,765,000)
                                                                            -----------       ------------

INVESTING ACTIVITIES:
   Purchase and disposal of property and equipment, net                         (24,000)           (77,000)
   Sale (Purchase) of marketable securities, net                             (1,203,000)         4,576,000
                                                                            -----------       ------------
Net cash provided by (used in) investing activities                          (1,227,000)         4,499,000
                                                                            -----------       ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and financing cost, net             6,565,000          1,299,000
   Proceeds from issuance of Series C preferred stock and warrants, net              --          3,957,000
   Payment on notes receivable from officer                                     235,000            750,000
                                                                            -----------       ------------
Net cash provided by financing activities                                     6,800,000          6,006,000
                                                                            -----------       ------------

Net (decrease) increase in cash and cash equivalents                         (2,382,000)        (1,260,000)
Cash and cash equivalents, beginning of period                                3,490,000          3,619,000
                                                                            -----------       ------------
Cash and cash equivalents, end of period                                    $ 1,108,000       $  2,359,000
                                                                            ===========       ============

Supplemental disclosures of non-cash financing activities:
   Deemed dividend on issuance of Series C preferred stock                           --       $  3,143,000
   Warrants attributable to Series C preferred stock                                 --       $    245,000
   Warrants attributable to equity line financing                                    --       $    460,000
   Warrants attributable to Sclavo acquisition rights                                --       $    735,000
   Conversion of Series C preferred stock to common stock                            --       $    944,000
   Common stock issued to acquire product rights                                     --       $  1,885,000
   Issuance of common stock as payment
      in lieu for accrued compensation and benefits                         $   565,000                 --


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

3. For the nine-month periods ended September 30, 1999 and 1998, total comprehensive loss amounted to $(4,940,000) and $(14,759,000), respectively.

4.      The following is a summary of inventories at September 30, 1999:

        Raw materials             $826,000
        Finished goods              28,000
                                  --------
                                  $854,000
                                  ========

5.      The following is a summary of other assets at September 30, 1999:

        Intangible product rights - net     $2,012,000
        Other                                  128,000
                                            ----------
                                            $2,140,000
                                            ==========

        Product rights acquired are being amortized over 6 years beginning in September 1998. The Company identifies and records impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

6. In April 1999, the Company received $235,000 from its chief executive officer in payment of the remaining balance of a loan. As of September 30, 1999, the balance in "Notes receivable from officer" was $0.

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

9. On July 2, 1999, the Company completed a $2,000,000 (before deducting expenses) private placement to strategic institutional and accredited investors. The offering consisted of units of 1,370,145 shares of common stock and redeemable warrants to purchase 1,370,145 shares of common stock. Each unit, comprised of one share of common stock and a redeemable warrant to purchase one share of common stock, was priced at $1.46. These redeemable warrants are exercisable during the five-year period ending July 1, 2004 at an exercise price of $ 1.33 per share.

10. On July 21, 1999, the Company completed a $4,000,000 (before deducting expenses) private placement to strategic institutional investors led by Brown Simpson Asset Management and The New York Life Insurance Company. The offering consisted of units of 2,515,934 shares of common stock and redeemable warrants to purchase 2,515,934 shares of common stock. Each unit, comprised of one share of common stock and a redeemable warrant to purchase one share of common stock, was priced at $1.59. These redeemable warrants are exercisable during the five-year period ending July 20, 2004 at an exercise price of $1.72 per share.

11. The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN(R) and CPX.

12. The Company recognizes contract/grant revenue when services have been performed. In April 1999, the Company was awarded a $517,000 grant from the Cystic Fibrosis Foundation for its ongoing Phase 2 study of CPX, a potential protein repair therapy for cystic fibrosis. The Company expects the grant to be paid in installments as services are performed over approximately the next 6 months. The first installment of $107,000 was received in June 1999. In March 1999, the Company received a non-refundable $200,000 FDA Orphan Drug Grant for phase 2 development of CPX. As the Company has no future performance obligations with respect to such FDA grant, the Company recognized the entire amount as revenue in March 1999.

13. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") 96-18. Warrants issued in connection with equity and debt arrangements are valued using the Black-Scholes option valuation model. Warrants issued to placement agents and similar parties in connection with equity financing are accounted as stock issuance cost with an equal amount recorded as additional paid-in capital. Warrants issued to purchasers of the Company's equities are not specifically accounted for as their value is a sub-component of additional paid-in capital. The fair value of warrants issued in connection with debt arrangements, if material, is accounted for as a debt discount and amortized as additional interest expense over the term of the related debt.

14. In the second quarter ended June 30, 1998, the Company recognized a deemed dividend in the amount $3,143,000 in connection with the issuance of the Series C preferred stock. This amount was computed in accordance to EITF Appendix D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature ("EITF D-60"), because the Series C preferred stock had a beneficial conversion feature at the date of issue that allowed it to be converted to common stock at a discount to the common stock's market price at the date of conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following material contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements relate to future events or the Company's future clinical or product development or financial performance. Such forward-looking statements include, but are not limited to, those which management has identified with an asterisk (*). All forward-looking statements reflect only management's current expectations and are subject to risks and uncertainties, including those risks and uncertainties identified in Factors That May Affect Future Operating Results elsewhere herein and in the Company's Annual Report on Securities and Exchange Commission Form 10-K for the year ended December 31, 1998. Such risks and uncertainties include (i) the Company's current reliance on a single product, ZADAXIN thymosin alpha 1, for its revenues; (ii) the absence of regulatory approval for ZADAXIN in the U.S., Europe or Japan; (iii) risks associated with the manufacture and supply of ZADAXIN; (iv) the Company's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products in major pharmaceutical markets;
(v) decisions and timing of decisions made by U.S. Food and Drug Administration and comparable foreign agencies regarding the indications for which the Company's products may be approved; (vi) market acceptance of the Company's products; (vii) the Company's ability to obtain reimbursement for its products from third party payers, where appropriate; (viii) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors; as well as other risks and uncertainties described herein and in the Company's other reports filed with the Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from any forward-looking statements.

OVERVIEW

        SciClone Pharmaceuticals is a global biopharmaceutical company that acquires, develops and commercializes specialist-oriented drugs for treating chronic and life-threatening diseases such as hepatitis B, hepatitis C, cancer, HIV/AIDS and cystic fibrosis. Currently, the Company has two drugs in clinical development, ZADAXIN for hepatitis B, hepatitis C, cancer and immune system disorders, and CPX for cystic fibrosis. The Company has two drug candidates, SCV-07 and DAX, in preclinical development. To date, the Company's principal focus has been the development and commercialization of ZADAXIN for hepatitis B, hepatitis C and cancer and the development of CPX for cystic fibrosis.

        From commencement of operations in 1989 through September 30, 1999, the Company incurred a cumulative net loss of approximately $114.5 million. The Company expects its operating expenses to increase over the next several years consistent with its expansion of sales, research and development, and preclinical and clinical testing.* The Company's ability to expand its operations or achieve profitability is dependent in part on successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products in the U,S., Europe and Japan, entering into additional partnering arrangements for product development and commercialization, where appropriate, obtaining additional financing to support its long-term product development and commercialization efforts, and continuing to transition from a development operation into a successful marketing and development operation.

        The Company's operating results may fluctuate from period to period as a result of, among other things, market acceptance of ZADAXIN, the timing and costs associated with preclinical and clinical development of the Company's products, the regulatory approval process, and the acquisition of additional product rights.

RESULTS OF OPERATIONS

        SciClone's total revenue was approximately $2,513,000 and $6,398,000 for the three-month and nine-month periods ended September 30, 1999, as compared to approximately $1,006,000 and $2,461,000 for the corresponding periods in 1998. For the three months ended September 30, 1999, $2,513,000 of SciClone's total revenue was derived from ZADAXIN product sales. For the nine months ended September 30, 1999, four distributors in The People's Republic of China accounted for 84% of the Company's ZADAXIN product sales. The People's Republic of China, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. The Company currently works with two importing agents who have been reselling to four distributors within The People's Republic of China. The Company has received ZADAXIN marketing approval in 16 countries but has not yet commercially launched ZADAXIN in all of such countries. The Company has filed for approval to market ZADAXIN in several additional countries and anticipates additional filings in other countries.* As a result, the Company expects its product revenue to continue to increase in 1999 and beyond, upon the commencement of ZADAXIN product sales in newly approved markets and in additional markets once regulatory approvals are secured.* However, the level of ZADAXIN product sales in newly approved and potential markets and increases in existing markets, if any, is dependent in part upon the Company's long-term product development and commercialization efforts, increased ZADAXIN market penetration, additional ZADAXIN marketing approvals and successful ZADAXIN launch efforts.

        Cost of sales was approximately $429,000 and $1,185,000 for the three-month and nine-month periods ended September 30, 1999, as compared to approximately $253,000 and $681,000 for the corresponding periods in 1998. The increase was attributable to increased ZADAXIN product sales. The Company expects cost of sales to vary from quarter to quarter, dependent upon the level of ZADAXIN product sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

        Research and development expenses were approximately $836,000 and $3,639,000 for the three-month and nine-month periods ended September 30, 1999, as compared to approximately $2,132,000 and $6,495,000 for the corresponding periods in 1998. The decrease in the comparable three-month period was primarily attributable to decreased clinical trial expenses, decreased consulting fees and payroll expenses partially offset by increased drug product manufacturing toxicology laboratory expenses and increased international field sales expenses. The decrease in the nine-month period was primarily attributable to decreased clinical trial expenses, decreased in license fees associated with acquisition of rights to thymosin alpha 1, and decreased consulting fees, partially offset by increased payroll expenses related to the Company's restructuring program. The Company started its CPX Phase 2 clinical trial in the U.S. in September 1998 and has also started various pilot clinical studies to expand the use of ZADAXIN in overseas markets. The initiation and continuation of these and other clinical programs by the Company in the United States had and will continue to have a significant effect on the Company's research and development expenses in the future and could require the Company to seek additional capital resources.* In general, the Company expects product research and development expenses to vary quarter to quarter as the Company pursues its strategy of initiating additional clinical trials and testing, entering into partnering arrangements, acquiring product rights, and expanding regulatory activities.*

        Marketing expenses were approximately $1,548,000 and $4,305,000 for the three-month and nine-month periods ended September 30, 1999, as compared to approximately $1,307,000 and $3,862,000 for the corresponding periods in 1998. The increase relates to increased payroll expenses and expenses for advertising and conferences associated with the expansion in the Company's existing ZADAXIN markets partially offset by decreased travel expenses. The Company expects marketing expenses to vary in the next several quarters and years as it pursues its commercialization and marketing efforts and other strategic relationships.*

        General and administrative expenses were approximately $541,000 and $2,313,000 for the three-month and nine-month periods ended September 30, 1999, as compared to approximately $926,000 and $2,773,000 for the corresponding periods in 1998. The decrease was attributable to decreased payroll and investor and public relations expenses partially offset by increased amortization expense. In the near term, the Company expects general and administrative expenses to vary quarter to quarter as the Company takes steps to conserve cash resources while continuing to support expenditures on clinical trials and testing, particularly in the United States, and regulatory, pre-commercialization and marketing activities.*

        Net interest and investment income was approximately $44,000 and $113,000 for the three-month and nine-month periods ended September 30, 1999, as compared to approximately $132,000 and $480,000 for the corresponding periods in 1998. The decrease primarily resulted from decreased interest and investment income due to lower average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999, the Company had approximately $4,222,000 in cash, cash equivalents and liquid short-term investments.

        Net cash used by the Company in operating activities amounted to approximately $7,955,000 for the nine-month period ended September 30, 1999. Net cash used in operating activities in the 1999 period was greater than the Company's net loss for such period due to increases in accounts receivable and decreases in amounts owed to third parties for clinical trials, accounts payable and other accrued expenses. These uses of cash were partially offset by non-cash charges associated with depreciation and amortization, and decreases in prepayments of certain future expenses and inventory. Net cash used by the Company in operating activities amounted to approximately $11,765,000 for the nine-month period ended September 30, 1998. Net cash used in operating activities in the 1998 period is less than the Company's net loss for such period due to non-cash charges associated with depreciation and amortization, and acquisition of product rights as well as decreases in inventory and increases in amount owed to third parties for clinical trials and professional fees. These were partially offset by increases in accounts receivable, prepayments of certain future expenses and payments to employees for compensation and benefits.

        Net cash used in investing activities amounted to approximately $1,227,000 for the nine-month period ended September 30, 1999 and related to the net purchase of approximately $1,203,000 of marketable securities and the net purchase and disposal of approximately $24,000 in equipment and furniture. Net cash provided by investing activities amounted to approximately $4,499,000 for the nine-month period ended September 30, 1998 related to the net sale of approximately $4,576,000 of marketable securities offset by the purchase of approximately $77,000 in equipment and furniture.

        Net cash provided by financing activities for the nine-month period ending September 30, 1999 amounted to approximately $6,800,000 primarily consisting of $5,446,000 in net proceeds received from the issuance of common stock and redeemable warrants to institutional and accredited investors, payment in full of $235,000 on a note receivable from the Company's President and Chief Executive Officer, and $1,120,000 in net proceeds from issuance of common stock under the Company's employee stock purchase plan and issuance of restricted common stock to Sigma-Tau, the Company's ZADAXIN development and marketing partner in Italy, Spain and Switzerland. Net cash provided by financing activities for the nine-month period ending September 30, 1998 amounted to approximately $6,006,000, consisting of the following: a partial repayment of $750,000 on a note receivable from the Company's President and Chief Executive Officer; approximately $3,957,000 in net proceeds received from the issuance of Series C preferred stock and warrants; approximately $342,000 in deemed net proceeds from the issuance of warrants under the Company's former equity line; $735,000 in deemed net proceeds from the issuance of warrants under the Sclavo agreement; and $222,000 in net proceeds from issuance of common stock under the Company's stock option plan and employee stock purchase plan.

        The report of the Company's independent auditors on the Company's financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 contains an explanatory paragraph indicating that the Company's historical operating losses raises substantial doubt about the Company's ability to continue as a going concern. In July 1999, SciClone completed two private placements of common stock and redeemable common stock warrants which resulted in aggregate net proceeds of approximately $5.5 million, excluding the proceeds which will be received if the warrants issued in connection with such private placements are exercised. Assuming ZADAXIN product sales continue to increase quarter to quarter at growth rates similar to what the Company has achieved over the past seven quarters, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations until it reaches profitability, which is anticipated by the end of the fourth quarter of 2000.* The timing the Company's of profitability and capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly in the United States, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. In the event the Company needs to raise additional financing, the unavailability or the timing of financing could prevent or delay the Company's long-term product development and commercialization programs.

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

        In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If a significant number of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, develop, manufacture and distribute products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues. The Company expects to complete its review and assessment by November 30, 1999 and complete any remedial efforts as required by December 31, 1999.*

        The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows, and the Company is expensing these costs. The financial impact of making the required systems changes and ensuring that key third-parties are Year 2000 compliant is not known precisely at this time, but it is currently expected to be less than $50,000.* The amount of the cost incurred to date is less than $10,000. The actual financial impact could, however, exceed this estimate. These costs are not expected to be material to the Company's financial position, results of operations or cash flows.*

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

IF SCICLONE DOES NOT CONTINUE TO INCREASE ITS ZADAXIN PRODUCT SALES, THE COMPANY MAY NOT BECOME PROFITABLE WHICH MAY PREVENT OR DELAY ITS LONG-TERM PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS

        SciClone began to generate revenues from thymosin alpha 1, which the Company sells under the branded trademark ZADAXIN, in 1997. Future ZADAXIN product sales are uncertain. SciClone's other drug under clinical development, CPX, is a drug that targets the underlying cause of cystic fibrosis, a disease caused by genetic defects. Marketing approvals for CPX and additional marketing approvals for ZADAXIN are uncertain. SciClone has experienced significant operating losses since its inception and has a substantial accumulated deficit. Furthermore, the Company expects its operating expenses to increase over the next several years if it expands its development, testing and marketing capabilities.* SciClone's ability to become profitable depends in large part on whether the Company:

-       increases ZADAXIN product sales in existing markets;

-       launches ZADAXIN in newly-approved markets;

- obtains additional regulatory approvals for ZADAXIN and/or future products;

-       obtains regulatory approvals for CPX;

- enters into partnering arrangements for development of ZADAXIN in the U.S. and Europe for hepatitis C; and

- enters into agreements for development and commercialization of additional products.

        If SciClone does not become profitable when expected, or at all, the Company may have to delay or curtail its long-term product development and commercialization efforts.

IF SCICLONE EXPERIENCES DIFFICULTIES IN ITS FOREIGN SALES AND OPERATIONS, THE COMPANY'S FINANCIAL CONDITION WOULD SUFFER

        SciClone's financial condition in the near term is highly dependent on ZADAXIN product sales in foreign jurisdictions. The majority of the Company's current ZADAXIN product sales are to customers in the People's Republic of China. However, ZADAXIN product sales in the People's Republic of China may be limited due to its low average income and poorly developed infrastructure. In addition, SciClone's ZADAXIN product sales and operations in Asia, Latin America and the Middle East are subject to inherent risks, including:

- difficulties and delays in obtaining pricing approvals and reimbursement;

-       difficulties and delays in obtaining product health registration;

-       difficulties and delays in obtaining importation permits;

-       unexpected changes in regulatory requirements;

-       tariffs and other barriers;

-       political instability;

-       the difficulties of staffing and managing foreign operations;

-       long payment cycles;

-       difficulty in accounts receivable collection;

-       currency fluctuations; and

-       potential adverse tax consequences.

SciClone currently does not have any sales in the United States with which to offset any decrease in revenue from ZADAXIN product sales in Asia, Latin America and the Middle East. In addition, certain countries in these territories regulate pharmaceutical prices. This regulation may reduce prices for ZADAXIN significantly below those that would prevail in a free market.

IF SCICLONE FAILS TO OBTAIN ADDITIONAL REGULATORY APPROVALS OR MARKET ACCEPTANCE FOR ZADAXIN OR IF SCICLONE FAILS TO OBTAIN REGULATORY APPROVAL FOR CPX, THE COMPANY'S POTENTIAL FUTURE REVENUE WOULD BE LIMITED

        SciClone's principal drug development efforts currently focus on its two lead drugs, ZADAXIN and CPX. The Company needs favorable results from additional clinical trials of ZADAXIN to get regulatory approval in major pharmaceutical markets, including the United States and Europe. ZADAXIN has been approved for commercial sale in 16 countries, principally as a treatment for hepatitis B and hepatitis C, diseases caused by viruses that affect the liver. However, SciClone may not be able to obtain approvals for ZADAXIN in other countries or for the treatment of additional medical conditions, such as cancer.

        Future sales of ZADAXIN will depend in part on market acceptance and successful distribution in additional countries. In many of the Company's ZADAXIN markets, particularly the People's Republic of China, low average per capita income and poorly developed distribution infrastructure may make it difficult to successfully commercialize ZADAXIN. Because SciClone currently relies on ZADAXIN product sales as its sole source of revenue, the Company's failure to demonstrate ZADAXIN's safety and efficacy in future clinical trials, obtain additional marketing approvals or successfully commercialize ZADAXIN would adversely affect its potential future revenue and operating results.

        CPX is currently undergoing phase 2 clinical testing in the United States. SciClone may experience delays and difficulties in clinical trials of CPX. In addition, clinical trials may not prove that CPX is an effective treatment for cystic fibrosis. SciClone's inability to demonstrate the safety and efficacy of CPX as a treatment for cystic fibrosis in a clinical trial, obtain regulatory approval of CPX as a treatment for cystic fibrosis or successfully commercialize CPX could adversely affect the Company's potential future revenue and operating results.

IF THE COMPANY DOES NOT BECOME PROFITABLE WHEN EXPECTED, IT MAY NEED TO OBTAIN ADDITIONAL FUNDS IN ORDER TO SUPPORT ITS LONG-TERM PRODUCT DEVELOPMENT AND COMMERCIALIZATION PROGRAMS

        Since inception, SciClone has financed its operations primarily through sales of stock. Due to the Company's continuing operating losses, the Company's independent auditors issued an opinion on the Company's financial statements for the period ended December 31, 1998 that includes a paragraph emphasizing the uncertainty surrounding the Company's ability to continue as a going concern. However, in July 1999, the Company completed two private placements of common stock and redeemable common stock warrants which resulted in aggregate net proceeds of approximately $5.5 million, excluding the proceeds which will be received if the warrants are exercised. If SciClone does not continue to increase its ZADAXIN product sales and become profitable when expected, the Company will need to obtain additional financing to support its long-term product development and commercialization programs.

        The Company's need for capital will depend on many factors, including:

-       the level of future ZADAXIN product sales;

- the timing, scope and results of preclinical studies and clinical trials;

-       the size and complexity of the Company's programs;

-       the timing and cost of regulatory approvals;

-       the costs involved in filing, prosecuting and enforcing patent claims;

-       competing technological and market developments;

- whether any or all of the Company's outstanding common stock warrants are exercised and the timing and amount of such exercises;

-       the Company's ability to establish and maintain partnering arrangements;

- whether the Company elects to establish additional partnering arrangements for development, sales, manufacturing and marketing of its products, particularly development and marketing of ZADAXIN in the United States and Europe for Hepatitis C; and

- the cost of manufacturing or obtaining preclinical and clinical material.

Many of the foregoing factors not within the Company's control. The unavailability or timing of any necessary financing could prevent or delay the Company's long-term product development and commercialization programs. There is no assurance that additional financing to meet the Company's capital requirements will be available, if needed, on terms favorable to the Company or at all.

IF SCICLONE ISSUES ADDITIONAL COMMON STOCK OR SECURITIES CONVERTIBLE INTO COMMON STOCK, THE PERCENTAGE OWNERSHIP OF THE COMPANY'S THEN-CURRENT SHAREHOLDERS WOULD BE REDUCED AND THE MARKET PRICE OF THE COMPANY'S COMMON STOCK MAY DECREASE

        In July 1999, SciClone completed two strategic equity financings in which the Company issued an aggregate of 3,886,079 shares of common stock and redeemable warrants to purchase an aggregate of 4,415,191 shares of common stock. Any common stock issued upon exercise of the warrants would reduce the percentage ownership of the company's then-current shareholders and decrease any earnings per share. Public resale of the common stock issued in the strategic equity financings and issuable upon exercise of the redeemable common stock warrants and the possibility of such resales may depress the market price of the Company's common stock.

        Similarly, if SciClone raises additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of the Company's then-current shareholders will be reduced.

IF SCICLONE DOES NOT CONTINUE TO COMPLY WITH CERTAIN NASDAQ LISTING REQUIREMENTS, THE COMPANY'S COMMON STOCK MAY BE DELISTED WHICH WOULD MAKE IT MORE DIFFICULT TO SELL ITS COMMON STOCK

        SciClone's common stock is listed on the Nasdaq National Market. To remain listed on the Nasdaq, a company must meet certain criteria, including:

-       a minimum bid price of $1.00 per share;

-       $4,000,000 in net tangible assets; and

- $5,000,000 market value of the public float, excluding shares held directly or indirectly by any of the Company's officers or directors and by anyone holding beneficially more than 10% of the Company's outstanding shares.

        As of November 11, 1999, the closing bid price of the Company's common stock was $2.28 and as of November 11, 1999, the market value of the Company's public float was approximately $52,000,000. As of September 30, 1999, SciClone had net tangible assets of approximately $7,403,000.

        If SciClone fails to meet Nasdaq's listing criteria its common stock may be delisted. SciClone's common stock would thereafter be traded in the non-Nasdaq, over-the-counter market. If the Company's common stock were delisted, it may be more difficult to dispose of, or get an accurate market value of, its common stock. This could severely limit the Company's common shareholders' ability to sell the Company's common stock in the secondary market.

IF THE COMPANY DOES NOT OBTAIN ADDITIONAL PRODUCT RIGHTS FROM THIRD PARTIES OR IF THE COMPANY'S LICENSEES DO NOT PERFORM THEIR OBLIGATIONS, THE COMPANY'S POTENTIAL FUTURE REVENUE WOULD BE LIMITED

        SciClone's strategy includes entering into various partnering arrangements. To date, the Company has acquired rights to ZADAXIN, CPX, SCV-07, DAX and certain other drugs but it is only actively pursuing clinical development of ZADAXIN and CPX and preclinical development of SCV-07 and DAX. If SciClone does not license or otherwise acquire rights to additional drugs, or advance SCV-07 and DAX into clinical development, the Company may have a shortage of drugs to develop which would limit its potential future revenue.

        In addition, SciClone has exclusively sublicensed its rights to develop and market ZADAXIN in Japan to Schering-Plough K.K. However, Schering-Plough K.K. already has a substantial commitment to alpha interferon, which is an approved drug for hepatitis B and hepatitis C in Japan. SciClone's relationship with Schering-Plough K.K. may not be successful and the Company may not be able to negotiate similar additional arrangements in the future. The Company generally does not have control over the amount and timing of resources that its collaborators devote to their activities with the Company. If these parties do not perform their obligations as the Company expects them to, the development and sale of the Company's products could be limited or delayed.

        SciClone's ability to obtain regulatory approval in one country may be delayed or adversely affected by the timing of regulatory activities and approvals in other countries, particularly if the Company does not participate in the regulatory approval process in these other countries. Any delay or failure to achieve regulatory approvals may limit the Company's potential future revenue.

IF SCICLONE FAILS TO PROTECT ITS PRODUCTS, TECHNOLOGIES AND TRADE SECRETS, THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY USE, MANUFACTURE OR MARKET AND SELL ITS PRODUCTS OR THE COMPANY MAY FAIL TO ADVANCE OR MAINTAIN ITS COMPETITIVE POSITION

        The United States composition of matter patent, which covers the chemical structure of thymosin alpha 1, and most of the European composition of matter patents for thymosin alpha 1 have expired. Going forward, SciClone will have limited patents covering the chemical structure of thymosin alpha 1 and this could adversely affect the Company's proprietary rights. SciClone's success depends significantly on its ability to obtain patent or other commercial protection for its products and technologies, to preserve the Company's trade secrets and to avoid infringing on the proprietary rights of third parties. However, SciClone's pending patent applications may not result in issued patents. Any patents that are issued may not provide a competitive advantage to the Company or may be invalidated or circumvented by the Company's competitors. Others may independently develop similar products or designs around patents issued or licensed to the Company. Patents issued to or patent applications filed by other companies could have an adverse effect on SciClone's ability to use, manufacture or market its products or maintain the Company's competitive position with respect to its products. Many of the Company's patents and patent applications relating to thymosin alpha 1 are held under exclusive licenses. If the Company breaches the terms of any of these licenses it could lose its rights to these patents and patent applications. Holders of patents licensed to the Company may not file, prosecute, extend or maintain their patents in countries where SciClone has rights.

        Other companies obtaining patents on products or processes useful to the Company may bring infringement actions against the Company. This type of litigation is typically costly and time-consuming and could require the Company to obtain licenses from others, or prevent the Company from using, manufacturing or marketing its products. These licenses may not be available on commercially reasonable terms, if at all.

        Pharmaceuticals are not patentable or have only recently become patentable in certain countries in the territory in which the Company has exclusive rights to ZADAXIN. Enforcement of intellectual property rights in many countries in this territory has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries in this territory will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

IF SCICLONE FAILS TO OBTAIN REGULATORY APPROVALS FOR ITS PRODUCTS IN COUNTRIES IN WHICH THE COMPANY HAS NOT BEEN APPROVED, THE COMPANY CANNOT DEVELOP, MARKET AND SELL ITS PRODUCTS IN THOSE COUNTRIES

        The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN, CPX and the Company's other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN, CPX and any other products must be approved before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where the Company is contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in the United States or certain European countries with established clinical trial review procedures is uncertain, and this may delay the grant of regulatory approvals for ZADAXIN.

        The Company is currently sponsoring clinical trials and pursuing regulatory approvals for ZADAXIN in a number of countries and it is currently sponsoring clinical trials of CPX in the United States. However, the Company may not be able to complete these trials in a timely or cost-effective manner, and even if completed, these trials may not fulfill the relevant regulatory approval criteria. The Company ultimately may not be able to obtain regulatory approvals in these countries. Adverse results in the Company's development programs also could result in restrictions on the use of ZADAXIN and, if approved, CPX.

        SciClone's failure to comply with applicable United States or foreign regulatory requirements could, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. In addition, government regulations may be established or imposed which prevent or delay regulatory approval of ZADAXIN, CPX or the Company's future products.

IF THE COMPANY IS NOT ABLE TO ESTABLISH AND MAINTAIN ADEQUATE MANUFACTURING AND SUPPLY RELATIONSHIPS, THE DEVELOPMENT AND SALE OF ITS PRODUCTS COULD BE IMPAIRED

        SciClone has entered into contract manufacturing and supply agreements for ZADAXIN and CPX. To be successful, SciClone's products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. While the Company believes it has and will be able to establish and maintain manufacturing relationships with experienced suppliers*, the Company may not be able to establish long-term manufacturing relationships with these suppliers. The Company currently has vialing and packaging supply agreements in effect and a sufficient supply of finished ZADAXIN for the near term. The Company has recently changed and upgraded its manufacturing source of finished ZADAXIN for the Company's international markets, excluding Japan. In certain countries, this change may require additional regulatory approvals. If SciClone does not obtain any required regulatory approvals of this manufacturing change in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved.

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

SCICLONE MAY LOSE MARKET SHARE OR OTHERWISE FAIL TO COMPETE IN THE INTENSELY COMPETITIVE PHARMACEUTICAL INDUSTRY

        Competition in the pharmaceutical industry is intense and the Company expects that competition to increase. SciClone believes that the principal competitive factors in the pharmaceutical industry include the efficacy, safety, price, therapeutic regimen and manufacturing quality assurance associated with a given drug. SciClone's competitors include pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, that are actively engaged in research and development of chronic and life-threatening diseases such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Most of SciClone's competitors, particularly large pharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than the Company. Most of them also have extensive experience in undertaking the clinical testing and obtaining the regulatory approvals necessary to market drugs. In addition, SciClone currently relies on sales of ZADAXIN as a treatment for hepatitis B and hepatitis C as its primary source of revenue. Several large pharmaceutical companies have substantial commitments to alpha interferon, which is an approved drug for treating hepatitis B and hepatitis C.

IF THIRD PARTY REIMBURSEMENT IS NOT AVAILABLE OR PATIENTS CANNOT OTHERWISE PAY FOR ZADAXIN, THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY MARKET ZADAXIN

        SciClone's ability to successfully sell ZADAXIN depends in part on whether pharmaceutical drug consumers will be reimbursed for the cost of ZADAXIN. This reimbursement may come from government health administration authorities, private health insurers and other organizations. Third-party reimbursement for new therapeutic products is highly uncertain and may not be available for the Company's future products. In many of the foreign countries in which the Company currently operates or intends to operate, reimbursement for ZADAXIN under government or private health insurance programs is currently not available, particularly in Cambodia, the People's Republic of China, Mexico, the Philippines, Peru, Myanmar and Malaysia. In the United States, certain proposed health care reforms could limit the amount of third-party reimbursement available for the Company's products. In many countries where the Company has marketing rights to ZADAXIN, government resources and per capita income may be so low that the Company's products will be prohibitively expensive. In these countries, the Company may not be able to market its products on economically favorable terms, if at all.

IF THE COMPANY IS UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL OR IF THE COMPANY'S PRESIDENT AND CHIEF EXECUTIVE OFFICER, CHIEF OPERATING OFFICER, CHIEF BUSINESS OFFICER OR REGIONAL MANAGING DIRECTOR FOR GREATER CHINA LEFT THE COMPANY, THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE ITS PRODUCTS

        SciClone is highly dependent upon its ability to attract and retain qualified personnel because of the specialized, scientific and international nature of the Company's business. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and SciClone may not be able to attract and retain the qualified personnel the Company needs to grow and develop its business globally. In addition, many key responsibilities at SciClone are assigned to a small number of individuals, such as the Company's President and Chief Executive Officer, Chief Operating Officer, Chief Business Officer and its Regional Managing Director for Greater China. If the Company is unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to its product development and commercialization, the development and commercialization of the Company's products would be adversely affected. SciClone does not maintain "key person" life insurance on any of its key personnel.

SCICLONE HAS LIMITED PRODUCT LIABILITY INSURANCE AND ANY PRODUCT LIABILITY CLAIMS ASSERTED AGAINST THE COMPANY COULD RESULT IN SIGNIFICANT EXPENSES AND DECREASED DEMAND FOR ITS PRODUCTS

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

ISSUING PREFERRED STOCK WITH RIGHTS SENIOR TO THOSE OF THE COMPANY'S COMMON STOCK COULD ADVERSELY AFFECT HOLDERS OF COMMON STOCK OR HINDER TAKEOVER TRANSACTIONS THAT OFFER COMMON SHAREHOLDERS AN OPTIMAL PRICE FOR THEIR SHARES

        SciClone's charter documents give the Company's board of directors the authority to issue additional series of preferred stock without a vote or action by the Company's shareholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights of holders of the Company's common stock may be adversely affected by the rights granted to holders of preferred stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference -- a pre-set distribution in the event SciClone is liquidated -- that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of the Company's outstanding voting stock. As a result, common shareholders could be prevented from participating in transactions that would offer an optimal price for their shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. The Company's investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates the Company invests in short term securities and maintains an average maturity of less than 2 years. A hypothetical 60 basis point increase in interest rates would result in an approximate $15,561 decrease (less than 0.5%) in fair value of the Company's available-for-sale securities.

        The potential change noted above is based on sensitivity analyses performed on the Company's financial positions at September 30, 1999. Actual results may differ materially.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c)     Recent Sales of Unregistered Securities

        On July 2, 1999, the Company completed a $2,000,000 (before deducting expenses) private placement to strategic institutional and accredited investors. The offering consisted of units of 1,370,145 shares of common stock and redeemable warrants to purchase 1,370,145 shares of common stock. Each unit, comprised of one share of common stock and a redeemable warrant to purchase one share of common stock, was priced at $1.46. These redeemable warrants are exercisable during the five-year period ending July 1, 2004 at an exercise price of $ 1.33 per share.

        On July 21, 1999, the Company completed a $4,000,000 (before deducting expenses) private placement to strategic institutional investors led by Brown Simpson Asset Management and The New York Life Insurance Company. The offering consisted of units of 2,515,934 shares of common stock and redeemable warrants to purchase 2,515,934 shares of common stock. Each unit, comprised of one share of common stock and a redeemable warrant to purchase one share of common stock, was priced at $1.59. These redeemable warrants are exercisable during the five-year period ending July 20, 2004 at an exercise price of $1.72 per share.

        (d)

        None.

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

                10.4 Prospectus to July 2, 1999 private placement (incorporated by reference to the Company's filing pursuant to Rule 424(b)(3) (No. 333-84497) filed with the Commission on August 20, 1999).

                10.5 Prospectus to July 20, 1999 private placement (incorporated by reference to the Company's Registration Statement on Form S-3 (No. 99-001557) filed with the Commission on August 20, 1999).

                27      Financial Data Schedule

        (b)     Reports on Form 8-K

                None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCICLONE PHARMACEUTICALS, INC.
                                        (Registrant)



Date: November 12, 1999                Donald R. Sellers
                                       -----------------------------------------
                                                   Donald R. Sellers
                                        President, Chief Executive Officer and
                                            Interim Chief Financial Officer
                                           (Principal Executive Officer and
                                       Principal Financial & Accounting Officer)

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

        10.4 Prospectus to July 2, 1999 private placement (incorporated by reference to the Company's filing pursuant to Rule 424(b)(3)
                (No. 333-84497) filed with the Commission on August 20, 1999).

        10.5 Prospectus to July 20, 1999 private placement (incorporated by reference to the Company's Registration Statement on Form S-3
                (No. 99-001557) filed with the Commission on August 20, 1999).

        27      Financial Data Schedule