Form 10-K405
period 1999-12-31
SCICLONE PHARMACEUTICALS INC
filed 2000-03-30
CIK 880771

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999,

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $454,161,000 as of March 23, 2000, based upon the closing sale price of the Registrant's Common Stock on The Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 23, 2000, there were 30,369,379 shares of the Registrant's Common Stock outstanding.

     Part III incorporates by reference from the definitive proxy statement for the Registrant's 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes" or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, our expectations regarding future ZADAXIN(R) sales growth, our ability to operate profitably, the safety and efficacy of ZADAXIN in combination with other agents for the treatment of hepatitis B, hepatitis C, HIV, drug-resistant tuberculosis and cancer, the timing of the commencement of our planned ZADAXIN U.S. and European pivotal phase 3 studies for hepatitis C, our expectations regarding our planned and ongoing ZADAXIN and CPX U.S. phase 2 development programs, our expectations regarding our partnering arrangements in the U.S., Europe and Japan for development and marketing of ZADAXIN, risks associated with international operations, general economic conditions and conditions in the markets we address, and other factors. This Annual Report on Form 10-K and our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We develop and commercialize novel medicines for treating a broad range of the world's most serious diseases. We have focused our current product development and commercial activities on the following diseases:

     - hepatocellular carcinoma, the most common and deadliest form of liver cancer worldwide;

     - malignant melanoma, the deadliest form of skin cancer and one of the most rapidly increasing types of cancer worldwide;

     - hepatitis C, an infectious disease affecting 170 million people worldwide;

     - hepatitis B, an infectious disease affecting 350 million people worldwide;

     - HIV, the virus that causes AIDS;

     - drug-resistant tuberculosis, an infectious disease reaching pandemic proportions worldwide; and

     - cystic fibrosis, the most common fatal genetic disease among Caucasians.

     Our flagship drug is ZADAXIN(R), an immunotherapy. ZADAXIN boosts the body's immune system in the fight against multiple types of cancer and infectious diseases. ZADAXIN is in or expected to enter phase 2 and phase 3 development in the U.S., Europe and Japan, the world's largest pharmaceutical markets, targeting six diseases: hepatocellular carcinoma, malignant melanoma, hepatitis C, hepatitis B, HIV and drug-resistant tuberculosis. Approximately 3,000 patients have been treated with ZADAXIN in over 70 clinical trials covering a broad range of life-threatening diseases in which the immune system plays a key role in the patient's ability to fight back.

     Unlike most biotechnology companies, we are currently selling our lead drug -- ZADAXIN. ZADAXIN is currently approved for sale in 19 countries, principally for the treatment of hepatitis B and hepatitis C and as a vaccine adjuvant. Total ZADAXIN sales for 1999 were $9,090,000, a 151% increase over 1998 sales of $3,625,000. ZADAXIN marketing applications are pending in 18 additional countries. We plan to file 8 additional ZADAXIN marketing applications in 2000.

     Our second product in clinical development, CPX, is a novel protein-repair therapy for cystic fibrosis, the most common fatal genetic disease among Caucasians. Currently approved drugs treat only the symptoms of cystic fibrosis, not the underlying cause of the disease. CPX, which we in-licensed from the U.S. National Institutes of Health, is designed to repair the underlying protein-associated defect responsible for cystic fibrosis in most patients, not just the symptoms of the disease. CPX is currently undergoing phase 2 development in the U.S.

     Additional preclinical drug candidates include SCV-07, the lead orally active compound in our new class of immunotherapies, and DAX. We expect to develop SCV-07 for drug-resistant tuberculosis, cancer and viral hepatitis. DAX is targeted at cystic fibrosis.

OUR MARKETS

     We are focusing on a large number of discrete but widespread life-threatening diseases that afflict different parts of the human body. We believe the significance, prevalence and diversity of our disease targets, and the known limitations of current treatment alternatives, have created a compelling need for improved therapies, with novel medicines often enjoying premium pricing and rapid market acceptance. Our current product development and commercial activities are focused on this large, unmet market need.

     The fundamentals of the cancer, infectious disease and cystic fibrosis markets that are particularly advantageous for us include:

     - inadequate treatment alternatives;

     - high incidence and prevalence;

     - accelerated FDA approval procedures;

     - highly concentrated populations of specialists, allowing a small sales force to be effective; and

     - favorable pricing reimbursement.

OUR STRATEGY

     Our objective is to be a leading global immunotherapy and protein-repair therapy company. Our strategy consists of the following key elements:

     - focus on specialist-oriented markets for cancer, infectious disease and cystic fibrosis;

     - develop our portfolio of products for a broad range of diseases;

     - use our ZADAXIN sales in Asia, Latin America and the Middle East to fund late-stage development of our products in the U.S., Europe and Japan, the world's largest pharmaceutical markets;

     - form strategic collaborations to support our development and commercialization programs, particularly in Europe and Japan; and

     - use our global expertise in immunotherapy and protein-repair therapy to identify and in-license or acquire additional product candidates;

     - selectively outsource activities to reduce our development and manufacturing costs.

     All of our current product rights were in-licensed. We observe a disciplined approach to product acquisition, in-licensing and development, the key elements of which are that:

     - we do not engage in drug discovery or perform early-stage research;

     - we only acquire, in-license and develop drug candidates with strong evidence of preclinical or human efficacy;

     - we only acquire, in-license and develop compounds that can be administered by a highly concentrated population of specialists, allowing a small sales force to be effective;

     - we only acquire, in-license and develop drugs protected by patents, have patents pending or qualify for orphan drug status from the FDA; and

     - we establish strategic collaborations when appropriate to share the cost and risk of drug development and commercialization, especially in large overseas markets such as Europe and Japan.

CURRENT PRODUCT DEVELOPMENT ACTIVITIES

     The following table summarizes our current product development activities:

PRODUCT/PRODUCT
   CANDIDATE               DISEASE                     STATUS                     LOCATION
---------------            -------                     ------                     --------
ZADAXIN(R)       Hepatitis B                  Phase 2                   U.S.
                                              Pivotal Phase 3           Japan
                                              Approved                  Brunei, Cambodia, Kuwait,
                                                                        Laos, Malaysia, Malta,
                                                                        Myanmar, Peru, Pakistan,
                                                                        People's Republic of China,
                                                                        Philippines, Singapore, Sri
                                                                        Lanka, Thailand, Venezuela,
                                                                        Vietnam
                 Hepatitis C                  Entering Pivotal Phase 3  U.S.
                                              Entering Pivotal Phase 3  Europe
                                              Phase 2                   Japan
                                              Approved                  Cambodia, Laos, Malta,
                                                                        Myanmar, Philippines,
                                                                        Singapore, Venezuela
                 Hepatocellular Carcinoma     Entering Phase 2          U.S.
                                              Entering Phase 2          People's Republic of China
                 Malignant Melanoma           Entering Phase 2          U.S.
                                              Entering Phase 2          Australia
                 Drug-Resistant Tuberculosis  Entering Phase 2          U.S.
                 HIV                          Entering Phase 2          Singapore
                 Influenza vaccine adjuvant   Approved                  Argentina, Italy, Laos,
                                                                        Malta, Mexico, People's
                                                                        Republic of China,Thailand
CPX              Cystic Fibrosis              Phase 2                   U.S.
SCV-07           Hepatitis B                  Preclinical               U.S.
                 Hepatitis C                  Preclinical               U.S.
                 Drug-Resistant Tuberculosis  Preclinical               U.S., Russia
DAX              Cystic Fibrosis              Preclinical               U.S.

THE IMMUNE SYSTEM

     The immune system is an astonishingly intricate network of cells and organs that defends the body against invading bacteria, viruses and abnormal cells, such as cancer cells. A properly functioning immune system specifically recognizes and fights off attacks from "foreign" invaders, including cancerous cells and the hepatitis B and hepatitis C viruses. We are targeting virally infected and cancerous cells with our ZADAXIN and SCV-07 immunotherapy programs. The immune system includes the lymphocytes, or white blood cells, which reside both in the tissues and the circulation. These cells include natural killer (NK) cells, as well as the "T" lymphocytes (so-called because they mature in the thymus gland), including both CD8 ("cytotoxic") and CD4 ("helper") cells. These latter cells, referred to as T cells, can mature into different subsets (TH1 and TH2) releasing different molecules called "cytokines" depending on the kind of invading cell that is targeted. A malfunctioning or incompetent immune system can result in a multitude of chronic diseases, as the body is unable to fight the infection or cancer.

ZADAXIN(R) -- A NOVEL IMMUNOTHERAPY FOR CANCER AND INFECTIOUS DISEASES

     ZADAXIN is our lead immunotherapy. ZADAXIN is able to fight disease by boosting the immune system. The immune enhancement effects of ZADAXIN include stimulation of NK cells and CD8 cells, which directly kill virally infected and cancerous cells. ZADAXIN also increases the production of cytokines such as interferon gamma and interleukin 2 (IL-2), and increases the Th1 subset of disease fighting white blood cells (CD4 cells). ZADAXIN has also recently been shown to increase the development of stem cells into CD4 cells, and to increase important cellular proteins (MHC) required to enable the immune system to identify and destroy virally infected cells. Like alpha interferon before it, we expect ZADAXIN to be an effective treatment for multiple cancers and infectious diseases. In sharp contrast to other major immunotherapies such as alpha interferon, as well as the leading antiviral drugs and chemotherapies, ZADAXIN has been virtually free of any serious drug-related side effects or toxicities in over 3,000 patients in more than 70 clinical studies, even in patients with a poor performance status prior to treatment, including those with decompensated liver disease and kidney disease requiring hemodialysis.

  Hepatitis B

     Hepatitis B is one of the most common potentially fatal infectious diseases in the world. The hepatitis B virus is up to 100 times more infectious than HIV, the virus that causes AIDS. Hepatitis B is transmitted through infected blood to blood contact. Other modes of transmission include blood transfusions, contaminated needles, sexual contact, breast milk and open sores. Most people infected with acute hepatitis B have no symptoms and are able to fight off the infection themselves. According to the American Liver Foundation, however, 5% to 10% of those infected with hepatitis B will become chronic carriers of the virus.

     The World Health Organization estimates that approximately 350 million individuals worldwide, or 5% of the world's population, are long term carriers of hepatitis B in their blood. There are over 1 million carriers of hepatitis B in the U.S. and an estimated 200,000 people contract acute hepatitis B each year. Most are unaware that they are infected or have minimal disease with no clinically evident symptoms. However, carriers of the hepatitis B virus have a 200-fold increased chance of developing liver cancer, the most common cancer in the world, and a significant number develop cirrhosis of the liver. We are not aware of any diagnostic tools to predict accurately which carriers will or will not become chronic carriers.

     A safe and effective vaccine against hepatitis B is available. However, the vaccine only benefits those who have not yet been infected by the hepatitis B virus. Most approved treatments benefit a minority of patients but have serious adverse side effects.

  ZADAXIN for Hepatitis B

     We commissioned a meta analysis of randomized and controlled trials of ZADAXIN in hepatitis B. Meta analysis is the statistical pooling of data derived from two or more clinical trials. By using data from two or more studies, overly positive or negative random effects are reduced and the precision of estimates will increase as sample size increases. A valuable use of meta analysis is to assess the efficacy of a drug in the treatment of a particular disease across many studies. Our meta analysis of ZADAXIN was performed by MetaWorks, Inc. of Boston, Massachusetts, and included two U.S. hepatitis B trials sponsored by Alpha 1 Biomedicals and our Taiwan hepatitis B trial. A statistically significant benefit (p = 0.04) was demonstrated in the meta analysis with an overall response rate of 36% compared to 19% for the control group. The results also showed no indications of toxicity or significant drug related side effects.

     In Asia, Latin America and the Middle East, we are currently marketing ZADAXIN for the treatment of hepatitis B. ZADAXIN is currently an investigational drug in the U.S.

     We are developing ZADAXIN as a single agent therapy and in combination with certain antiviral drugs, particularly nucleoside analogues, as a treatment for hepatitis B. In January 2000, we initiated a U.S. phase 2 hepatitis B study using ZADAXIN with lamivudine, an FDA-approved nucleoside analogue. In two previous pilot studies conducted in Asia, the combination of ZADAXIN plus nucleoside analogues produced durable responses, as measured by the sustained seroconversion of hepatitis B e antigen and disappearance of hepatitis B virus DNA, in a clinically significant number of patients. In Japan, our exclusive partner, Schering-Plough, K.K., is conducting a ZADAXIN pivotal phase 3 hepatitis B trial.

  Competition -- Hepatitis B

     Alpha interferon, a synthetic version of a natural immune substance manufactured and sold by numerous companies, is approved to treat hepatitis B. However, most patients do not respond to alpha interferon. In addition, alpha interferon is associated with debilitating "flu-like" side effects, including fever, chills, headaches, fatigue and weakness, as well as psychiatric side effects such as depression, lethargy and mental confusion that can lead to reduction in dose and discontinuation of treatment.

     Lamivudine, an oral antiviral drug originally developed for HIV and recently approved in the U.S. and certain other countries for the treatment of hepatitis B, often only eliminates the hepatitis B virus from the blood, but not from the body tissue. Importantly, levels of hepatitis B virus may rebound rapidly when lamivudine treatment is interrupted or stopped. The Antiviral Drugs Advisory Committee (an FDA advisory committee) expressed uncertainty and concern over the safety and effectiveness of treatment with lamivudine beyond one year, the optimal duration of treatment of the drug, the safety and efficacy of lamivudine for pregnant women and children, and the efficacy of a second round or subsequent rounds of therapy, especially in patients who have developed lamivudine-induced mutations in the hepatitis B virus which infects them.

  Hepatitis C

     Hepatitis C is a worldwide epidemic. Approximately 170 million people worldwide are infected by the hepatitis C virus, including over 10 million people infected in the U.S., Europe and Japan, the world's leading pharmaceutical markets. According to the American Liver Foundation, 12,000 people die from complications of hepatitis C each year in the U.S. In the year 2000, the number of deaths in the U.S. from complications of hepatitis C are estimated to exceed deaths caused by HIV, the virus that causes AIDS. Without improved prevention and treatment, the American Liver Foundation and the Centers for Disease Control and Prevention estimate the number of deaths from hepatitis C in the U.S. will more than triple to 38,000 by 2010. There is no approved vaccine to prevent hepatitis C.

     Hepatitis C is the most common chronic bloodborne virus in the U.S. It is a highly contagious virus that attacks the liver and can cause cirrhosis (liver scarring), liver failure and liver cancer. Most people infected with hepatitis C have no symptoms and are unaware that they carry this potentially deadly virus. Because they are symptomless carriers, they can unknowingly infect others. Over 85% of people infected with hepatitis C become long-term or chronic carriers unable to clear the virus without treatment. Today, over 4 million Americans are infected with hepatitis C. The hepatitis C epidemic in America is arguably one of the greatest health care threats facing our country. In Europe, it is estimated that over 5 million people are infected with the hepatitis C virus.

     Six main genotypes of hepatitis C have been recognized so far. There are a large number of subtypes within each of these genotypes. Some genotypes of hepatitis C (types 1a, 2a and 2b) show a worldwide distribution, while others (such as type 5a and 6a) are only found in specific geographical regions. The genetic plasticity of the hepatitis C virus allows it to adapt rapidly to antiviral treatment and host immune response, so that mutants which are resistant to treatment can arise. ZADAXIN, in combination with interferon, has been shown in studies to be effective against even the most difficult to treat genotypes such as 1a and 1b.

     We believe that there is a consensus in the medical community is that combination therapies will be required to fight viruses causing diseases such as hepatitis B, hepatitis C and HIV. We are developing ZADAXIN in combination with alpha interferon as a treatment for hepatitis C. We believe that early therapeutic intervention and increased public awareness can reduce significantly the threat of hepatitis C.

  ZADAXIN for Hepatitis C

     Although interferon has been shown to be safe and effective in the treatment of hepatitis C, dissatisfaction with the low sustained response rate (5% to 20%) to interferon alone has led to the study of interferon in combination with other therapies. Clinical data demonstrate that the combination of ZADAXIN plus interferon could represent a significant therapeutic advance in the global fight against hepatitis C.

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

     Pooled intent-to-treat analysis revealed an end of treatment biochemical (ALT, a liver enzyme) response of 44.7% in the combination of ZADAXIN plus interferon group compared to 22.2% in the interferon monotherapy group (p = 0.0096). Meta analysis demonstrated an end of treatment biochemical response odds ratio and 95% confidence interval of greater than 1, indicating that the combination of ZADAXIN plus interferon was significantly superior to interferon alone. Meta analysis also showed an end of treatment virological response odds ratio and 95% confidence interval of greater than 1, indicating that the combination of ZADAXIN plus interferon was significantly superior to interferon alone.

     Pooled intent-to-treat analysis revealed a trend showing sustained biochemical (ALT) response of 22.3% in the combination of ZADAXIN plus interferon group compared to 9.26% in the interferon monotherapy group (p = 0.1). Meta analysis demonstrated a sustained response odds ratio of greater than 1 and a 95% confidence interval slightly overlapping 1, indicating that the combination of ZADAXIN plus interferon was superior to interferon alone. This sustained biochemical response analysis demonstrates a statistical trend in favor of the combination of ZADAXIN plus interferon group and suggests that there is only a small chance that this difference occurred by chance alone. Meta analysis of sustained virological response also showed an odds ratio and 95% confidence interval of greater than 1, indicating that the combination of ZADAXIN plus interferon was significantly superior to interferon alone.

     The three studies also showed there were no increased or new side effects or toxicities in the combination of ZADAXIN plus interferon group compared to patients treated with interferon alone.

     We expect ZADAXIN pivotal phase 3 hepatitis C trials to begin in the U.S. and Europe in 2000.

  Competition -- Hepatitis C

     There are two approved drug treatments for hepatitis C in the U.S. - interferon (available from several manufacturers) and interferon in combination with ribavirin, an antiviral drug. While interferon does not eliminate the virus from the body, it reduces viral load and protects the liver from damage. However, interferon is associated with debilitating "flu-like" side effects, including fever, chills, headaches, fatigue and weakness, as well as psychiatric side effects such as depression, and results in a durable, long-lasting response in only 10% to 15% of patients.

     Published clinical trial results indicate interferon plus ribavirin may benefit up to 40% to 65% of hepatitis C patients, particularly those who have relapsed following interferon therapy. However, this combination is only effective in up to 28% of patients infected with the difficult to treat hepatitis C genotype 1, the most common hepatitis C genotype. Unlike ZADAXIN, which does not add to interferon's side effects, ribavarin adds the risk of significant additional side effects when combined with interferon therapy. We believe that ZADAXIN may offer the same or better therapeutic benefit, especially in genotype 1 patients, which comprise over 70% of the hepatitis C patients in the U.S. and Europe, but without the risk of added side effects.

  Cancer

     Cancer is characterized by uncontrolled division of cells and can occur in almost any tissue or organ in the body. Cancerous cells can grow into a mass known as a tumor. If not destroyed, cancer cells can spread throughout the body. It is estimated that one in three Americans will be diagnosed with cancer at some point in their lives.

  ZADAXIN Immunotherapy for Cancer

     ZADAXIN immunotherapy has been examined as a treatment for several types of cancer. The rationale for such use is that ZADAXIN has shown significant efficacy in multiple animal cancer models where the improvement in survival appears to be related to improved immune function and in multiple pilot phase 2 clinical studies. Patients with some cancers have depressed cellular immunity, and progression of some cancers is related to an impaired immune system. This has been shown to be the case for malignant melanoma, hepatocellular carcinoma, and renal cell carcinoma. In some cases, immune modulation has shown promising results for treatment of human cancers. The results summarized below suggest that ZADAXIN may have usefulness in treating certain forms of cancer. We plan to conduct additional phase 2 clinical trials to confirm these results.

  Hepatocellular Carcinoma

     Hepatocellular carcinoma (HCC), liver cancer, is the most prevalent malignant disease in the world, killing up to 1.25 million persons per year. There is a strong correlation between HCC and hepatitis B. Recently, an association between HCC and hepatitis C also has been determined. Although HCC is a common malignancy in Africa and Asia, it accounts for approximately 4,000 to 6,000 cases per year in the U.S.

     When identified in its early stages HCC can be treated with surgical resection or liver transplantation, and some patients may be cured. However, sometimes the disease is not amenable to surgical treatment, either because of tumor size or because of poor liver function. In these situations the prognosis is dire.

     Other treatment approaches have been tried when surgery or liver transplantation are not feasible. Systemic chemotherapy results are at best dismal. Conversely, a large number of reports have provided encouraging perspectives for regional chemotherapy. Transcatheter arterial chemo-embolization (TACE) is a combination of regional chemotherapy and some form of hepatic artery occlusion. Consistently higher response rates have been reported for TACE when compared with systemic chemotherapy.

  ZADAXIN for Hepatocellular Carcinoma

     A pilot phase 2 study has been completed in Italy which examined the efficacy and safety of ZADAXIN plus TACE for treatment of HCC. Eleven patients had liver cirrhosis of class A or B according to Child's criteria, with tumors classified as Okuda stage I or II. One patient was classified as Child's class C and had an Okuda stage III tumor. The diagnosis of HCC was based on ultrasonography and histology. The patients were treated with ZADAXIN and TACE mixed with 40-60 mg of doxorubicin for 6 months. Results were compared to a matched historical control group treated with TACE alone.

     Patients treated with the combination of ZADAXIN plus TACE showed longer survival compared to the historical control group treated with TACE alone, that reached statistical significance 7 months after the end of treatment (82% vs. 41% survival; p<0.05, Kaplan-Meier and Mantel-Haenszel test). Patients receiving the ZADAXIN plus TACE demonstrated a significant increase in cytotoxic T cells
(CD8) and NK cells (CD16 and CD56) at 3 months and 1 month, respectively, after completion of treatment. The delayed after-treatment effect of ZADAXIN observed in this study is concordant with studies in hepatitis B where it is common to see patients respond to ZADAXIN during the follow-up period.

     The FDA recently granted Orphan Drug Status to ZADAXIN for the treatment of HCC.

     We expect to begin a U.S. phase 2 trial of ZADAXIN plus TACE for HCC in 2000.

  Malignant Melanoma

     Melanoma is the most dangerous and malignant of skin cancers and one of the most rapidly increasing types of cancer worldwide. Although melanoma accounts for only 5% of skin cancer cases, it is responsible for about 75% of all skin cancer deaths. Since 1973, the number of new melanomas diagnosed each year in the U.S. has doubled. According to the American Cancer Society, about 44,200 new melanomas were diagnosed in the U.S. in 1999. The standard treatment for primary melanoma tumors is surgical removal, and patient prognosis is not good unless the tumor is detected early.

  ZADAXIN for Malignant Melanoma

     Malignant melanoma is resistant to most forms of therapy, with response rates to dacarbazine (commonly referred to as DTIC), the most active single agent for the disease, of approximately 17-20%, and without impact on patient survival. The effects of ZADAXIN in combination with chemotherapy and cytokine therapy for treatment of malignant melanoma were examined in three trials in Italy with comparisons to historical controls. In one trial, ZADAXIN was used following DTIC therapy in combination with alpha interferon. In 26 treated patients evaluated by World Health Organization criteria there was an overall response rate of 50%, with a mean duration of response of 13.5 months. In another trial with the same combination treatment, 20 patients with Stage III or IV unresectable metastatic melanoma were treated with up to nine cycles of therapy. Ten patients responded to therapy for an overall response rate of 50%. Median survival time was 11.5 months with a median time to progression of 5.5 months. Importantly, 7 patients survived for more than two years and 2 patients were disease free after more than five years. In a third trial, ZADAXIN was administered following DTIC therapy in combination with IL-2, an immunomodulator. There were 42 evaluable patients that showed an overall response rate of 36%, with a median time to progression of 5.5 months and median survival of 11 months. Historical controls have shown response rates of about 27% with DTIC and alpha interferon and about 22% with DTIC and IL-2. Thus, the ZADAXIN treated patients showed greater overall response over these other regimens, namely DTIC with alpha interferon or IL-2 .

     We expect to begin a ZADAXIN phase 2 malignant melanoma trial in the U.S. and Australia in 2000.

CYSTIC FIBROSIS

     Cystic Fibrosis is the most common fatal genetic disease among Caucasians. Currently, there is no cure for the disease which affects approximately 70,000 children and young adults worldwide, including approximately 30,000 in the U.S. and 30,000 in Europe. In the U.S., 1,000 new cases are diagnosed each year, usually by the age of three. Tragically, 50% of cystic fibrosis patients may die by age 31. Cystic fibrosis patients suffer from chronic lung infections and sinusitis, as well as the inability to secrete enough digestive enzymes to properly digest food and absorb nutrients.

     Cystic fibrosis is caused by a mutated gene that produces an abnormal protein, the Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) protein. This basic defect in cystic fibrosis cells results in the faulty transport of chloride and sodium within epithelial cells (which line organs such as the lungs and pancreas). This faulty transport causes the body to produce abnormally thick, sticky mucus which clogs the lungs and leads to fatal infections. This mucus also obstructs the pancreas, preventing enzymes from reaching the intestines to digest food. Most cystic fibrosis patients die from lung disease. Cystic fibrosis also affects other areas of the body, including the sweat glands, liver, gallbladder and male reproductive organs.

     One in every 29 Americans, more than 10 million people, is an unknowing, symptomless carrier of the gene. A child must inherit two defective copies of the cystic fibrosis gene, one from each parent, to have cystic fibrosis. Each time two carriers conceive a child there is a 25% chance that the child will have cystic fibrosis, a 50% chance that the child will be a carrier, and a 25% chance that the child will be a non-carrier.

     Currently, there is no cure for cystic fibrosis. Approved cystic fibrosis treatments only address the symptoms of the disease and the underlying protein-associated defect causing cystic fibrosis in most patients -- impaired chloride ion transport and abnormal CFTR protein trafficking. The treatment of cystic fibrosis depends upon the stage of the disease and which organs are involved. One means of treatment, postural drainage (also called chest physical therapy), requires vigorous percussion (by using cupped hands) on the back and chest to dislodge the thick, sticky mucus from the lungs. Antibiotics are also used to treat lung infections and are administered intravenously, orally or in medicated vapors that are inhaled to open up clogged airways. In addition, mucolytic (mucus-thinning) drugs are used to thin the viscosity of the mucus. When cystic fibrosis affects the digestive system, the body cannot absorb enough nutrients. Therefore, people with cystic fibrosis may need to eat an enriched diet and take both replacement vitamins and enzymes. The annual average cost of care of a cystic fibrosis patient has been estimated by the Cystic Fibrosis Foundation to be approximately $50,000 per patient, including hospitalizations, chest physical therapy and medications.

CPX -- A PROMISING NEW PROTEIN-REPAIR THERAPY FOR CYSTIC FIBROSIS

     We are currently developing a promising new protein-repair therapy for the treatment of cystic fibrosis -- CPX. The use of CPX for cystic fibrosis was co-discovered by Dr. Harvey Pollard and Dr. Kenneth Jacobson at the U.S. National Institutes of Health (NIH). Laboratory testing was so promising that our clinical research is being supported in part by grants from the U.S. FDA and the Cystic Fibrosis Foundation.

     The FDA has granted Orphan Drug Status to CPX as a treatment for cystic fibrosis.

     CPX has demonstrated efficacy in human cells in NIH laboratory studies. We are now looking for ways to replicate this efficacy in cystic fibrosis patients. CPX is the only drug currently under clinical development that targets and corrects the effects of the underlying protein-associated defect that causes cystic fibrosis in more than 70% of patients. All other current therapies treat only the symptoms of the disease.

     Laboratory research at the NIH suggests that CPX repairs the defective CFTR protein and helps it do its job in the following two ways:

     - CPX binds to the defective CFTR protein and improves the ability of the CFTR protein to properly move through the epithelial cell, a process called trafficking, by binding with the defective CFTR protein and protecting it from being destroyed as it makes its way to the surface of the cell; and

     - CPX improves the working of the defective CFTR protein so that it successfully provides increased transport of chloride through the epithelial cells.

     CPX is currently in phase 2 development in the U.S. In the initial phase 2 study of CPX, the unique drug absorption characteristics of cystic fibrosis patients precluded achievement of sustained blood concentrations of CPX necessary to evaluate efficacy in this study. Our new formulation program is intended to address this drug absorption issue. Working closely with scientists and clinical investigators in the Cystic Fibrosis Foundation's Therapeutics Development Network, we plan to study a new formulation of CPX in additional U.S. phase 2 studies.

MARKETING AND SALES

     Assuming FDA approval of ZADAXIN and CPX, we plan to directly market the drugs in the U.S. potentially in collaboration with a pharmaceutical company. In Europe and Japan, our key future international markets, we plan to market ZADAXIN in collaboration with our exclusive corporate partners Sigma-Tau S.p.A ("Sigma-Tau") and Schering-Plough, K.K., respectively. Outside these territories we plan to market ZADAXIN on our own through our broad distribution network.

     In our ZADAXIN markets in Asia (excluding Japan), Latin America and the Middle East, we conduct medical education and clinical trial programs targeting the leading specialists (e.g. hepatologists, immunologists and oncologists) at the leading hospitals in each of our markets. Local importers/distributors assist us with regulatory submissions to the ministries of health and are responsible for the importation, inventory, physical distribution and invoicing of ZADAXIN. Our wholly-owned international subsidiary, SciClone Pharmaceuticals International Ltd. ("SPIL"), is based in Hong Kong and has international offices in Beijing, Hong Kong, Milan, Panama City, Shanghai, Singapore and Osaka. SPIL manages a distribution center in Hong Kong which is the source for all ZADAXIN re-exported to our non-U.S. markets, except Japan. We have established distribution arrangements with local pharmaceutical wholesale/distribution companies covering 46 countries outside of the U.S., Europe and Japan. In those markets where ZADAXIN is approved in Asia, Latin America and the Middle East, we have established or plan to establish in the near term ZADAXIN marketing programs. ZADAXIN sales in our currently approved markets and pending markets are and will be managed by SPIL employees.

MANUFACTURING

     We do not intend to acquire or establish our own dedicated manufacturing facilities for any of our products at this time. There are numerous facilities in compliance with FDA Good Manufacturing Practice, or the foreign equivalent of such standards, available for contract manufacturing. We have entered into exclusive contract manufacturing and supply agreements to produce ZADAXIN and CPX. These manufacturers are supplying the ZADAXIN and CPX required for our current and planned clinical trial activities, and have demonstrated, with respect to ZADAXIN, the capability to supply commercial quantities of the drug to fulfill our expected near term commercial requirements. We believe that, in the event of the termination of an agreement with any single supplier or manufacturer, we would likely be able to enter into arrangements with other suppliers or manufacturers on similar terms.

     We directly monitor production runs of our products and maintain our own quality assurance audit programs.

PATENTS AND PROPRIETARY RIGHTS

     We are either a patentee or exclusive licensee of composition of matter, process and use patents and pending applications related to thymosin alpha 1, the generic name of ZADAXIN, in the U.S. and abroad.

     We are the exclusive licensee of foreign patents directed to the thymosin alpha 1 composition of matter which are owned by F. Hoffmann-La Roche AG and the Board of Regents of the University of Texas System. We are a co-patentee of thymosin alpha 1 composition of matter patents in New Zealand and South Africa. Most of these foreign composition of matter patents have expired. However, we are a patentee of a number of composition of matter patents and applications directed to analogs and derivatives of thymosin alpha 1 and we are seeking numerous other proprietary rights for thymosin alpha 1. We are either a patentee or exclusive licensee and are directing prosecution of use and process patents related to the method of making and therapeutic uses of thymosin alpha 1.

     Our process patents are directed to methods of making thymosin alpha 1 and have issued in the U.S., a majority of European countries, Hong Kong, Canada, Japan, Korea and Taiwan.

     We are also a co-patentee of patents and pending applications covering numerous uses of thymosin alpha 1. Patents covering use of thymosin alpha 1 for treatment of hepatitis C have issued in the U.S. and a majority of European countries, Taiwan, Australia, Indonesia, Malaysia and South Africa. Patents for which we are a co-patentee have additionally issued in the U.S., South Africa and Taiwan covering the use of thymosin alpha 1 to treat autoimmune hepatitis; in Australia and South Africa for the use of thymosin alpha 1 in treating hepatitis C in non-responders to interferon treatment; and in the U.S. and New Zealand covering the use of thymosin alpha 1 to treat decompensated liver disease. Patents which we own have issued in the U.S., Japan, Taiwan, Malaysia and South Africa covering the use of thymosin alpha 1 to treat hepatitis B carriers with minimal disease. We are the exclusive licensee of patents which have issued in the U.S. and Australia which cover the use of thymosin alpha 1 to treat small cell and non-small cell lung cancer; in Japan covering the treatment of hepatitis B using thymosin alpha 1; in the U.S., Taiwan and South Africa covering the use of thymosin alpha 1 to treat septic shock; and in the U.S., Australia, the Philippines, Taiwan and South Africa covering the treatment of infertility in mammalian males using thymosin alpha 1. Numerous corresponding additional patent applications in other countries are pending for each of the above named indications.

     We are the exclusive licensee of an issued U.S. patent covering the use of CPX to treat cystic fibrosis, as well as an issued U.S. patent and pending foreign patent applications covering DAX and other CPX analogs and their use in treating cystic fibrosis.

     We are the exclusive licensee of an issued U.S. patent covering the composition of matter of SCV-07 and related compounds, as well as similar pending foreign patent applications.

     In addition to patent protection, we intend to use other means to protect our portfolio of proprietary rights. Certain marketing exclusivity periods may be available under regulatory provisions in certain countries including the U.S., European Union countries and Japan, which benefits the holder of the first marketing approval for new chemical entities or their equivalents for a given indication and we are pursuing such rights. Orphan drug protection has been or will be sought where available, granting additional market exclusivity. We hold an orphan drug product designation for thymosin alpha 1 for hepatocellular carcinoma, hepatitis B and DiGeorge Anomaly in the U.S. Recognition and protection of trademarks for thymosin alpha 1 is being accomplished through worldwide filing of trademark applications for ZADAXIN and other trademarks which appear on the commercial packaging of the product and are used in promotional literature. Copyrights for the commercial packaging may provide us with means to take advantage of procedures available in certain countries to exclude counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. We have also implemented anti-counterfeiting measures on commercial packaging and plans to register the packaging with customs departments in countries where such procedures exist.

     We are pursuing similar types of protection for CPX, where applicable. We hold an orphan drug product designation for CPX to treat cystic fibrosis in the U.S.

     We also rely upon trade secrets, which we seek to protect, in part, by entering into confidentiality agreements with our employees, consultants, corporate partners, suppliers and licensees.

SPONSORED RESEARCH AND DEVELOPMENT

     For the years ended December 31, 1999, 1998 and 1997, we expended $4,604,000, $9,293,000 and $8,642,000, respectively, in our sponsored research and development activities.

COMPETITION

     Competition in the discovery and development of methods for treating cancer, infectious diseases and cystic fibrosis is intense and we expect that the competition will increase. Our competitors include major pharmaceutical companies, biotechnology firms and universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of products in the therapeutic areas we are pursuing, particularly cancer, hepatitis B, hepatitis C and HIV. In certain instances, our competitors are currently marketing drugs for cancer, hepatitis B, hepatitis C and HIV or have products in late-stage clinical trials.

     Many of our competitors have substantially greater financial, technical, clinical testing, manufacturing, marketing, regulatory compliance and human resource capabilities. Additional mergers and acquisitions in the pharmaceutical industry may result in ever more resources being concentrated with our competitors. Principal competitive factors in the pharmaceutical field include efficacy, safety, and therapeutic regimen. Where comparable products are marketed by other companies price is also a competitive factor.

     In the area of immunotherapy, we anticipate that our competition for ZADAXIN may be reduced by the fact that ZADAXIN administered in combination with numerous antiviral and anti-cancer agents is expected to be complementary rather than competitive to such agents in enhancing the immune system. We expect continuing advancements in and increasing awareness of the use of immunotherapy to fight cancer and infectious diseases may create new competitors as well as numerous new opportunities for expanded use of ZADAXIN worldwide.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the manufacturing of products for the Company and the marketing of products by the Company, as well as in ongoing research and development activities and in preclinical and clinical trials and testing related to our products. If our products are manufactured, tested or sold in the U.S., they will be regulated in accordance with the Federal Food, Drug, and Cosmetic Act ("FD&C Act") and the U.S. Public Health Service Act. The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an IND, which must become effective before human clinical trials may commence, (iii) adequate well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, (iv) submission to the FDA of a New Drug Application ("NDA") with respect to drugs, or Biologics License Application ("BLA") for biological products and (v) FDA approval of the NDA prior to any commercial marketing, sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current U.S. Good Manufacturing Practices ("cGMP").

     The steps required before a new drug or biological product may be distributed commercially in the U.S. generally include:

     - conducting appropriate preclinical laboratory evaluations of the product's chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product;

     - submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an Investigational New Drug Application ("IND");

     - making the IND effective after the resolution of any safety or regulatory concerns of FDA;

     - obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

     - conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

      - Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

      - Phase II: The drug is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage, and to collect initial efficacy data; and

      - Phase III: The drug is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study;

     - submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug to the FDA in a NDA or BLA; and

     - obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug product.

     In approving an NDA or BLA, the FDA may require further post-marketing studies, referred to as phase 4 studies. When used in this Report in connection with trials and filings in other countries, terms such as "phase 1," "phase 2," "phase 3," "phase 4," "new drug application" and "marketing application" refer to what we believe are comparable trials and filings in such other countries.

     Congress recently amended the FD&C Act to facilitate and expedite the development and review of drugs and biological products intended for treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions. These provisions, which combine existing

FDA expedited approval and accelerated approval procedures, set forth a new procedure for designation of a drug as a "fast track product." Concurrent with or after an IND is filed, the sponsor may request designation as a fast track product, and the FDA will respond within 60 calendar days.

     If designated fast track, the FDA must take such actions as are appropriate to facilitate the development and expedite review of applications for these products. Another advantage of fast track designation is that sponsors may submit, and the FDA may commence review of, portions of an application before the complete application is submitted, provided that a schedule for submission of the completed application is provided. Sponsors of fast track products also may seek and obtain FDA approval based upon a determination that the product has an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Products approved on such basis are subject to rigorous postmarket compliance requirements. For example, the sponsor may be required to conduct post-approval studies to validate or confirm the endpoint and/or may be required to submit copies of all promotional materials 30 days prior to their dissemination. The FDA may withdraw approval of fast track products if, for example, the sponsor fails to conduct required post-approval studies or disseminates false or misleading promotional materials.

     Even after initial FDA approval has been obtained, further studies, including post-marketing studies, may be required to provide additional data on the product's risks, benefits, and optimal use, and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in manufacturing facility, an NDA or BLA supplement may be required to be submitted to the FDA. Pursuant to recent amendments to the FD&C Act, major manufacturing changes, defined as changes that have substantial potential to have an adverse effect on the identity, strength, quality, purity, or potency of a product as they may relate to the safety an effectiveness of the product, require the submission of a supplement and approval by FDA prior to distribution of the product made using the change. Moderate changes are defined as having moderate potential to have an adverse effect on the identity, strength, quality, purity, or potency of the product as they may relate to the safety or effectiveness. Some moderate changes, such as a move to a different manufacturing site for the manufacture or processing of any drug product, in-process material, or drug substance, require submission of a supplement to FDA at least 30 days before the distribution of the product made using the change. Other moderate changes, such as a move to a different manufacturing site for the manufacture or processing of the final intermediate, may occur when FDA receives the supplement. Minor changes, defined as having minimal potential to have an adverse effect on the identity, strength, quality, purity, or potency of the product as they may relate to the safety or effectiveness, must be described in the next required Annual Report to FDA by the manufacturer.

     The orphan drug provisions of the FD&C Act provide incentives to drug and biologics manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S., where the sponsor does not realistically anticipate its product becoming profitable. Under these provisions, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same use. We have been granted orphan designation by the FDA for CPX for cystic fibrosis, and for ZADAXIN for chronic active hepatitis B, DiGeorge Anomaly and hepatocellular carcinoma. In prior years, legislation was introduced in the U.S. Congress that would restrict the duration of the marketing exclusivity of an orphan drug. There can be no assurances that this type of legislation will not be reintroduced and passed into law, or that the benefits of the existing statute will remain in effect.

     Under the Drug Price Competition and Patent Term Restoration Act of 1984 ("DPCPTRA"), a sponsor may be granted marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or new clinical studies were used to support the marketing application. This marketing exclusivity would prevent a third party from obtaining FDA approval for a similar or identical drug through an Abbreviated New Drug Application ("ANDA"), which is the application form typically used by manufacturers seeking approval of a generic drug, or 505(b)(2) application. The statute also allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval with the maximum patent extension term being five years. Once a drug is granted some form of marketing exclusivity, the recently enacted FDA Modernization Act provides an additional six months of marketing exclusivity for certain pediatric research conducted at the written request of the FDA.

     We may seek the benefits of orphan, DPCPTRA, or fast track provisions, but there can be no assurance that we will be able to obtain any such benefits.

     We are subject to foreign regulations governing human clinical trials and pharmaceutical sales. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries is required prior to the commencement of marketing of our products in those countries. The approval process varies from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In general, foreign countries use one of three forms of regulatory approval process. In one form, local clinical trials must be undertaken and the data must be compiled and submitted for review and approval. In Japan, for example, the process is time-consuming and costly because clinical trials and preclinical studies must be conducted in Japan. A second form of approval process requires clinical trial submissions, but permits use of foreign clinical trials and typically also requires some form of local trial as well. A third form of approval process does not require local clinical trials, but rather contemplates submission of an application including proof of approval by countries that have clinical trial review procedures. Thus, a prior approval in one or more of the U.S., Japan, most European Union countries or Australia, among others, is often sufficient for approval in countries using this third form of approval process.

     In addition to required foreign approvals, the FDA regulates the export of drugs or bulk pharmaceuticals from the U.S. In general, a drug that has been approved for commercial sale in the U.S. may be exported for commercial sale. In 1996, export reform legislation was passed in the U.S. that provides that an unapproved drug may be exported to a "listed country" for investigational purposes without FDA authorization if exported in accordance with laws of the foreign country, and in accordance with the export requirements. The listed countries include Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, and countries in the European Union and the European Economic Area. Export of drugs to an unlisted country for clinical trial purposes continues to require FDA approval. We have obtained, where necessary, FDA approval for all exports of ZADAXIN from the U.S. to date for clinical trial purposes, and will seek to obtain FDA approval, where necessary, for any future shipments from the U.S. to any unlisted country. The export reform legislation further provides that an unapproved drug can be exported to any country for commercial purposes without prior FDA approval, provided that the drug: (i) complies with the laws of that country; and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." Export of drugs not approved in the U.S. that do not have marketing authorization in a listed country continue to require FDA export approval.

     Pursuant to the Prescription Drug User Fee Act of 1992, drug and biologics manufacturers generally are required to pay three types of user fees: (1) a one-time application fee for approval of an NDA or BLA; (2) an annual product fee imposed on prescription drugs and biologics after FDA approval; and (3) an annual establishment fee imposed on facilities used to manufacture prescription drugs and biologics. The fee rates for 2000 are: (1) $285,470 one-time fee for an application requiring clinical data, or $142,870 fee for an application not requiring clinical data; (2) $14,971 annual establishment fee; and (3) $19,959 annual product fee. These fee amounts are likely to increase in the future. Fee waivers or reductions are available in certain instances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless such drug also includes a non-orphan indication.

     Among the conditions for NDA or BLA approval in the U.S. is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

     We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with research work and preclinical and clinical trials and testing. The extent of government regulation that might result from future legislation or administrative action in these areas cannot be accurately predicted.

     As the preceding discussion indicates, the research, preclinical development, clinical development, manufacturing, marketing and sales of pharmaceuticals, including ZADAXIN and CPX, are subject to extensive regulation by governmental authorities. Products we develop cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy, uncertain and requires the expenditure of substantial resources. For example, in some countries where we contemplate marketing ZADAXIN, the regulatory approval process for drugs not previously approved in countries that have established clinical trial review procedures is uncertain and this uncertainty may result in delays in granting regulatory approvals. In addition, in certain countries such as Japan, the process for obtaining regulatory approval is time consuming and costly. We are currently pursuing regulatory approvals of ZADAXIN in a number of countries, and of CPX in the U.S., but there can be no assurance that we will ultimately obtain approvals in such countries in a timely and cost-effective manner or at all. Failure to comply with applicable U.S. or foreign regulatory requirements can, among other things, result in Warning Letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, total or partial suspension of production, civil penalties, and criminal prosecutions. Further, additional government regulation may be established or imposed by legislation or otherwise, which could prevent or delay regulatory approval of ZADAXIN, CPX or any of our future products. Adverse events related to our products in any of our existing or future markets could cause regulatory authorities to withdraw market approval for such products, if any, or prevent us from receiving market approval in the future.

THIRD PARTY REIMBURSEMENT

     Our ability to successfully commercialize its products may depend in part on the extent to which coverage and reimbursement for such products will be available from government health care programs, private health insurers and other third party payors or organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products and there can be no assurance that third party insurance coverage and reimbursement will be available for therapeutic products we might develop. In many of the foreign countries in which we intend to market ZADAXIN, reimbursement of ZADAXIN under government or private health insurance programs will not be available. In the U.S., health care reform is an area of increasing national attention and a priority of many governmental officials. Recent legislation, for example, imposes limitations on the amount of reimbursement available for specific drug products under some governmental health care programs. There can be no assurance that future additional limitations will not be imposed in the future on drug coverage and reimbursement.

EMPLOYEES

     As of December 31, 1999, we had 46 employees, 16 in the U.S., and 30 in foreign offices. We consider our relations with our employees to be satisfactory. We expect to hire other experienced professionals in 2000 to, among other things, address expanded clinical, manufacturing and marketing activities.

     In addition to our employees, we have direct access to the activities of approximately 54 employees of our overseas distributors. We also have engaged the services of numerous experienced consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and ZADAXIN commercialization activities. We plan to leverage our key personnel by continuing to make extensive use of contract laboratories, development consultants and collaborations with pharmaceutical companies to develop and market our products.

RECENT DEVELOPMENTS

     In March 2000, Sigma-Tau acquired exclusive development and marketing rights to ZADAXIN in the European Union. We retain all rights to ZADAXIN in the U.S. Under the agreement, Sigma-Tau will fund the pan-European pivotal phase 3 hepatitis C trial of ZADAXIN and also fund more than one third of our clinical expenses for a complementary pivotal phase 3 hepatitis C trial in the U.S. Both the U.S. and European ZADAXIN pivotal phase 3 hepatitis C trials are planned to start in 2000.

ITEM 2. PROPERTIES

     We currently lease approximately 7,500 square feet of office space at our headquarters in San Mateo, California and limited office space for marketing purposes in Beijing, Hong Kong, Milan, Panama City, Shanghai, Singapore and Osaka. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Our Common Stock trades on The Nasdaq National Market under the symbol "SCLN."

     The following table sets forth the high and low sale prices per share for the quarterly periods indicated, as reported by The Nasdaq National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily reflect actual transactions.

                                                               PRICE RANGE
                                                               COMMON STOCK
                                                              --------------
                                                              HIGH      LOW
                                                              -----    -----
1999
  4th quarter...............................................  $7.38    $1.56
  3rd quarter...............................................   2.50     1.19
  2nd quarter...............................................   1.94     1.25
  1st quarter...............................................   2.50     1.00
1998
  4th quarter...............................................  $2.00    $0.94
  3rd quarter...............................................   3.94     1.69
  2nd quarter...............................................   5.13     3.13
  1st quarter...............................................   4.69     1.78

     Through December 31, 1998, all but 58,356 of the 661,157 shares of Series C preferred stock issued in a 1998 private placement were converted into a total of 3,168,404 shares of common stock. In January 1999, 46,922 of the remaining 58,356 shares of Series C preferred stock were converted into 299,483 shares of common stock and 11,434 of such remaining shares of Series C preferred stock were redeemed at a conversion price of approximately $0.95 per common share. As a result, there are no outstanding shares of Series C preferred stock.

     In April 1999, we completed a $1,000,000 private placement of 445,000 shares of restricted common stock to the Sigma-Tau Group, one of the leading pharmaceutical companies in Southern Europe. The Sigma-Tau Group may not sell the shares until April 12, 2001. In addition, the Sigma-Tau Group was not granted any registration rights covering resale of the shares.

     On July 2, 1999, we completed a $2,000,000 (before deducting expenses) private placement to strategic institutional and accredited investors. The offering consisted of units of 1,370,145 shares of common stock and redeemable warrants to purchase 1,370,145 shares of common stock. Each unit was priced at $1.46 and consisted of one share of common stock and one five-year redeemable warrant to purchase one share of common stock at an exercise price of $1.33 per share. In addition, we issued to our placement agents an aggregate of 183,179 five-year redeemable warrants to purchase 183,179 shares of common stock at an exercise price of $1.66 per share.

     On July 21, 1999, we completed a $4,000,000 (before deducting expenses) private placement to strategic institutional investors led by Brown Simpson Asset Management and The New York Life Insurance Company. The offering consisted of units of 2,515,934 shares of common stock and redeemable warrants to purchase 2,515,934 shares of common stock. Each unit was priced at $1.59 and consisted of one share of common stock and one five-year redeemable warrant to purchase one share of common stock at an exercise price of $1.72 per share. In addition, we issued to our placement agents an aggregate of 345,932 five-year redeemable warrants to purchase 345,932 shares of common stock at an exercise price of $1.83 per share.

     As of March 23, 2000, 3,586,842 of the redeemable warrants from the two July 1999 private placements had been exercised for aggregate proceeds to us of approximately $5,848,000. We expect 746,225 of the remaining

828,348 redeemable warrants from these private placements to be exercised on or before April 7, 2000 for additional aggregate proceeds to us of approximately $1,070,000.

     As of March 23, 2000, there were approximately 327 holders of record and approximately 13,659 beneficial holders of our Common Stock.

     We have not paid any dividends on our Common Stock and currently intend to retain any future earnings for use in our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                 1999           1998           1997           1996           1995
                              -----------   ------------   ------------   ------------   ------------
STATEMENTS OF OPERATIONS
  DATA:
Product sales...............    9,091,000   $  3,625,000   $  2,223,000   $    703,000   $    273,000
Contract revenue............      307,000        100,000             --             --             --
                              ===========   ============   ============   ============   ============
Total revenue...............    9,398,000      3,725,000      2,223,000        703,000        273,000
                              -----------   ------------   ------------   ------------   ------------
Cost of product sales.......    1,761,000      1,036,000        990,000        740,000        737,000
                              -----------   ------------   ------------   ------------   ------------
Gross margin................    7,637,000      2,689,000      1,233,000        (37,000)      (464,000)
                              -----------   ------------   ------------   ------------   ------------
Operating expenses:
  Research and
     development............    4,604,000      9,293,000      8,642,000      9,904,000     10,386,000
  Marketing.................    5,911,000      5,391,000      4,145,000      4,240,000      4,323,000
  General and
     administrative.........    2,978,000      3,714,000      3,662,000      3,183,000      2,904,000
                              -----------   ------------   ------------   ------------   ------------
Total operating expenses....   13,493,000     18,398,000     16,449,000     17,327,000     17,613,000
                              -----------   ------------   ------------   ------------   ------------
Loss from operations........   (5,856,000)   (15,709,000)   (15,216,000)   (17,364,000)   (18,077,000)
Writedown of note receivable
  from former officer.......           --     (5,944,000)            --             --             --
Interest and investment
  income, net...............      389,000        582,000      1,219,000      2,618,000      3,302,000
                              -----------   ------------   ------------   ------------   ------------
Net loss....................  $(5,467,000)  $(21,071,000)  $(13,997,000)  $(14,746,000)  $(14,775,000)
Deemed dividend on issuance
  of preferred stock........           --     (3,143,000)            --             --             --
                              -----------   ------------   ------------   ------------   ------------
Net loss attributable to
  common stockholders.......  $(5,467,000)  $(24,214,000)  $(13,997,000)  $(14,746,000)  $(14,775,000)
                              ===========   ============   ============   ============   ============
Basic net loss per share....  $     (0.26)  $      (1.48)  $      (0.85)  $      (0.85)  $      (0.88)
                              ===========   ============   ============   ============   ============
Weighted average shares used
  in computing basic and
  diluted net loss per
  share.....................   21,162,936     16,335,096     16,472,765     17,421,312     16,882,000
                              ===========   ============   ============   ============   ============
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments...............  $ 3,621,000   $  5,410,000   $ 12,901,000   $ 35,106,000   $ 47,390,000
Working capital.............    7,091,000      3,845,000      7,416,000      9,224,000     19,283,000
Total assets................   13,124,000     11,727,000     19,196,000     42,728,000     54,151,000
Redeemable preferred
  stock.....................           --        848,000             --             --             --
Total shareholders'
  equity....................    9,301,000      6,428,000     15,724,000     37,466,000     49,555,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the "Selected Consolidated Financial Data" and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

OVERVIEW

     During the periods encompassed by this Annual Report on Form 10-K we have devoted substantially all of our resources to our ZADAXIN and CPX product development programs and our ZADAXIN commercialization activities. We conduct our research and product development efforts through a combination of internal and collaborative programs. In addition to internal management and staff, we rely upon arrangements with universities, other clinical research sites and contract research organizations for a significant portion of our product development efforts. Oversight of all external and collaborative programs is conducted by our executive officers and other staff from our headquarters located in San Mateo, California.

     From commencement of operations through December 31, 1999, the Company has incurred a cumulative net loss of approximately $115 million. We expect our sales, gross margin and operating expenses to increase over the next several years as we expand our sales, research and development, clinical testing and marketing capabilities. Our ability to achieve and sustain operating profitability is primarily dependent on obtaining additional financing to support our operations and long-term product development and commercialization programs, the initiation and continuation of new clinical trials, maintaining our ZADAXIN corporate partnering arrangements in Europe and Japan, increasing ZADAXIN sales in approved markets, securing regulatory approvals for ZADAXIN in additional countries, particularly in the U.S., Europe and Japan, and successfully launching ZADAXIN, if approved, in such countries. In addition, other factors may also impact our ability to achieve and sustain operating profitability such as spending associated with successful development of CPX, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate.

     Our operating results may fluctuate from quarter to quarter and such fluctuations may be substantial as a result of, among other factors, market acceptance of ZADAXIN, the number, timing, costs and results of preclinical and clinical trials of our products, the regulatory approval process, the timing of FDA or international regulatory approvals, the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements. Setbacks in the launch, sale or distribution of ZADAXIN, preclinical or clinical development of our products the regulatory approval process or relationships with collaborative partners, and any shortfalls in revenue or earnings from levels expected by securities analysts, among other developments, have in the past had, and could in the future have, an immediate and significant adverse effect on the trading price of our common stock in any given period.

RESULTS OF OPERATIONS

     Product sales were $9,091,000, $3,625,000, and $2,223,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In 1997, sales were relatively flat through the quarters as the four geographic regions of the People's Republic of China, northern, central, southern and Guangzhou area, were established. In 1998 and 1999, both unit and U.S. dollar sales grew at an average of 25% and 24%, respectively, quarter to quarter as the awareness and use of ZADAXIN expanded. Currently, we have received approval to market ZADAXIN in 19 countries. The People's Republic of China, currently ZADAXIN's largest market, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. In 1997, we sold to one principal importer/agent who then resold to four distributors inside the People's Republic of China. Reflecting the expansion and stability of our sales to the People's Republic of China in 1998, we began working extensively with a second importing agent in addition to the agent used in 1997. This enabled the expansion of sales to the four distributors. For the year ended December 31, 1999, four distributors in China accounted for 87% of our product sales. In addition, we have filed for approval to market ZADAXIN in 18 additional countries and anticipate additional filings in other countries. We expect ZADAXIN sales to increase both in our existing approved markets and in new markets once regulatory approvals are secured. The level of such sales increase is dependent upon increased ZADAXIN market penetration in our existing approved markets, additional ZADAXIN marketing approvals and the successful launch of ZADAXIN in new markets. Although we remain optimistic regarding the prospects of ZADAXIN, there can be no assurance that we will ever achieve significant levels of sales or that we will receive additional ZADAXIN market approvals.

     Cost of product sales was $1,761,000, $1,036,000 and $990,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase was attributable to increased ZADAXIN sales. We expect cost of product sales to vary from quarter to quarter, depending upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

     Gross margin was $7,637,000, $2,689,000 and $1,233,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Gross profit margin increased from 55% in 1997 to 71% in 1998 and 81% in 1999 due to increased unit sales of ZADAXIN with associated economies of scale, in addition to cost improvement and cost reduction programs.

     Research and development expenses were $4,604,000, $9,293,000 and $8,642,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in 1999 over 1998 was primarily attributable to decreased clinical trial expenses, decreased license fees expense associated with acquisition of rights to ZADAXIN, and decreased consulting fees, partially offset by increased payroll expenses related to our restructuring program. For the year ended December 31, 1998, the increase in research and development expenses as compared to 1997 was due to increased clinical trial expenses. Additional pilot clinical studies to expand the use of ZADAXIN in overseas markets were started in 1998. Clinical trial expenses in 1998 also increased due to clinical trial expenses in Japan, and additional clinical trial expenses for the clinical development of CPX. The initiation and continuation of these programs and additional programs by us has had and will continue to have a significant effect on our research and development expenses and will require us to seek additional capital resources. In general, we expect product research and development expenses to increase over the next several years and to vary quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Marketing expenses were $5,911,000, $5,391,000 and $4,145,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in 1999 over 1998 related to increased payroll expenses and expenses for advertising and conferences associated with the expansion in our existing ZADAXIN markets partially offset by decreased travel expenses. The increase in 1998 over 1997 reflected the increases in activities related to expanding distribution and marketing efforts around the world in addition to increased professional services related to the 1998 sales increase. We expect marketing expenses to increase significantly in the next several quarters and years as we expand our commercialization and marketing efforts and pursue additional strategic collaborations.

     General and administrative expenses were $2,978,000, $3,714,000 and $3,662,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in 1999 as compared to 1998 was attributable to decreased payroll and investor and public relations expenses partially offset by increased amortization expense in relation to its intangible product rights acquired in 1998. In the near term, we expect general and administrative expenses to vary quarter to quarter as we augment our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     On July 23, 1997, we loaned to Thomas E. Moore, our former Chairman and Chief Executive Officer, $5,944,000 in exchange for a promise to repay the loan on demand and the pledge of 1,882,500 shares of SciClone Common Stock owned by Mr. Moore as collateral for such loan. During 1998 it was determined that the value of the collateral underlying the loan made to Mr. Moore was more than temporarily impaired and that a writedown of the book value of the note would be required. Upon further investigation relative to the collectibility of the demand note, and repeated attempts to obtain full repayment of the note receivable it was determined that repayment of the $5,944,000 loan, plus accumulated interest of approximately $689,000, was in substantial doubt. As a result of this determination we elected to cancel the 1,882,500 shares of SciClone common stock held as collateral and write off the entire remaining book value in a non-cash charge to earnings in the fourth quarter of 1998. As of March 23, 2000, such shares would have had a market value of approximately $28,708,000. Under a new agreement in 1999, Mr. Moore received credit against his total indebtedness of approximately $6,633,000 equal to the value at that date of his 1,882,500 shares of SciClone common stock. After calculating and applying the appropriate credit of $3,142,000, Mr. Moore agreed to pay the balance of the remaining debt, $3,615,000, in five installments according to a schedule beginning on October 1, 1999 at $20,000 and increasing by a factor of 4 each six month anniversary thereafter with final payment due no later than October 1, 2001. The first $20,000 payment was paid in October 1999. See "Note
8 -- Shareholder's Equity of Notes to Consolidated Financials."

     A non-cash charge to earnings was recorded in April 1998 for $3,143,000 representing a deemed dividend associated with the issuance of the Series C preferred stock.

     Net interest and investment income was approximately $389,000, $582,000, and $1,219,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in 1999 as compared to 1998 and in 1998 as compared to 1997 resulted from lower average invested cash balances. We recognized other income of approximately $242,000, based on the net value of an asset available for sale at approximately $1,184,000 less current liability at approximately $942,000, related to the foreclosure on the loans. (See "Note 1" -- "Assets Available for Sale").

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999 and 1998, we had $3,621,000 and $5,410,000,
respectively, in cash, cash equivalents and marketable securities. The marketable securities consist primarily of highly liquid short-term and long-term investments.

     Net cash used by us in operating activities amounted to $8,909,000, $13,353,000, and $14,056,000, for the years ended December 31, 1999, 1998, and
1997, respectively. Net cash used in operating activities for the year ended December 31, 1999 was greater than the net loss due to increases in accounts receivable and decreases in amounts owed to third parties for clinical trials. These amounts were partially offset by non-cash charges associated with depreciation and amortization, and decreases in prepayments of certain future expenses and inventory. Net cash used in operating activities for the year ended December 31, 1998 was less than the net loss primarily due to increases in clinical trial expense accruals primarily for Japan, inventory decreases, and impairment of a note receivable from a former officer. These amounts were partially offset by increases in prepaid expense primarily for product marketing rights acquired for the U.S. and Europe. Net cash used in operating activities for the year ended December 31, 1997 was greater than our net loss for such period primarily due to increases in accounts receivable associated with sales from our launch of ZADAXIN in its approved markets and increases in payments to third parties for goods and services and to employees for compensation and benefits. These amounts were partially offset by non-cash charges associated with depreciation and amortization, decreases in prepayments of certain future expenses, and increases in amounts owed to third parties for clinical trials.

     Net cash provided by investing activities for the year ended December 31, 1999 primarily related to the net sale of $120,000 in marketable securities offset by the net purchase and disposal of approximately $42,000 in equipment and furniture. Net cash provided by investing activities for the year ended December 31, 1998 primarily related to the net sale of $7,388,000 in marketable securities offset by the purchase of approximately $99,000 in equipment and furniture. Net cash provided by investing activities for the year ended December 31, 1997 primarily related to the net sale of $21,335,000 in marketable securities offset by the purchase of approximately $404,000 in equipment and furniture

     Net cash provided by financing activities for the year ended December 31, 1999 consisted of $7,169,000 in proceeds, approximately $5,430,000 of which related to the issuance of common stock and redeemable warrants to institutional and accredited investors in two private placements, payment in full of $235,000 on a note receivable from our President and Chief Executive Officer, and approximately $1,581,000 related to the issuance of common stock under our employee stock purchase plan, exercise of warrants and issuance of restricted common stock to Sigma-Tau, our ZADAXIN development and marketing partner in Europe. Net cash provided by financing activities for the year ended December 31, 1998 consisted of $6,342,000 in proceeds, approximately $3,931,000 of which related to our sale and issuance of 661,157 shares of Series C preferred stock, approximately $529,000 of which related to the issuance of common stock and approximately $1,882,000 of which related to the payment on notes receivable from former and current officers. Net cash used in financing activities for the year ended December 31, 1997 consisted of $4,267,000 related to our repurchase of our common stock under our approved stock repurchase plan and the amounts loaned to Mr. Moore referred to above of $5,944,000 offset by $2,313,000 in proceeds received from the issuance of common stock by the exercise of outstanding warrants and from the issuance of common stock under our stock option plan and employee stock purchase plan.

     In July 1999, we completed two private placements of common stock and redeemable common stock warrants to institutional and accredited investors, which resulted in aggregate net proceeds of approximately $5,430,000. 280,000 warrants exercised resulted in gross proceeds of approximately $377,000 in 1999. In January 2000, we completed a private placement of common stock and redeemable common stock warrants to an institutional investor which resulted in aggregate net proceeds of approximately $6,100,000, excluding gross proceeds of $5,600,000 which will be received if the warrants issued in connection with such private placements are fully exercised. In March 2000, we completed a $3,100,000 private placement to Sigma-Tau consisting of 198,072 shares of restricted common stock and 400,000 common stock warrants, which, if fully exercised, will result in additional gross proceeds of $9,400,000. As of March 22, 2000, 3,650,336 warrants exercised resulted in aggregate gross proceeds of approximately $7,100,000. Our capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. Assuming ZADAXIN product sales continue to increase quarter to quarter at growth rates similar to what we have achieved over the past eight quarters, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations. The initiation and continuation of U.S. clinical development programs could, however, require additional funding either from a collaborative partner or through equity or debt financing. The timing and sustainability of our operating profitability and capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly in the U.S., the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. In the event we need to raise additional financing, the unavailability or the timing of financing could prevent or delay our long-term product development and commercialization programs. Without additional financing, or sales growth beyond management's expectations, or a combination thereof, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations for at least the next twelve months.

INCOME TAXES

     At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $47,700,000 which expire in the years 2006 through 2019. The difference between the cumulative losses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by the Company's foreign subsidiaries. At December 31, 1999, the Company has federal tax credit carryforwards of approximately $2,100,000 which expire in the years 2009 through 2019.

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

IMPACT OF THE YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believed those systems successfully responded to the Year 2000 date change. We expensed approximately $10,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin no. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarizes certain areas of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently evaluating the impact of SAB 101 on our results of operations and financial position.

RISK FACTORS

     In evaluating our company and its business and prospects, you should carefully consider the risk factors discussed below in addition to the other information contained in this report.

WE HAVE NOT ACHIEVED OPERATING PROFITABILITY AND EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM. IF WE DO NOT CONTINUE TO INCREASE OUR ZADAXIN SALES, WE MAY NOT ACHIEVE OPERATING PROFITABILITY WHICH MAY PREVENT OR DELAY OUR LONG-TERM PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS

     We began to generate revenues from ZADAXIN in December 1996. Future ZADAXIN sales are uncertain. Our other drug under clinical development, CPX, targets the underlying cause of cystic fibrosis, a disease caused by genetic defects. Marketing approvals for CPX and additional marketing approvals for ZADAXIN, particularly in the U.S., Europe and Japan, are uncertain. We have experienced significant operating losses since our inception and have a substantial accumulated deficit. Furthermore, we expect our operating expenses to increase over the next several years as we expand our development, testing and marketing capabilities. Our ability to achieve and sustain operating profitability depends in large part on whether we:

     - increase ZADAXIN sales in existing markets;

     - launch ZADAXIN in newly-approved markets;

     - commence and continue clinical programs for, and obtain additional regulatory approvals for, ZADAXIN, CPX, SCV-07, DAX and/or future products, particularly in the U.S., Europe and Japan;

     - are able to maintain our partnering arrangements for development and marketing of ZADAXIN in Europe and Japan; and

     - enter into other agreements for product development and commercialization of our products in the U.S.

If we do not achieve operating profitability as anticipated we may have to delay or curtail our long-term product development and commercialization efforts.

IF WE EXPERIENCE DIFFICULTIES IN OUR FOREIGN SALES AND OPERATIONS, OUR FINANCIAL CONDITION WOULD SUFFER

     Our financial condition in the near term is highly dependent on ZADAXIN sales in foreign jurisdictions. The majority of our current ZADAXIN sales are to customers in the People's Republic of China. However, ZADAXIN sales in the People's Republic of China may be limited due to its low average income and poorly developed infrastructure. In addition, our ZADAXIN sales and operations in Asia, Latin America and the Middle East are subject to inherent risks, including:

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

     - currency fluctuations; and

     - potential adverse tax consequences.

We currently do not have any product sales in the U.S. with which to offset any decrease in revenue from ZADAXIN sales in Asia, Latin America and the Middle East. In addition, some countries in these territories regulate pharmaceutical prices. This regulation may reduce prices for ZADAXIN significantly below those that would prevail in a free market.

IF WE FAIL TO OBTAIN ADDITIONAL REGULATORY APPROVALS OR MARKET ACCEPTANCE FOR ZADAXIN OR IF WE FAIL TO OBTAIN REGULATORY APPROVAL FOR CPX, OUR POTENTIAL FUTURE REVENUE WOULD BE LIMITED

     Our principal late-stage clinical development efforts currently focus on ZADAXIN and CPX. We need favorable results from additional clinical trials of ZADAXIN to get regulatory approval in the U.S., Europe and Japan. ZADAXIN has been approved for commercial sale in 19 countries, principally as a treatment for hepatitis B, hepatitis C and as a vaccine adjuvant. However, we may not be able to obtain approvals for ZADAXIN in the U.S., Europe and Japan or other countries or for the treatment of hepatitis, HIV and other medical conditions, such as cancer.

     Future sales of ZADAXIN will depend on market acceptance and successful distribution in additional countries. In many of our ZADAXIN markets, particularly the People's Republic of China, low average per capita income and poorly developed distribution infrastructure may make it difficult to successfully commercialize ZADAXIN. Because we currently rely on ZADAXIN sales as our primary source of revenue, our failure to demonstrate ZADAXIN's safety and efficacy in future clinical trials, obtain additional marketing approvals or successfully commercialize ZADAXIN would adversely affect our future revenue and operating results.

     CPX is currently undergoing phase 2 development in the U.S. We may experience delays and difficulties in the preclinical and clinical development of CPX. In addition, clinical trials may not prove that CPX is an effective treatment for cystic fibrosis. Our inability to demonstrate the safety and efficacy of CPX as a treatment for cystic fibrosis in a clinical trial, obtain regulatory approval of CPX as a treatment for cystic fibrosis or successfully commercialize CPX could adversely affect our potential future revenue and operating results.

REGARDLESS OF WHETHER OR NOT WE ACHIEVE OPERATING PROFITABILITY AS ANTICIPATED, WE MAY NEED TO OBTAIN ADDITIONAL FUNDS IN ORDER TO SUPPORT OUR LONG-TERM PRODUCT DEVELOPMENT AND COMMERCIALIZATION PROGRAMS

     Since inception, we have financed our operations primarily through sales of stock. If we do not continue to increase our ZADAXIN revenue and achieve operating profitability as anticipated, we will need to obtain additional financing to support our long-term product development and commercialization programs.

     Our need for capital will depend on many factors, including:

     - the level of future ZADAXIN sales;

     - the timing, location, scope and results of ongoing and planned preclinical studies and clinical trials;

     - the size and complexity of our programs;

     - the timing and cost of FDA and international regulatory approvals;

     - the costs involved in filing, prosecuting and enforcing patent claims;

     - competing technological and market developments;

     - whether any or all of our outstanding common stock warrants are exercised and the timing and amount of such exercises;

     - our ability to establish and maintain partnering arrangements for development, sales, manufacturing and marketing of our products;

     - whether we elect to establish additional partnering arrangements for development, sales, manufacturing, and marketing of our products; and

     - the cost of manufacturing or obtaining preclinical and clinical materials.

Many of the foregoing factors are not within our control. The unavailability or timing of any necessary financing could prevent or delay our long-term product development and commercialization programs. We have no commitments or arrangements for additional funding and we may not be able to obtain financing if and when needed.

THE PRICE OF OUR COMMON STOCK HAS EXPERIENCED SUBSTANTIAL VOLATILITY AND MAY CONTINUE TO DO SO IN THE FUTURE

     There has been significant volatility in the market prices for publicly traded shares of biopharmaceutical companies, including ours. In 1999, the price of our common stock fluctuated from a low of $1.06 to a high of $6.13. On March 23, 2000, our common stock closed at a price of $15.25. The price of our common stock may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

     - announcements of technical or product developments by us or our competitors;

     - market conditions for pharmaceutical and biotechnology stocks;

     - market conditions generally;

     - governmental regulation;

     - healthcare legislation;

     - public announcements regarding advances in the treatment of the disease states that we are targeting;

     - public announcements from government officials relating to the biotechnology or pharmaceutical industries;

     - patent or proprietary rights developments;

     - changes in third-party reimbursement policies for our products; or

     - fluctuations in our operating results.

IF WE ISSUE ADDITIONAL COMMON STOCK OR SECURITIES CONVERTIBLE INTO COMMON STOCK, THE PERCENTAGE OWNERSHIP OF OUR THEN-CURRENT SHAREHOLDERS WOULD BE REDUCED AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE

     Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. As of March 23, 2000, there were outstanding stock options for 4,210,345 shares of common stock, of which 3,138,379 were currently exercisable, and there were warrants outstanding that were exercisable for 2,903,471 shares of common stock. Upon exercise and issuance, all of these shares of common stock will be freely tradable.

     Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our then-current shareholders will be reduced.

IF WE DO NOT OBTAIN ADDITIONAL PRODUCT RIGHTS FROM THIRD PARTIES OR IF OUR LICENSEES DO NOT PERFORM THEIR OBLIGATIONS, OUR POTENTIAL FUTURE REVENUE WOULD BE LIMITED AND OUR FUTURE DEVELOPMENT EXPENSES WOULD INCREASE

     Our strategy includes entering into various partnering arrangements. To date, we have in-licensed rights to ZADAXIN, CPX, SCV-07, DAX and other drug candidates but we are only actively pursuing clinical development of ZADAXIN and CPX at this time. If we do not license or otherwise acquire rights to additional drugs or advance SCV-07 and DAX from preclinical into clinical development, we may have a shortage of drugs to develop which would limit our potential future revenue.

     In addition, we have exclusively sublicensed our rights to develop and market ZADAXIN in Europe and Japan to Sigma-Tau S.p.A. and Schering-Plough K.K., respectively. However, these companies already have a substantial commitment to alpha interferon, which is an approved drug for cancer, hepatitis B and hepatitis C in Europe and Japan. Our relationships with these companies may not be successful and we may not be able to negotiate similar additional arrangements in the future in Europe and Japan or other major markets. We generally do not have control over the amount and timing of resources that our collaborators devote to their activities with us. If these parties do not perform their obligations as we expect them to, our development expenses would increase and the development and sale of our products could be limited or delayed.

     Our ability to obtain regulatory approval in one country may be delayed or adversely affected by the timing of regulatory activities and approvals in other countries, particularly if we do not participate in the regulatory approval process in these other countries. Any delay or failure to achieve regulatory approvals may limit our potential future revenue.

IF WE FAIL TO PROTECT OUR PRODUCTS, TECHNOLOGIES AND TRADE SECRETS, WE MAY NOT BE ABLE TO SUCCESSFULLY USE, MANUFACTURE OR MARKET AND SELL OUR PRODUCTS OR WE MAY FAIL TO ADVANCE OR MAINTAIN OUR COMPETITIVE POSITION

     The U.S. composition of matter patent, which covers the chemical structure of ZADAXIN, and most of the European composition of matter patents for ZADAXIN have expired. Going forward, we will have only limited patents covering the chemical structure of ZADAXIN and this could adversely affect our proprietary rights. Our success depends significantly on our ability to obtain patent protection for our products and technologies, to preserve our trade secrets and to avoid infringing on the proprietary rights of third parties. However, our pending patent applications may not result in issued patents. Any patents that are issued may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or designs around patents issued or licensed to us. Patents issued to or patent applications filed by other companies could have an adverse effect on our ability to use, manufacture or market our products or maintain our competitive position with respect to our products. Many of our patents and patent applications relating to ZADAXIN are held under exclusive licenses. If we breach the terms of any of these licenses we could lose our rights to these patents and patent applications. Holders of patents licensed to us may not file, prosecute, extend or maintain their patents in countries where we have rights.

     Other companies obtaining patents on products or processes useful to us may bring infringement actions against us. This type of litigation is typically costly and time-consuming and could require us to obtain licenses from others, or prevent us from using, manufacturing or marketing our products. These licenses may not be available on commercially reasonable terms, if at all.

     Pharmaceuticals are not patentable or have only recently become patentable in several countries in the territory in which we have exclusive rights to ZADAXIN. Enforcement of intellectual property rights in many countries in this territory has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries in this territory will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

IF WE FAIL TO OBTAIN REGULATORY APPROVALS FOR OUR PRODUCTS IN COUNTRIES IN WHICH WE HAVE NOT BEEN APPROVED, WE CANNOT DEVELOP, MARKET AND SELL OUR PRODUCTS IN THOSE COUNTRIES

     The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN, CPX and our other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN, CPX and any other products must be approved before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in countries with established clinical trial review procedures is uncertain, and this may delay the grant of regulatory approvals for ZADAXIN.

     We are currently sponsoring or planning clinical trials and pursuing regulatory approvals for ZADAXIN in a number of countries and we are currently sponsoring clinical trials of CPX in the U.S. However, we may not be able to commence or complete these trials in a timely or cost-effective manner, and even if completed, these trials may not fulfill the relevant regulatory approval criteria. We ultimately may not be able to obtain regulatory approvals in these countries. Adverse results in our development programs also could result in restrictions on the use of ZADAXIN and, if approved, CPX.

     Our failure, or failure by one or more of our partners, to comply with applicable U.S. or foreign regulatory requirements could, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. In addition, government regulations may be established or imposed which prevent or delay regulatory approval of ZADAXIN, CPX or our future products.

IF WE ARE NOT ABLE TO ESTABLISH AND MAINTAIN ADEQUATE MANUFACTURING AND SUPPLY RELATIONSHIPS, THE DEVELOPMENT AND SALE OF OUR PRODUCTS COULD BE IMPAIRED

     We have entered into long-term contract manufacturing and supply agreements for ZADAXIN and CPX. To be successful, our products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. While we currently have long-term manufacturing relationships with experienced suppliers, we may not be able to maintain these long-term manufacturing relationships with these suppliers. We currently have vialing and packaging supply agreements in effect and a sufficient supply of finished ZADAXIN for the near term. We have recently changed and upgraded our manufacturing source of finished ZADAXIN for our international markets, excluding Japan. In some countries, this change may require additional regulatory approvals. If we do not obtain any required regulatory approvals of this manufacturing change in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved.

     Production interruptions, if any, could significantly delay clinical development of potential products and reduce third party or clinical researcher interest and support of proposed trials. These kinds of interruptions could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair their competitive position, which would have a material adverse effect on our business.

WE MAY LOSE MARKET SHARE OR OTHERWISE FAIL TO COMPETE IN THE INTENSELY COMPETITIVE PHARMACEUTICAL INDUSTRY

     Competition in the pharmaceutical industry is intense and we expect that competition to increase. We believe that the principal competitive factors in the pharmaceutical industry include the efficacy, safety, price, therapeutic regimen and manufacturing quality assurance associated with a given drug. Our competitors include pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of chronic and life-threatening diseases such as hepatitis B, hepatitis C, cancer, immune system disorders and cystic fibrosis. Most of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than we do. Most of them also have extensive experience in undertaking the clinical testing and obtaining the regulatory approvals necessary to market drugs. In addition, we currently rely on sales of ZADAXIN as a treatment for hepatitis B and hepatitis C as our primary source of revenue. Several large pharmaceutical companies have substantial commitments to alpha interferon, which is an approved drug for treating hepatitis B and hepatitis C.

IF THIRD PARTY REIMBURSEMENT IS NOT AVAILABLE OR PATIENTS CANNOT OTHERWISE PAY FOR ZADAXIN, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ZADAXIN

     Our ability to successfully sell ZADAXIN depends in part on whether pharmaceutical drug consumers will be reimbursed for the cost of ZADAXIN. This reimbursement may come from government health administration authorities, private health insurers and other organizations. Third-party reimbursement for new therapeutic products is highly uncertain and may not be available for our future products. In most of the foreign countries in which we sell ZADAXIN or intend to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is currently not widely available. In the U.S., proposed health care reforms could limit the amount of third-party reimbursement available for our products. In many countries where we have marketing rights to ZADAXIN, government resources and per capita income may be so low that our products will be prohibitively expensive. In these countries, we may not be able to market our products on economically favorable terms, if at all.

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL OR IF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, CHIEF OPERATING OFFICER, CHIEF BUSINESS OFFICER OR OUR REGIONAL MANAGING DIRECTOR FOR GREATER CHINA LEFT THE COMPANY, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS

     We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and international nature of our business. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, numerous key responsibilities at SciClone are assigned to a small number of individuals, such as our President and Chief Executive Officer, Chief Operating Officer, Chief Business Officer and our Regional Managing Director for Greater China. If we are unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would adversely be affected. We do not maintain "key person" life insurance on any of our key personnel.

WE HAVE LIMITED PRODUCT LIABILITY INSURANCE AND ANY PRODUCT LIABILITY CLAIMS ASSERTED AGAINST US COULD RESULT IN SIGNIFICANT EXPENSES AND DECREASED DEMAND FOR OUR PRODUCTS

     Companies which test, manufacture, market and sell pharmaceutical products commonly receive product liability claims. These claims may be asserted against us. Product liability insurance for the pharmaceutical industry generally is expensive, if it is available at all. We have product liability insurance coverage for our clinical trials and commercial sales. However, product liability claims in excess of our insurance coverage or that resulted in the payment of large deductibles would adversely affect our financial condition and demand for our products.

ISSUING PREFERRED STOCK WITH RIGHTS SENIOR TO THOSE OF OUR COMMON STOCK COULD ADVERSELY AFFECT HOLDERS OF COMMON STOCK OR HINDER TAKEOVER TRANSACTIONS THAT OFFER COMMON SHAREHOLDERS AN OPTIMAL PRICE FOR THEIR SHARES

     Our charter documents give our board of directors the authority to issue additional series of preferred stock without a vote or action by our shareholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights of holders of our common stock may be adversely affected by the rights granted to holders of preferred stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference -- a pre-set distribution in the event SciClone is liquidated -- that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common shareholders could be prevented from participating in transactions that would offer an optimal price for their shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates, we invest in short term securities and maintain an average maturity of less than 1 year. A hypothetical 60 basis point increase in interest rates would result in an approximate $12,456 decrease (less than 0.6%) in fair value of our available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on our financial positions at December 31, 1999. Actual results may differ materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         SCICLONE PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS
           FINANCIAL STATEMENTS AT DECEMBER 31, 1999 AND 1998 AND FOR
        EACH OF THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997.

                                                                   PAGE
                                                                   ----
 1.  Report of Ernst & Young LLP, Independent Auditors...........   31
 2.  Consolidated Balance Sheets at December 31, 1999 and 1998...   32
 3.  Consolidated Statements of Operations for each of the three
     years ended December 31, 1999, 1998 and 1997................   33
 4.  Consolidated Statement of Shareholders' Equity for the three
     years ended December 31, 1999, 1998 and 1997................   34
 5.  Consolidated Statements of Cash Flows for each of the three
     years ended December 31, 1999, 1998 and 1997................   35
 6.  Notes to Consolidated Financial Statements..................   36

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SciClone Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young, LLP

Palo Alto, California
January 28, 2000

                         SCICLONE PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             1998
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents.................................  $   1,828,000    $   3,490,000
  Short-term investments....................................      1,793,000        1,513,000
  Accounts receivable, net of allowances of $74,000 in 1999
     and $76,000 in 1998....................................      4,343,000        1,301,000
  Inventory.................................................      1,081,000        1,353,000
  Prepaid expenses and other current assets.................        685,000          639,000
  Assets available-for-sale.................................      1,184,000               --
                                                              -------------    -------------
Total current assets........................................     10,914,000        8,296,000
Property and equipment, net.................................        235,000          391,000
Long-term investments.......................................             --          407,000
Notes receivable from officers..............................             --          235,000
Other assets................................................      1,975,000        2,398,000
                                                              -------------    -------------
Total assets................................................  $  13,124,000    $  11,727,000
                                                              =============    =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     825,000    $     430,000
  Accrued compensation and employee benefits................        730,000          731,000
  Accrued clinical trials expense...........................        258,000        2,402,000
  Accrued professional fees.................................        865,000          731,000
  Other accrued expenses....................................        203,000          157,000
  Other current liabilities.................................        942,000               --
                                                              -------------    -------------
Total current liabilities...................................      3,823,000        4,451,000
Commitments and contingencies (Note 7)
Redeemable preferred stock, no par value; 10,000,000 shares
  Authorized; 0 and 58,356 issued and outstanding...........             --          848,000
Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
     authorized; issuable in series (0 and 58,356 redeemable
     preferred shares classified as outstanding -- see
     above).................................................             --               --
  Common stock, no par value; 75,000,000 shares authorized;
     25,258,395 and 21,534,056 shares issued and
     outstanding............................................    124,328,000      115,981,000
  Accumulated other comprehensive income....................          2,000            9,000
  Accumulated deficit.......................................   (115,029,000)    (109,562,000)
                                                              -------------    -------------
Total shareholders' equity..................................      9,301,000        6,428,000
                                                              -------------    -------------
Total liabilities and shareholders' equity..................  $  13,124,000    $  11,727,000
                                                              =============    =============

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       1999            1998            1997
                                                    -----------    ------------    ------------
Revenues:
  Product sales...................................  $ 9,091,000    $  3,625,000    $  2,223,000
  Contract revenue................................      307,000         100,000              --
                                                    -----------    ------------    ------------
Total revenues....................................    9,398,000       3,725,000       2,223,000
                                                    -----------    ------------    ------------
Cost of product sales.............................    1,761,000       1,036,000         990,000
                                                    -----------    ------------    ------------
Gross margin......................................    7,637,000       2,689,000       1,233,000
                                                    -----------    ------------    ------------
Operating expenses:
  Research and development........................    4,604,000       9,293,000       8,642,000
  Marketing.......................................    5,911,000       5,391,000       4,145,000
  General and administrative......................    2,978,000       3,714,000       3,662,000
                                                    -----------    ------------    ------------
Total operating expenses..........................   13,493,000      18,398,000      16,449,000
                                                    -----------    ------------    ------------
Loss from operations..............................   (5,856,000)    (15,709,000)    (15,216,000)
Writedown of note receivable from former
  officer.........................................           --      (5,944,000)             --
Interest and investment income, net...............      389,000         582,000       1,219,000
                                                    -----------    ------------    ------------
Net loss..........................................   (5,467,000)    (21,071,000)    (13,997,000)
Deemed dividend on issuance of preferred stock....           --      (3,143,000)             --
                                                    -----------    ------------    ------------
Net loss attributable to common shareholders......  $(5,467,000)   $(24,214,000)   $(13,997,000)
                                                    -----------    ------------    ------------
Basic and diluted net loss per share..............  $     (0.26)   $      (1.48)   $      (0.85)
                                                    ===========    ============    ============
Weighted average shares used in computing basic
  and diluted net loss per share..................   21,162,936      16,335,096      16,472,765
                                                    ===========    ============    ============

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                     NOTE                        ACCUMULATED
                                            COMMON STOCK          RECEIVABLE                        OTHER           TOTAL
                                      -------------------------   FROM FORMER    ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS'
                                        SHARES        AMOUNT        OFFICER        DEFICIT         INCOME          EQUITY
                                      ----------   ------------   -----------   -------------   -------------   -------------
Balance at December 31, 1996........  17,532,195   $108,988,000   $       --    $ (71,351,000)    $(171,000)    $ 37,466,000
Issuance of common stock from
  exercise of stock options and
  warrants and employee stock
  purchase plan.....................     495,663      2,313,000           --               --            --        2,313,000
Repurchase of common stock..........    (684,500)    (4,267,000)          --               --            --       (4,267,000)
Note receivable from former
  officer...........................          --             --   (5,944,000)              --            --       (5,944,000)
Net loss............................          --             --           --      (13,997,000)           --      (13,997,000)
Net unrealized gain on
  available-for-sale securities.....          --             --           --               --       153,000          153,000
                                                                                                                ------------
Total comprehensive loss............                                                                             (13,844,000)
                                      ----------   ------------   -----------   -------------     ---------     ------------
Balance at December 31, 1997........  17,343,358    107,034,000   (5,944,000)     (85,348,000)      (18,000)      15,724,000
Issuance of common stock from
  exercise of stock options and
  warrants and employee stock
  purchase plan.....................      97,591        529,000           --               --            --          529,000
Conversion of preferred stock to
  common stock......................   3,168,404      3,083,000           --               --            --        3,083,000
Shares issued in asset purchase.....     924,703      2,192,000           --               --            --        2,192,000
Writedown of note receivable from
  former officer....................          --             --    5,944,000               --            --        5,944,000
Net loss............................          --             --           --      (21,071,000)           --      (21,071,000)
Net unrealized gain on
  available-for-sale securities.....          --             --           --               --        27,000           27,000
                                                                                                                ------------
Total comprehensive loss............                                                                             (21,044,000)
Deemed dividend on issuance of
  preferred Stock...................          --      3,143,000           --       (3,143,000)           --               --
                                      ----------   ------------   -----------   -------------     ---------     ------------
Balance at December 31, 1998........  21,534,056    115,981,000           --     (109,562,000)        9,000        6,428,000
Retirement of common stock from
  former officer....................  (1,882,500)            --           --               --            --               --
Issuance of common stock from
  exercise of stock options,
  warrants and employee stock
  purchase plan.....................     361,427        581,000           --               --            --          581,000
Issuance of common stock bonus......     411,330        565,000           --               --            --          565,000
Issuance of common stock in asset
  purchase..........................      50,297         69,000           --               --            --           69,000
Issuance of common stock to
  vendors...........................     153,223        189,000           --               --            --          189,000
Issuance of common stock from
  private placements................   4,331,079      6,430,000           --               --            --        6,430,000
Conversion of preferred stock to
  common stock......................     299,483        513,000           --               --            --          513,000
Net loss............................          --             --           --       (5,467,000)           --       (5,467,000)
Net unrealized loss on
  available-for-sale securities.....          --             --           --               --        (7,000)          (7,000)
                                                                                                                ------------
Total comprehensive loss............                                                                              (5,474,000)
                                      ----------   ------------   -----------   -------------     ---------     ------------
Balance at December 31, 1999........  25,258,395   $124,328,000   $       --    $(115,029,000)    $   2,000     $  9,301,000
                                      ==========   ============   ===========   =============     =========     ============

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                 1999            1998            1997
                                                              -----------    ------------    ------------
Operating activities:
  Net loss..................................................  $(5,467,000)   $(21,071,000)   $(13,997,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      626,000         351,000         178,000
  Writedown of note receivable from former officer..........           --       6,139,000              --
  Non-cash charge on acquisition of technology rights.......                    1,511,000              --
  Non-cash income from the foreclosure of loan from former
    officer.................................................     (242,000)             --              --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (3,042,000)       (276,000)       (780,000)
    Inventory...............................................      272,000         693,000         563,000
    Prepaid expenses and other assets.......................      (51,000)     (1,499,000)      1,770,000
    Accounts payable and other accrued expenses.............      441,000         (97,000)       (401,000)
    Accrued clinical trials expense.........................   (2,144,000)      1,192,000         246,000
    Accrued professional fees...............................      134,000         (87,000)     (1,576,000)
    Accrued compensation and employee benefits..............      564,000        (209,000)        (59,000)
                                                              -----------    ------------    ------------
        Net cash used in operating activities...............   (8,909,000)    (13,353,000)    (14,056,000)
                                                              -----------    ------------    ------------
Investing activities:
  Purchase of property and equipment........................      (42,000)        (99,000)       (404,000)
  Payment on acquisition of technology rights...............           --        (407,000)             --
  Sale of marketable securities, net........................      120,000       7,388,000      21,335,000
                                                              -----------    ------------    ------------
Net cash provided by investing activities...................       78,000       6,882,000      20,931,000
                                                              -----------    ------------    ------------
Financing activities:
  Proceeds from issuance of Series C preferred stock net....           --       3,931,000              --
  Proceeds from issuance of common stock, net...............    6,934,000         529,000       2,313,000
  Payment on notes receivable from former and current
    officers................................................      235,000       1,882,000              --
  Note receivable from former officer.......................           --              --      (5,944,000)
  Repurchase of common stock................................           --              --      (4,267,000)
                                                              -----------    ------------    ------------
Net cash provided by (used in) financing activities.........    7,169,000       6,342,000      (7,898,000)
                                                              -----------    ------------    ------------
Net decrease in cash and cash equivalents...................   (1,662,000)       (129,000)     (1,023,000)
Cash and cash equivalents, beginning of year................    3,490,000       3,619,000       4,642,000
                                                              -----------    ------------    ------------
Cash and cash equivalents, end of year......................  $ 1,828,000    $  3,490,000    $  3,619,000
                                                              ===========    ============    ============
Supplemental schedule of non cash financing and investing
  activities:
  Issuance of common stock in lieu of bonus.................      565,000              --              --
  Issuance of common stock for professional fees............      189,000              --              --
  Issuance of common stock in asset purchase................       69,000       2,192,000              --
  Conversion of preferred stock to common stock.............      513,000       3,083,000              --

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                        NOTES TO CONSOLIDATED FINANCIALS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     SciClone Pharmaceuticals, Inc. ("SciClone" or the "Company") is a global biopharmaceutical company that develops and commercializes novel medicines for treating a broad range of the world's most serious diseases. The Company's current product development and commercial activities are focused on hepatitis B, hepatitis C, cancer and cystic fibrosis.

     On January 18, 2000, the Company completed a private placement of common stock and common stock warrants which resulted in aggregate net proceeds of approximately $5,720,000, excluding $5,600,000 in aggregate proceeds which will be received if the warrants issued in connection with such private placement are fully exercised. In addition, from January 1, 2000 through January 28, 2000, the Company received approximately $5,029,000 in aggregate net proceeds from exercises of outstanding common stock warrants and employee stock options. Without additional financing, or sales growth beyond management's expectations, or a combination thereof, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations for at least the next twelve months.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The principal office of the Company's subsidiary is located in Hong Kong. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     For the years ended December 31, 1999, 1998 and 1997, net unrealized gains
(loss) of approximately $(7,000), $27,000 and $153,000, respectively, were charged to accumulated other comprehensive income.

  Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (three to five years) on the straight-line basis.

                         SCICLONE PHARMACEUTICALS, INC.

  Notes Receivable from Officers

     At December 31, 1999 and 1998, the fair value of the notes receivable from officers was $0 and $235,000 respectively. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

     In August 1996, the Company extended a loan to one of its then executive officers with an aggregate principal amount of $1,000,000 to be used to finance the purchase of his primary residence. The loan was secured by a first deed of trust on the property, accrued interest at 8% per annum and was payable in July 2000. Approximately $750,000 was repaid against this note in March 1998 and the remaining balance was repaid in April 1999.

  Assets Available-for-sale

     In July 1995, the Company extended a loan to one of its former board members and former executive officers in the principal amount of $95,000 which carries an interest rate of 7.375%. In December 1995, the Company extended an additional loan to this individual in the principal amount of $600,000, which carried an interest rate of 7.50%. The loans were due and payable in December 1997 after which they became subject to an additional 3.5% accelerated interest. The loans were secured by a second deed of trust on residential property owned by this individual. At December 31, 1998, these loans had not been repaid and the Company fully reserved for this loan. In January 1999, the Company foreclosed on the loans, is in possession of the underlying property and is actively seeking to sell the property. The Company has recorded the net value of the property in assets available-for-sale at approximately $1,184,000, the related assumed mortgage liability in other current liabilities at approximately $942,000, and other income at approximately $242,000.

  Other Assets

     Other assets include the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Intangible product rights...........................  $2,456,000    $2,456,000
Accumulated amortization............................    (546,000)     (118,000)
                                                      ----------    ----------
                                                       1,910,000     2,338,000
Other...............................................      65,000        60,000
                                                      ----------    ----------
                                                      $1,975,000    $2,398,000
                                                      ==========    ==========

     Product rights acquired are being amortized over six years beginning in September 1998 (See Note 5). The Company identifies and records impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     In July 1998 the Company acquired the worldwide rights to ZADAXIN from Alpha 1 Biomedicals, Inc. ("A1B"), the original developer of ZADAXIN for approximately $1,800,000. The transaction eliminated the Company's royalty obligation to A1B with respect to all sales of ZADAXIN after the acquisition date. The A1B transaction allowed SciClone to market ZADAXIN worldwide, except in Italy, Spain and Portugal, where Sclavo S.p.A. ("Sclavo"), an international pharmaceutical entity, owned exclusive marketing rights. In April 1998, the Company acquired ZADAXIN rights for Italy, Spain and Portugal from Sclavo S.p.A. for approximately $1,400,000.

     In connection with the foregoing transactions, the Company estimated the fair market value of the intangible assets purchased to be approximately $2,500,000 and wrote off the remaining $700,000.

                         SCICLONE PHARMACEUTICALS, INC.

     Although the Company has a history of operating and cash flow losses, the Company believes that there is no impairment to the intangible assets because ZADAXIN was approved for sale in 16 countries as of December 31, 1999, principally as a treatment for hepatitis B or hepatitis C. Based on the Company's anticipated financial results for ZADAXIN sales from 2000 to 2004, the Company expects to be able to achieve operating profitability by the end of the fourth quarter of the year 2000 and, based on these projections, it has determined that the net present value of the future cash flows exceed the carrying amount of the asset.

  Foreign Currency Translation

     The Company has determined the U.S. dollar to be the functional currency for its wholly owned subsidiary. Adjustments resulting from translation are included in results of operations and have not been significant.

  Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment and recognizes contract/ grant revenue when services have been performed. Sales to distributors are recognized at time of shipment when titles to the products are transferred to them. The distributors do not have contractual right of return. In March 1999, the Company received a non-refundable $200,000 FDA Orphan Drug Grant for initial phase 2 development of CPX. As the Company has no future performance obligations with respect to such FDA grant, the Company recognized the entire amount as revenue in March 1999. In April 1999, the Company was awarded a $517,000 grant from the Cystic Fibrosis Foundation for its ongoing phase 2 study of CPX, a potential protein repair therapy for cystic fibrosis. The Company expects the grant to be paid in installments as services are performed. The first installment of $107,000 was received in June 1999 and was recognized as revenue in 1999.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

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

  Retirement Benefits

     The Company has a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions, up to 15% of the employee's salary. Company contributions, which can be terminated at the Company's discretion, were $17,000, $24,000 and $26,000 for the years ended December 31, 1999, 1998, and
1997, respectively. The plan commenced on January 1, 1991.

                         SCICLONE PHARMACEUTICALS, INC.

  Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares excludes shares held as collateral against a former officer's loan (see Note 8). Diluted net loss per share has not been presented as the result would be antidilutive given the Company's history of net losses.

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 9,822,008, 4,223,978 and 3,058,734 shares in 1999, 1998 and 1997, respectively, related to outstanding options and warrants not included in the calculation of basic net loss per share.

  Accounting for Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for its stock option and employee stock purchase plans under the provisions of Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations. Accordingly, the Company does not recognize compensation expense in accounting for its stock option and employee stock purchase plans for awards which have an exercise price equal to the fair value of the Company's common stock on the date of the grant.

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

  Reporting Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, be included in comprehensive income (loss). For the year periods ended December 31, 1999, 1998 and 1997, total comprehensive loss attributable to common shareholders amounted to $5,474,000, $21,044,000 and $13,844,000 respectively.

  Segment Information

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

                         SCICLONE PHARMACEUTICALS, INC.

  Concentration of Credit Risk

     The People's Republic of China, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. In 1997, the Company sold to one principal importer/agent who then resold to four distributors inside the People's Republic of China. Reflecting the expansion and stability of the Company's sales to the People's Republic of China in 1998, the Company began working extensively with a second importing agent in addition to the agent used in 1997. This enabled the expansion of sales to the four distributors. For the year ended December 31, 1999, four distributors in China accounted for 87% of the Company's product sales. The Company performs on-going credit evaluations of its customers' financial condition, and generally does not require collaterals from its customers. The Company maintains reserves for credit losses, and such losses have been within management's expectation.

  Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted for the year ending December 31, 2001. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on results of operations or the financial position of the Company.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2 -- INVESTMENTS

     The following is a summary of available-for-sale securities:

                                                       AVAILABLE-FOR-SALE SECURITIES
                                             -------------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                             AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                COST        GAINS        LOSSES       VALUE
                                             ----------   ----------   ----------   ----------
DECEMBER 31, 1999:
  Corporate obligations....................  $1,791,000    $    --      $    --      1,791,000
  Corporate equity securities..............          --      2,000           --          2,000
                                             ----------    -------      -------     ----------
                                             $1,791,000    $ 2,000      $     0     $1,793,000
                                             ==========    =======      =======     ==========
DECEMBER 31, 1998:
  U.S. government & agency obligations.....  $  399,000    $ 9,000      $    --     $  408,000
  Corporate obligations....................   1,512,000         --       (1,000)     1,511,000
  Corporate equity securities..............          --      1,000           --          1,000
                                             ----------    -------      -------     ----------
                                             $1,911,000    $10,000      $(1,000)    $1,920,000
                                             ==========    =======      =======     ==========

     As of December 31, 1999, the average portfolio duration was less than one year.

                         SCICLONE PHARMACEUTICALS, INC.

NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Raw materials.......................................  $1,035,000    $1,298,000
Finished goods......................................      46,000        55,000
                                                      ----------    ----------
                                                      $1,081,000    $1,353,000
                                                      ==========    ==========

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Office furniture and fixtures.......................  $  331,000    $  318,000
Office equipment....................................     823,000       871,000
Leasehold improvements..............................     239,000       213,000
                                                      ----------    ----------
                                                       1,393,000     1,402,000
Less accumulated depreciation.......................   1,158,000     1,011,000
                                                      ----------    ----------
Net property and equipment..........................  $  235,000    $  391,000
                                                      ==========    ==========

NOTE 5 -- LICENSE AGREEMENTS

     In April 1999, the Company licensed to Sigma-Tau semi-exclusive ZADAXIN development and marketing rights in Italy and Spain, and exclusive rights in Switzerland.

     In September 1998, the Company acquired all rights of Sclavo S.p.A. to ZADAXIN in Italy, Spain and Portugal, including Sclavo's marketing approval for ZADAXIN in Italy as an influenza vaccine adjuvant. The purchase price consisted of $297,000 in cash, 375,000 shares of the Company's common stock, and warrants to purchase 375,000 shares of common stock at an exercise price of $4.125 per share, which warrants were exercised in January 2000.

     Pursuant to its 1994 license agreement with A1B, the Company obtained worldwide marketing, development and manufacturing rights to ZADAXIN, with the exception of Italy, Spain and Portugal. In April 1997, SciClone entered into an arrangement with A1B to administer the sublicense activities of the A1B licensee for Italy, Spain and Portugal. Under this 1997 agreement, the Company also acquired control of A1B's patent portfolio for ZADAXIN. In December 1997, SciClone and A1B entered into an Asset Purchase Agreement pursuant to which the Company acquired A1B's worldwide rights to ZADAXIN, which rights A1B licensed from Hoffmann-LaRoche, Inc. and F. Hoffmann-LaRoche AG, and eliminated the Company's and its current and future sublicensee's royalty obligations to A1B with respect to future sales of ZADAXIN. In July 1998, the Company and A1B closed the Asset Purchase Agreement. In accordance with the agreement, the Company issued to A1B 600,000 shares of common stock and loaned to A1B $210,000 in exchange for the assets described above.

     In connection with the foregoing transactions with Sclavo and A1B, the Company estimated the fair market value of the intangible assets purchased to be approximately $2,500,000 and wrote off the remaining $700,000.

                         SCICLONE PHARMACEUTICALS, INC.

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

     The domestic and foreign components of loss before income tax are as follows at December 31:

                                               1999            1998            1997
                                            -----------    ------------    ------------
Domestic..................................  $(4,968,000)   $(19,384,000)   $ (8,516,000)
Foreign...................................     (499,000)     (4,830,000)     (5,481,000)
                                            -----------    ------------    ------------
Loss before income tax expense............  $(5,467,000)   $(24,214,000)   $(13,997,000)
                                            ===========    ============    ============

     Significant components of the Company's deferred tax assets and liabilities at December 31:

                                                              1999            1998
                                                          ------------    ------------
ASSETS
Net operating loss carryforwards........................  $ 16,685,000    $ 16,170,000
R&D credit carryforwards................................     2,270,000       1,280,000
Note receivable written off for financial reporting.....     1,230,000       2,150,000
Other...................................................     1,755,000       1,140,000
                                                          ------------    ------------
Gross deferred tax assets...............................    21,940,000      20,740,000
Valuation allowance.....................................   (21,940,000)    (20,740,000)
                                                          ------------    ------------
          Total deferred tax asset......................  $         --    $         --
                                                          ------------    ------------
LIABILITIES
Net unrealized gains on available-for-sale securities...  $         --    $         --
Other...................................................            --              --
                                                          ------------    ------------
          Total deferred tax liability..................            --              --
                                                          ------------    ------------
Net deferred tax assets.................................  $         --    $         --
                                                          ============    ============

     The valuation allowance increased by approximately $5,670,000 and $3,600,000 in the years ended December 31, 1998 and 1997, respectively. Deferred tax assets relating to carryforwards as of December 31,

                         SCICLONE PHARMACEUTICALS, INC.

1999 include approximately $3,400,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to shareholders' equity.

     At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $47,700,000 which expire in the years 2006 through 2019. The difference between the cumulative losses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by the Company's foreign subsidiaries. At December 31, 1999, the Company has federal tax credit carryforwards of approximately $2,100,000 which expire in the years 2009 through 2019.

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

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases its main office facility under a non-cancelable lease agreement which expires in August 2005. The lease is for a period of five years and requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad under non-cancelable lease agreements, expiring in 2001. Rental expense in 1999, 1998, and 1997 was $398,000, $461,000, and $462,000 respectively. Minimum future rental commitments amount to $395,000 in 2000, and $399,000 in 2001 and $358,000 in 2002 and $338,000 in 2003 and $346,000 in 2004 and $234,000 in 2005.

  Royalties

     Under the August 1997 ZADAXIN Patent License Agreement with The Fitzsimons Army Medical Center of the U.S. Army ("Army"), the Company is obligated to pay the Army a minimum annual royalty, and upon commercialization of ZADAXIN, the Company will be obligated to pay to Army a royalty based on a percentage of ZADAXIN net sales revenue.

     Under the April 1996 CPX license agreement with the NIH, the Company is obligated to pay the NIH a minimum annual royalty and, upon commercialization of CPX, the Company will be obligated to pay to NIH a royalty based on a percentage of CPX net sales revenue. During 1999, 1998, and 1997 the Company paid $10,000 related to the minimum annual royalty.

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

NOTE 8 -- SHAREHOLDERS' EQUITY

  Common Stock, Preferred Stock and Warrants

     On July 21, 1999, the Company completed a $3,620,000 private placement to strategic institutional investors led by Brown Simpson Asset Management and The New York Life Insurance Company. The offering consisted of units of 2,515,934 shares of common stock and redeemable warrants to purchase 2,515,934 shares of common stock. Each unit was priced at $1.59 and consisted of one share of common stock and one five-year redeemable warrant to purchase one share of common stock at an exercise price of $1.72 per share. In connection with this private placement, the Company's placement agents received five-year

                         SCICLONE PHARMACEUTICALS, INC.

redeemable warrants to purchase 345,933 shares of common stock at an exercise price of $1.83 per share. As of December 31, 1999, none of the foregoing redeemable warrants had been exercised.

     On July 2, 1999, the Company completed a $1,810,000 private placement to strategic institutional and accredited investors. The offering consisted of units of 1,370,145 shares of common stock and redeemable warrants to purchase 1,370,145 shares of common stock. Each unit was priced at $1.46 and consisted of one share of common stock and one five-year redeemable warrant to purchase one share of common stock, at an exercise price of $ 1.33 per share. In connection with this private placement, the Company's placement agents received five-year redeemable warrants to purchase 183,179 shares of common stock, at an exercise price of $1.66 per share. As of December 31, 1999, 265,000 of the 1,370,145 investor warrants had been exercised for aggregate proceeds to the Company of approximately $352,000.

     In May 1999, the Company issued 411,330 shares of common stock to the Company's employees in lieu of cash bonuses.

     In April 1999, Sigma-Tau paid $1,000,000 for 445,000 shares of the Company's unregistered common stock. The Sigma-Tau Group may not sell the shares until April 12, 2001. In addition, the Sigma-Tau Group was not granted any registration rights covering resale of the shares.

     In June 1998, the Company entered into an agreement with an institutional investor for an equity line which allowed the Company to access up to $32 million through sales of its common stock over a two-year period, subject to certain limitations. The decision to draw any funds and the timing for any such draw was solely at the Company's discretion. The Company was not obligated to draw any minimum amount under the equity line and did not draw any amounts under the equity line. As a commitment fee to the investor, the Company issued five-year warrants to purchase 300,000 shares of its common stock at an exercise price of $3.50 per share and five-year warrants to purchase 200,000 shares of its common stock at an exercise price of $5.53 per share. The Company cancelled the equity line in November 1999. As of December 31, 1999, none of the foregoing warrants had been exercised.

     In April 1998, the Company sold 661,157 shares of Series C preferred stock at $6.05 per share and received $3,931,000 in net proceeds from the offering. In the second quarter ended June 30, 1998, the Company recognized a deemed dividend in the amount of $3,143,000 in connection with the issuance of the Series C preferred stock. This amount was computed in accordance to EITF Appendix D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature ("EITF D-60"), because the Series C preferred stock had a beneficial conversion feature at the date of issue that allowed it to be converted to common stock at a discount to the common stock's market price at the date of conversion. This amount increased net loss per share attributable to common shareholders and was calculated as required by the SEC. As of December 31, 1998 all but 58,356 shares of Series C preferred stock were converted into 3,168,404 shares of common stock. In January 1999, 46,922 of the remaining 58,536 shares were converted into 299,483 shares of common stock and 11,434 of such remaining shares of Series C preferred stock were redeemed at a conversion price of approximately $0.95 per common share. As a result, there are no shares of Series C preferred stock outstanding. In conjunction with the offering, the Company granted to the investors five-year warrants to purchase 100,000 shares of common stock at an exercise price of $5.67 per share.

     On July 23, 1997, The Company loaned to Thomas E. Moore, its former Chairman and Chief Executive Officer, $5,944,000 in exchange for a promise to repay the loan on demand and the pledge of 1,882,500 shares of SciClone Common Stock owned by Mr. Moore as collateral for such loan. During 1998 it was determined that the value of the collateral underlying the loan made to Mr. Moore was more than temporarily impaired and that a writedown of the book value of the note would be required. Upon further investigation relative to the collectibility of the demand note, and repeated attempts to obtain full repayment of the note receivable it was determined that repayment of the $5,944,000 million loan, plus accumulated interest of approximately

                         SCICLONE PHARMACEUTICALS, INC.

$689,000, was in substantial doubt. As a result of this determination the Company elected to cancel the 1,882,500 shares of SciClone common stock held as collateral and write off the entire remaining book value in a non-cash charge to earnings in the fourth quarter of 1998. As of March 23, 2000, such shares would have had a market value of approximately $28,708,000. Under a new agreement in 1999, Mr. Moore received credit against his total indebtedness of approximately $6,633,000 million equal to the value at that date, of his 1,882,500 shares of SciClone common stock. After calculating and applying the appropriate credit of $3,142,000, Mr. Moore agreed to pay the balance of the remaining debt, $3,615,000 million, in five installments according to a schedule beginning on October 1, 1999 at $20,000 and increasing by a factor of 4 each six month anniversary thereafter with final payment due no later than October 1, 2001. The first $20,000 payment was paid in October 1999.

  Repurchase of Common Stock

     In 1995 and 1994, the Company's Board of Directors authorized the repurchase of up to 1.0 million and 1.5 million shares of the Company's common stock, respectively. In the years ended December 31, 1999 and 1998 the Company repurchased no shares of its common stock. In the years ended December 31, 1997, and 1996, the Company repurchased 684,500 shares of its common stock for an aggregate cost of $4,267,000.

  Stock Award Plans

     In August 1991, the Board of Directors and shareholders of the Company approved the 1991 Stock Plan (the "1991 Plan") and reserved 1,300,000 shares for issuance thereunder. In May 1993, the Board of Directors and shareholders of the Company approved a 2,150,000 share increase in the shares reserved under the 1991 Plan. The 1991 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock purchase agreements. In January 1992, the Board of Directors and shareholders of the Company approved the 1992 Stock Plan (the "1992 Plan") and reserved 240,000 shares for issuance thereunder. The 1992 Plan permits the award of incentive or nonqualified stock options which must be exercised in cash. In June 1995, the Board of Directors and the shareholders of the Company approved the 1995 Equity Incentive Plan (the "1995 Plan") and reserved 1,250,000 shares for issuance thereunder. The 1995 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock awards. In May 1997, the Board of Directors and Shareholders of the Company approved a 750,000 share increase in the shares reserved under the 1995 Plan. In June 1998, the Board of Directors and shareholders of the Company approved a 1,500,000 share increase in the shares reserved under the 1995 Plan.

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

     In July 1996, the Board of Directors and shareholders of the Company approved the 1996 Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares for issuance thereunder. All full-time employees are eligible to participate in the ESPP. Under the terms of the ESPP, employees can choose to have up to 15% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is the lower of 85% of the fair market value as of the first trading day of each quarterly participation

                         SCICLONE PHARMACEUTICALS, INC.

period, or as of the last trading day of each quarterly participation period. Under the ESPP, the Company sold 47,038, 46,738, and 20,432 shares to employees in 1999, 1998 and 1997 respectively.

     The following table summarizes the stock option activity under the 1991, 1992 and 1995 plans and the Nonemployee Director Plan:

                                                                               WEIGHTED AVERAGE
                                                                                EXERCISE PRICE
                                           SHARES AVAILABLE    SHARES UNDER       OF SHARES
                                              FOR GRANT           OPTION          UNDER PLAN
                                           ----------------    ------------    ----------------
BALANCE AT DECEMBER 31, 1996.............      3,383,682         2,526,265          $6.11
  Options canceled.......................        232,595          (232,595)          7.03
  Options granted........................       (775,300)          775,300           5.12
  Options exercised......................             --           (10,236)          3.14
                                              ----------        ----------
BALANCE AT DECEMBER 31, 1997.............      2,840,977         3,058,734           5.80
  Options canceled.......................        478,456          (478,456)          5.60
  Options granted........................     (1,018,500)        1,018,500           2.51
  Options exercised......................             --           (49,800)          3.00
                                              ----------        ----------
BALANCE AT DECEMBER 31, 1998.............      2,300,933         3,548,978           4.92
                                              ----------        ----------
  Options canceled.......................      1,195,985        (1,195,985)          4.43
  Options granted........................     (2,243,062)        2,243,062           1.38
  Options exercised......................             --           (34,238)          1.03
                                              ----------        ----------
BALANCE AT DECEMBER 31, 1999.............      1,253,856         4,561,817          $3.34
                                              ==========        ==========

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:

                                               OPTIONS OUTSTANDING
                                      --------------------------------------      OPTIONS EXERCISABLE
                                                      WEIGHTED                  -----------------------
                                                       AVERAGE      WEIGHTED                   WEIGHTED
                                                      REMAINING     AVERAGE                    AVERAGE
                                        NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
      RANGE OF EXERCISE PRICES        OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
      ------------------------        -----------    -----------    --------    -----------    --------
$ 1.22 - $ 1.22.....................   1,243,712        9.50         $ 1.22        964,976      $1.22
$ 1.44 - $ 2.38.....................   1,263,217        9.03           1.87        593,420       1.80
$ 2.47 - $ 5.38.....................   1,212,296        6.69           4.40        963,959       4.61
$ 5.50 - $10.50.....................     741,592        5.90           6.39        673,635       6.44
$12.50 - $12.50.....................     101,000        3.29          12.50        101,000      12.50
                                       ---------                                 ---------
                                       4,561,817        7.90           3.34      3,296,990       3.73
                                       =========                                 =========

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 6.00%, 4.73% and 6.16% respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's stock of 0.91 for 1999 and 0.87 for 1998 and 0.83 for 1997, and a weighted average expected life of the option of 3.92 years for 1999 and 4.30 years for 1998 and 4.31 years for 1997. The fair value for the employee stock purchases was also estimated using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997: risk-free interest rate of 6.00%, 4.73% and 5.23% respectively; dividend yield of 0%; expected volatility of 0.91, 0.80 and 0.74 respectively, and expected life of 0.25 years.

                         SCICLONE PHARMACEUTICALS, INC.

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

     Had compensation expense for the Company's option and employee purchase plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                               1999            1998            1997
                                            -----------    ------------    ------------
Net loss -- as reported...................  $(5,467,000)   $(24,214,000)   $(13,997,000)
                                            ===========    ============    ============
Net loss -- pro forma.....................  $(7,896,000)   $(26,142,000)   $(15,726,000)
                                            ===========    ============    ============
Net loss per share -- as reported.........  $     (0.26)   $      (1.48)   $      (0.85)
                                            ===========    ============    ============
Net loss per share -- pro forma...........  $     (0.37)   $      (1.60)   $      (0.95)
                                            ===========    ============    ============

     The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1997 reflects compensation expense for three years' vesting while the year ended December 31, 1998 and December 31, 1999 will reflect compensation expense for four years' vesting of outstanding stock awards.

  Reserved Shares

     As of December 31, 1999,the Company has reserved shares of common stock for future issuance as follows:

Options outstanding.......................................  4,561,817
Warrants outstanding......................................  5,260,191
                                                            ---------
                                                            9,822,008
                                                            =========

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

     The Company's domestic operations primarily consist of product development. The Company's wholly owned international subsidiary, SciClone Pharmaceuticals International Ltd., is based in Hong Kong and is in engaged sales and marketing and product distribution worldwide.

                         SCICLONE PHARMACEUTICALS, INC.

     Information regarding geographic areas is as follows:

                                        1999                    1998                    1997
                                ---------------------   ---------------------   ---------------------
                                               LONG                    LONG                    LONG
                                 PRODUCT      LIVED      PRODUCT      LIVED      PRODUCT      LIVED
                                  SALES       ASSETS      SALES       ASSETS      SALES       ASSETS
                                ----------   --------   ----------   --------   ----------   --------
U.S...........................  $       --   $153,000   $       --   $243,000   $       --   $359,000
China.........................   7,906,000     14,000    3,118,000     82,000    1,867,000     84,000
Others........................   1,185,000     68,000      507,000     66,000      356,000     82,000
                                ----------   --------   ----------   --------   ----------   --------
Total.........................  $9,091,000   $235,000   $3,625,000   $391,000   $2,223,000   $525,000
                                ==========   ========   ==========   ========   ==========   ========

NOTE 10 -- SUBSEQUENT EVENTS

     In January 2000, the Company completed a $5,720,000 private placement to Brown Simpson Asset Management, a strategic institutional investor. Brown Simpson purchased 1,000,000 shares of newly issued common stock at a slight premium to market and warrants to purchase 800,000 additional shares at $7.00 per share. The warrants, if exercised, cannot be sold at less than $10.00 per share or until 9 months have passed.

NOTE 11 -- SUBSEQUENT EVENTS (UNAUDITED)

     In March 2000, the Company licensed to Sigma-Tau exclusive development and marketing rights to ZADAXIN in Europe. SciClone retains all rights to ZADAXIN in the U.S. Under the agreement, Sigma-Tau will fund the pan-European pivotal phase 3 hepatitis C trial of ZADAXIN and also fund more than one-third of the Company's clinical expenses for a complementary pivotal phase 3 hepatitis C trial in the U.S. Both the U.S. and European ZADAXIN pivotal phase 3 hepatitis C trials are planned to start this year.

     In March 2000, the Company completed a $3,100,000 million self-placed private placement to Sigma-Tau consisting of 198,072 shares of common stock, five-year warrants to purchase 200,000 shares of common stock at $15.67 per share and five-year warrants to purchase 200,000 shares of common stock at $31.33 per share. Sigma Tau has no registration rights with respect to the shares purchased or issuable upon exercise of the warrants.

     From January 29, 2000 to March 23, 2000, the Company received approximately $3,213,000 in connection with exercises of outstanding options and warrants to purchase common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, their ages as of March 15, 2000 and certain other information about them are set forth below:

                   NAME                      AGE                       POSITION
                   ----                      ---                       --------
Donald R. Sellers..........................  55     President, Chief Executive Officer and Director
Alfred R. Rudolph, M.D.....................  52     Chief Operating Officer
Shawn K. Singh, J.D........................  36     Chief Business Officer and Secretary
Jere E. Goyan, Ph.D. ......................  69     Chairman of the Board of Directors
John D. Baxter, M.D........................  59     Director
Edwin C. Cadman, M.D.......................  54     Director
Rolf H. Henel..............................  62     Director

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

     Alfred R. Rudolph, M.D. joined the Company in April 1997 as Chief Technical Officer and was promoted to Chief Operating Officer in August 1997 with responsibility for clinical, scientific, and manufacturing affairs and quality assurance. From January 1995 to September 1995, Dr. Rudolph was President and Chief Operating Officer of Neptune Pharmaceuticals, Inc., a marine-based natural product screening company. Dr. Rudolph was Senior Vice President of T Cell Sciences, Inc., a biotechnology company, from December 1991 to September 1994 and was Vice President, Medical Affairs from March 1990 to December 1991. Dr. Rudolph was Director of Clinical Operations at Cetus Corporation from 1984 to 1989, and Clinical Assistant Professor of Medicine at UCSF during this period. Prior to that, he worked at Bristol Myers in cancer drug development. Dr. Rudolph holds a B.S. in Electrical Engineering from the University of Rochester, and his fellowship training in Hemotology-Oncology was done at Syracuse University.

     Shawn K. Singh, J.D. has served as the Company's Chief Business Officer since March 1999, with responsibility for corporate finance and administration, business development, investor and public relations, intellectual property and legal affairs, and human resources and as Secretary since December 1998. From January 1998 to March 1999, Mr. Singh was SciClone's Senior Vice President, Corporate Development. From October 1997 to January 1998, Mr. Singh was SciClone's Vice President of Corporate Development and Communications. From August 1995 to October 1997, Mr. Singh served as the Company's Vice President of Business Development. He joined SciClone in November 1993 as Director of Business Development. Prior to SciClone, Mr. Singh was a corporate finance associate in the Silicon Valley office of Morrison & Foerster, an international law firm, where he specialized in consulting start-up and emerging high technology and life sciences companies. Mr. Singh earned a BA degree, with honors, from the University of California, Berkeley and received a J.D. degree from the University of Maryland School of Law. He is a member of the California

State Bar and serves as a director of TeamStream, Inc. a private Internet infrastructure company, and VistaGen, Inc., a private biotechnology company.

     Jere E. Goyan, Ph.D. has been a Chairman of the Board of Directors of the Company since July 1997 and has been a director of the Company since January 1992. Currently, Dr. Goyan is President of Goyan and Hart Associates, a private consulting firm. From May 1993 until December 1998, Dr. Goyan was President, Chief Operating Officer, and a director of Alteon, Inc., a biotechnology company. He also served Alteon as Acting Chief Executive Officer from July 1993 until May 1994 and as Senior Vice President for Research and Development from January 1993 to May 1993. Dr. Goyan was the Commissioner of the U.S. Food and Drug Administration from October 1979 to January 1981. He was Dean of the School of Pharmacy University of California, San Francisco and Professor of Pharmacy and Pharmaceutical Chemistry from 1967 through 1992. He joined the faculty of UCSF in 1963 as an associate professor after serving on the faculty of the University of Michigan, College of Pharmacy from 1956 to 1963. Dr. Goyan also currently serves as a director of Atrix Laboratories, Emisphere Technologies, Inc., PenWest Pharmaceuticals and of Boehringer Ingelheim Pharmaceuticals Corporation. Dr. Goyan also serves as a consultant to various companies and corporations.

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

     Edwin C. Cadman, M.D. has been a director of the Company and a member of its Scientific Advisory Board since November 1991. Since November 1, 1999, Dr. Cadman has been Dean of the John A. Burns School of Medicine at the University of Hawaii. From January 1994 to October 31, 1999, Dr. Cadman was Senior Vice President of Medical Affairs and Chief of Staff at Yale New Haven Hospital, where he was Chief of the Medical Service from 1987 through December 1993. From 1987 to October 31, 1999, Dr. Cadman was Professor of Medicine at Yale University, where he was Chairman of the Department of Medicine from 1987 through December 1993. Prior to these positions, he was Director of the Cancer Research Institute at UCSF.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          (1) Financial Statements. The following financial statements of the Company are contained on pages (30 - 47) of this Report on Form 10-K:

           Consolidated Balance Sheets at December 31, 1999 and 1998.

           Consolidated Statements of Operations for each of the three years ended December 31, 1999, 1998 and 1997.

           Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1999, 1998 and 1997.

           Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997.

           Notes to Consolidated Financial Statements.

           Report of Ernst & Young LLP, Independent Auditors.

          (2) Financial Statement Schedules

           The following schedule is filed as part of this Report:

           Schedule II -- Valuation and Qualifying Accounts for each of the three years ended December 31, 1999, 1998 and 1997.

           All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes hereto.

          (3) Exhibits.

           Refer to Item 14(c) below.

     (b) REPORTS ON FORM 8-K.

     None

     (c) EXHIBITS. [not yet revised]

     Exhibits (numbered in accordance with Item 601 of Regulation S-K):

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
3(i).1(1)     Restated Articles of Incorporation.
3(i).2(2)     Certificate of Amendment of Restated Articles of
              Incorporation.
3(i).3(14)    Certificate of Determination.
3(i).4        Certificate of Determination Regarding the terms of the
              Series C Preferred Stock.
3(ii).1(1)    Bylaws.
3(ii).2(2)    Certificate of Amendment of Bylaws.
4.2(14)       Rights Agreement dated as of July 25, 1997 between the
              Registrant and Chase Mellon Shareholder Services, L.L.C.
10.2(3)       License, Development and Supply Agreement, dated January 12,
              1993, between the Registrant and Schering-Plough K.K.
10.4(4)**     Manufacturing Services Agreement dated as of July 27, 1993 by and between SciClone Pharmaceuticals International
              Limited and Sclavo S.p.A.
10.5(1)       Services Agreement, dated August 28, 1991, between the
              Registrant and Nichimen Corporation (the "Nichimen Services
              Agreement").
10.6(3)       Restated Nichimen Services Agreement, dated October 5, 1992.
10.7(2)**     Registrant's 1991 Stock Plan, together with forms of
              agreements thereunder.
10.8(1)**     Registrant's 1992 Stock Plan, together with forms of
              agreements thereunder.
10.10(1)      Lease, dated September 10, 1991, between the Registrant and
              Spieker-Singleton68 concerning property, located at 901
              Mariners Island Boulevard, San Mateo, California, as amended
              (the "Spieker Lease").
10.11(7)      Amendment No. 4 to Spieker Lease, dated October 4, 1994.
10.12(9)      Amendment No. 7 to Spieker Lease, dated November 14, 1995.
10.13(8)**    Registrant's 1995 Equity Incentive Plan, together with forms of agreement thereunder.
10.14(8)**    Registrant's 1995 Nonemployee Director Stock Option Plan,
              together with forms of agreement thereunder.
10.16(9)      Employment Agreement dated February 1, 1996 between the
              Registrant and Donald R. Sellers.
10.17(10)     License Agreement effective April 19, 1996 between the
              Registrant and the National Institute of Health Office of
              Technology Transfer.
10.18(11)     Form of Promissory Note secured by Deed of Trust between
              Registrant and Donald R. Sellers.
10.19(11)     Amendment No. 8 to Spieker Lease, dated August 26, 1996.
10.20(13)*    Expanded and Amended License, Development and Supply
              Agreement dated October 28, 1996 by and between the
              Registrant and Schering-Plough K.K., a Japanese corporation.
10.21(15)     Alpha Rights Acquisition Agreement by and between the
              Registrant and Alpha 1 Biomedicals, Inc., dated December 17,
              1997.
10.22(16)     Purchase and Sale, Pledge and Security Agreement; Release
              dated as of July 23, 1997 by Thomas Moore, in favor of
              SciClone Pharmaceuticals, Inc.
10.23(17)     Preferred Stock Investment Agreement by and among the
              Company, Halifax Fund, L.P., Themis Partners L.P. and
              Heracles Fund dated as of March 27, 1998.

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
10.24(17)     Registration Rights Agreement by and among Registrant,
              Halifax Fund, L.P., Themis Partners L.P. and Heracles Fund
              dated as of April 1, 1998.
10.25(18)     Structured Equity Line Flexible Financing(SM) Agreement by
              and between the Company and Cheyenne LLC dated as of June
              30, 1998.
10.26(18)     Warrant to purchase up to 200,000 shares of Common Stock of the Company issued to Cheyenne LLC dated as of June 30,
              1998.
10.27(18)     Registration Rights Agreement by and between the Company and
              Cheyenne LLC dated as of June 30, 1998.
10.28(19)     Acquisition Agreement between the Company and Sclavo S.p.A.
              dated April 20,1998.
10.29(19)     First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.
10.30(19)     Stock Purchase Warrant dated September 3, 1998.
10.31(20)     Letter Agreement dated as of March 5, 1999 between SciClone
              Pharmaceuticals, Inc. and Thomas Moore.
10.32(20)     Promissory Note dated as of March 5, 1999 by Thomas Moore in favor of SciClone Pharmaceuticals, Inc.
21.1          Subsidiaries of Registrant.
23.1          Consent of Ernst & Young LLP, Independent Auditors.
24.1          Powers of Attorney. See page 53.
27            Financial Data Schedule.

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

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(14) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 14, 1997.

(15) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 26, 1998.

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

(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 1998.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q on November 17, 1998.

(20) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCICLONE PHARMACEUTICALS, INC.

                                          By:     /s/ DONALD R. SELLERS
                                            ------------------------------------
                                                     Donald R. Sellers,
                                               President and Chief Executive
                                                           Officer

Date: March 30, 2000

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
               /s/ DONALD R. SELLERS                    President, Chief Executive      March 30, 2000
---------------------------------------------------      Officer and Interim Chief
                 Donald R. Sellers                          Financial Officer,
                                                       Director (Principal Executive
                                                           Officer and Principal
                                                         Financial and Accounting
                                                                 Officer)

             /s/ JOHN D. BAXTER, M.D.                            Director               March 30, 2000
---------------------------------------------------
              (John D. Baxter, M.D.)

             /s/ EDWIN C. CADMAN, M.D.                           Director               March 30, 2000
---------------------------------------------------
              (Edwin C. Cadman, M.D.)

             /s/ JERE E. GOYAN, PH.D.                      Chairman of Board of         March 30, 2000
---------------------------------------------------              Directors
              (Jere E. Goyan, Ph.D.)

                 /s/ ROLF H. HENEL                               Director               March 30, 2000
---------------------------------------------------
                  (Rolf H. Henel)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         SCICLONE PHARMACEUTICALS INC.

                                                         ADDITIONS
                                                  ------------------------
                                   BALANCE AT     CHARGED TO    CHARGED TO
                                  BEGINNING OF    COSTS AND       OTHER                      BALANCE AT
          DESCRIPTION                PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS    END OF PERIOD
          -----------             ------------    ----------    ----------    ----------    -------------
YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for uncollectable
       accounts.................    $ 76,000            --            --         2,000        $ 74,000
     Inventory Reserve..........     129,000            --            --        48,000          81,000
YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for uncollectable
       accounts.................    $250,000            --            --       174,000        $ 76,000
     Inventory Reserve..........     325,000            --            --       196,000         129,000
YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for uncollectable
       accounts.................    $  7,000        43,000       200,000(1)         --        $250,000
     Inventory Reserve..........     175,000            --       225,000(1)     75,000(2)      325,000

---------------
(1) Transfer from General Reserve

(2) Adjustment to Reserve

                               INDEX TO EXHIBITS

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
  NUMBER                               EXHIBIT                                 PAGE
 -------                               -------                             ------------
 3(i).1(1)   Restated Articles of Incorporation..........................
 3(i).2(2)   Certificate of Amendment of Restated Articles of
             Incorporation...............................................
 3(i).3(14)  Certificate of Determination................................
 3(i).4      Certificate of Determination Regarding the terms of the
             Series C Preferred Stock....................................
 3(ii).1(1)  Bylaws......................................................
 3(ii).2(2)  Certificate of Amendment of Bylaws..........................
 4.2(14)     Rights Agreement dated as of July 25, 1997 between the
             Registrant and Chase Mellon Shareholder Services, L.L.C.....
10.2(3)      License, Development and Supply Agreement, dated January 12,
             1993, between the Registrant and Schering-Plough K.K........
10.4(4)**    Manufacturing Services Agreement dated as of July 27, 1993 by and between SciClone Pharmaceuticals International
             Limited and Sclavo S.p.A....................................
10.5(1)      Services Agreement, dated August 28, 1991, between the
             Registrant and Nichimen Corporation (the "Nichimen Services
             Agreement").................................................
10.6(3)      Restated Nichimen Services Agreement, dated October 5,
             1992........................................................
10.7(2)**    Registrant's 1991 Stock Plan, together with forms of
             agreements thereunder.......................................
10.8(1)**    Registrant's 1992 Stock Plan, together with forms of
             agreements thereunder.......................................
10.10(1)     Lease, dated September 10, 1991, between the Registrant and
             Spieker-Singleton68 concerning property, located at 901
             Mariners Island Boulevard, San Mateo, California, as amended
             (the "Spieker Lease").......................................
10.11(7)     Amendment No. 4 to Spieker Lease, dated October 4, 1994.....
10.12(9)     Amendment No. 7 to Spieker Lease, dated November 14, 1995...
10.13(8)**   Registrant's 1995 Equity Incentive Plan, together with forms of agreement thereunder.....................................
10.14(8)**   Registrant's 1995 Nonemployee Director Stock Option Plan,
             together with forms of agreement thereunder.................
10.16(9)     Employment Agreement dated February 1, 1996 between the
             Registrant and Donald R. Sellers............................
10.17(10)    License Agreement effective April 19, 1996 between the
             Registrant and the National Institute of Health Office of
             Technology Transfer.........................................
10.18(11)    Form of Promissory Note secured by Deed of Trust between
             Registrant and Donald R. Sellers............................
10.19(11)    Amendment No. 8 to Spieker Lease, dated August 26, 1996.....
10.20(13)*   Expanded and Amended License, Development and Supply
             Agreement dated October 28, 1996 by and between the
             Registrant and Schering-Plough K.K., a Japanese
             corporation.................................................
10.21(15)    Alpha Rights Acquisition Agreement by and between the
             Registrant and Alpha 1 Biomedicals, Inc., dated December 17,
             1997........................................................
10.22(16)    Purchase and Sale, Pledge and Security Agreement; Release
             dated as of July 23, 1997 by Thomas Moore, in favor of
             SciClone Pharmaceuticals, Inc. .............................

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
  NUMBER                               EXHIBIT                                 PAGE
 -------                               -------                             ------------
10.23(17)    Preferred Stock Investment Agreement by and among the
             Company, Halifax Fund, L.P., Themis Partners L.P. and
             Heracles Fund dated as of March 27, 1998....................
10.24(17)    Registration Rights Agreement by and among Registrant,
             Halifax Fund, L.P., Themis Partners L.P. and Heracles Fund
             dated as of April 1, 1998...................................
10.25(18)    Structured Equity Line Flexible Financing(SM) Agreement by
             and between the Company and Cheyenne LLC dated as of June
             30, 1998....................................................
10.26(18)    Warrant to purchase up to 200,000 shares of Common Stock of the Company issued to Cheyenne LLC dated as of June 30,
             1998........................................................
10.27(18)    Registration Rights Agreement by and between the Company and
             Cheyenne LLC dated as of June 30, 1998......................
10.28(19)    Acquisition Agreement between the Company and Sclavo S.p.A.
             dated April 20,1998.........................................
10.29(19)    First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.....................
10.30(19)    Stock Purchase Warrant dated September 3, 1998..............
10.31(20)    Letter Agreement dated as of March 5, 1999 between SciClone
             Pharmaceuticals, Inc. and Thomas Moore......................
10.32(20)    Promissory Note dated as of March 5, 1999 by Thomas Moore in favor of SciClone Pharmaceuticals, Inc. ....................
21.1         Subsidiaries of Registrant..................................
23.1         Consent of Ernst & Young LLP, Independent Auditors..........
24.1         Powers of Attorney. See page 53.............................
27           Financial Data Schedule.....................................

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

(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 1998.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q on November 17, 1998.

(20) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.