Form 10-Q
period 2000-03-31
SCICLONE PHARMACEUTICALS INC
filed 2000-05-16
CIK 880771

                                   FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                           -----------   -----------

                        Commission file number: 0-19825

                         SCICLONE PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                    94-3116852
               ----------                                    ----------
    (State or other jurisdiction                          (I.R.S. employer
  of incorporation or organization)                      Identification no.)


   901 MARINER'S ISLAND BLVD., SUITE 205, SAN MATEO, CALIFORNIA         94404
   ------------------------------------------------------------         -----
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

                                 Yes [X] No [ ]

        As of April 25, 2000, 31,461,477 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.


                                      INDEX

PART I.               FINANCIAL INFORMATION                                               PAGE NO.
Item 1.               Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheets as of
                              March 31, 2000 and December 31, 1999                           4

                           Consolidated Statements of Operations for the
                              Three-month periods ended March 31, 2000 and 1999              5

                           Consolidated Statements of Cash Flows for the
                              Three-months periods ended March 31, 2000 and 1999             6

                           Notes to Consolidated Financial Statements                        7

Item 2.               Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               10

Item 3.               Quantitative and Qualitative Disclosures About Market Risk             25

PART II.              OTHER INFORMATION

Item 2.               Changes in Securities and Use of Proceeds                              26

Item 6.               Exhibits and Reports on Form 8-K                                       27

Signatures                                                                                   28

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             March 31,          December 31,
                                                                               2000                 1999
                                                                           -------------       -------------
                                                                            (unaudited)           (Note 1)
Current assets:
    Cash and cash equivalents                                              $   4,852,000       $   1,828,000
    Short-term investments                                                    14,886,000           1,793,000
    Accounts receivable, net                                                   6,446,000           4,343,000
    Inventory                                                                    443,000           1,081,000
    Prepaid expenses and other current assets                                    527,000             685,000
    Assets available-for sale                                                  1,184,000           1,184,000
                                                                           -------------       -------------
Total current assets                                                          28,338,000          10,914,000

Property and equipment, net                                                      208,000             235,000
Other assets                                                                   1,866,000           1,975,000
                                                                           -------------       -------------
Total assets                                                               $  30,412,000       $  13,124,000
                                                                           =============       =============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $   1,868,000       $     825,000
    Accrued compensation and benefits                                            346,000             730,000
    Accrued clinical trials expense                                              336,000             258,000
    Accrued professional fees                                                    648,000             865,000
    Other accrued expenses                                                         7,000             203,000
    Other current liabilities                                                    939,000             942,000
                                                                           -------------       -------------
Total current liabilities                                                      4,144,000           3,823,000

Shareholders' equity:
   Common stock, no par value; 75,000,000 shares authorized;
      30,703,677 and 25,258,395 shares issued and outstanding                142,156,000         124,328,000
    Net unrealized gain on available-for-sale securities                          16,000               2,000
    Accumulated deficit                                                     (115,904,000)       (115,029,000)
                                                                           -------------       -------------
Total shareholders' equity                                                    26,268,000           9,301,000
                                                                           -------------       -------------
Total liabilities and shareholders' equity                                 $  30,412,000       $  13,124,000
                                                                           =============       =============

                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                Three months ended
                                                     March 31,
                                              2000               1999
                                          ------------       ------------
Product revenue                           $  3,499,000       $  1,577,000
Contract revenue                                                  200,000
                                          ------------       ------------

Total revenue                                3,499,000          1,777,000

Cost of product sales                          735,000            359,000
                                          ------------       ------------

Gross profit                                 2,764,000          1,418,000

Operating expenses:
     Research and development                1,259,000          1,912,000
     Marketing                               1,916,000          1,272,000
     General and administrative                643,000            909,000
                                          ------------       ------------
Total operating expenses                     3,818,000          4,093,000
                                          ------------       ------------

Loss from operations                        (1,054,000)        (2,675,000)

Interest and investment income, net            179,000             52,000
                                          ------------       ------------

Net loss                                  $   (875,000)      $ (2,623,000)
                                          ============       ============

Basic and diluted net loss per share      $      (0.03)      $      (0.13)
                                          ============       ============
Shares used in computing basic and
     diluted net loss per share             28,476,234         20,029,333
                                          ============       ============


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three months ended
                                                                                   March 31,
                                                                            2000               1999
                                                                        ------------       ------------
OPERATING ACTIVITIES:
   Net loss                                                             $   (875,000)      $ (2,623,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization
                                                                             153,000             25,000
      Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                   165,000            253,000
         Accounts receivable                                              (2,103,000)          (443,000)
         Inventory                                                           638,000            164,000
         Accounts payable and other accrued expenses                         844,000            210,000
         Accrued compensation and benefits                                  (384,000)           (71,000)
         Accrued clinical trials expense                                      78,000           (293,000)
         Accrued professional fees                                          (217,000)            53,000
                                                                        ------------       ------------
Net cash used in operating activities                                     (1,701,000)        (2,725,000)
                                                                        ------------       ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment
                                                                             (24,000)            (3,000)
   Sale (purchase) of marketable securities, net                         (13,079,000)         1,661,000
                                                                        ------------       ------------
Net cash (used in) provided by investing activities                      (13,103,000)         1,658,000
                                                                        ------------       ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and financing cost, net         17,828,000            (97,000)
   Payment on notes receivable from officer                                       --              1,000
                                                                        ------------       ------------
Net cash provided by (used in) financing activities                       17,828,000            (96,000)
                                                                        ------------       ------------

Net increase (decrease) in cash and cash equivalents                       3,024,000         (1,163,000)
Cash and cash equivalents, beginning of period                             1,828,000          3,490,000
                                                                        ------------       ------------
Cash and cash equivalents, end of period                                $  4,852,000       $  2,327,000
                                                                        ============       ============


                 See notes to consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 1999. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The balance sheet data at December 31, 1999 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim results are not necessarily indicative of results for subsequent interim periods or for the full year.

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

4. For the three-month periods ended March 31, 2000 and 1999, total comprehensive loss amounted to $(861,000) and $(2,618,000), respectively.

5. The following is a summary of available-for sale securities at March 31, 2000:


                                                 Available-for-sale securities
                                 ------------------------------------------------------------
                                                     Gross          Gross         Estimated
                                  Amortized       Unrealized      Unrealized         Fair
                                    Cost             Gains          Losses           Value
                                 -----------      -----------     -----------     -----------
Corporate obligations            $14,870,000      $        --     $    (3,000)    $14,867,000
Corporate equity securities               --           19,000              --          19,000
                                 -----------      -----------     -----------     -----------

                                 $14,870,000      $    19,000     $    (3,000)    $14,886,000
                                 ===========      ===========     ===========     ===========

        As of March 31, 2000, the average portfolio duration was less than one year.

6.      The following is a summary of inventories at March 31, 2000:


Raw materials       $304,000
Finished goods       139,000
                    --------
                    $443,000
                    ========

7.      The following is a summary of other assets at March 31, 2000:

Intangible product rights - net      $1,808,000
Other                                    58,000
                                     ----------
                                     $1,866,000
                                     ==========

        Product rights acquired are being amortized over six years beginning in September 1998. The Company identifies and records impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

8. In January 2000, the Company completed a $5,720,000 private placement to Brown Simpson Asset Management, a strategic institutional investor. Brown Simpson purchased 1,000,000 shares of the Company's common stock at a price of $6.00 per share, a slight premium to market, and five-year warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $7.00 per share. The shares issued upon exercise of the warrants, if any, may not be sold prior to October 18, 2000 if the market price is less than $10.00 per share.

9. In March 2000, the Company completed a $3,100,000 private placement to Italy-based Sigma-Tau Group, one of the leading pharmaceutical companies in Southern Europe. Sigma Tau purchased 198,072 shares of the Company's common stock at $15.14 per share and five-year warrants to purchase an aggregate of 400,000 shares of the Company's common stock, 200,000 of which are exercisable at a price of $15.67 per share and 200,000 of which are exercisable at a price of $31.33 per share. Sigma-Tau may not sell any of the shares purchased in this private placement until March 2, 2001. In addition, Sigma-Tau was not granted any registration rights covering resale of the shares or the shares issuable upon exercise of the warrants.

10. During the quarter ended March 31, 2000, the Company received approximately $8,973,000 in connection with exercises of outstanding options to purchase 450,399 shares of common stock and outstanding warrants to purchase 3,769,342 shares of common stock.

11. The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN(R) and CPX.

12. The Company recognizes revenue from product sales at the time of shipment and recognizes contract/grant revenue when services have been performed. Sales to distributors are recognized at time of shipment when titles to the products are transferred to them. The distributors do not have contractual right of return. In March 1999, the Company received a non-refundable $200,000 FDA Orphan Drug Grant for phase 2 development of CPX. As there were no future performance obligations with respect to this FDA grant, the Company recognized the entire amount as revenue in March 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" and the risks discussed in our other SEC filings, including our Annual Report on Form 10-K filed March 30, 2000 with the SEC.

OVERVIEW

        SciClone Pharmaceuticals, Inc. is a global specialty biopharmaceutical company that develops and commercializes novel medicines for treating a broad range of the world's most serious diseases. We believe the significance, prevalence and diversity of our disease targets, and the known limitations of current treatment alternatives, have created a compelling need for improved therapies, with novel medicines often enjoying premium pricing and rapid market acceptance. Our current product development and commercial activities are focused on this large, unmet market need. Specifically, we have focused our current product development and commercial activities on the following diseases:

        - hepatitis C, an infectious disease affecting 170 million people worldwide;

        - hepatitis B, an infectious disease affecting 350 million people worldwide;

        - the most common and deadliest form of liver cancer worldwide, hepatocellular carcinoma;

        - the deadliest form of skin cancer and one of the most rapidly increasing types of cancer worldwide, malignant melanoma;

        -   HIV, the virus that causes AIDS;

        - drug-resistant tuberculosis, an infectious disease reaching pandemic proportions worldwide; and

        - cystic fibrosis, the most common fatal genetic disease among Caucasians.

        The fundamentals of the markets for therapies that treat cancer, infectious disease and cystic fibrosis that are particularly advantageous for us include:

        -   high incidence and prevalence of these diseases;

        - inadequate treatment alternatives, characterized by limited efficacy and high risks of toxic side effects;

        -   potential for "fast track" FDA review;

        - highly concentrated populations of specialists, allowing a small sales force to be effective; and

        -   favorable pricing and reimbursement environment.

        Our flagship drug is ZADAXIN(R), an immunotherapy. ZADAXIN boosts the body's immune system in the fight against multiple types of cancer and infectious diseases. ZADAXIN is in, or is expected to enter, phase 2 and phase 3 development in the United States, Europe and Japan, the world's largest pharmaceutical markets, targeting six diseases: hepatitis C, hepatitis B, hepatocellular carcinoma, malignant melanoma, HIV and drug-resistant tuberculosis. Approximately 3,000 patients have been treated with ZADAXIN in over 70 clinical trials covering a broad range of life-threatening diseases in which the immune system plays a key role in the patient's ability to fight back.

        Unlike most global specialty biopharmaceutical companies, we are currently selling our lead drug ZADAXIN. ZADAXIN is currently approved for sale in Italy and 19 emerging markets in Asia, Latin America and the Middle East, principally for the treatment of hepatitis C and hepatitis B, and as a vaccine adjuvant. Total ZADAXIN sales for 1999 were $9.1 million, a 151% increase over 1998 sales of $3.6 million, and for the three months ended March 31, 2000, sales were $3.5 million, a 122% increase over sales of $1.6 million in the three months ended March 31, 1999. We have filed 17 ZADAXIN marketing applications and plan to file 8 additional applications in 2000.

        Our second product in clinical development, CPX, is a novel protein-repair therapy for cystic fibrosis, the most common fatal genetic disease among Caucasians. Currently approved drugs treat only the symptoms of cystic fibrosis, not the underlying cause of the disease. CPX, which we in-licensed from the United States National Institutes of Health, is designed to repair the underlying protein-associated defect that is responsible for cystic fibrosis in most patients, not just the symptoms of the disease. CPX is currently undergoing phase 2 development in the United States.

        Additional preclinical drug candidates include SCV-07, the lead orally active compound in our new class of immunotherapies, and DAX. We expect to develop SCV-07 for drug-resistant tuberculosis, cancer and viral hepatitis. DAX is targeted at cystic fibrosis.

        From commencement of our operations in 1989 through March 31, 2000, we had incurred a cumulative net loss of approximately $115.9 million. We expect our operating expenses to increase over the next several years consistent with our expansion of sales, research and development, and preclincial and clinical testing. Our ability to expand our operations or achieve profitability is dependent in part on successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products in the United States, Europe and Japan, entering into additional strategic arrangements for product development and commercialization, where appropriate, obtaining additional financing to support our long-term product development and commercialization efforts, and continuing to transition from a development operation into a successful marketing and development operation.

        Our operating results may fluctuate from period to period as a result of, among other things, market acceptance of ZADAXIN, the timing and costs associated with preclinical and clinical development of our products, the regulatory approval process, and the acquisition of additional product rights. RESULTS OF OPERATIONS

        Total revenue was approximately $3,499,000 for the three-month period ended March 31, 2000, as compared to approximately $1,777,000 for the corresponding period in 1999. For the three-month period ended March 31, 2000, all of our total revenue was derived from sales of ZADAXIN. For the three-month period ended March 31, 2000, four distributors in China accounted for 86% of our ZADAXIN sales. China, like Japan and other Asian countries, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. We currently work with two importing agents who resell ZADAXIN to four distributors within China. We have received ZADAXIN marketing approval in 20 countries but have not yet commercially launched ZADAXIN in all of these countries. We have filed for approval to market ZADAXIN in 17 additional countries and anticipate additional filings in 8 other countries this year. As a result, if we are able to increase sales of ZADAXIN in existing markets, and commence sales of ZADAXIN in new markets once we have secured the requisite regulatory approvals, we expect our product revenue to continue to increase in 2000. However, because the level of ZADAXIN sales in newly approved markets and increased sales in existing markets is dependent upon a number of factors, including our long-term product development and commercialization efforts, particularly those in the United States, Europe and Japan, approved pricing levels, increased market penetration, additional marketing approvals and successful launch activities, we cannot assure you that our product revenue will increase in 2000.

        Cost of product sales was approximately $735,000 for the three-month period ended March 31, 2000, as compared to approximately $359,000 for the corresponding period in 1999. The increase was attributable to increased ZADAXIN sales. We expect cost of sales to vary from quarter to quarter, dependent upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

        Research and development expenses were approximately $1,259,000 for the three-month period ended March 31, 2000, as compared to approximately $1,912,000 for the corresponding period in 1999. The decrease was primarily attributable to decreases in clinical trial expenses, consulting fees and payroll expenses. In general, we expect product research and development expenses to increase quarter to quarter as we pursue our strategy of initiating additional clinical trials and testing, particularly in the United States, acquiring product rights, and expanding regulatory activities.

        Marketing expenses were approximately $1,916,000 for the three-month period ended March 31, 2000, as compared to approximately $1,272,000 for the corresponding period in 1999. The increase relates to increased payroll and travel expenses and expenses for advertising associated with the expansion in our existing ZADAXIN markets. We expect our marketing expenses to increase as we continue to expand our commercialization and marketing efforts and strategic relationships.

        General and administrative expenses were approximately $643,000 for the three-month period ended March 31, 2000, as compared to approximately $909,000 for the corresponding period in 1999. The decrease was attributable to decreased payroll and travel expenses and decreased legal and consulting expenses, partially offset by increased amortization expense. In the near term, we expect general and administrative expenses to increase quarter to quarter as we engage in additional clinical trials and testing, particularly in the United States, and regulatory, pre-commercialization and marketing activities.

        Net interest and investment income was approximately $179,000 for the three-month period ended March 31, 2000, as compared to approximately $52,000 for the corresponding period in 1999. The increase primarily resulted from increased interest and investment income due to higher average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000 and 1999, we had approximately $19,738,000 and $2,591,000, respectively, in cash, cash equivalents and marketable securities. The marketable securities consist primarily of highly liquid short-term investments.

        Net cash used by us in operating activities amounted to approximately $1,701,000 for the three-month period ended March 31, 2000. Net cash used in operating activities in the 2000 period was greater than our net loss for such period due to increases in accounts receivable and decreases in accrued compensation and benefits and accrued professional fees. These uses of cash were partially offset by non-cash charges associated with depreciation and amortization, and decreases in prepayments of certain future expenses and inventory, and increases in accounts payable and other accrued expenses. Net cash used by us in operating activities amounted to approximately $2,725,000 for the three-month period ended March 31, 1999. Net cash used in operating activities in the 1999 period was greater than our net loss for such period due to increases in accounts receivable and decreases in amounts owed to third parties for clinical trials and to employees for compensation and benefits.

        Net cash used in investing activities amounted to approximately $13,103,000 for the three-month period ended March 31, 2000 and related to the net purchase of approximately $13,079,000 of marketable securities and the purchase of approximately $24,000 in equipment and furniture. Net cash provided by investing activities amounted to approximately $1,658,000 for the three-month period ended March 31, 1999 and related to the net sale of approximately $1,661,000 of marketable securities offset by the purchase of approximately $3,000 in equipment and furniture.

        Net cash provided by financing activities for the three-month period ended March 31, 2000 amounted to approximately $17,828,000, primarily consisting of $14,695,000 in net proceeds received from the issuance of common stock and redeemable warrants to institutional and accredited investors, and $3,133,000 in net proceeds from the issuance of common stock under our employee stock purchase plan and issuance of common stock to Sigma-Tau, our European ZADAXIN development and marketing partner. Net cash used in financing activities for the three-month period ended March 31, 1999 amounted to approximately $96,000, primarily consisting of various costs related to our 1998 financing activities and partially offset by net proceeds from issuance of common stock under our employee stock purchase plan.

        Our capital requirements may change depending upon numerous factors, including the level of ZADAXIN sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. Assuming ZADAXIN sales continue to increase quarter to quarter at growth rates similar to what we have achieved over the past nine quarters, management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations. The initiation and continuation of United States clinical development programs could, however, require additional funding either from a collaborative source or through equity or debt financing. The timing and sustainability of our operating profitability and capital requirements may change depending upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly in the United States, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the timing of financing could prevent or delay our long-term product development and commercialization programs. Without additional financing, or if sales do not grow beyond management's expectations, or a combination thereof, management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations for at least the next twelve months.

RISK FACTORS

        You should carefully consider the risks described below, together with all of the other information included in this report on Form 10-Q, before making an investment decision. The risks below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM AND MAY NEVER ACHIEVE PROFITABILITY.

        We have experienced significant operating losses since our inception and as of March 31, 2000, we had an accumulated deficit of $115,904,000. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities.

 IF WE DO NOT INCREASE THE AMOUNT OF REVENUE WE DERIVE FROM SALES OF ZADAXIN AND ACHIEVE OPERATING PROFITABILITY, WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL TO SUPPORT OUR LONG-TERM PRODUCT DEVELOPMENT AND COMMERCIALIZATION PROGRAMS.

        Our strategy in the near term to achieve and sustain operating profitability depends in large part on our ability to:

        -  increase ZADAXIN sales in existing markets;

        -  launch ZADAXIN in new markets;

        - commence and continue clinical programs for, and obtain additional regulatory approvals for, ZADAXIN, CPX, SCV-07, DAX and/or future products, particularly in the United States, Europe and Japan;

        - maintain our partnering arrangements for development and marketing of ZADAXIN in Europe and Japan; and

        - enter into other agreements for product development and commercialization of our products in the United States.

        If we do not increase the revenue we derive from the sales of ZADAXIN and achieve operating profitability, we will need to obtain additional financing to support our long-term product development and commercialization programs. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. If we cannot raise the necessary funds, we will have to reduce our capital expenditures, scale back our development of new products, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves.

        The amount of capital we need will depend on many factors, including:

        -  the level of future ZADAXIN sales;

        - the timing, location, scope and results of ongoing and planned preclinical studies and clinical trials;

        - the cost of manufacturing or obtaining preclinical and clinical materials;

        - the timing and cost involved in applying for and obtaining FDA and international regulatory approvals;

        - the costs involved in filing, prosecuting and enforcing patent claims;

        -  competing technological and market developments;

        - whether any or all of our outstanding common stock warrants are exercised and the timing and amount of these exercises;

        - our ability to establish and maintain strategic arrangements for development, sales, manufacturing and marketing of our products; and

        - whether we elect to establish additional partnering arrangements for development, sales, manufacturing, and marketing of our products.

        Many of the foregoing factors are not within our control. If we need to raise additional funds and such funds are not available on reasonable terms, we may be required to delay or cancel our long-term product development and commercialization programs. We have no commitments or arrangements for additional funding and we may not be able to obtain financing if and when needed. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may include restrictive convenants.

 WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP OR COMMERCIALIZE OUR PRODUCTS.

        Many of our products are in the development stage and will require the commitment of substantial resources, devoted to extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. We have not yet sold any of our products other than ZADAXIN. All of our other products will require further development, clinical testing and regulatory approvals, and we can not assure you that commercially viable products will result from these efforts. We face significant technological risks of failure inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

 IF WE EXPERIENCE DIFFICULTIES IN OUR FOREIGN SALES AND OPERATIONS, OUR FINANCIAL CONDITION WILL BE HARMED.

        Our financial condition in the near term is highly dependent on the sale of ZADAXIN in foreign jurisdictions. If we experience difficulties in our foreign sales and operations, our business will suffer and our financial condition will be harmed. The majority of our ZADAXIN sales are to customers in China. However, ZADAXIN sales in China may be limited due to its low average income and poorly developed infrastructure. In addition, our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to inherent risks, including:

        - difficulties and delays in obtaining pricing approvals and reimbursement;

        -  difficulties and delays in obtaining product health registration;

        -  difficulties and delays in obtaining importation permits;

        -  unexpected changes in regulatory requirements;

        -  tariffs and other barriers;

        -  political instability;

        -  difficulties in staffing and managing foreign operations;

        -  long payment cycles;

        -  difficulties in accounts receivable collection;

        -  currency fluctuations; and

        -  potential adverse tax consequences.

        We do not have any product sales in the United States with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East. In addition, some countries in these territories regulate pharmaceutical prices. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in a free market, which will cause our revenues to fall and our business to suffer.

 IF WE FAIL TO COMPLY WITH GOVERNMENTAL REGULATIONS, OUR BUSINESS WILL SUFFER.

        All new drugs, including our products which have been developed or are currently under development, are subject to extensive and rigorous regulation by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, premarket approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements typically takes several years and the time needed to satisfy them vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of our existing or potential products for a considerable period of time and to impose costly procedures upon our activities. If regulatory approval of our products is granted, such approval may impose limitations on the indicated uses for which our products may be marketed. Further, even if regulatory approval is obtained for a product, later discovery of previously unknown products may result in restrictions of the product, including withdrawal of the product from the market.

 IF WE FAIL TO OBTAIN REGULATORY APPROVALS IN THE UNITED STATES, EUROPE OR JAPAN, OUR REVENUE MAY NOT GROW SIGNIFICANTLY AND OUR STOCK PRICE MAY DECLINE.

        If we fail to obtain regulatory approvals for ZADAXIN in the United States, Europe or Japan for the treatment of hepatitis C, our revenue may not grow significantly and the price of our stock may fall. To secure these approvals in the United States, Europe and Japan, we need favorable results from additional clinical trials of ZADAXIN. We cannot assure you that these additional clinical trials will yield favorable results or that if they do, we will obtain any regulatory approvals.

        Our failure to obtain regulatory approvals for, and successfully commercialize, CPX for the treatment of cystic fibrosis will harm our operations. Our failure to demonstrate, in preclinical and clinical trials, the safety and efficacy of CPX as a treatment for cystic fibrosis and to obtain regulatory approval of CPX in the United States as a treatment for cystic fibrosis will impair our operations. CPX is currently undergoing phase 2 testing in the United States. We cannot assure you that we will not experience delays and difficulties in the preclinical and clinical development of CPX. In addition, clinical trials may prove that CPX is not an effective treatment for cystic fibrosis.

 WE HAVE LIMITED SALES, MARKETING AND DISTRIBUTION CAPABILITIES, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

        We currently have limited sales, marketing and distribution capabilities, and we anticipate that we will be relying on third parties to sell, market and distribute our products in the foreseeable future. If our arrangements with third parties are not successful, or if we are unable to enter into third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. Our plans to expand may not succeed, or we may lack the sufficient resources to expand in a timely manner. If we do develop such capabilities, we will compete with other companies that have experienced and well funded operations. If we fail to establish successful sales and marketing capabilities or to enter into successful marketing arrangements with third parties, or if our third party distributors fail to perform their obligations, our business and operations will be materially and adversely affected.

 IF WE FAIL TO SUCCESSFULLY MARKET AND COMMERCIALIZE OUR PRODUCTS, OUR REVENUE WILL NOT GROW.

        Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in additional markets, our revenue and operating results will suffer. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to:

        - convince prospective strategic partners and customers that our products are an attractive alternative to other treatments and therapies; and

        - manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

        In many of our current markets for ZADAXIN, particularly China, low average per capita income and poorly developed distribution infrastructure make it difficult to successfully commercialize ZADAXIN.

 IF WE ARE NOT ABLE TO ESTABLISH AND MAINTAIN ADEQUATE MANUFACTURING AND SUPPLY RELATIONSHIPS, THE DEVELOPMENT AND SALE OF OUR PRODUCTS COULD BE IMPAIRED.

        To be successful, our products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We may not be able to maintain the long-term manufacturing relationships we currently have with our suppliers of ZADAXIN and CPX. Manufacturing interruptions, if any, could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business. We have recently changed and upgraded our manufacturing source of ZADAXIN for our international markets, excluding Japan. In some countries, this change may require additional regulatory approvals. If we do not obtain the required regulatory approvals of this manufacturing change in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved. Either of these results will hurt our business.

        Manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale-up manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and harm us.

 IF WE DO NOT OBTAIN RIGHTS TO ADDITIONAL PRODUCTS FROM THIRD PARTIES, OUR REVENUE MAY DECLINE AND OUR FUTURE DEVELOPMENT EXPENSES MAY INCREASE.

        We are only actively pursuing clinical development of ZADAXIN and CPX at this time. If we do not license or otherwise acquire rights to additional drugs or advance SCV-07 and DAX, the other products to which we have in-licensed rights, from preclinical into clinical development, we may have a shortage of drugs to develop and commercialize. Any shortage in the number of drugs that we are able to develop and commercialize may cause our revenues to fall and increase our future development expenses.

 COMMERCIALIZATION OF SOME OF OUR PRODUCTS DEPENDS ON COLLABORATIONS WITH OTHERS. IF OUR COLLABORATORS ARE NOT SUCCESSFUL, OR IF WE ARE UNABLE TO FIND FUTURE COLLABORATORS, WE MAY NOT BE ABLE TO PROPERLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

        We depend on our licensees to develop and promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. We have exclusively sublicensed our rights to develop and market ZADAXIN in Europe to Sigma-Tau S.p.A. and in Japan to Schering-Plough K.K. However, we generally do not have control over the amount and timing of resources that Sigma-Tau and Schering Plough devote to their ZADAXIN development activities. If they do not perform their obligations as we expect, our development expenses would increase and the development and sale of our products could be limited or delayed, which could cause our business to suffer and our stock price to decline. In addition, these companies already have a substantial commitment to alpha interferon, which is an approved drug for cancer, hepatitis B and hepatitis C in Europe and Japan. Our relationships with these companies may not be successful. Disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators, and we may not be able to negotiate similar additional arrangements in the future in Europe and Japan or other major markets to develop and commercialize ZADAXIN.

 IF WE FAIL TO PROTECT OUR PRODUCTS, TECHNOLOGIES AND TRADE SECRETS, WE MAY NOT BE ABLE TO SUCCESSFULLY USE, MANUFACTURE OR MARKET AND SELL OUR PRODUCTS OR WE MAY FAIL TO ADVANCE OR MAINTAIN OUR COMPETITIVE POSITION.

        Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies, to preserve our trade secrets and to avoid infringing on the proprietary rights of third parties. Our pending patent applications may not result in the issuance of patents in the future. Our patent applications may not have priority over others' applications and, even if any patents are issued, they may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture or market our products or maintain our competitive position with respect to our products. Many of our patents relating to ZADAXIN have expired, and we have rights to other patents and patent applications relating to ZADAXIN under exclusive licenses. If we breach the terms of any of these licenses, we could lose our rights to these patents and patent applications.

        Our commercial success also depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against such claims, even if unmeritorious, would require us to devote resources and attention that could have been directed to our operation and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

        Pharmaceuticals are either not patentable or have only recently become patentable in some of the countries outside of the United States, in which we have exclusive rights to ZADAXIN. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

 IF WE FAIL TO OBTAIN REGULATORY APPROVALS IN COUNTRIES IN WHICH OUR PRODUCTS HAVE NOT BEEN APPROVED, OUR REVENUE GROWTH MAY BE HARMED.

        The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN, CPX and our other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN, CPX and any other products must be approved by the FDA or its foreign counterparts before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in countries with established clinical trial review procedures is uncertain, and this may delay the grant of regulatory approvals for ZADAXIN. Our failure to obtain, develop, market and sell our products in countries where we currently do not have such approvals may limit the growth of our revenues.

        We may not be able to commence or complete the clinical trials we have sponsored or are planning relating to ZADAXIN and CPX in a timely or cost-effective manner. Even if completed, these trials may not fulfill the applicable regulatory approval criteria, in which case we will not be able to obtain regulatory approvals in these countries. Failure to obtain additional regulatory approvals will harm our operating results. In addition, adverse results in our development programs also could result in restrictions on the use of ZADAXIN and, if approved, CPX.

        Our failure, or the failure by one or more of our partners, to comply with applicable United States or foreign regulatory requirements could, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions. In addition, government regulations may be established or imposed which prevent or delay regulatory approval of ZADAXIN, CPX or our future products.

        Our ability to obtain regulatory approval in one country may be delayed or adversely affected by the timing of regulatory activities and approvals in other countries, particularly if we do not participate in the regulatory approval process in these other countries. Any delay or failure to achieve regulatory approvals may limit our potential future revenue.

 IF WE MAKE ANY ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

        If appropriate opportunities become available, we may attempt to acquire products, product candidates or businesses that we believe fit strategically with our business. We currently have no commitments or agreements with respect to material acquisitions. If we do undertake any transaction of this tort, the process of integrating an acquired product, product candidate or business may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for our ongoing business development plans. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our business, financial condition and results of operations.

 WE MAY LOSE MARKET SHARE OR OTHERWISE FAIL TO COMPETE EFFECTIVELY IN THE INTENSELY COMPETITIVE BIOPHARMACEUTICAL INDUSTRY.

        Competition in the biopharmaceutical industry is intense and we expect that competition to increase. Our success depends on our ability to compete. We believe that the principal competitive factors in this industry include the efficacy, safety, price, therapeutic regimen and manufacturing quality assurance associated with a given drug. Our competitors include bio-pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, that are actively engaged in research and development of chronic and life-threatening diseases such as hepatitis C, hepatitis B, cancer, immune system disorders and cystic fibrosis.

        Most of our competitors, particularly large bio-pharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than we do. Most of them also have extensive experience in undertaking the clinical testing and obtaining the regulatory approvals necessary to market drugs. We currently rely on sales of ZADAXIN as a treatment for hepatitis C and hepatitis B as our primary source of revenue. However, several large bio-pharmaceutical companies have substantial commitments to alpha interferon, which is an approved drug for treating hepatitis B and hepatitis C and the primary competitor to ZADAXIN. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for hepatitis C, hepatitis B, cystic fibrosis, cancer and other diseases that will be superior to ours. Increased competitive pressure could also lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results.

 IF THIRD-PARTY REIMBURSEMENT IS NOT AVAILABLE OR PATIENTS CANNOT OTHERWISE PAY FOR ZADAXIN, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ZADAXIN.

        If third-party reimbursement, either from government health administration authorities, private health insurers and other organizations, is not available or patients cannot otherwise pay for ZADAXIN, we may not be able to successfully market ZADAXIN. Third-party reimbursement for new therapeutic products such as ZADAXIN is highly uncertain and may not be available for our future products. In most of the foreign countries in which we sell ZADAXIN or intend to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is not widely available. The failure to obtain third-party reimbursement for our products will hurt our business. In the United States, proposed health care reforms could limit the amount of third-party reimbursement available for our products. In many countries where we have marketing rights to ZADAXIN, government resources and per capita income may be so low that our products will be prohibitively expensive. In these countries, we may not be able to market our products on economically favorable terms, if at all.

        Efforts by governmental and third-party payors to contain or reduce health care costs could cause us to reduce the prices at which we market our drugs, which will reduce our gross margins and may harm our business. There are efforts by governmental and third-party payors to contain or reduce the costs of health care through various means. We expect that there will continue to be a number of legislative proposals to implement government controls. The announcement of proposals or reforms could cause us to reduce the prices at which we market our drugs, which will reduce our gross margins and may harm our business.

 IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL, HIGHLY SKILLED PERSONNEL REQUIRED FOR THE EXPANSION OF OUR ACTIVITIES, OUR BUSINESS WILL SUFFER.

        We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and international nature of our business. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, numerous key responsibilities at SciClone are assigned to a small number of individuals, including our president and chief executive officer, chief operating officer, chief business officer and our regional managing director for greater China. If we are unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would adversely be affected. At this time, we do not maintain "key person" life insurance on any of our key personnel.

 WE MAY BE SUBJECT TO PRODUCT LIABILITY LAWSUITS AND OUR INSURANCE MAY BE INADEQUATE TO COVER DAMAGES.

        Clinical trials or marketing of any of our current and potential products may expose us to liability claims from the use of these products. We currently carry product liability insurance. However, we cannot be certain that we will be able to maintain insurance on acceptable terms for clinical and commercial activities or that the insurance would be sufficient to cover any potential product liability claim or recall. If we fail to have sufficient coverage, our business, results of operation and cash flows could be adversely affected.

 IF WE ARE UNABLE TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, OUR BUSINESS MAY BE HARMED.

        We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of hazardous materials at our facilities. In the event of an accident, we could be liable for any damages that result, and the liability could exceed our resources. While we currently outsource our research and development programs involving the controlled use of biohazardous materials, if in the future we conduct these programs, we might be required to incur significant cost to comply with the environmental laws and regulations.

 THE PRICE OF OUR COMMON STOCK HAS EXPERIENCED SUBSTANTIAL VOLATILITY AND MAY FLUCTUATE DUE TO FACTORS BEYOND OUR CONTROL.

        There has been significant volatility in the market prices for publicly traded shares of pharmaceutical and biotechnology companies, including ours. The following factors may have an adverse impact on the market price of our common stock:

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

        -  changes in third-party reimbursement policies for our products; and

        -  fluctuations in our operating results.

        In 1999, the price of our common stock fluctuated from a low of $1.06 to a high of $6.13. On May 1, 2000, our common stock closed at a price of $10.87. The price of our common stock may not remain at or exceed current levels.

 SUBSTANTIAL SALES OF OUR STOCK OR CONVERTIBLE SECURITIES MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

        As of May 1, 2000, stock options for 4,124,093 shares of common stock were outstanding, of which options for 3,124,172 shares were currently exercisable, and there were warrants exercisable for 2,052,623 shares of common stock outstanding. Upon exercise and issuance, all of these shares of common stock will be freely tradable.

        Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our shareholders will be reduced and the price of our common stock may fall.

 ISSUING PREFERRED STOCK WITH RIGHTS SENIOR TO THOSE OF OUR COMMON STOCK COULD ADVERSELY AFFECT HOLDERS OF COMMON STOCK.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates we invest in short term securities and maintain an average maturity of less than 1 year. A hypothetical 60 basis point increase in interest rates would result in an approximate $28,098 decrease (less than 0.6%) in fair value of our available-for-sale securities.

        The potential change noted above is based on sensitivity analyses performed on our financial positions at March 31, 2000. Actual results may differ materially.

 PART II.  OTHER INFORMATION


 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c)  Recent Sales of Unregistered Securities

        In January 2000, we completed a $5,720,000 private placement to Brown Simpson Asset Management, a strategic institutional investor. Brown Simpson purchased 1,000,000 shares of our common stock at a price of $6.00 per share, a slight premium to market, and five-year warrants to purchase 800,000 shares of our common stock at an exercise price of $7.00 per share. The shares issued upon exercise of the warrants, if any, may not be sold prior to October 18, 2000 if the market price is less than $10.00 per share.

        In March 2000, we completed a $3,100,000 private placement to Italy-based Sigma-Tau Group, one of the leading pharmaceutical companies in Southern Europe. Sigma Tau purchased 198,072 shares of our common stock at $15.14 per share and five-year warrants to purchase an aggregate of 400,000 shares of our common stock, 200,000 of which are exercisable at a price of $15.67 per share and 200,000 of which are exercisable at a price of $31.33 per share. Sigma-Tau may not sell any of the shares purchased in this private placement until March 2, 2001. In addition, Sigma-Tau was not granted any registration rights covering resale of the shares or the shares issuable upon exercise of the warrants.

        During the quarter ended March 31, 2000, we received approximately $8,973,000 in connection with exercises of outstanding options to purchase 450,399 shares of common stock and outstanding warrants to purchase 3,769,342 shares of common stock.

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

                10.5 Common Stock Purchase Agreement between SciClone Pharmaceuticals, Inc. and Sigma-Tau Finance S.A., dated March 3, 2000.

                10.6 Form of Sigma-Tau Finance S.A. Warrant to Purchase Shares of Common Stock of SciClone Pharmaceuticals, Inc., dated March 3, 2000

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


                                           SCICLONE PHARMACEUTICALS, INC.
                                                    (Registrant)



Date:  May 15, 2000                                Donald R. Sellers
                                     -----------------------------------------
                                                   Donald R. Sellers
                                         President, Chief Executive Officer and
                                            Interim Chief Financial Officer
                                            (Principal Executive Officer and
                                       Principal Financial & Accounting Officer)

                 Exhibit
                 Number                  Description
                --------                 -----------
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

                10.4    Prospectus to January 18, 2000 private placement
                        (incorporated by reference to the Company's filing pursuant to Ru1e 424(b)(3) (No. 333-30938) filed with the Commission on April 25, 2000).

                10.5    Common Stock Purchase Agreement between SciClone
                        Pharmaceuticals, Inc. and Sigma-Tau Finance S.A., dated
                        March 3, 2000.

                10.6    Form of Sigma-Tau Finance S.A. Warrant to Purchase
                        Shares of Common Stock of SciClone Pharmaceuticals,
                        Inc., dated March 3, 2000

                27      Financial Data Schedule