Form 10-Q
period 2000-06-30
SCICLONE PHARMACEUTICALS INC
filed 2000-08-11
CIK 880771

                                   FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

                                          OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________________to __________________

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

                  Yes  [X]          No    [ ]

                  As of July 10, 2000, 31,639,074 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                              PAGE NO.

Item 1.     Condensed Consolidated Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets as of June 30, 2000 and
                     December 31, 1999                                                             3

                 Condensed Consolidated Statements of Operations for the Three month and
                     Six-month periods ended June 30, 2000 and 1999                                4

                 Condensed Consolidated Statements of Cash Flows for the Six-month
                     periods ended June 30, 2000 and 1999                                          5

                 Notes to Condensed Consolidated Financial Statements                              6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                            24

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                                             25

Item 4.     Submission of Matters to a Vote of Security Holders                                   26

Item 6.     Exhibits and Reports on Form 8-K                                                      27

Signatures                                                                                        28

PART I.     FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                   June 30,         December 31,
                                                                                     2000              1999
                                                                                 -------------     -------------
                                                                                  (unaudited)         (Note 1)
Current assets:
    Cash and cash equivalents                                                    $  18,001,000     $   1,828,000
    Short-term investments                                                                  --         1,793,000
    Accounts receivable, net                                                         8,220,000         4,343,000
    Inventory                                                                        1,154,000         1,081,000
    Prepaid expenses and other current assets                                          717,000           685,000
    Assets available-for sale                                                        1,184,000         1,184,000
                                                                                 -------------     -------------
Total current assets                                                                29,276,000        10,914,000

Property and equipment, net                                                            187,000           235,000
Other assets                                                                         1,786,000         1,975,000
                                                                                 -------------     -------------
Total assets                                                                     $  31,249,000     $  13,124,000
                                                                                 =============     =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $   1,440,000     $     825,000
    Accrued compensation and benefits                                                  530,000           730,000
    Accrued clinical trials expense                                                    655,000           258,000
    Accrued professional fees                                                          699,000           865,000
    Other accrued expenses                                                              11,000           203,000
    Other current liabilities                                                          936,000           942,000
                                                                                 -------------     -------------
Total current liabilities                                                            4,271,000         3,823,000

Shareholders' equity:
    Common stock, no par value; 75,000,000 shares authorized; 31,639,074 and
       25,258,395 shares issued and outstanding at June 30, 2000 and December
       31, 1999, respectively                                                      143,459,000       124,328,000
    Net unrealized gain on available-for-sale securities                                12,000             2,000
    Accumulated deficit                                                           (116,493,000)     (115,029,000)
                                                                                 -------------     -------------
Total shareholders' equity                                                          26,978,000         9,301,000
                                                                                 -------------     -------------
Total liabilities and shareholders' equity                                       $  31,249,000     $  13,124,000
                                                                                 =============     =============


            See notes to condensed consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                           Three months ended                  Six months ended
                                                 June 30,                          June 30,
                                           2000             1999             2000             1999
                                       ------------     ------------     ------------     ------------
Product revenue                        $  4,206,000     $  2,001,000     $  7,705,000     $  3,578,000
Contract revenue                                 --          107,000               --          307,000
                                       ------------     ------------     ------------     ------------

Total revenue                             4,206,000        2,108,000        7,705,000        3,885,000

Cost of product sales                       849,000          397,000        1,584,000          756,000
                                       ------------     ------------     ------------     ------------

Gross profit                              3,357,000        1,711,000        6,121,000        3,129,000

Operating expenses:
     Research and development             1,297,000          891,000        2,556,000        2,803,000
     Marketing                            2,036,000        1,485,000        3,952,000        2,757,000
     General and administrative             897,000          863,000        1,540,000        1,772,000
                                       ------------     ------------     ------------     ------------
Total operating expenses                  4,230,000        3,239,000        8,048,000        7,332,000
                                       ------------     ------------     ------------     ------------

Loss from operations                       (873,000)      (1,528,000)      (1,927,000)      (4,203,000)

Interest and investment income, net         284,000           17,000          463,000           69,000
                                       ------------     ------------     ------------     ------------

Net loss                               $   (589,000)    $ (1,511,000)    $ (1,464,000)    $ (4,134,000)
                                       ============     ============     ============     ============

Net loss per common share (basic &
     diluted)                          $      (0.02)    $      (0.07)    $      (0.05)    $      (0.20)
                                       ============     ============     ============     ============

Weighted average shares used in
     computing per share amounts         31,442,890       20,622,801       29,599,825       20,327,706
                                       ============     ============     ============     ============

            See notes to condensed consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                     Six months ended
                                                                                         June 30,
                                                                                    2000            1999
                                                                               ------------     -----------
OPERATING ACTIVITIES:
Net loss                                                                       $ (1,464,000)    $(4,134,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  295,000          84,000
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                          (48,000)        441,000
         Accounts receivable                                                     (3,877,000)     (1,365,000)
         Inventory                                                                  (73,000)        228,000
         Accounts payable and other accrued expenses                                418,000         266,000
         Accrued compensation and benefits                                         (200,000)        232,000
         Accrued clinical trials expense                                            397,000      (1,504,000)
         Accrued professional fees                                                 (166,000)         73,000
                                                                               ------------     -----------
Net cash used in operating activities                                            (4,718,000)     (5,679,000)
                                                                               ------------     -----------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                             (43,000)        (14,000)
     Sale of marketable securities, net                                           1,803,000       1,918,000
                                                                               ------------     -----------
Net cash provided by investing activities                                         1,760,000       1,904,000
                                                                               ------------     -----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock net of financing cost                     19,131,000         889,000
Payment on notes receivable from officer                                                 --         235,000
                                                                               ------------     -----------
Net cash provided by financing activities                                        19,131,000       1,124,000
                                                                               ------------     -----------

Net increase (decrease) in cash and cash equivalents                             16,173,000      (2,651,000)
Cash and cash equivalents, beginning of period                                    1,828,000       3,490,000
                                                                               ------------     -----------
Cash and cash equivalents, end of period                                       $ 18,001,000     $   839,000
                                                                               ============     ===========


            See notes to condensed consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

3. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is required to be adopted in the quarter ended December 31, 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

4. For the six-month periods ended June 30, 2000 and 1999, the Company's total comprehensive loss amounted to $(1,454,000) and $(4,136,000), respectively.

5.      The following is a summary of inventories at June 30, 2000:

         Raw materials                 $1,107,000
         Finished goods                    47,000
                                       ----------
                                       $1,154,000
                                       ==========

6.       The following is a summary of other assets at June 30, 2000:

         Intangible product rights - net     $1,705,000
         Other                                   81,000
                                             ----------
                                             $1,786,000
                                             ==========

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

7. For the three-month period ended June 30, 2000, the Company received approximately $1,313,000 in connection with exercises of outstanding options to purchase 58,961 shares of common stock and outstanding warrants to purchase 828,348 shares of common stock.

8. The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN(R) and CPX.

9. The Company recognizes revenue from product sales at the time of shipment and recognizes contract/grant revenue when services have been performed. Sales to distributors are recognized at time of shipment when title to the products are transferred to them. The distributors do not have a contractual right of return.

10. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") 96-18. Warrants issued in connection with equity and debt arrangements are valued using the Black-Scholes option valuation model. Warrants issued to placement agents and similar parties in connection with equity financing efforts are accounted as stock issuance cost with an equal amount recorded as additional paid-in capital. Warrants issued to purchasers of the Company's equities are not specifically accounted for as their value is a sub-component of additional paid-in capital. The fair value of warrants issued in connection with debt arrangements, if material, is accounted for as a debt discount and amortized as additional interest expense over the term of the related debt.

11. Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options & warrants are excluded, as their effect is antidilutive.

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

OVERVIEW

         SciClone Pharmaceuticals, Inc. is a global specialty biopharmaceutical company that acquires, develops and commercializes novel medicines for treating a broad range of the world's most serious diseases. We believe the significance, prevalence and diversity of our disease targets, and the known limitations of current treatment alternatives, have created a compelling need for improved therapies, with novel medicines often enjoying premium pricing and rapid market acceptance. Our current product development and commercial activities are focused on this large, unmet market need. Specifically, we have focused our current product development and commercial activities on the following diseases:

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

         Our flagship drug is ZADAXIN(R), an immunotherapy. ZADAXIN boosts the body's immune system in its fight against multiple types of cancer and infectious diseases. In the U.S., Europe and Japan, the world's largest pharmaceutical markets, ZADAXIN is in, or is expected to enter, phase 2 and phase 3 development targeting four diseases: hepatitis C, hepatitis B, hepatocellular carcinoma and malignant melanoma. ZADAXIN has been administered to over 3,000 subjects in over 70 clinical trials covering a broad range of life threatening diseases and an estimated 7,000 patients commercially with virtually no serious drug related side effects.

         Unlike most biotechnology companies, we are currently selling our lead drug -- ZADAXIN. ZADAXIN is currently approved for sale in Italy and 19 emerging markets in Asia, Latin America and the Middle East, principally for the treatment of hepatitis C and hepatitis B, and as a vaccine adjuvant for patients with weakened immune systems. Total ZADAXIN sales for 1999 were $9.1 million, a 151% increase over 1998 sales of $3.6 million, and for the six-months ended June 30, 2000, sales were $7.7 million, a 115% increase over sales of $3.6 million in the six months ended June 30, 1999. We have filed 17 ZADAXIN marketing applications.

         Our second product in clinical development, CPX, is a novel, orally available, protein-repair therapy for cystic fibrosis, the most common fatal genetic disease among Caucasians. Currently approved drugs treat only the symptoms of cystic fibrosis, not the underlying cause of the disease. CPX, which we in-licensed from the United States National Institutes of Health, is designed to repair the underlying protein-associated defect that is responsible for cystic fibrosis in over 70% of patients, not just the symptoms of the disease. CPX is currently undergoing phase 2 development in the U.S.

         Additional preclinical drug candidates include SCV-07, the lead orally active compound in our new class of immunotherapies, and DAX, a potential second generation protein-repair therapy. We expect to develop SCV-07 for drug-resistant tuberculosis, cancer and hepatitis. DAX is targeted at cystic fibrosis.

         From commencement of our operations in 1989 through June 30, 2000, we had incurred a cumulative net loss of approximately $116.5 million. We expect our operating expenses to increase over the next several years consistent with our expansion of sales, research and development, and preclincial and clinical testing. Our ability to expand our operations or achieve profitability is dependent in part on successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products in the U.S., Europe and Japan, entering into additional strategic arrangements for product development and commercialization, where appropriate, obtaining additional financing to support our long-term product development and commercialization efforts, and continuing to transition from a development operation into a successful marketing and development operation.

        Our operating results may fluctuate from period to period as a result of, among other things, market acceptance of ZADAXIN, the timing and costs associated with preclinical and clinical development of our products, particularly ZADAXIN, the regulatory approval process, and the acquisition of additional product rights.

RESULTS OF OPERATIONS

        Total revenue was approximately $4,206,000 and $7,705,000 for the three-month and six-month periods ended June 30, 2000, as compared to approximately $2,108,000 and $3,885,000 for the corresponding period in 1999. For the six-month period ended June 30, 2000, all of our total revenue was derived from sales of ZADAXIN. For the six month period ended June 30, 1999, $307,000 of the $3,885,000 was contract revenue. For the three-month period ended June 30, 2000, four distributors in China accounted for 78% of our ZADAXIN sales. We have received ZADAXIN marketing approval in 20 countries, but we have not yet commercially launched ZADAXIN in all of these countries. ZADAXIN sales to China continue to grow, but demonstrated this quarter, as more markets are brought into the mix, China's percentage of overall sales should decrease over time. We have filed for approval to market ZADAXIN in 17 additional countries. As a result, if we are able to increase sales of ZADAXIN in existing markets, and commence sales of ZADAXIN in new markets once we have secured the requisite regulatory approvals, we expect our product revenue to continue to increase in 2000. However, because the level of ZADAXIN sales in newly approved markets and increased sales in existing markets is dependent upon a number of factors, including our long-term product development and commercialization efforts, particularly those in the U.S., Europe and Japan, approved pricing levels, increased market penetration, additional marketing approvals and successful launch activities, we cannot assure you that our product revenue will continue to increase in 2000.

        Cost of product sales was approximately $849,000 and $1,584,000 for the three-month and six-month periods ended June 30, 2000, as compared to approximately $397,000 and $756,000 for the corresponding periods in 1999. The increase was attributable to increased ZADAXIN sales. We expect cost of product sales to vary from quarter to quarter, dependent upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

        Research and development expenses were approximately $1,297,000 and $2,556,000 for the three-month and six-month periods ended June 30, 2000, as compared to approximately $891,000 and $2,803,000 for the corresponding periods in 1999. The increase in the comparable three-month period was primarily attributable to increases in clinical trial expenses, license fees and professional services partially offset by decreased payroll expenses. The decrease in the six-month period was primarily attributable to decreased payroll expenses, legal fees and consulting fees partially offset by increased clinical trial expenses. We expect product research and development expenses to increase quarter to quarter as we execute our strategies of initiating additional clinical trials and testing, particularly trials relating to ZADAXIN in the U.S. and Japan, acquiring product rights, and continuing and expanding regulatory activities.

        Marketing expenses were approximately $2,036,000 and $3,952,000 for the three-month and six-month periods ended June 30, 2000, as compared to approximately $1,485,000 and $2,757,000 for the corresponding periods in 1999. The increase relates to increased payroll expenses and expenses for advertising associated with the expansion in our existing ZADAXIN markets. We expect our marketing expenses to increase as we continue to expand our commercialization and marketing efforts and strategic relationships.

         General and administrative expenses were approximately $897,000 and $1,540,000 for the three-month and six-month periods ended June 30, 2000, as compared to approximately $863,000 and $1,772,000 for the corresponding periods in 1999. The increase in the comparable three-month period was primarily attributable to increased fees for professional services partially offset by decreased payroll expenses. The decrease in the six-month period is primarily attributable to decreased payroll, legal and consulting expenses, partially offset by increased fees for other professional services. In the near term, we expect general and administrative expenses to increase quarter to quarter as we initiate and continue additional clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, and regulatory, pre-commercialization and marketing activities.

         Net interest and investment income was approximately $284,000 and $463,000 for the three-month and six-month periods ended June 30, 2000, as compared to approximately $17,000 and $69,000 for the corresponding period in 1999. The increase primarily resulted from increased interest and investment income due to higher average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000 and 1999, we had approximately $18,001,000 and $846,000, respectively, in cash, cash equivalents and marketable securities. The marketable securities consist primarily of highly liquid short-term investments.

         Net cash used by us in operating activities amounted to approximately $4,718,000 for the six-month period ended June 30, 2000. Net cash used in operating activities in the 2000 period was greater than our net loss for such period due to increases in accounts receivable and decreases in accrued compensation and benefits and accrued professional fees. These uses of cash from increased ZADAXIN sales were partially offset by non-cash charges associated with depreciation and amortization, and increases in prepayments of certain future expenses, inventory, accounts payable and other accrued expenses. Net cash used by us in operating activities amounted to approximately $5,679,000 for the six-month period ended June 30, 1999. Net cash used in operating activities in the 1999 period was greater than our net loss for such period due to increases in accounts receivable from increased ZADAXIN sales and decreases in amounts owed to third parties for clinical trials and to employees for compensation and benefits.

         Net cash provided by investing activities amounted to approximately $1,760,000 for the six-month period ended June 30, 2000 and related to the net sale of approximately $1,803,000 of marketable securities and the purchase of approximately $43,000 in equipment and furniture. Net cash provided by investing activities amounted to approximately $1,904,000 for the six-month period ended June 30, 1999 and related to the net sale of approximately $1,918,000 of marketable securities offset by the purchase of approximately $14,000 in equipment and furniture.

         Net cash provided by financing activities for the six-month period ended June 30, 2000 amounted to approximately $19,131,000 in net proceeds, approximately $5,652,000 of which related to a private placement of common stock and redeemable warrants to institutional investors, approximately $8,606,000 from the exercise of outstanding redeemable warrants to purchase common stock by institutional and accredited investors, approximately $93,000 in net proceeds from the issuance of common stock under our employee stock purchase plan, approximately $3,100,000 in net proceeds from a private placement to Sigma-Tau, our European ZADAXIN development and marketing partner, and approximately $1,680,000 in connection with exercises of outstanding options under our employee stock option plans. Net cash provided by financing activities for the six-month period ended June 30, 1999 amounted to approximately $1,124,000, primarily consisting of $1,000,000 in net proceeds received from a private placement of unregistered common stock to Sigma-Tau, repayment of $235,000 on a note receivable from an officer, and net proceeds from issuances of common stock under our employee stock purchase plan offset by $111,000 in various costs related to our 1999 financing activities.

         Our capital requirements may change depending upon numerous factors, including the level of ZADAXIN sales, the availability of complementary products, technologies and businesses, the initiation of and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. Assuming ZADAXIN sales continue to increase quarter to quarter at growth rates similar to what we have achieved over the past ten quarters, management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations. The initiation and continuation of U.S. and Japanese clinical development programs could, however, require additional funding either from a collaborative source or through equity or debt financing. The timing and sustainability of our operating profitability and capital requirements may change depending upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the timing of financing could prevent or delay our long-term product development and commercialization programs.

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

         We have experienced significant operating losses since our inception and as of June 30, 2000, we had an accumulated deficit of $116,493,000. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities. Accordingly, we may never achieve profitability.

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

         -    launch ZADAXIN in new markets; and

         - commence and continue clinical programs for, and obtain additional regulatory approvals for, ZADAXIN, CPX, SCV-07, DAX and/or future products, particularly in the U.S., Europe and Japan.

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

         Many of the foregoing factors are not within our control. If we need to raise additional funds and such funds are not available on reasonable terms, we may be required to delay or cancel our long-term product development and commercialization programs. We have no commitments or arrangements for additional funding and we may not be able to obtain financing if and when needed. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may include restrictive covenants.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP OR COMMERCIALIZE OUR PRODUCTS.

         Many of our products are in the development stage and will require the commitment of substantial resources, devoted to extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. We have not yet sold any product other than ZADAXIN. All of our other products will require further preclinical development, clinical testing and regulatory approvals, and we can not assure you that commercially viable products will result from these efforts. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

IF WE EXPERIENCE DIFFICULTIES IN OUR FOREIGN SALES AND OPERATIONS, OUR FINANCIAL CONDITION WILL BE HARMED.

         Our financial condition in the near term is highly dependent on the sale of ZADAXIN in foreign jurisdictions. If we experience difficulties in our foreign sales and operations, our business will suffer and our financial condition will be harmed. The majority of our ZADAXIN sales are to customers in China. Sales of ZADAXIN in China may be limited due to its low average income and poorly developed infrastructure. In addition, our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including:

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

         -    currency fluctuations; and

         -    potential adverse tax consequences.

         We do not have any product sales in the U.S. with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East. In addition, some countries in these regions regulate pharmaceutical prices. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in a free market, which will cause our revenues to fall and our business to suffer.

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

         If we fail to obtain regulatory approvals for ZADAXIN in the U.S., Europe or Japan for the treatment of hepatitis C, our revenue may not grow significantly and the price of our stock may fall. To secure these approvals in the U.S., Europe and Japan, we need favorable results from additional clinical trials of ZADAXIN. We cannot assure you that these additional clinical trials will yield favorable results or that if they do, we will obtain any regulatory approvals.

         Our failure to obtain regulatory approvals for, and successfully commercialize, CPX for the treatment of cystic fibrosis will harm our operations. Our failure to demonstrate, in preclinical and clinical trials, the safety and efficacy of CPX as a treatment for cystic fibrosis and to obtain regulatory approval of CPX in the U.S. as a treatment for cystic fibrosis will impair our operations. CPX is currently undergoing phase 2 testing in the U.S. We cannot assure you that we will not experience delays and difficulties in the preclinical and clinical development of CPX. In addition, future clinical trials may prove that CPX is not an effective treatment for cystic fibrosis.

WE HAVE LIMITED SALES, MARKETING AND DISTRIBUTION CAPABILITIES, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

         We currently have limited sales, marketing and distribution capabilities, and we anticipate that we will be relying on third parties to sell, market and distribute our products in the foreseeable future. If our arrangements with third parties are not successful, or if we are unable to enter into third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. Our plans to expand may not succeed, or we may lack sufficient resources to expand in a timely manner. If we are able to further develop our sales, marketing and distribution capabilities, we will compete with other companies that have experienced and well funded operations. If we fail to establish successful sales and marketing capabilities or to enter into successful marketing arrangements with third parties, or if our third party distributors fail to perform their obligations, our business and operations will be materially and adversely affected.

IF WE FAIL TO SUCCESSFULLY MARKET AND COMMERCIALIZE OUR PRODUCTS, OUR REVENUE WILL NOT GROW.

         ZADAXIN is a premium priced pharmaceutical that treats life-threatening diseases such as cancer and viral hepatitis. Our current sales and marketing activities are targeted at a limited number of specialists and medical opinion leaders in our existing and potential markets, not the general medical population. In the markets outside the U.S., Europe and Japan, the relatively few patients of the specialists to whom we market ZADAXIN have a demonstrated willingness and ability to pay for ZADAXIN therapy. However, our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in additional markets, our revenue and operating results will suffer. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to:

         - convince prospective strategic partners and customers that our products are an attractive alternative to other treatments and therapies; and

         - manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

         In many of our current markets for ZADAXIN, particularly China, low average per capita income and poorly developed distribution infrastructure may make it difficult to successfully commercialize ZADAXIN.

IF WE ARE NOT ABLE TO ESTABLISH AND MAINTAIN ADEQUATE MANUFACTURING AND SUPPLY RELATIONSHIPS, THE DEVELOPMENT AND SALE OF OUR PRODUCTS COULD BE IMPAIRED.

         To be successful, our products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We may not be able to maintain the long-term manufacturing relationships we currently have with our suppliers of ZADAXIN and CPX. Manufacturing interruptions, if any, could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business. We have recently changed our manufacturing source of ZADAXIN for our international markets, excluding Japan. In some countries, this change may require additional regulatory approvals. If we do not obtain the required regulatory approvals of this manufacturing change in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved. Either of these results will hurt our business.

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

IF WE DO NOT OBTAIN RIGHTS TO ADDITIONAL PRODUCTS FROM THIRD PARTIES, OUR REVENUE MAY DECLINE AND OUR FUTURE DEVELOPMENT EXPENSES MAY INCREASE.

         We are only actively pursuing clinical development of ZADAXIN and CPX at this time. If we do not advance SCV-07 and DAX, the other products to which we have in-licensed rights, from preclinical into clinical development, or license or otherwise acquire rights to additional drugs, we may have a shortage of drugs to develop and commercialize. Any shortage in the number of drugs that we are able to develop and commercialize may cause our revenues to fall and increase our future development expenses.

COMMERCIALIZATION OF SOME OF OUR PRODUCTS DEPENDS ON COLLABORATIONS WITH OTHERS. IF OUR COLLABORATORS ARE NOT SUCCESSFUL, OR IF WE ARE UNABLE TO FIND FUTURE COLLABORATORS, WE MAY NOT BE ABLE TO PROPERLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

         We depend in part on our licensees to develop and/or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. We have exclusively sublicensed certain of our rights to ZADAXIN in Europe to Sigma-Tau S.p.A. and in Japan to Schering-Plough K.K. However, we generally do not have control over the amount and timing of resources that Sigma-Tau and Schering-Plough devote to ZADAXIN. If they do not perform their obligations as we expect, our development expenses would increase and the development and sale of our products could be limited or delayed, which could cause our business to suffer and our stock price to decline. Our relationships with these companies may not be successful. Disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators, and we may not be able to negotiate similar additional arrangements in the future in Europe and Japan or other major markets to develop and commercialize ZADAXIN.

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

IF WE MAKE ANY ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

         If appropriate opportunities become available, we may attempt to acquire products, product candidates or businesses that we believe fit strategically with our business. We currently have no commitments or agreements with respect to material acquisitions. If we do undertake any transaction of this sort, the process of integrating an acquired product, product candidate or business may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for our ongoing business development plans. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our business, financial condition and results of operations.

WE MAY LOSE MARKET SHARE OR OTHERWISE FAIL TO COMPETE EFFECTIVELY IN THE INTENSELY COMPETITIVE BIOPHARMACEUTICAL INDUSTRY.

         Competition in the bio-pharmaceutical industry is intense and we expect that competition to increase. Our success depends on our ability to compete. We believe that the principal competitive factors in this industry include the efficacy, safety, price, therapeutic regimen and manufacturing quality assurance associated with a given drug. Our competitors include bio-pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of chronic and life-threatening diseases such as hepatitis C, hepatitis B, cancer, immune system disorders and cystic fibrosis.

         Most of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than we do. Most of them also have extensive experience in undertaking the preclinical and clinical testing and obtaining the regulatory approvals necessary to market drugs. We currently rely on sales of ZADAXIN as a treatment for hepatitis C and hepatitis B as our primary source of revenue. However, several large bio-pharmaceutical companies have substantial commitments to alpha interferon, which is an approved drug for treating hepatitis B and hepatitis C and the primary competitor to ZADAXIN. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for hepatitis C, hepatitis B, cystic fibrosis, cancer and other diseases that will be superior to ours. Increased competitive pressure could also lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results.

IF THIRD-PARTY REIMBURSEMENT IS NOT AVAILABLE OR PATIENTS CANNOT OTHERWISE PAY FOR ZADAXIN, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ZADAXIN.

         If third-party reimbursement, either from government health administration authorities, private health insurers and other organizations, is not available or patients cannot otherwise pay for ZADAXIN, we may not be able to successfully market ZADAXIN. Third-party reimbursement for new therapeutic products such as ZADAXIN is highly uncertain and may not be available for our future products. In most of the emerging markets in which we sell ZADAXIN or intend to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is not yet widely available. The failure to obtain third-party reimbursement for our products in the U.S., Europe and Japan will hurt our business. In the U.S., proposed health care reforms could limit the amount of third-party reimbursement available for our products. In many emerging markets where we have marketing rights to ZADAXIN, government resources and per capita income may be so low that our products will be prohibitively expensive. In these countries, we may not be able to market our products on economically favorable terms, if at all.

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

         We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and international nature of our business. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, numerous key responsibilities at SciClone are assigned to a small number of individuals. If we are unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would adversely be affected. At this time, we do not maintain "key person" life insurance on any of our key personnel.

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

SUBSTANTIAL SALES OF OUR STOCK OR CONVERTIBLE SECURITIES MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

         As of July 15, 2000, stock options for 4,162,478 shares of common stock were outstanding, of which options for 3,267,898 shares were currently exercisable, and there were warrants exercisable for 1,970,500 shares of common stock outstanding. Upon exercise and issuance, all of these shares of common stock will be freely tradable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates we invest in short term securities and maintain an average maturity of less than 1 year. A hypothetical 60 basis point increase in interest rates would result in an approximate $50,650 decrease (0.6%) in fair value of our available-for-sale securities.

         The potential change noted above is based on sensitivity analyses performed on our financial positions at June 30, 2000. Actual results may differ materially.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Recent Sales of Unregistered Securities

          During the three-month period ended June 30, 2000, we received approximately $1,207,000 in connection with exercises of outstanding warrants to purchase 828,348 shares of common stock.

(d)

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Shareholders on June 2, 2000 to elect five (5) directors, to amend our 1995 equity incentive plan and nonemployee director stock option plan, and to ratify the appointment of the independent auditors of our Company.

         At the Annual Meeting, all of the nominees were elected as follows:



                                                          Votes
                                                          -----
                                               For                      Withheld
                                               ---                      --------

               Jere E. Goyan, Ph.D.        24,136,713                   323,608
               Donald R. Sellers           24,185,143                   275,178
               John D. Baxter, M.D.        24,144,428                   315,893
               Edwin C. Cadman,  M.D.      24,189,883                   270,438
               Rolf H. Henel               24,187,513                   272,808


         The shareholders voted to amend our 1995 equity incentive plan to increase the number of shares authorized to be issued thereunder by 1,250,000 shares with voting as follows: 23,228,647 for; 1,087,833 against; and 143,841 abstaining.

         The shareholders also voted to amend our 1995 nonemployee director stock option plan to increase the number of shares authorized to be issued thereunder by 250,000 shares with voting as follows: 23,455,359 for; 829,177 against; and 175,785 abstaining.

         The shareholders then ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2000 with voting as follows: 24,254,073 for; 160,211, against; and 46,037 abstaining.

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



                                       SCICLONE PHARMACEUTICALS, INC.
                                                 (Registrant)


Date:  August 11, 2000                         Donald R. Sellers
                                  ------------------------------------------
                                               Donald R. Sellers
                                   President, Chief Executive Officer and
                                        Interim Chief Financial Officer
                                  (Principal Executive Officer and Principal
                                        Financial & Accounting Officer)

                                EXHIBIT INDEX


         27       Financial Data Schedule