Form 10-Q
period 2000-09-30
SCICLONE PHARMACEUTICALS INC
filed 2000-11-14
CIK 880771

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                     Yes    [X]                   No    [ ]

               As of October 31, 2000, 31,832,335 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.



                                      INDEX


PART I.        FINANCIAL INFORMATION                                               PAGE NO.
-------        ---------------------                                               --------
Item 1.        Condensed Consolidated Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of September 30,
                       2000 and December 31, 1999                                     3

                   Condensed Consolidated Statements of Operations for the
                       Three month and Nine-month periods ended September 30,
                       2000 and 1999                                                  4

                   Condensed Consolidated Statements of Cash Flows for the
                       Nine-month periods ended September 30, 2000 and 1999           5

                   Notes to Condensed Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                              8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk             21

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                              22

Item 6.        Exhibits and Reports on Form 8-K                                       23

Signatures                                                                            24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      September 30,        December 31,
                                                                          2000                 1999
                                                                      -------------       -------------
                                                                       (unaudited)           (Note 1)
Current assets:
    Cash and cash equivalents                                         $  17,542,000       $   1,828,000
    Short-term investments                                                    9,000           1,793,000
    Accounts receivable, net                                              9,423,000           4,343,000
    Inventory                                                             1,706,000           1,081,000
    Prepaid expenses and other current assets                               664,000             685,000
    Assets available-for sale                                             1,184,000           1,184,000
                                                                      -------------       -------------
Total current assets                                                     30,528,000          10,914,000

Property and equipment, net                                                 244,000             235,000
Other assets                                                              1,682,000           1,975,000
                                                                      -------------       -------------
Total assets                                                          $  32,454,000       $  13,124,000
                                                                      =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $   1,971,000       $     825,000
    Accrued compensation and benefits                                       693,000             730,000
    Accrued clinical trials expense                                       1,082,000             258,000
    Accrued professional fees                                               756,000             865,000
    Other accrued expenses                                                   71,000             203,000
    Other current liabilities                                               932,000             942,000
                                                                      -------------       -------------
Total current liabilities                                                 5,505,000           3,823,000

Shareholders' equity:
    Common stock, no par value; 75,000,000 shares authorized;
       31,752,335 and 25,258,395 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively           143,571,000         124,328,000
     Net unrealized gain on available-for-sale securities                     7,000               2,000
     Accumulated deficit                                               (116,629,000)       (115,029,000)
                                                                      -------------       -------------
Total shareholders' equity                                               26,949,000           9,301,000
                                                                      -------------       -------------
Total liabilities and shareholders' equity                            $  32,454,000       $  13,124,000
                                                                      =============       =============

            See notes to condensed consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               Three months ended                     Nine months ended
                                                  September 30,                         September 30,
                                             2000               1999               2000               1999
                                         ------------       ------------       ------------       ------------
Product revenue                          $  4,675,000       $  2,513,000       $ 12,380,000       $  6,091,000
Contract revenue                                   --                 --                 --            307,000
                                         ------------       ------------       ------------       ------------

Total revenue                               4,675,000          2,513,000         12,380,000          6,398,000

Cost of product sales                         914,000            429,000          2,497,000          1,185,000
                                         ------------       ------------       ------------       ------------

Gross profit                                3,761,000          2,084,000          9,883,000          5,213,000

Operating expenses:
     Research and development               1,340,000            836,000          3,896,000          3,639,000
     Marketing                              2,204,000          1,548,000          6,156,000          4,305,000
     General and administrative               659,000            541,000          2,199,000          2,313,000
                                         ------------       ------------       ------------       ------------
Total operating expenses                    4,203,000          2,925,000         12,251,000         10,257,000
                                         ------------       ------------       ------------       ------------

Loss from operations                         (442,000)          (841,000)        (2,368,000)        (5,044,000)

Interest and investment income, net           305,000             44,000            768,000            113,000
                                         ------------       ------------       ------------       ------------

Net loss                                 $   (137,000)      $   (797,000)      $ (1,600,000)      $ (4,931,000)
                                         ============       ============       ============       ============

Net loss per common share (basic &
    diluted)                             $      (0.00)      $      (0.03)      $      (0.05)      $      (0.23)
                                         ============       ============       ============       ============

Weighted average shares used in
     computing per share amounts           31,685,177         24,384,502         29,766,480         21,694,890
                                         ============       ============       ============       ============

            See notes to condensed consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           Nine months ended
                                                                              September 30,
                                                                         2000               1999
                                                                     ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                             $ (1,600,000)      $ (4,931,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                         219,000            141,000
    Changes in operating assets and liabilities:
        Prepaid expenses and other assets                                   8,000            531,000
        Accounts receivable                                            (5,081,000)        (2,323,000)
        Inventory                                                        (625,000)           499,000
        Accounts payable and other accrued expenses                     1,005,000           (100,000)
        Accrued compensation and benefits                                 (37,000)           141,000
        Accrued clinical trials expense                                   823,000         (1,987,000)
        Accrued professional fees                                        (109,000)            74,000
                                                                     ------------       ------------
Net cash used in operating activities                                  (5,397,000)        (7,955,000)
                                                                     ------------       ------------

INVESTING ACTIVITIES:
    Disposal and purchase of property and equipment                        79,000            (24,000)
    Sale (purchase) of marketable securities, net                       1,789,000         (1,203,000)
                                                                     ------------       ------------
Net cash provided by (used in) investing activities                     1,868,000         (1,227,000)
                                                                     ------------       ------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock net of financing cost           19,243,000          6,565,000
Payment on notes receivable from officer                                       --            235,000
                                                                     ------------       ------------
Net cash provided by financing activities                              19,243,000          6,800,000
                                                                     ------------       ------------

Net increase (decrease) in cash and cash equivalents                   15,714,000         (2,382,000)
Cash and cash equivalents, beginning of period                          1,828,000          3,490,000
                                                                     ------------       ------------
Cash and cash equivalents, end of period                             $ 17,542,000       $  1,108,000
                                                                     ============       ============

Supplemental disclosures of non-cash financing activities:
   Issuance of common stock as payment in lieu for accrued
  compensation and benefits                                                    --       $    565,000

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

3. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is required to be adopted in the quarter ended December 31, 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

4. For the nine-month periods ended September 30, 2000 and 1999, the Company's total comprehensive loss amounted to $(1,596,000) and $(4,940,000), respectively.

5.      The following is a summary of inventories at September 30, 2000:

        Raw materials                  $1,592,000
        Finished goods                    114,000
                                       ----------
                                       $1,706,000
                                       ==========

6.      The following is a summary of other assets at September 30, 2000:

        Intangible product rights - net      $1,603,000
        Other                                    79,000
                                             ----------
                                             $1,682,000
                                             ==========

        ZADAXIN product rights that the Company acquired are being amortized over six years beginning in September 1998. The Company identifies and records impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

7. For the three-month period ended September 30, 2000, the Company received approximately $98,000 in connection with exercises of outstanding options to purchase 72,821 shares of common stock.

8. The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN(R) and CPX.

9. The Company recognizes revenue from product sales to its distributors at the time of shipment when legal title to the products is transferred to them. The Company's distributors do not have a contractual right of return. The Company recognizes contract/grant revenue when services have been performed.

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

11. Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

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

OVERVIEW

        SciClone Pharmaceuticals, Inc. is a global specialty biopharmaceutical company that acquires, develops and commercializes novel medicines for treating a broad range of the world's most serious diseases. We believe the significance, prevalence and diversity of our disease targets, and the known limitations of current treatment alternatives, have created a compelling need for improved therapies, with novel medicines often enjoying premium pricing and rapid market acceptance. Our product development and commercial activities are focused on this large, unmet market need. Specifically, we have focused our current product development and commercial activities on the following diseases:

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

        Unlike most biotechnology companies, we are currently selling our lead drug -- ZADAXIN. ZADAXIN is approved for sale in Italy and 19 emerging markets in Asia, Latin America and the Middle East, principally for the treatment of hepatitis C and hepatitis B, and as a vaccine adjuvant for patients with weakened immune systems. Total ZADAXIN sales for 1999 were $9,100,000, a 151% increase over 1998 sales of $3,600,000, and for the nine-months ended

September 30, 2000, sales were $12,400,000, a 103% increase over sales of $6,100,000 in the nine months ended September 30, 1999.

        Our second product in clinical development, CPX, is a novel, orally available, protein-repair therapy for cystic fibrosis, the most common fatal genetic disease among Caucasians. Currently approved drugs treat only the symptoms of cystic fibrosis, not the underlying cause of the disease. CPX, which we in-licensed from the United States National Institutes of Health, is designed to repair the underlying protein-associated defect that is responsible for cystic fibrosis in over 70% of the patients that suffer from this disease, not just the symptoms of the disease. CPX is currently undergoing phase 2 development in the U.S.

        Additional preclinical drug candidates include SCV-07, the lead orally active compound in our new class of immunotherapies, and DAX, a potential second generation protein-repair therapy. We expect to develop SCV-07 for drug-resistant tuberculosis, cancer and hepatitis. DAX is targeted at cystic fibrosis.

        From commencement of our operations in 1989 through September 30, 2000, we had incurred a cumulative net loss of approximately $116,600,000. We expect our operating expenses to increase over the next several years consistent with our expansion of sales, research and development, and preclincial and clinical testing. Our ability to expand our operations or achieve and sustain profitability is dependent in part on successful expansion of the market for ZADAXIN in Asia, Latin America and the Middle East, obtaining additional regulatory approvals for ZADAXIN and/or future products in the U.S., Europe and Japan, entering into additional strategic arrangements for product development and commercialization, where appropriate, obtaining additional financing to support our long-term product development and commercialization efforts, and continuing to transition from a development operation into a successful marketing and development operation.

        Our operating results may fluctuate from period to period as a result of, among other things, market acceptance of ZADAXIN, the timing and costs associated with preclinical and clinical development of our products, particularly ZADAXIN, the regulatory approval process, and the acquisition of additional product rights.

RESULTS OF OPERATIONS

        Total revenue was approximately $4,675,000 and $12,380,000 for the three-month and nine-month periods ended September 30, 2000, as compared to approximately $2,513,000 and $6,398,000 for the corresponding periods in 1999. For the nine-month period ended September 30, 2000, all of our total revenue was derived from sales of ZADAXIN. For the nine-month period ended September 30, 1999, $307,000 of the $6,398,000 was contract revenue. For the three-month period ended September 30, 2000, China, serviced by the four regional distributors, accounted for 91% of our ZADAXIN sales. We experienced an extraordinary sales growth in China in the period ended September 30, 2000 due to increased interest in ZADAXIN, particularly as an addition to the drugs used in the treatment of certain cancers as a result of recent clinical studies and marketing initiatives. We have received ZADAXIN marketing approval in 20 countries, but we have not yet commercially launched ZADAXIN in all of these countries. China is the largest market in the world for hepatitis B therapies. We expect ZADAXIN sales in China to continue to grow, year on year. However, over time, as we sell ZADAXIN in other regions, we expect revenues from China to decrease as a percentage of our total revenues. We have filed for approval to market ZADAXIN in 17 additional countries. As a result, if we are able to increase sales of ZADAXIN in existing markets, and commence sales of ZADAXIN in new markets once we have secured the requisite regulatory approvals, we expect our product revenue to continue to increase in 2000 and 2001. Our strategy of marketing ZADAXIN in targeted international markets is designed to generate revenues that will contribute to the costs of long-term product development, including those in the U.S., Europe and Japan. However, because the level of ZADAXIN sales in newly approved markets and increased sales in existing markets is dependent upon a number of factors, including our long-term product development and commercialization efforts, particularly those in the U.S., Europe and Japan, approved pricing levels, increased market penetration, additional marketing approvals and successful launch activities, we cannot assure you that our product revenue will increase in 2000 and 2001.

        Cost of product sales was approximately $914,000 and $2,497,000 for the three-month and nine-month periods ended September 30, 2000, as compared to approximately $429,000 and $1,185,000 for the corresponding periods in 1999. The increase was attributable to increased ZADAXIN sales. We expect cost of product sales to vary from quarter to quarter, dependent upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

        Research and development expenses were approximately $1,340,000 and $3,896,000 for the three-month and nine-month periods ended September 30, 2000, as compared to approximately $836,000 and $3,639,000 for the corresponding periods in 1999. The increase was primarily attributable to increases in clinical trial expenses, legal fees and professional services partially offset by decreased payroll expenses. We expect product research and development expenses to increase in absolute dollars quarter to quarter as we execute our strategies of initiating additional clinical trials and testing, particularly trials relating to ZADAXIN in the U.S. and Japan, acquiring product rights, and continuing and expanding regulatory activities.

        Marketing expenses were approximately $2,204,000 and $6,156,000 for the three-month and nine-month periods ended September 30, 2000, as compared to approximately $1,548,000 and $4,305,000 for the corresponding periods in 1999. The increase relates to increased payroll expenses and expenses for advertising associated with the expansion in our existing ZADAXIN markets. We expect our marketing expenses to increase in absolute dollars as we continue to expand our commercialization and marketing efforts and strategic relationships.

        General and administrative expenses were approximately $659,000 and $2,199,000 for the three-month and nine-month periods ended September 30, 2000, as compared to approximately $541,000 and $2,313,000 for the corresponding periods in 1999. The increase in the comparable three-month period was primarily attributable to increased fees for professional services and increased payroll expenses. The decrease in the nine-month period is primarily attributable to decreased payroll, legal and consulting expenses, partially offset by increased fees for other professional services. In the near term, we expect general and administrative expenses to increase in absolute dollars quarter to quarter as we initiate and continue additional clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, and regulatory, pre-commercialization and marketing activities.

        Net interest and investment income was approximately $305,000 and $768,000 for the three-month and nine-month periods ended September 30, 2000, as compared to approximately $44,000 and $113,000 for the corresponding period in 1999. The increase primarily resulted from increased interest and investment income due to higher average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000 and 1999, we had approximately $17,551,000 and $4,222,000, respectively, in cash, cash equivalents and marketable securities. The marketable securities consist primarily of highly liquid short-term investments.

        Net cash used by us in operating activities amounted to approximately $5,397,000 for the nine-month period ended September 30, 2000. Net cash used in operating activities in the 2000 period was greater than our net loss for that period due to increases in accounts receivable and decreases in accrued compensation and benefits and accrued professional fees. These uses of cash from increased ZADAXIN sales were partially offset by non-cash charges associated with depreciation and amortization, and increases in accounts payable. Net cash used by us in operating activities amounted to approximately $7,955,000 for the nine-month period ended September 30, 1999. Net cash used in operating activities in the 1999 period was greater than our net loss for that period due to increases in accounts receivable from increased ZADAXIN sales and decreases in amounts owed to third parties for clinical trials, accounts payable and other accrued expenses.

        Net cash provided by investing activities amounted to approximately $1,868,000 for the nine-month period ended September 30, 2000 and related to the net sale of approximately $1,789,000 of marketable securities and the disposal of approximately $79,000 in equipment and furniture. Net cash used in investing activities amounted to approximately $1,227,000 for the nine-month period ended September 30, 1999 and related to the net purchase of approximately $1,203,000 of marketable securities and the purchase of approximately $24,000 in equipment and furniture.

        Net cash provided by financing activities for the nine-month period ended September 30, 2000 amounted to approximately $19,243,000 in net proceeds, approximately $5,611,000 of which related to a private placement of common stock and redeemable warrants to institutional investors, approximately $8,606,000 from the exercise of outstanding redeemable warrants to purchase common stock by institutional and accredited investors, approximately $148,000 in net proceeds from the issuance of common stock under our employee stock purchase plan, approximately $3,100,000 in net proceeds from a private placement to Sigma-Tau, our European ZADAXIN development and marketing partner, and approximately $1,778,000 in connection with exercises of outstanding options under our employee stock option plans. Net cash provided by financing activities for the nine-month period ended September 30, 1999 amounted to approximately $6,800,000, primarily consisting of $5,445,000 in net proceeds received from the issuance of common stock and redeemable warrants to institutional and accredited investors, payment in full of $235,000 on a note receivable from an officer, and $1,120,000 in net proceeds from issuances of common stock under our employee stock purchase plan and issuance of restricted common stock to Sigma-Tau.

        Our capital requirements may change depending upon numerous factors, including the level of ZADAXIN sales, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. Assuming ZADAXIN sales continue to increase quarter to quarter at growth rates similar to what we have achieved over the past eleven quarters, management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations. The initiation and continuation of U.S. and Japanese clinical development programs could, however, require additional funding either from a collaborative source or through equity or debt financing. The timing and sustainability of our operating profitability and capital requirements may change depending upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM AND MAY NEVER ACHIEVE PROFITABILITY.

        We have experienced significant operating losses since our inception and as of September 30, 2000, we had an accumulated deficit of $116,629,000. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities. Accordingly, we may never achieve profitability. Our failure to achieve profitability may cause our stock price to decline.

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

        Many of the foregoing factors are not within our control. If we need to raise additional funds and such funds are not available on reasonable terms, we may be required to delay or cancel our long-term product development and commercialization programs. Any additional equity financing will be dilutive to shareholders, and any debt financing, if available, may include restrictive convenants.

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

        In addition, all of our products other than ZADAXIN will require further preclinical development, clinical testing and regulatory approvals, and we can not assure you that commercially viable products will result from these efforts. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

WE ARE DEPENDENT ON THE SALE OF ZADAXIN IN FOREIGN JURISDICTIONS, PARTICULARLY CHINA, AND IF WE EXPERIENCE DIFFICULTIES IN OUR FOREIGN SALES EFFORTS, OUR FINANCIAL CONDITION WILL BE HARMED.

        Our financial condition in the near term is highly dependent on the sale of ZADAXIN in foreign jurisdictions. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. The majority of our ZADAXIN sales are to customers in China. Sales of ZADAXIN in China may be limited due to its low average income and poorly developed infrastructure. In addition, our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including:

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

        -  currency fluctuations; and

        -  potential adverse tax consequences.

        We do not have any product sales in the U.S. with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East. In addition, some countries in these regions regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in a free market or limit the volume of product which may be imported and sold, either of which will cause our revenues to fall and our business to suffer.

IF WE FAIL TO SATISFY AND COMPLY WITH GOVERNMENTAL REGULATIONS, OUR BUSINESS WILL SUFFER.

        All new drugs, including our products which have been developed or are under development, are subject to extensive and rigorous regulation by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries. Our failure to satisfy and comply with these regulations can delay or stop approval in the related countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, premarket approval, importation, advertising, promotion, sale and distribution of our products. Satisfaction of these regulations typically takes several years and the time needed to satisfy them vary substantially, based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay or prevent us from marketing our existing or potential products for a considerable period of time and to impose costly procedures upon our activities. If regulatory approval of our products is granted, such approval may impose limitations on the indicated uses for which our products may be marketed.

IF WE FAIL TO OBTAIN REGULATORY APPROVALS IN THE UNITED STATES, EUROPE OR JAPAN, OUR REVENUE MAY NOT GROW SIGNIFICANTLY AND OUR STOCK PRICE MAY DECLINE.

        If we fail to obtain regulatory approvals for ZADAXIN in the U.S., Europe or Japan for the treatment of hepatitis C, our revenue may not grow significantly and the price of our stock may fall. To secure these regulatory approvals, we need favorable results from additional clinical trials of ZADAXIN. We cannot assure you that these additional clinical trials will yield favorable results or that if they do, we will obtain any regulatory approvals.

        Our failure to obtain regulatory approvals for, and successfully commercialize, CPX for the treatment of cystic fibrosis will also harm our business. Our failure to demonstrate, in preclinical and clinical trials, the safety and efficacy of CPX as a treatment for cystic fibrosis and to obtain regulatory approval of CPX in the U.S. as a treatment for cystic fibrosis will significantly impair our operations. CPX is currently undergoing phase 2 development in the U.S. We cannot assure you that we will not experience delays and difficulties in the preclinical and clinical development of CPX. In addition, future clinical trials may prove that CPX is not an effective treatment for cystic fibrosis.

IF WE FAIL TO OBTAIN REGULATORY APPROVALS IN COUNTRIES IN WHICH OUR PRODUCTS HAVE NOT BEEN APPROVED, OUR REVENUE GROWTH MAY BE HARMED.

        The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN, CPX and our other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN, CPX and any other products must be approved by the FDA or its foreign counterparts before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in countries with established clinical trial review procedures is uncertain, and this may delay the grant of regulatory approvals for ZADAXIN. Our failure to obtain the required regulatory approvals so that we can develop, market and sell our products in countries where we currently do not have such rights may limit the growth of our revenues.

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

WE HAVE LIMITED SALES, MARKETING AND DISTRIBUTION CAPABILITIES, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

        We currently have limited sales, marketing and distribution capabilities, and we anticipate that we will be relying on third-party collaborators to sell, market and distribute our products in the foreseeable future. If our arrangements with these third parties are not successful, or if we are unable to enter into third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. Our plans to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which will harm our operating results. If we are able to further develop our sales, marketing and distribution capabilities, we will compete with other companies that have experienced and well funded operations. If we cannot successfully compete with them, our revenues may not grow and our business may suffer.

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

        Manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale-up our manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and harm us.

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

We depend in part on our licensees to develop and/or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. We have exclusively sublicensed certain of our rights to ZADAXIN in Europe to Sigma-Tau S.p.A. and in Japan to Schering-Plough K.K. However, we generally do not have control over the amount and timing of resources that our partners devote to ZADAXIN. If they do not perform their obligations as we expect, our development expenses would increase and the development and sale of our products could be limited or delayed, which could cause our business to suffer and our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators, and we may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN.

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

        Our commercial success also depends in part on us not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, even if unmeritorious, would require us to devote resources and attention that could have been directed to our operation and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

        Pharmaceuticals are either not patentable or have only recently become patentable in some of the countries other than the United States, in which we have exclusive rights to ZADAXIN. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

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

        Most of our competitors, particularly large biopharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than we do. Most of them also have extensive experience in undertaking the preclinical and clinical testing and obtaining the regulatory approvals necessary to market drugs. We currently rely on sales of ZADAXIN as a treatment for hepatitis C and hepatitis B as our primary source of revenue. However, several large biopharmaceutical companies have substantial commitments to alpha interferon, which is an approved drug for treating hepatitis B and hepatitis C and the primary competitor to ZADAXIN. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for hepatitis C, hepatitis B, cystic fibrosis, cancer and other diseases that will be superior to ours. Increased competitive pressure could also lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results.

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

        Efforts by governmental and third-party payors to contain or reduce health care costs could cause us to reduce the prices at which we market our drugs, which will reduce our gross margins and may harm our business. Various governments and third-party payors are trying to contain or reduce the costs of health care through various means. We expect that there will continue to be a number of legislative proposals to implement government controls. The announcement of proposals or reforms could cause us to reduce the prices at which we market our drugs, which will reduce our gross margins and may harm our business.

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

IF WE ARE UNABLE TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, OUR BUSINESS MAY BE HARMED.

        We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of hazardous materials at our facilities. In the event of an accident, we could be liable for any damages that result, and the liability could exceed our resources. While we outsource our research and development programs involving the controlled use of biohazardous materials, if in the future we conduct these programs ourselves, we might be required to incur significant cost to comply with the environmental laws and regulations.

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

SUBSTANTIAL SALES OF OUR STOCK OR CONVERTIBLE SECURITIES MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

        As of October 31, 2000, stock options for 4,796,247 shares of common stock were outstanding, of which options for 3,262,437 shares were currently exercisable, and there were warrants exercisable for 1,970,500 shares of common stock outstanding. Upon exercise and issuance, all of these shares of common stock will be freely tradable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates we invest in short term securities and maintain an average maturity of less than 1 year. A hypothetical 60 basis point increase in interest rates would result in an approximate $67,135 decrease (0.6%) in fair value of our available-for-sale securities.

        The potential change noted above is based on sensitivity analyses performed on our financial positions at September 30, 2000. Actual results may differ materially.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)     Recent Sales of Unregistered Securities

        None

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



                                          SCICLONE PHARMACEUTICALS, INC.
                                                   (Registrant)


Date:  November 14, 2000                      /s/ Donald R. Sellers
                                   ---------------------------------------------
                                                Donald R. Sellers
                                      President, Chief Executive Officer and
                                         Interim Chief Financial Officer
                                    (Principal Executive Officer and Principal
                                         Financial & Accounting Officer)

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