Form 10-K405
period 2000-12-31
SCICLONE PHARMACEUTICALS INC
filed 2001-03-29
CIK 880771

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $143,845,000 as of March 9, 2001, based upon the closing sale price of the Registrant's Common Stock on The Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 9, 2001, there were 32,247,587 shares of the Registrant's Common Stock outstanding.

     Part III incorporates by reference from the definitive proxy statement for the Registrant's 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes" or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, our expectations regarding future ZADAXIN(R) sales growth, our ability to operate profitably, the safety and efficacy of ZADAXIN as a mono-therapy or in combination with other agents for the treatment of hepatitis B, hepatitis C, HIV and cancer, the timing and completion of our ZADAXIN U.S. pivotal phase 3 program for hepatitis C, the timing of the commencement of ZADAXIN European pivotal phase 3 studies, our expectations regarding our planned and ongoing ZADAXIN and CPX U.S. phase 2 development programs, our expectations regarding partnering arrangements and business development in the U.S., Europe and Japan for development and marketing of ZADAXIN, risks associated with international operations, general economic conditions and conditions in the markets we address, and other factors. This Annual Report on Form 10-K and our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

     Our flagship drug is ZADAXIN(R), an immune system enhancer drug or ISE. ISE is an acronym for an immune system enhancer drug, such as ZADAXIN, that helps stimulate, maintain and direct the body's antiviral or anticancer responses. ZADAXIN boosts the body's immune system in the fight against multiple types of cancer and infectious diseases. ZADAXIN is in or expected to enter phase 2 and phase 3 development in the U.S., Europe and Japan. These markets represent approximately 90% of the world's pharmaceutical market. Current ZADAXIN clinical research is emphasizing four diseases: hepatitis C, hepatocellular carcinoma, malignant melanoma and hepatitis B. Approximately 3,000 patients have been treated with ZADAXIN in over 70 clinical trials covering a broad range of life-threatening diseases in which the immune system plays a key role in the patient's ability to fight back.

     Unlike most young biotechnology/specialty pharmaceutical companies, we are currently selling our lead drug, ZADAXIN. As of March 2001, ZADAXIN is approved for sale in 21 countries, principally for the treatment of hepatitis B and hepatitis C and as a vaccine adjuvant for patients with weakened immune systems. Total ZADAXIN sales for 2000 were $15,357,000, a 69% increase over 1999 sales of $9,091,000. ZADAXIN marketing applications are pending in 19 additional countries.

     Our second product in clinical development, CPX, is a novel protein-repair therapy for cystic fibrosis, the most common fatal genetic disease among Caucasians. Currently approved drugs treat only the symptoms of cystic fibrosis, not the underlying cause of the disease. CPX, which we in-licensed from the U.S. National Institutes of Health, is designed to repair the underlying protein-associated defect responsible for cystic fibrosis in most patients, not just the symptoms of the disease. CPX is currently in a phase 2 development program in the U.S.

     Additional drug candidates in our pipeline include SCV-07, the lead, orally active, compound in our new class of immune system enhancer drugs and DAX. SCV-07 has entered phase 1 testing for drug-resistant tuberculosis and we expect to develop SCV-07 for cancer and viral hepatitis. DAX is targeted at cystic fibrosis.

OUR MARKETS

     We are focusing on a large number of discrete but widespread life-threatening diseases that afflict different parts of the human body. We believe the significance, prevalence and diversity of our disease targets, and the known limitations of current treatment alternatives, have created a compelling need for improved therapies, with novel medicines often enjoying premium pricing and rapid market acceptance. Our current product development and commercial activities are focused on this large, unmet medical need.

     The fundamentals of the cancer, infectious disease and cystic fibrosis markets that are particularly advantageous for us include:

     - inadequate treatment alternatives;

     - high incidence and prevalence;

     - accelerated FDA approval procedures;

     - highly concentrated populations of specialists, allowing a small sales force to be effective; and

     - favorable pricing reimbursement.

OUR STRATEGY

     Our objective is to be a leading global immune system enhancer drug therapy and protein-repair therapy company. Our strategy consists of the following key elements:

     - focus on specialist-oriented markets for cancer, infectious disease and cystic fibrosis;

     - develop our portfolio of products for a broad range of diseases;

     - use our ZADAXIN sales in emerging markets in Asia, Latin America and the Middle East to help fund late-stage development of our products in major markets -- the U.S., Europe and Japan;

     - form strategic collaborations where necessary and appropriate to support our product development and commercialization programs;

     - use our global expertise in immune system enhancer drug therapy and protein-repair therapy to identify and in-license or acquire additional product candidates;

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

     - we only acquire, in-license and develop drugs protected by patents, have patents pending or qualify for orphan drug status in the U.S. and Europe;

     - we establish strategic collaborations when appropriate to share the cost and risk of drug development and/or commercialization, especially in large overseas markets.

CURRENT PRODUCT DEVELOPMENT ACTIVITIES

     The following table summarizes our product development activities as of March 22, 2001:

   PRODUCT/PRODUCT
      CANDIDATE                  DISEASE                        STATUS                   LOCATION
   ---------------               -------                        ------                   --------
ZADAXIN(R)...........  Hepatitis C                     Phase 3                      U.S.
                                                       Planned Phase 3              Europe
                                                       Phase 2                      Japan
                                                       Approved                     Argentina,
                                                                                    Cambodia, Malta,
                                                                                    Myanmar, Pakistan,
                                                                                    Peru, Philippines,
                                                                                    Singapore, Sri
                                                                                    Lanka, Venezuela
                       Hepatitis B                     Phase 2                      U.S.
                                                       Phase 3                      Japan
                                                       Approved                     Argentina, Brunei,
                                                                                    Cambodia, India,
                                                                                    Kuwait, Laos,
                                                                                    Malaysia, Malta,
                                                                                    Myanmar, Peru,
                                                                                    Pakistan, People's
                                                                                    Republic of China,
                                                                                    Philippines,
                                                                                    Singapore, Sri
                                                                                    Lanka, Thailand,
                                                                                    Venezuela, Vietnam
                       Hepatocellular Carcinoma        Phase 2                      U.S.
                                                       Phase 2                      People's Republic
                                                                                    of China
                       Malignant Melanoma              Planned Phase 2              U.S.
                                                       Phase 2                      Australia
                       HIV                             Phase 2                      Singapore
                       Influenza vaccine adjuvant      Approved                     Argentina, Italy,
                                                                                    Malta, Mexico,
                                                                                    People's Republic
                                                                                    of China, South
                                                                                    Korea, Thailand
CPX..................  Cystic Fibrosis                 Phase 2                      U.S.
SCV-07...............  Hepatitis C                     Preclinical                  U.S.
                       Hepatitis B                     Preclinical                  U.S.
                       Drug-Resistant Tuberculosis     Preclinical                  U.S., Russia
                       Drug-Resistant Tuberculosis     Phase 1                      Russia
DAX..................  Cystic Fibrosis                 Preclinical                  U.S.

THE IMMUNE SYSTEM

     The immune system is an astonishingly intricate network of cells and organs that defends the body against invading bacteria, viruses and abnormal cells, such as cancer cells. A properly functioning immune system specifically recognizes and fights off attacks from "foreign" invaders, including the hepatitis B and hepatitis C viruses, as well as cancerous cells. We are targeting virally infected and cancerous cells with our ZADAXIN and SCV-07 immune system enhancer drug therapy programs. The immune system includes the lymphocytes, a type of white blood cell, which reside both in the tissues and the circulation. These cells include natural killer, or NK, cells, as well as the "T" lymphocytes, so-called because they mature in the thymus gland, including both CD8, or cytotoxic T-cells, and CD4, or helper T-cells. The CD4 cells can mature into different subsets (Th1 and Th2) releasing different soluble molecules called "cytokines" depending on the kind of disease process that is targeted. A malfunctioning or incompetent immune system can result in a multitude of chronic diseases, as the body is unable to fight the infection or cancer.

ZADAXIN(R) -- A NOVEL IMMUNE SYSTEM ENHANCER DRUG THERAPY FOR CANCER AND INFECTIOUS DISEASES

     ZADAXIN is our lead immune system enhancer drug. ZADAXIN is able to fight disease by boosting the immune system. The immune enhancement effects of ZADAXIN include stimulation of NK cells and CD8 cells, which directly kill virally infected and cancerous cells. ZADAXIN also increases the production of cytokines such as interferon gamma and interleukin 2 (IL-2), and increases the Th1 subset of disease fighting white blood cells. ZADAXIN has also recently been shown to increase the differentiation of stem cells into CD4 cells, and to increase important cellular antigenic proteins (MHC) required to enable the immune system to identify and destroy virally-infected cells. Like alpha interferon before it, we expect ZADAXIN to be an effective treatment for multiple cancers and infectious diseases. In sharp contrast to other major immunotherapies such as alpha interferon, as well as the leading antiviral drugs and chemotherapies, ZADAXIN has been virtually free of any serious drug-related side effects or toxicities in over 3,000 patients in more than 70 clinical studies, even in patients with a poor performance status prior to treatment, including those with decompensated liver disease and kidney disease requiring hemodialysis.

  Hepatitis C

     Hepatitis C is a worldwide epidemic. The World Health Organization estimates that approximately 170 million people worldwide are infected by the hepatitis C virus, including over 10 million people infected in the U.S., Europe and Japan, the world's leading pharmaceutical markets. According to the American Liver Foundation, 12,000 people die from complications of hepatitis C each year in the U.S. In the year 2000, the number of deaths in the U.S. from complications of hepatitis C were estimated to have exceeded deaths caused by HIV, the virus that causes AIDS. Without improved prevention and treatment, the American Liver Foundation and the Centers for Disease Control and Prevention estimate the number of deaths from hepatitis C in the U.S. will more than triple to 38,000 by 2010. There is no approved vaccine to prevent hepatitis C.

     Hepatitis C is the most common chronic bloodborne RNA viral infection in the U.S. It is a highly contagious virus that attacks the liver and can cause cirrhosis (liver scarring and dysfunction), liver failure and liver cancer. Most people infected with hepatitis C have no symptoms and are unaware that they carry this potentially deadly virus. Because they are asymptomatic carriers, they can unknowingly infect others. Over 85% of people infected with hepatitis C become long-term or chronic carriers unable to clear the virus without treatment. Today, it is estimated that over 4 million Americans are infected with hepatitis C. The hepatitis C epidemic in America is arguably one of the greatest health care threats facing our country. In Europe, it is estimated that over 5 million people are infected with the hepatitis C virus.

     Six main genotypes ("strains") of hepatitis C have been recognized so far. There are a large number of subtypes within each of these genotypes. Some genotypes of hepatitis C (types 1a, 1b, 2a and 2b) show a worldwide distribution, while others (such as type 5a and 6a) are only found in specific geographical regions. The genetic plasticity of the hepatitis C virus allows it to adapt rapidly to antiviral treatment and host immune response, so that mutants which are resistant to treatment can arise. Some genotypes, such as genotype 3, are extremely responsive to treatment. However, genotype 1, the most prevalent genotype in the U.S. Europe and Japan, responds extremely poorly to currently approved treatments. ZADAXIN, in combination with interferon, has been shown in studies to be effective against even the most difficult to treat genotypes such as 1a and 1b.

     We believe that there is a consensus in the medical community that combination therapies will be required to fight viruses causing diseases such as hepatitis B, hepatitis C and HIV. In January 2001, we announced a program to develop ZADAXIN in combination with a new formulation of interferon, pegylated interferon alfa-2a, as a treatment for hepatitis C. We believe that early therapeutic intervention and increased public awareness can reduce significantly the threat of hepatitis C.

  ZADAXIN for Hepatitis C

     Twelve (12) months of therapy with interferon has been extensively used in the treatment of hepatitis C. However, dissatisfaction with the low (5% to 20%) sustained response (no detectable hepatitis C virus RNA measured six months after the end of therapy) rate to interferon alone has led to the study of interferon in combination with other therapeutic agents, particularly ribavirin. However, studies of the combination alpha interferon plus ribavirin show a negative response in up to 72% of patients infected with the highly prevalent and difficult-to-treat genotype 1 hepatitis C virus, i.e. they do not have a sustained response. Typically, genotype 1 infection is seen in 75% of the hepatitis C patients in the U.S. Meta-analyses of studies examining the re-treatment of non-responders (those patients that still have hepatitis C virus RNA after 12 months of alpha interferon plus ribavirin therapy) show that less than 8% of this patient group have sustained response after an additional 12 months of therapy with alpha interferon or alpha interferon plus ribavirin. By contrast, in a pooled analysis of previous studies with non-responders, the combination of ZADAXIN plus alpha interferon demonstrated a 22% sustained response. Clinical data demonstrate that the combination of ZADAXIN plus interferon could represent a significant therapeutic advance in the global fight against hepatitis C.

     Three studies, published as full articles or abstracts, describe the response in patients with hepatitis C to the combination of ZADAXIN plus interferon. The strength of pooled analysis and meta-analysis techniques was applied to the three studies. Patients were treated for 6 to 12 months with the combination of ZADAXIN plus interferon and observed for 6 to 12 months after treatment. Interferon-treated patients from the randomized controlled trials and historical controls from an open label trial were used as controls. A total of 121 patients (67 ZADAXIN plus interferon combination therapy and 54 interferon monotherapy) were compared.

     Pooled intent-to-treat analysis looked at end of treatment biochemical response, defined as an improvement in ALT, a liver enzyme. In the combination of ZADAXIN plus interferon group the improvement was 44.7% compared to 22.2% in the interferon monotherapy group (p = 0.0096). Meta-analysis demonstrated an end of treatment biochemical response odds ratio and 95% confidence interval of greater than 1, indicating that the combination of ZADAXIN plus interferon was significantly superior to interferon alone. Meta-analysis also showed an end of treatment virological response odds ratio and 95% confidence interval of greater than 1, indicating that the combination of ZADAXIN plus interferon was significantly superior to interferon alone.

     Pooled intent-to-treat analysis revealed a trend showing sustained biochemical, ALT, response of 22.3% in the combination of ZADAXIN plus interferon group compared to 9.26% in the interferon monotherapy group
(p = 0.1). Meta-analysis demonstrated a sustained response odds ratio of greater than 1 and a 95% confidence interval slightly overlapping 1, indicating that the combination of ZADAXIN plus interferon was superior to interferon alone. This sustained biochemical response analysis demonstrates a statistical trend in favor of the combination of ZADAXIN plus interferon group and suggests that there is only a small chance that this difference occurred by chance alone. Meta-analysis of sustained virological response also showed an odds ratio and 95% confidence interval of greater than 1, indicating that the combination of ZADAXIN plus interferon was significantly superior to interferon alone. Importantly, in the difficult-to-treat genotype 1 infected patients, combination ZADAXIN plus interferon resulted in sustained clearance of viral RNA in up to 39% of patients, well above the results obtained with the current standard of care.

     The three studies also showed there were no increased or new side effects or toxicities in the combination of ZADAXIN plus interferon group compared to patients treated with interferon alone.

     Pegylated interferon alfa-2a is an alpha interferon formulation which lasts longer in the bloodstream than standard alpha interferon. Pegylation involves the attachment of a polyethylene glycol moiety to the interferon molecule. Pegylation provides a more convenient once weekly dosing schedule and more consistent viral suppression. We believe that because of its improved efficacy profile pegylated interferon will eventually replace regular interferon in clinical practice. Therefore, in our U.S. pivotal phase 3 hepatitis C program we are developing ZADAXIN as a combination therapy with pegylated interferon alfa-2a. We believe that ZADAXIN will also be effective when combined with pegylated interferons.

     Our U.S. ZADAXIN pivotal phase 3 hepatitis C program began in January 2001.

  Competition -- Hepatitis C

     As of December 31, 2000, there were two approved drug treatments for hepatitis C in the U.S. -- interferon, which is available from several manufacturers, and interferon in combination with ribavirin, an antiviral drug. While interferon therapy does not eliminate the virus from the body in most patients, it reduces viral load and protects the liver from damage. However, interferon is associated with debilitating "flu-like" side effects, including fever, chills, headaches, fatigue and weakness, as well as psychiatric side effects such as depression. Interferon therapy results in a durable, long-lasting response in only 10% to 15% of patients.

     Published clinical trial results indicate interferon plus ribavirin may benefit up to 40% to 65% of new hepatitis C patients. However, published clinical trial results also indicate the combination of interferon plus ribavirin is only effective in up to 28% of patients infected with the highly prevalent and difficult to treat hepatitis C genotype 1. Unlike ZADAXIN, which does not add to interferon's side effects, ribavirin adds the risk of significant additional side effects when combined with interferon therapy. We believe that ZADAXIN may offer the same or better additive therapeutic benefit, especially in genotype 1 patients, which comprise over 70% of the hepatitis C patients in the U.S. and Europe, without the risk of added side effects.

     Pegylated interferon alfa-2b has recently been approved by the U.S. FDA. We believe the other pegylated interferon, pegylated interferon alfa-2a, will soon become approved for use in the U.S. and Europe. These drugs cause the same side effects seen with regular interferon. However, due to their once weekly dosing schedule, the expected duration of the adverse reactions is less than what is expected from regular interferon. This should result in improved compliance. This toxicity profile, patient convenience and the increased efficacy should cause pegylated interferon to replace the regular interferons in the treatment of chronic hepatitis C. Nevertheless, clinical experience suggests that it is the addition of another drug (currently ribavirin) that makes the difference and combination therapies will be the future standard of care in chronic hepatitis
C. We believe that ZADAXIN is next in line and that adding ZADAXIN to pegylated interferon alfa-2a may offer patients a highly effective and safer therapy for their infection.

  Hepatitis B

     Hepatitis B is one of the most common potentially fatal infectious diseases in the world. The hepatitis B virus is up to 100 times more infectious than HIV, the virus that causes AIDS. Hepatitis B is most commonly transmitted through contact with infected body fluids. Some examples of causes of infection are blood transfusions, contaminated needles, sexual contact, breast milk and open sores. Most people that acquire acute hepatitis B infection as described above are adults and have competent immune systems and are able to fight off the infection themselves. According to the American Liver Foundation, however, 5% to 10% of those infected with hepatitis B will become chronic carriers of the virus. Importantly, up to 70% of children infected at birth as the disease is passed from mother to child will become chronic carriers of the hepatitis B virus.

     In 2000, the World Health Organization estimated that approximately 350 million individuals worldwide, or 5% of the world's population, were long term carriers of hepatitis B in their blood. As of March 2001, there are over 1 million carriers of hepatitis B in the U.S. and an estimated 200,000 people contract acute hepatitis B each year. Most carriers are unaware that they are infected or have minimal disease with no clinically evident symptoms. However, carriers of the hepatitis B virus have a 200-fold increased chance of developing liver cancer, the most prevalent cancer in the world, and a significant number develop cirrhosis of the liver. We are not aware of any diagnostic tools to predict accurately which infected individuals will or will not become chronic carriers.

     A safe and effective vaccine against hepatitis B is available. However, the vaccine only benefits those who have not yet been infected by the hepatitis B virus. Most approved treatments benefit a minority of patients and have serious adverse side effects.

  ZADAXIN for Hepatitis B

     We commissioned a meta-analysis of randomized and controlled trials of ZADAXIN in hepatitis B. Meta-analysis is the statistical pooling of data derived from two or more clinical trials. By using data from two or more studies, overly positive or negative random effects are reduced and the precision of estimates will increase as sample size increases. A valuable use of meta-analysis is to assess the efficacy of a drug in the treatment of a particular disease across many studies. Our meta-analysis of ZADAXIN was performed by MetaWorks, Inc. of Boston, Massachusetts, and included two U.S. hepatitis B trials sponsored by Alpha 1 Biomedicals, Inc. and our hepatitis B trials in Taiwan and Italy. A statistically significant benefit (p = 0.04) was demonstrated in the meta-analysis with an overall sustained response rate of 36% compared to 19% for the control group. The results also showed no indications of toxicity or significant drug related side effects.

     In Asia, Latin America and the Middle East, we are currently marketing ZADAXIN for the treatment of hepatitis B. ZADAXIN is currently an investigational drug in the U.S.

     We are developing ZADAXIN as a single agent therapy and in combination with certain antiviral drugs, particularly nucleoside analogues, as a treatment for hepatitis B. In a U.S. phase 2 trial, we are studying ZADAXIN combined with lamivudine, an FDA-approved nucleoside analogue therapy for hepatitis B. In two previous pilot studies conducted in Asia, the combination of ZADAXIN plus nucleoside analogues produced durable responses, as measured by the sustained seroconversion of hepatitis B "e" antigen and disappearance of hepatitis B viral DNA measured 12 months after end of therapy, in a clinically significant number of patients. In Japan, ZADAXIN, as a mono-therapy, is in a phase 3 study targeting 348 patients.

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

     Lamivudine, an oral antiviral drug originally developed for HIV and approved in the U.S. and certain other countries for the treatment of hepatitis B, often only eliminates the hepatitis B virus from the blood, but not from the liver tissue. Importantly, levels of hepatitis B virus may rebound rapidly when lamivudine treatment is interrupted or stopped. Moreover, lamivudine-resistant mutant viruses are often seen with prolonged therapy. The Antiviral Drugs Advisory Committee (an FDA advisory committee) expressed uncertainty and concern over the safety and effectiveness of treatment with lamivudine beyond one year, the optimal duration of treatment of the drug, the safety and efficacy of lamivudine for pregnant women and children, and the efficacy of a second round or subsequent rounds of therapy, especially in patients who have developed lamivudine-induced mutations in the hepatitis B virus which infects them. Clinical studies show lamivudine sustained response rates (no detectable hepatitis B viral DNA and hepatitis B "e" antigen 12 months after end of therapy) are less than 20%, similar to spontaneous seroconversion rates in hepatitis B patients.

  Cancer

     Cancer is characterized by uncontrolled division of cells and can occur in almost any tissue or organ in the body. Cancerous cells can grow into a mass known as a tumor. If not destroyed, cancer cells can spread throughout the body (metastasis). It is estimated that one in three Americans will be diagnosed with cancer at some point in their lives.

  ZADAXIN Immune system enhancer drug therapy for cancer

     ZADAXIN immune system enhancer therapy has been examined as a treatment for several types of cancer. The rationale for such use is that ZADAXIN has shown significant efficacy in multiple animal cancer models where the improvement in survival appears to be related to improved immune function and in multiple pilot phase 2 clinical studies. Patients with some cancers have depressed cellular immunity, and progression of some cancers is related to an impaired immune system. In some cases, immune modulation has shown promising results for treatment of human cancers. This has been shown to be the case for malignant melanoma, hepatocellular carcinoma, and renal cell carcinoma. The results summarized below suggest that ZADAXIN may have usefulness in treating certain forms of cancer. We are conducting additional phase 2 clinical trials to confirm these results.

  Hepatocellular Carcinoma

     Hepatocellular carcinoma, or HCC, commonly referred to as liver cancer, is the most prevalent malignant disease in the world, killing up to 1.25 million persons per year. There is a strong correlation between HCC and chronic hepatitis B. Recently, an association between HCC and chronic hepatitis C also has been determined. Although HCC is a common malignancy in Africa and Asia (including Japan), it also accounts for approximately 4,000 to 6,000 cases per year in the U.S.

     When identified in its early stages, HCC can be treated with surgical resection or liver transplantation, and some patients may be cured. However, the disease is often not amenable to surgical treatment, either because of tumor size or location, or because of poor liver function. In these situations the prognosis is dire.

     Other treatment approaches have been tried when surgery or liver transplantation are not feasible. Systemic chemotherapy results are not encouraging. Conversely, a large number of reports have provided encouraging perspectives for regional chemotherapy and radio frequency ablation. Transcatheter arterial chemo-embolization, or TACE, is a combination of regional chemotherapy and a form of hepatic artery occlusion. Consistently higher response rates have been reported for TACE when compared with systemic chemotherapy. More recently, radio frequency ablation, or RFA, has also been used as a form of ablation therapy for HCC. RFA consists of direct destruction of the tumor using radio frequency waves through a percutaneous needle. RFA appears to have similar efficacy rates to TACE, without the use of potentially toxic chemotherapy agents and without exposure to radiation. Because of its efficacy and safety profiles, RFA is becoming increasingly popular, and may soon overtake TACE as the most widely used form of ablation therapy.

  ZADAXIN for Hepatocellular Carcinoma

     A pilot phase 2 study has been completed in Italy which examined the efficacy and safety of ZADAXIN plus TACE for treatment of HCC. Eleven patients had liver cirrhosis of class A or B according to Child's criteria, with tumors classified as Okuda stage I or II. One patient was classified as Child's class C and had an Okuda stage III tumor. The diagnosis of HCC was based on ultrasonography and histology. The patients were treated with ZADAXIN and TACE for 6 months. Results were compared to a matched historical control group treated with TACE alone.

     Patients treated with the combination of ZADAXIN plus TACE showed longer survival compared to the historical control group treated with TACE alone, that reached statistical significance 7 months after the end of treatment (82% vs. 41% survival; p<0.05, Kaplan-Meier and Mantel-Haenszel test). Patients receiving the ZADAXIN plus TACE demonstrated a significant increase in cytotoxic T-cells
(CD8) and NK cells (CD16 and CD56) at 3 months and 1 month, respectively, after completion of treatment. The delayed after-treatment effect of ZADAXIN observed in this study is similar to studies in hepatitis B, where it is common to see patients respond to ZADAXIN later, during the follow-up period.

     The FDA has granted Orphan Drug Status to ZADAXIN for the treatment of HCC.

     In January 2001, we began a U.S. phase 2 program of ZADAXIN in combination with RFA, for the treatment of HCC. The goal of the open label, randomized, controlled study is to evaluate whether a ZADAXIN enhanced immune response may contribute to the effectiveness of tumor therapy with RFA.

  Malignant Melanoma

     Melanoma is the most dangerous and malignant of skin cancers and one of the most rapidly increasing types of cancer worldwide. Although melanoma accounts for only 4% of skin cancer cases, it is responsible for 79% of all skin cancer deaths. Since 1973, the number of new melanomas diagnosed each year in the U.S. has doubled. According to the American Cancer Society, about 51,400 new melanomas will be diagnosed in the U.S. in 2001. The standard treatment for primary melanoma tumors is surgical removal, and patient prognosis is not good unless the tumor is detected early.

  ZADAXIN for Malignant Melanoma

     Malignant melanoma is resistant to most forms of therapy, with response rates to dacarbazine, commonly referred to as DTIC, the most active single chemotherapy agent for the disease, of approximately 17% to 20%, and without impact on patient survival. The effects of ZADAXIN in combination with chemotherapy and cytokine therapy for treatment of malignant melanoma were examined in three trials in Italy with comparisons to historical controls. In one trial, ZADAXIN was used following DTIC therapy in combination with alpha interferon. In 26 treated patients evaluated by World Health Organization criteria there was an overall response rate of 50%, with a mean duration of response of 13.5 months. In another trial with the same combination treatment, 20 patients with Stage III or IV unresectable metastatic melanoma were treated with up to nine cycles of therapy. Ten patients responded to therapy for an overall response rate of 50%. Median survival time was 11.5 months with a median time to progression of 5.5 months. Importantly, 7 patients survived for more than two years and 2 patients were disease free after more than five years. In a third trial, ZADAXIN was administered following DTIC therapy in combination with IL-2, an immunomodulator. There were 42 evaluable patients that showed an overall response rate of 36%, with a median time to progression of 5.5 months and median survival of 11 months. Historical controls have shown response rates of about 27% with DTIC and alpha interferon and about 22% with DTIC and IL-2. Thus, the ZADAXIN treated patients showed greater overall response than these other regimens, namely DTIC with alpha interferon or IL-2.

     In November 2000, we began a ZADAXIN phase 2 advanced-stage malignant melanoma program based on immune system enhancer therapy treatment in Australia. The study is designed to show whether ZADAXIN can enhance immunity, elevate T-cell counts and contribute, in combination with active immunization of dendritic cells, or DC, to a specific melanoma immune response. Advanced-stage malignant melanoma is poorly responsive to chemotherapy or radiotherapy. Moreover, most agents used, including DTIC are extremely toxic. Combination dendritic-cell therapy plus ZADAXIN is a novel approach to the treatment of advanced-stage malignant melanoma based solely on immune system enhancer therapy. The main advantage of this immune system enhancer therapy approach is the dramatic reduction in toxicity when compared to traditional chemotherapy or combined chemotherapy and cytokine therapy. If proven effective, combination dendritic-cell plus ZADAXIN therapy may become a new form of treatment for an otherwise highly fatal disease.

CYSTIC FIBROSIS

     Cystic fibrosis is the most common fatal genetic disease among Caucasians. Currently, there is no cure for the disease which affects approximately 70,000 children and young adults worldwide, including approximately 30,000 in the U.S. and 30,000 in Europe. In the U.S., 1,000 new cases are diagnosed each year, usually by the age of three. Tragically, the median survival is only up to age
31. Cystic fibrosis patients suffer from chronic lung infections and sinusitis, as well as the inability to secrete enough digestive enzymes to properly digest food and absorb nutrients.

     Cystic fibrosis is caused by a mutated gene that produces an abnormal protein, the Cystic Fibrosis Transmembrane Conductance Regulator, or CFTR, protein. This basic defect in cystic fibrosis cells results in the faulty transport of chloride ions across epithelial cells which line organs such as the lungs and pancreas membranes. This faulty chloride transport causes the body to produce abnormally thick, sticky mucus which clogs the airways and leads to chronic bacterial infections that result in lung destruction and death. This mucus also obstructs the pancreas, preventing enzymes from reaching the intestines to digest food. Most cystic fibrosis patients die from lung disease. Cystic fibrosis also affects other areas of the body, including the sweat glands, liver, gallbladder and male reproductive organs.

     It is estimated that one in every 31 Americans, more than 10 million people, is an unknowing, asymptomatic carrier of the gene. A child must inherit two copies of the mutated cystic fibrosis gene, one from each parent, to have cystic fibrosis. Each time two carriers conceive a child there is a 25% chance that the child will have cystic fibrosis, a 50% chance that the child will be a carrier, and a 25% chance that the child will be a non-carrier.

     Currently, there is no cure for cystic fibrosis. Approved cystic fibrosis treatments only address the symptoms of the disease not the underlying defective protein related problems causing cystic fibrosis in most patients -- impaired chloride ion transport and abnormal CFTR protein trafficking. The treatment of cystic fibrosis depends upon the stage of the disease and which organs are involved. One means of treatment, postural drainage, also called chest physical therapy, requires vigorous percussion by using cupped hands on the back and chest to dislodge the thick, sticky mucus from the lungs. Antibiotics are also used to treat lung infections and are administered intravenously, orally or in medicated vapors that are inhaled to open up clogged airways. Unfortunately, the emergence of antibiotic-resistant bacteria is an ever-increasing threat to those patients. In addition, mucolytic, or mucus-thinning drugs, are used to reduce the viscosity of the mucus and facilitate airway clearance. When cystic fibrosis affects the digestive system, the body cannot absorb enough nutrients. Therefore, patients with cystic fibrosis may need to eat an enriched diet and take both replacement vitamins and pancreatic enzymes. The Cystic Fibrosis Foundation estimates that the annual average cost of care of a cystic fibrosis patient is approximately $50,000 per patient, including hospitalizations, chest physical therapy and medications.

CPX -- PROTEIN-REPAIR, A NEW PROMISING THERAPY FOR CYSTIC FIBROSIS

     We are currently developing a promising new protein-repair therapy for the treatment of cystic fibrosis -- CPX. The use of CPX for cystic fibrosis was co-discovered by Dr. Harvey Pollard and Dr. Kenneth Jacobson at the U.S. National Institutes of Health, or NIH. Laboratory testing was so promising that our clinical research is being supported in part by grants from the U.S. FDA and the Cystic Fibrosis Foundation.

     The FDA has granted Orphan Drug Status to CPX as a potential treatment for cystic fibrosis.

     In NIH laboratory studies CPX has demonstrated efficacy in human cells explanted from cystic fibrosis patients. We are now looking for ways to replicate this efficacy in cystic fibrosis patients. CPX is the only drug currently under clinical development that in laboratory experiments targets and corrects the underlying protein-associated defect that causes cystic fibrosis in more than 70% of patients. All other current therapies treat only the symptoms of the disease.

     Laboratory research at the NIH suggests that CPX repairs the defective CFTR protein and helps it do its job in the following two ways:

     - CPX binds to the defective CFTR protein and improves the ability of the CFTR protein to properly move through the epithelial cell, a process called trafficking, by binding with the defective CFTR protein and protecting it from being destroyed as it makes its way to the surface of the cell; and

     - CPX improves the function of the defective CFTR protein so that it successfully provides increased transport of chloride through the epithelial cell membranes.

     CPX is currently in a phase 2 development program in the U.S. In the initial phase 2 study of CPX, the unique drug absorption characteristics of cystic fibrosis patients precluded achievement of the sustained blood concentrations of CPX necessary to evaluate efficacy in this study. Our new formulation program is intended to address this drug absorption issue. Working closely with scientists and clinical investigators in the Cystic Fibrosis Foundation's Therapeutics Development Network, we plan to study a new formulation of CPX in additional U.S. phase 2 studies.

MARKETING AND SALES

     Assuming FDA, European and Japanese regulatory approval, we plan to market ZADAXIN in the U.S., Europe and Japan in collaboration with larger pharmaceutical companies. Outside these territories we plan to market ZADAXIN through our established broad distribution network.

     In our ZADAXIN markets in Asia (excluding Japan), Latin America and the Middle East, we conduct medical education and clinical trial programs targeting the leading specialists (e.g. hepatologists, immunologists and oncologists) at the leading hospitals in each of our markets. Local importers/distributors assist us with regulatory submissions to the ministries of health and are responsible for the importation, inventory, physical distribution and invoicing of ZADAXIN. Our wholly-owned international subsidiary, SciClone Pharmaceuticals International Ltd., which we refer to as SPIL, is based in Hong Kong and has international offices in Beijing, Hong Kong, Rome, Panama City, Shanghai, Singapore and Tokyo. SPIL manages a distribution center in Hong Kong which is the source for all ZADAXIN re-exported to our non-U.S. markets, except Japan. We have established distribution arrangements with local pharmaceutical wholesale/distribution companies covering 46 countries outside of the U.S., Europe and Japan. In those markets where ZADAXIN is approved in Asia, Latin America and the Middle East, we have established or plan to establish in the near term ZADAXIN marketing programs. ZADAXIN sales in our currently approved markets and pending markets are and will be managed by SPIL employees.

     Assuming FDA and equivalent European regulatory approval, we plan to market CPX directly and in collaboration with specialty pharmaceutical oriented companies.

MANUFACTURING

     We do not intend to acquire or establish our own dedicated manufacturing facilities for any of our products at this time. We believe there are numerous facilities in compliance with FDA Good Manufacturing Practice, or the foreign equivalent of such standards, available for contract manufacturing. We have entered into exclusive contract manufacturing and supply agreements to produce ZADAXIN and CPX. These manufacturers are supplying the ZADAXIN and CPX required for our current and planned clinical trial activities, and have demonstrated, with respect to ZADAXIN, the capability to supply commercial quantities of the drug to fulfill our expected near term commercial requirements. We believe that, in the event of the termination of an agreement with any single supplier or manufacturer, we would likely be able to enter into arrangements with other suppliers or manufacturers on similar terms.

     For Europe and all markets except the U.S. and Japan, ZADAXIN is manufactured to cGMP standards in Europe. For the U.S. and Japanese markets ZADAXIN is manufactured to cGMP standards in the U.S.

     We directly monitor production runs of our products and maintain our own quality assurance audit programs.

PATENTS AND PROPRIETARY RIGHTS

     We are either a patentee or exclusive licensee of composition of matter, process and use patents and pending applications related to thymosin alpha 1, the generic name of ZADAXIN, in the U.S. and abroad.

     We are the exclusive licensee of foreign patents directed to the thymosin alpha 1 composition of matter which are owned by F. Hoffmann-La Roche AG and the Board of Regents of the University of Texas System. Most of these foreign composition of matter patents have expired. However, we are a patentee of a number of composition of matter patents and applications directed to analogs and derivatives of thymosin alpha 1 which have been granted in the U.S. and numerous international markets. We are seeking numerous other proprietary rights for thymosin alpha 1. We are either a patentee or exclusive licensee and are directing prosecution of use and process patents related to the method of making and therapeutic uses of thymosin alpha 1.

     Our process patents are directed to methods of making thymosin alpha 1 and have issued in the U.S., a majority of European countries, Hong Kong, Canada, Japan, South Korea and Taiwan.

     We are also a co-patentee of patents and pending applications covering numerous uses of thymosin alpha 1. Patents covering use of thymosin alpha 1 for treatment of hepatitis C have issued in the U.S., a majority of European countries and numerous international markets. Patents for which we are a co-patentee have additionally issued in the U.S. and various international markets covering the use of thymosin alpha 1 to treat autoimmune hepatitis; in the U.S. and various international markets for the use of thymosin alpha 1 in treating hepatitis C in non-responders to interferon treatment; and in the U.S. and various international markets covering the use of thymosin alpha 1 to treat decompensated liver disease. Patents which we own covering the use of thymosin alpha 1 to treat hepatitis B carriers with minimal disease have issued in the U.S., Japan, Taiwan, the Republic of China and other international markets. We are the exclusive licensee of patents which have issued in the U.S., a majority of European countries, Japan and other international markets which cover the use of thymosin alpha 1 to treat small cell and non-small cell lung cancer; in the U.S., Japan and other international markets covering the treatment of hepatitis B using thymosin alpha 1; in the U.S. and several international markets covering the use of thymosin alpha 1 to treat septic shock; and in the U.S. and several international markets covering the treatment of infertility in mammalian males using thymosin alpha 1. Numerous corresponding additional patent applications in other countries are pending for each of the above named indications.

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

SPONSORED RESEARCH AND DEVELOPMENT

     For the years ended December 31, 2000, 1999 and 1998, we expended $4,182,000, $4,604,000 and $9,293,000, respectively, in our sponsored research and development activities.

COMPETITION

     In the area of immune system enhancer, ISE, therapy, we believe that we participate in an important and growing therapeutic niche, stimulating an immune system response in a disease state often characterized by an inadequate immune response. ZADAXIN is a product that has demonstrated a unique safety profile among immunomodulatory agents. ZADAXIN has shown in clinical trials that it can be added safely and effectively to existing anti-viral and anti-cancer therapies. We believe that this cocktail approach to anti-viral and anti-cancer therapy will become more popular in the future. We believe that ZADAXIN's suggested mechanism of action will encourage it to be used in newer multiple combination therapies over time. We anticipate that as newer and better direct anti-viral and anti-cancer are developed there will continue to be a need for an immune system enhancement component and this in turn may create new opportunities for ZADAXIN. Competition with ZADAXIN may be reduced by the fact that ZADAXIN, administered in combination with numerous anti-viral and anti-cancer agents, is expected to be complementary rather than competitive to these agents in enhancing the immune system. We expect continuing advancements in and increasing awareness of the use of immune system enhancer therapy approach to fighting some cancer and infectious diseases may create new competitors as well as numerous new opportunities for expanded use of ZADAXIN. We know of no other immune system enhancer therapy that has ZADAXIN's combination of proven safety and efficacy.

     Alternative methods to treat viral diseases and cancers exist and new treatments will be developed. All of these will compete with each other and ZADAXIN for therapeutic use, but we believe that in many cases ZADAXIN will prove itself complementary.

     SCV-07 shows early signs of having many of the immune system enhancer qualities of ZADAXIN, but in an orally available form.

     There are numerous research activities at other companies that are targeting ways to mitigate the symptoms and medical problems associated with cystic fibrosis. However, according to the Cystic Fibrosis Foundation, CPX is one of only three drugs in a phase 2 development program. Importantly, CPX is the only drug in a phase 2 program that is targeting both of the root causes of cystic fibrosis as opposed to attempting to treat a symptom. If CPX can replicate in CF patients the activity demonstrated in vitro at the NIH and gain FDA approval it will compete with existing and future therapies for therapeutic use and acceptance.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the manufacturing of products for us and the marketing of our products, as well as in ongoing research and development activities and in preclinical and clinical trials and testing related to our products. When our products are manufactured, tested or sold in the U.S., they will be regulated in accordance with the Federal Food, Drug, and Cosmetic Act, commonly referred to as the FD&C Act and the U.S. Public Health Service Act. The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may commence, (iii) adequate well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, and adequate data to support the Chemistry, Manufacturing and Controls aspect of the process which will ensure reproducible product quality batch after batch (iv) submission to the FDA of a New Drug Application, or NDA, with respect to drugs, or Biologics License Application, or BLA, for biological products and (v) FDA approval of the NDA prior to any commercial marketing, sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current U.S. Good Manufacturing Practices, or cGMP.

     The steps required before a new drug or biological product may be distributed commercially in the U.S. generally include:

     - conducting appropriate preclinical laboratory evaluations of the product's chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product;

     - submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an IND;

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

      - Phase II: The drug is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage, and to collect initial efficacy data; and

      - Phase III: The drug is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study, and comparing it to that of established therapies, if any;

     - submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug to the FDA in a NDA or BLA; and

     - obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug product.

     In approving an NDA or BLA, the FDA may require further post-marketing studies, referred to as phase 4 studies. When used in this Report in connection with trials and filings in other countries, terms such as "phase 1," "phase 2," "phase 3," "phase 4," "new drug application" and "marketing application" refer to what we believe are comparable trials and filings in these other countries.

     Congress has amended the FD&C Act to facilitate and expedite the development and review of drugs and biological products intended for treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions. These provisions, which combine existing FDA expedited approval and accelerated approval procedures, set forth a new procedure for designation of a drug as a "fast track product." Concurrent with or after an NDA is filed, the sponsor may request designation as a fast track product, and the FDA will respond within 60 days.

     If designated fast track, the FDA must take such actions as are appropriate to facilitate and expedite review of applications for these products. Another advantage of fast track designation is that sponsors may submit, and the FDA may commence review of, portions of an application before the complete application is submitted, provided that a schedule for submission of the completed application is provided. Sponsors of fast track products also may seek and obtain FDA approval based upon a determination that the product has an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Products approved on this basis are subject to rigorous postmarket compliance requirements. For example, the sponsor may be required to conduct post-approval studies to validate or confirm the endpoint or may be required to submit copies of all promotional materials 30 days prior to their dissemination. The FDA may withdraw approval of fast track products if, for example, the sponsor fails to conduct required post-approval studies or disseminates false or misleading promotional materials.

     Even after initial FDA approval has been obtained, further studies, including post-marketing studies, may be required to provide additional data on the product's risks, benefits, and optimal use, and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in manufacturing facility, an NDA or BLA supplement may be required to be submitted to the FDA. Pursuant to recent amendments to the FD&C Act, major manufacturing changes, defined as changes that have substantial potential to have an adverse effect on the identity, strength, quality, purity, or potency of a product as they may relate to the safety an effectiveness of the product, require the submission of a supplement and approval by FDA prior to distribution of the product made using the change. Moderate changes are defined as having moderate potential to have an adverse effect on the identity, strength, quality, purity, or potency of the product as they may relate to the safety or effectiveness. Some moderate changes, such as a move to a different manufacturing site for the manufacture or processing of any drug product, in-process material, or drug substance, require submission of a supplement to FDA at least 30 days before the distribution of the product made using the change. Other moderate changes, including a move to a different manufacturing site for the manufacture or processing of the final intermediate, may occur when FDA receives the supplement. The manufacturer must describe minor changes, defined as having minimal potential to have an adverse effect on the identity, strength, quality, purity, or potency of the product as they may relate to the safety or effectiveness, in the next required annual report to the FDA.

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

     Orphan drug legislation was recently introduced into the European Union, or EU, pursuant to the Orphan Medicinal Products Regulation. Orphan medicinal products are those products designed to diagnose, treat or prevent a condition which occurs so infrequently that the cost of developing and bringing the product to the market would not be recovered by the expected sale of the product. In the EU, the criterion for designation is a prevalence of the relevant condition no more than 5 per 10,000 of the population.

     The legislation, consistent with that already in place in the United States, aims to provide incentives for the development of orphan medicinal products which include, amongst others, a reduction in the fees payable in respect of the marketing authorization application, protocol assistance for clinical trials in support of the application and marketing exclusivity once the authorization is granted. In the EU, marketing exclusivity is granted to products with an orphan drug designation for a period of 10 years during which the EU will not accept another application for a marketing authorization for the same therapeutic indication in respect of a similar medicinal product, unless the second applicant can show its product is safer, more effective or otherwise clinically superior. A similar medicinal product is defined as a medicinal product containing a similar active substance as contained in the authorized orphan medicinal product.

     In accordance with EU procedures, our application in respect of CPX for the treatment of cystic fibrosis was granted a positive opinion by the Committee on Orphan Medicinal Products in February 2001. The opinion has now been forwarded to the European Commission for its adoption and the formal grant of the designation, which we expect to receive by April 2001. However, it should be noted that the granting of orphan drug status does not affect the likelihood of success of obtaining marketing authorization for the relevant product in any way.

     Under the Drug Price Competition and Patent Term Restoration Act of 1984, or DPCPTRA, a sponsor may be granted marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or new clinical studies were used to support the marketing application. This marketing exclusivity would prevent a third party from obtaining FDA approval for a similar or identical drug through an Abbreviated New Drug Application, or ANDA, which is the application form typically used by manufacturers seeking approval of a generic drug, or 505(b)(2) application. The DPCPTRA also allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval with the maximum patent extension term being five years. Once a drug is granted some form of marketing exclusivity, the recently enacted FDA

Modernization Act provides an additional six months of marketing exclusivity for certain pediatric research conducted at the written request of the FDA.

     We may seek the benefits of orphan, DPCPTRA, or fast track provisions, but we cannot assure you that we will be able to obtain any such benefits.

     We are subject to foreign regulations governing human clinical trials and pharmaceutical sales. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries is required prior to the commencement of marketing of our products in those countries. The approval process varies from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In general, foreign countries use one of three forms of regulatory approval processes. In one form, local clinical trials must be undertaken and the data must be compiled and submitted for review and approval. In Japan, for example, the process is time consuming and costly because clinical trials and preclinical studies must be conducted in Japan. A second form of approval process requires clinical trial submissions, but permits use of foreign clinical trials and typically also requires some form of local trial as well. A third form of approval process does not require local clinical trials, but rather contemplates submission of an application including proof of approval by countries that have clinical trial review procedures. Thus, a prior approval in one or more of the U.S., Japan, most European Union countries or Australia, among others, is often sufficient for approval in countries using this third form of approval process.

     In addition to required foreign approvals, the FDA regulates the export of drugs or bulk pharmaceuticals from the U.S. In general, a drug that has been approved for commercial sale in the U.S. may be exported for commercial sale. In 1996, the U.S. Congress passed export reform legislation that provides that an unapproved drug may be exported to a "listed country" for investigational purposes without FDA authorization if exported in accordance with laws of the foreign country, and in accordance with the export requirements. The listed countries include Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, and countries in the European Union and the European Economic Area. Export of drugs to an unlisted country for clinical trial purposes continues to require FDA approval. We have obtained, where necessary, FDA approval for all exports of ZADAXIN from the U.S. for clinical trial purposes, and will seek to obtain FDA approval, where necessary, for any future shipments from the U.S. to any unlisted country. The export reform legislation further provides that an unapproved drug can be exported to any country for commercial purposes without prior FDA approval, provided that the drug: (i) complies with the laws of that country; and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." Export of drugs not approved in the U.S. that do not have marketing authorization in a listed country continue to require FDA export approval.

     Pursuant to the Prescription Drug User Fee Act of 1992, drug and biologics manufacturers generally are required to pay three types of user fees: (1) a one-time application fee for approval of an NDA or BLA; (2) an annual product fee imposed on prescription drugs and biologics after FDA approval; and (3) an annual establishment fee imposed on facilities used to manufacture prescription drugs and biologics. The fee rates for 2000 were: (1) $285,470 one-time fee for an application requiring clinical data, or $142,870 fee for an application not requiring clinical data; (2) a $14,971 annual establishment fee; and (3) a $19,959 annual product fee. These fee amounts are likely to increase in the future. Fee waivers or reductions are available in certain instances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the drug also includes a non-orphan indication.

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

     As the preceding discussion indicates, the research, preclinical development, clinical development, manufacturing, marketing and sales of pharmaceuticals, including ZADAXIN and CPX, are subject to extensive regulation by governmental authorities. Products we develop cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy, uncertain and requires the expenditure of substantial resources. For example, in some countries where we contemplate marketing ZADAXIN, the regulatory approval process for drugs not previously approved in countries that have established clinical trial review procedures is uncertain and this uncertainty may result in delays in granting regulatory approvals. In addition, in certain countries such as Japan, the process for obtaining regulatory approval is time consuming and costly. We are currently pursuing regulatory approvals of ZADAXIN in a number of countries, and of CPX in the U.S.

THIRD PARTY REIMBURSEMENT

     ZADAXIN is currently sold principally in countries without broad government provided health care reimbursement programs or adequate and broadly distributed private health insurers and other third party payer organizations. Regardless, we believe that it is important to position ZADAXIN, and our other drugs, to participate as much as possible in the government provided health care reimbursement programs and the programs of other private and third party payers. This is important in the countries where ZADAXIN is currently registered but even more important in the U.S., Europe and Japan where participation in drug insurance programs and government drug cost reimbursement programs are essential to the commercial success of a product.

EMPLOYEES

     As of December 31, 2000, we had 71 employees, 17 in the U.S., and 54 in foreign offices. We consider our relations with our employees to be satisfactory. We expect to hire other experienced professionals in 2001 to, among other things, address expanded clinical, regulatory, manufacturing and marketing activities.

     In addition to our employees, we have direct access to the activities of approximately 55 employees of our overseas distributors. We also have engaged the services of numerous experienced consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and ZADAXIN commercialization activities. We plan to leverage our key personnel by continuing to make extensive use of contract laboratories, development consultants and collaborations with pharmaceutical companies to develop and market our products.

RECENT DEVELOPMENTS

     In January 2001, The Company signed a Materials Transfer Agreement with F. Hoffmann-LaRoche, Ltd. This agreement provides a free of charge supply of PEGASYS(R) brand of pegylated alpha interferon to be used in our U.S. phase 3 hepatitis C clinical program. We agreed to provide Roche with access to and use of the data resulting from the studies. Roche can use the data for regulatory purposes and does not have any rights to ZADAXIN.

ITEM 2. PROPERTIES

     We currently lease approximately 16,750 square feet of office space at our headquarters in San Mateo, California and limited office space for marketing purposes in Beijing, Hong Kong, Rome, Panama City, Shanghai, Singapore and Tokyo. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended December 31, 2000.

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

                                                               PRICE RANGE
                                                               COMMON STOCK
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
2000
  4th quarter...............................................  $11.13   $2.50
  3rd quarter...............................................   14.19    9.50
  2nd quarter...............................................   15.25    5.81
  1st quarter...............................................   22.75    5.06
1999
  4th quarter...............................................  $ 7.38   $1.56
  3rd quarter...............................................    2.50    1.19
  2nd quarter...............................................    1.94    1.25
  1st quarter...............................................    2.50    1.00

     In January 2000, we completed a private placement to Brown Simpson Asset Management, a strategic institutional investor. Brown Simpson purchased 1,000,000 shares of our common stock at a price of $6.00 per share, which was a slight premium to market, and five-year warrants to purchase 800,000 shares of our common stock at an exercise price of $7.00 per share. As of December 31, 2000, Brown Simpson had not exercised any of its warrants.

     In March 2000, we completed a private placement to Italy-based Sigma-Tau Group, one of the leading pharmaceutical companies in Southern Europe. Sigma Tau purchased 198,072 shares of our common stock at $15.14 per share and five-year warrants to purchase 400,000 shares of our common stock. Warrants for 200,000 shares are exercisable at a price of $15.67 per share and warrants for 200,000 shares are exercisable at a price of $31.33 per share. Sigma-Tau may not sell any of the shares purchased in this private placement until March 2, 2001. In addition, Sigma-Tau was not granted any registration rights covering resale of the shares or the shares issuable upon exercise of the warrants.

     In March/April 2000, we received approximately $8,606,000 in connection with exercises of outstanding warrants to purchase 4,597,690 shares of common stock.

     In December 2000, we completed a $4 million senior unsecured convertible note with an investment affiliate of UBS AG, one of the world's five largest financial institutions, The new $4 million note is convertible into 407,610 shares of our common stock at a fixed conversion price of $9.8133 per share. The note will accrue interest at a rate of 6% per year and will mature in December 2005. The note is not convertible prior to December 2001. We also received $900,000 for granting the investor the right to purchase approximately $5.9 million of senior unsecured convertible notes due December 2005. If issued, the notes will bear no interest (zero coupon) and will be convertible into 407,610 shares of our common stock at a fixed conversion price of $14.5066 per share.

     As of March 21, 2001, there were approximately 322 holders of record and approximately 25,500 beneficial holders of our common stock.

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

                                  2000          1999           1998           1997           1996
                               -----------   -----------   ------------   ------------   ------------
STATEMENTS OF OPERATIONS
  DATA:
Product sales................  $15,357,000   $ 9,091,000   $  3,625,000   $  2,223,000   $    703,000
Contract revenue.............           --       307,000        100,000             --             --
                               -----------   -----------   ------------   ------------   ------------
          Total revenue......   15,357,000     9,398,000      3,725,000      2,223,000        703,000
                               -----------   -----------   ------------   ------------   ------------
Cost of product sales........    3,113,000     1,761,000      1,036,000        990,000        740,000
                               -----------   -----------   ------------   ------------   ------------
Gross margin.................   12,244,000     7,637,000      2,689,000      1,233,000        (37,000)
                               -----------   -----------   ------------   ------------   ------------
Operating expenses:
  Research and development...    4,182,000     4,604,000      9,293,000      8,642,000      9,904,000
  Marketing..................    8,328,000     5,911,000      5,391,000      4,145,000      4,240,000
  General and
     administrative..........    2,930,000     2,978,000      3,714,000      3,662,000      3,183,000
                               -----------   -----------   ------------   ------------   ------------
          Total operating
            expenses.........   15,440,000    13,493,000     18,398,000     16,449,000     17,327,000
                               -----------   -----------   ------------   ------------   ------------
Loss from operations.........   (3,196,000)   (5,856,000)   (15,709,000)   (15,216,000)   (17,364,000)
Writedown of note receivable
  from former officer........           --            --     (5,944,000)            --             --
Interest and investment
  income, net................    1,479,000       389,000        582,000      1,219,000      2,618,000
                               -----------   -----------   ------------   ------------   ------------
Net loss.....................  $(1,717,000)  $(5,467,000)  $(21,071,000)  $(13,997,000)  $(14,746,000)
Deemed dividend on issuance
  of preferred stock.........           --            --     (3,143,000)            --             --
                               -----------   -----------   ------------   ------------   ------------
Net loss attributable to
  common stockholders........  $(1,717,000)  $(5,467,000)  $(24,214,000)  $(13,997,000)  $(14,746,000)
                               ===========   ===========   ============   ============   ============
Basic net loss per share.....  $     (0.06)  $     (0.26)  $      (1.48)  $      (0.85)  $      (0.85)
                               ===========   ===========   ============   ============   ============
Weighted average shares used
  in computing basic and
  diluted net loss per
  share......................   29,904,924    21,162,936     16,335,096     16,472,765     17,421,312
                               ===========   ===========   ============   ============   ============
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments................  $22,497,000   $ 3,621,000   $  5,410,000   $ 12,901,000   $ 35,106,000
Working capital..............   30,281,000     7,091,000      3,845,000      7,416,000      9,224,000
Total assets.................   36,167,000    13,124,000     11,727,000     19,196,000     42,728,000
Redeemable preferred stock...           --            --        848,000             --             --
Total shareholders' equity...   28,077,000     9,301,000      6,428,000     15,724,000     37,466,000

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

OVERVIEW

     During the periods encompassed by this Annual Report on Form 10-K, we have devoted substantially all of our resources to our ZADAXIN and CPX product development programs and our ZADAXIN commercialization activities. We conduct our research and product development efforts through a combination of internal and collaborative programs. In addition to internal management and staff, we rely upon arrangements with universities, other clinical research sites and contract research organizations for a significant portion of our product development efforts. Oversight of all external and collaborative programs is conducted by our executive officers and other staff from our headquarters located in San Mateo, California.

     From commencement of operations through December 31, 2000, we incurred a cumulative net loss of approximately $117 million. We expect our sales, gross margin and operating expenses to increase over the next several years as we expand our sales, research and development, clinical testing and marketing capabilities. Our ability to achieve and sustain operating profitability is primarily dependent on the initiation, execution and completion of new ZADAXIN clinical trials thereby securing regulatory approvals for ZADAXIN in additional countries, particularly in the U.S., Europe and Japan, successfully launching ZADAXIN, if approved, in those countries, increasing ZADAXIN sales in approved markets, developing ZADAXIN corporate partnering arrangements in the U.S., Europe and Japan. In addition, other factors may also impact our ability to achieve and sustain operating profitability, including manufacturing costs of ZADAXIN, our ability to obtain additional financing to support our operations, long-term product development and commercialization programs, our spending associated with successful development of CPX, acquiring rights to additional drugs, and entering into and extending agreements for product development and commercialization, where appropriate.

     Our operating results may fluctuate from quarter to quarter and these fluctuations may be substantial as a result of, among other factors, the number, timing, costs and results of preclinical and clinical trials of our products, market acceptance of ZADAXIN, the regulatory approval process, the timing of FDA or international regulatory approvals, the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements. Setbacks in the launch, sale or distribution of ZADAXIN, preclinical or clinical development of our products, the regulatory approval process or relationships with collaborative partners, and any shortfalls in revenue or earnings from levels expected by securities analysts, among other developments, have in the past had, and could in the future have, an immediate and significant adverse effect on the trading price of our common stock in any given period.

RESULTS OF OPERATIONS

     Product sales were $15,357,000, $9,091,000 and $3,625,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In 1998, 1999 and 2000, both unit and U.S. dollar sales grew as the awareness and use of ZADAXIN expanded. As of March 2001, after the approval of ZADAXIN in India, we had received approval to market ZADAXIN in 21 countries. The People's Republic of China, currently ZADAXIN's largest market, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. We sell to principal importer/agents who then resell to distributors inside the People's Republic of China. For the year ended December 31, 2000, distributors in China accounted for 86% of our product sales. Sales emphasis is concentrated in China because, as one of our more developed markets, marketing expenditures can result in rapid benefits in sales and profits compared to newer markets which require investment and development spending. In addition, we have filed for approval to market ZADAXIN in 19 additional countries and anticipate additional filings in other countries. We expect ZADAXIN sales to increase both in our existing approved markets and in new markets once regulatory approvals are secured and ZADAXIN is launched. The level of these sales increase is dependent upon increased ZADAXIN market penetration in our existing approved markets, additional ZADAXIN marketing approvals and the successful launch of ZADAXIN in new markets. Although we remain optimistic regarding the prospects of ZADAXIN, we cannot assure you that we will ever achieve significant levels of sales or that we will receive additional ZADAXIN market approvals.

     Cost of product sales was $3,113,000, $1,761,000 and $1,036,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase was attributable to increased ZADAXIN sales. We expect cost of product sales to vary from quarter to quarter, depending upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

     Gross margin was $12,244,000, $7,637,000 and $2,689,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Gross profit margin was 71% in 1998, 81% in 1999 and 80% in 2000.

     Research and development expenses were $4,182,000, $4,604,000 and $9,293,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in 2000 over 1999 was primarily attributable to decreased clinical trial expenses and consulting fees. The decrease in 1999 over 1998 was primarily attributable to decreased clinical trial expenses, decreased license fees expense associated with acquisition of rights to ZADAXIN, and decreased consulting fees, partially offset by increased payroll expenses related to our restructuring program. The initiation and continuation of ZADAXIN, CPX and other product clinical development programs has had and will continue to have a significant effect on our research and development expenses and may require us to seek additional capital resources. In general, we expect product research and development expenses to increase significantly over the next several years and to vary quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Marketing expenses were $8,328,000, $5,911,000 and $5,391,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The increase over the years is related to increased payroll expenses and expenses for advertising and conferences associated with the expansion of our ZADAXIN markets. We expect marketing expenses to increase in the next several quarters and years as we expand our commercialization and marketing efforts and pursue additional strategic collaborations.

     General and administrative expenses were $2,930,000, $2,978,000 and $3,714,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease over the years was attributable to decreased payroll and administrative expenses partially offset by increased amortization expense in relation to its intangible product rights acquired in 1998. In the near term, we expect general and administrative expenses to vary quarter to quarter as we augment our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     A non-cash charge to earnings was recorded in April 1998 for $3,143,000 representing a deemed dividend associated with the issuance of the series C preferred stock.

     Net interest and investment income was approximately $1,479,000, $389,000 and $582,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in 2000 over 1999 primarily resulted from increased interest and investment income due to higher average invested cash balances. In addition, we recognized other income of approximately $400,000, based on the repayment of a loan from a former officer. The decrease in 1999 as compared to 1998 resulted from lower average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, 1999 and 1998, we had $22,497,000, $3,621,000 and
$5,410,000, respectively, in cash, cash equivalents, short-term investments and marketable securities. The marketable securities consist primarily of highly liquid short-term investments. Under our lease agreement, we are required to have a line of credit in the amount of $317,000. This line of credit is secured by a certificate of deposit that total $317,000.

     Net cash used by us in operating activities amounted to $5,517,000, $8,909,000 and $13,353,000, for the years ended December 31, 2000, 1999, and
1998, respectively. Net cash used in operating activities for the year ended December 31, 2000 was greater than the net loss primarily due to increases in accounts receivable and inventory and decreases in accrued professional fees. These amounts were partially offset by increases in accounts payable and decreases in prepaid expenses. Net cash used in operating activities for the year ended December 31, 1999 was greater than the net loss due to increases in accounts receivable and decreases in amounts owed to third parties for clinical trials. These amounts were partially offset by non-cash charges associated with depreciation and amortization, and decreases in prepayments of certain future expenses and inventory. Net cash used in operating activities for the year ended December 31, 1998 was less than the net loss primarily due to increases in clinical trial expense accruals primarily for Japan, inventory decreases, and impairment of a note receivable from a former officer. These amounts were partially offset by increases in prepaid expense primarily for product marketing rights acquired for the U.S. and Europe.

     Net cash provided by investing activities for the year ended December 31, 2000 primarily related to the net sale of $1,283,000 in marketable securities offset by the net purchase of approximately $99,000 in equipment and furniture. Net cash provided by investing activities for the year ended December 31, 1999 primarily related to the net sale of $120,000 in marketable securities offset by the net purchase and disposal of approximately $42,000 in equipment and furniture. Net cash provided by investing activities for the year ended December 31, 1998 primarily related to the net sale of $7,388,000 in marketable securities offset by the purchase of approximately $99,000 in equipment and furniture.

     Net cash provided by financing activities for the year ended December 31, 2000 consisted of $24,486,000 in proceeds, approximately $5,326,000 of which related to net proceeds of a private placement of common stock and redeemable warrants to institutional investors, approximately $8,606,000 from the exercise of outstanding redeemable warrants to purchase common stock by institutional and accredited investors, approximately $191,000 in net proceeds from the issuance of common stock under our employee stock purchase plan, approximately $3,100,000 in net proceeds from a private placement to Sigma-Tau, our European ZADAXIN development and marketing partner, approximately $2,363,000 in connection with exercises of outstanding options under our employee stock option plans, $4,000,000 from the issuance of a convertible note and $900,000 for granting investors the right to purchase approximately $5,900,000 of senior unsecured convertible notes. Net cash provided by financing activities for the year ended December 31, 1999 consisted of $7,169,000 in proceeds, approximately $5,430,000 of which related to the issuance of common stock and redeemable warrants to institutional and accredited investors in two private placements, payment in full of $235,000 on a note receivable from our President and Chief Executive Officer, and approximately $1,581,000 related to the issuance of common stock under our employee stock purchase plan, exercise of warrants and issuance of restricted common stock to Sigma-Tau, our ZADAXIN development and marketing partner in Europe. Net cash provided by financing activities for the year ended December 31, 1998 consisted of $6,342,000 in proceeds, approximately $3,931,000 of which related to our sale and issuance of 661,157 shares of series C preferred stock, approximately $529,000 of which related to the issuance of common stock and approximately $1,882,000 of which related to the payment on notes receivable from former and current officers.

     In January 2000, we completed a private placement of common stock and redeemable common stock warrants to an institutional investor which resulted in gross proceeds of approximately $6,100,000. If the warrants issued in connection with this private placement are fully exercised, we will receive an additional $5,600,000. In March 2000, we completed a $3,100,000 private placement to Sigma-Tau consisting of 198,072 shares of restricted common stock and warrants for 400,000 shares of common stock, which, if fully exercised, will result in additional gross proceeds of $9,400,000. In March and April 2000, an aggregate of 4,597,690 common stock warrants were exercised resulting in aggregate gross proceeds of approximately $8,606,000. In December 2000, we completed a $4 million senior unsecured convertible note with an investment affiliate of UBS AG. The $4 million note is convertible into 407,610 shares of our common stock at a fixed conversion price of $9.8133 per share. The note will accrue interest at a rate of 6% per year and will mature in December 2005. The note is not convertible prior to December 2001. We also received $900,000 for granting the investor the right to purchase approximately $5.9 million of senior unsecured convertible notes due December 2005. If issued, the notes will bear no interest (zero coupon) and will be convertible into 407,610 shares of our common stock at a fixed conversion price of $14.5066 per share.

     Our capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the availability of complementary products, technologies and businesses, the initiation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. Management believes ZADAXIN product sales should continue to increase and remain a valuable source of capital generation. The initiation and continuation of U.S. clinical development programs could, however, require additional funding either from a collaborative partner or through equity or debt financing. The timing, achievement and sustainability of our operating profitability and capital requirements may change depending upon numerous factors, including the level of ZADAXIN product sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly in the U.S., the timing of regulatory approvals, developments in relationships with existing or future collaborative partners and the status of competitive products. Without additional financing, or sales growth beyond management's expectations, or a combination thereof, management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations for at least the next twelve months.

INCOME TAXES

     At December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $56,485,000 which expire in the years 2006 through 2020. The difference between the cumulative losses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by our foreign subsidiaries. At December 31, 2000, we had federal tax credit carryforwards of approximately $2,600,000 which expire in the years 2009 through 2020.

     Because of the "change in ownership" provisions of the Internal Revenue Code, a portion of our net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

     As of December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that the Company has complied with the guidance of SAB 101.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 did not have a material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted for the year ending December 31, 2001. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on results of operations or the financial position of the Company.

RISK FACTORS

     You should carefully consider the risks described below, together with all of the other information included in this report on Form 10-K, before making an investment decision. The risks below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

IF WE FAIL TO SATISFY AND COMPLY WITH GOVERNMENTAL REGULATIONS OR IF GOVERNMENT REGULATIONS CHANGE, OUR BUSINESS WILL SUFFER.

     All new drugs, including our products which have been developed or are under development, are subject to extensive and rigorous regulation by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries. These regulations change from time to time. In prior years, legislation was introduced in the U.S. Congress that would restrict the duration of the marketing exclusivity of an orphan drug. There can be no assurances that this type of legislation will not be reintroduced and passed into law, or that the benefits of the existing statute will remain in effect. Our failure to satisfy and comply with regulations by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries can delay or stop approval of our drugs. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, premarket approval, importation, advertising, promotion, sale and distribution of our products. Satisfaction of these regulations typically takes several years and the time needed to satisfy them vary substantially, based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay or prevent us from marketing our existing or potential products for a considerable period of time and to impose costly procedures upon our activities. If regulatory approval of our products is granted, such approval may impose limitations on the indicated uses for which our products may be marketed.

IF WE FAIL TO OBTAIN REGULATORY APPROVALS IN COUNTRIES WHERE WE HAVE TARGETED REGULATORY APPROVAL FOR OUR PRODUCTS, OUR REVENUE GROWTH MAY BE HARMED AND OUR STOCK PRICE MAY DECLINE.

     The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN, CPX and our other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN, CPX and any other products must be approved by the FDA or its foreign counterparts before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in countries with established clinical trial review procedures is uncertain, and this may delay the grant of regulatory approvals for ZADAXIN. In addition, to secure these regulatory approvals, we need favorable results from additional clinical trials of ZADAXIN and we will need to demonstrate, in preclinical and clinical trials, the safety and efficacy of CPX as a treatment for cystic fibrosis. Our failure to obtain the required regulatory approvals so that we can develop, market and sell our products in countries where we currently do not have such rights may limit the growth of our revenues.

     There can be no assurance that we will ultimately obtain regulatory approvals in our targeted countries in a timely and cost-effective manner or at all. Failure to comply with applicable U.S. or foreign regulatory requirements can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, total or partial suspension of production, civil penalties, and criminal prosecutions. Further, additional government regulation may be established or imposed by legislation or otherwise, which could prevent or delay regulatory approval of ZADAXIN, CPX or any of our future products. Adverse events related to our products in any of our existing or future markets could cause regulatory authorities to withdraw market approval for such products, if any, or prevent us from receiving market approval in the future.

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

WE ARE PLANNING TO IMPLEMENT AND MANAGE A PHASE 3 PROGRAM IN THE U.S. FOR THE APPROVAL IN THE U.S. OF ZADAXIN IN COMBINATION WITH PEGYLATED INTERFERON FOR THE TREATMENT OF HEPATITIS C. OUR SCIENTIFIC AND CLINICAL RESEARCH DATA RELATING TO ZADAXIN IN COMBINATION WITH INTERFERON FOR THE TREATMENT OF HEPATITIS C IS BASED ON THE USE OF THE UN-PEGYLATED FORM OF INTERFERON.

     The results from our previous phase 2 and phase 3 hepatitis C studies have enabled us to produce a conservatively designed study program based on the use of ZADAXIN in combination with un-pegylated interferon. However, there can be no assurances that the results that produced this conservative design will carryover to the design of the study program using the combination of ZADAXIN and pegylated interferon. The pegylated form of interferon may perform better than anticipated in comparison to the combination of ZADAXIN and pegylated interferon resulting in an underpowered study.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM AND MAY NEVER ACHIEVE PROFITABILITY.

     We have experienced significant operating losses since our inception and as of December 31, 2000, we had an accumulated deficit of $116,746,000. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities. Accordingly, we may never achieve profitability. Our failure to achieve profitability may cause our stock price to decline.

IF WE DO NOT INCREASE THE AMOUNT OF REVENUE WE DERIVE FROM SALES OF ZADAXIN WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL TO SUPPORT OUR LONG-TERM PRODUCT DEVELOPMENT AND COMMERCIALIZATION PROGRAMS.

     Our strategy in the near term is to invest in phase 2 and 3 clinical studies in the U.S. Europe and Japan and continue to maintain and develop our international ZADAXIN business. Our ability to achieve and sustain operating profitability depends in large part on our ability to:

     - commence, execute and complete clinical programs for, and obtain additional regulatory approvals for, ZADAXIN, CPX, SCV-07, DAX and/or future products, particularly in the U.S., Europe and Japan;

     - increase ZADAXIN sales in existing markets; and

     - launch ZADAXIN in new markets;

     If we do not increase the revenue we derive from the sales of ZADAXIN and achieve operating profitability, we will need to obtain additional financing to support our long-term product development and commercialization programs. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. If we cannot raise the necessary funds, we will have to reduce our capital expenditures, scale back our development of new products, reduce our workforce and out-license to others products or technologies that we otherwise would seek to commercialize ourselves.

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

     Many of the foregoing factors are not within our control. If we need to raise additional funds and such funds are not available on reasonable terms, we may be required to delay or cancel our long-term product development and commercialization programs. Any additional equity financing will be dilutive to shareholders, and any debt financing, if available, may include restrictive covenants.

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

     We have not yet sold any product other than ZADAXIN. Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in additional markets, our revenue and operating results will suffer. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to:

     - convince prospective customers that our products are an attractive alternative to other treatments and therapies;

     - convince prospective strategic partners that our products are an attractive alternative to other treatments and therapies; and

     - manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

WE ARE DEPENDENT ON THE SALE OF ZADAXIN IN FOREIGN COUNTRIES, PARTICULARLY CHINA, AND IF WE EXPERIENCE DIFFICULTIES IN OUR FOREIGN SALES EFFORTS, OUR FINANCIAL CONDITION WILL BE HARMED.

     Our financial condition in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. The majority of our ZADAXIN sales are to customers in China. Sales of ZADAXIN in China may be limited due to its low average income and poorly developed infrastructure. In addition, our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including:

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

     - currency fluctuations; adverse or deteriorating economic conditions; and

     - potential adverse tax consequences.

     We do not have any product sales in the U.S. with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East. In addition, some countries in these regions regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market or limit the volume of product which may be imported and sold, either of which will cause our revenues to fall and our business to suffer.

WE HAVE LIMITED SALES, MARKETING AND DISTRIBUTION CAPABILITIES, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

     We currently have limited sales, marketing and distribution capabilities, and we anticipate that we will be relying on third-party collaborators to sell, market and distribute our products in the foreseeable future. If our arrangements with these third parties are not successful, or if we are unable to enter into additional third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. Our efforts to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which will harm our operating results. If we are able to further develop our sales, marketing and distribution capabilities, we will compete with other companies that have experienced and well funded operations. If we cannot successfully compete with them, our revenues may not grow and our business may suffer.

IF WE ARE NOT ABLE TO ESTABLISH AND MAINTAIN ADEQUATE MANUFACTURING AND SUPPLY RELATIONSHIPS, THE DEVELOPMENT AND SALE OF OUR PRODUCTS COULD BE IMPAIRED.

     To be successful, our products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We may not be able to maintain the long-term manufacturing relationships we currently have with our suppliers of ZADAXIN and CPX. Manufacturing interruptions, if any, could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business. In some countries, a change may require additional regulatory approvals. If we do not obtain the required regulatory approvals of this manufacturing change in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved. Either of these results will hurt our business.

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

     We depend in part on our distributors and business partners to develop and/or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. We generally do not have control over the amount and timing of resources that our business partners devote to ZADAXIN. If they do not perform their obligations as we expect, our development expenses would increase and the development and/or sale of our products could be limited or delayed, which could cause our business to suffer and our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators, and we may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN.

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

     Our commercial success also depends in part on us not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our products. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, even if unmeritorious, would require us to devote resources and attention that could have been directed to our operation and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

     Pharmaceuticals are either not patentable or have only recently become patentable in some of the countries other than the U.S., in which we have exclusive rights to ZADAXIN. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

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

WE MAY LOSE MARKET SHARE OR OTHERWISE FAIL TO COMPETE EFFECTIVELY IN THE INTENSELY COMPETITIVE BIOPHARMACEUTICAL INDUSTRY.

     Competition in the biopharmaceutical industry is intense and we expect that competition to increase. Our success depends on our ability to compete. We believe that the principal competitive factors in this industry include the efficacy, safety, price, therapeutic regimen and manufacturing quality assurance associated with a given drug. Our competitors include biopharmaceutical companies, biotechnology firms, universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of products in the therapeutic areas we are pursuing, particularly cancer, hepatitis B, hepatitis C, HIV and cystic fibrosis. In certain instances, our competitors are currently marketing drugs for cancer, hepatitis B, hepatitis C and HIV or have products in late-stage clinical trials.

     Most of our competitors, particularly large biopharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than we do. Most of them also have extensive experience in undertaking the preclinical and clinical testing and obtaining the regulatory approvals necessary to market drugs. Additional mergers and acquisitions in the pharmaceutical industry may result in ever more resources being concentrated with our competitors. Principal competitive factors in the pharmaceutical field include efficacy, safety, and therapeutic regimen. Where comparable products are marketed by other companies price is also a competitive factor. Increased competitive pressure could lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results

     We currently rely on sales of ZADAXIN as a treatment for hepatitis C and hepatitis B as our primary source of revenue. However, several large biopharmaceutical companies have substantial commitments to alpha interferon, an approved drug for treating hepatitis B and hepatitis C and to lamivudine, an approved drug to treat hepatitis B. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for hepatitis C, hepatitis B, cystic fibrosis, cancer and other diseases that will be superior to ours. However, in the area of immune system enhancer therapy, we anticipate that our competition for ZADAXIN may be reduced by the fact that ZADAXIN, administered in combination with numerous antiviral and anti-cancer agents, is expected to be complementary rather than competitive to these agents in enhancing the immune system. We believe that we can position ZADAXIN as a complementary rather than competitive drug to many therapies, but cannot guarantee that we will be successful in this endeavor. We expect continuing advancements in and increasing awareness of the use of immune system enhancer therapy to fight cancer and infectious diseases may create new competitors as well as numerous new opportunities for expanded use of ZADAXIN worldwide.

IF THE CURRENT ECONOMIC SLOWDOWN IN THE U.S. CAUSES THE ECONOMIES OF OTHER COUNTRIES, PARTICULARLY THOSE IN ASIA, LATIN AMERICA AND THE MIDDLE EAST TO EXPERIENCE A SLOWDOWN OR RECESSION, OUR BUSINESS WILL SUFFER.

     The U.S. is the world's largest consumer and as such, the current economic slowdown in the U.S. may adversely affect the economies of other countries, including the developing countries in Asia, Latin America and the Middle East from which we derive all of our revenues. If the economic conditions in the U.S. continue or worsen, these developing countries may also experience an economic slowdown or recession, which would likely result in a decrease of sales of ZADAXIN. Any decrease in sales of ZADAXIN would harm our operating results, delay our efforts to achieve profitability, and likely cause our stock price to decline.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR BUSINESS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts. The majority of our operations are located in California; however, we currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation and harm our development efforts, which could adversely affect our business and results of operation.

IF THIRD-PARTY REIMBURSEMENT IS NOT AVAILABLE OR PATIENTS CANNOT OTHERWISE PAY FOR ZADAXIN, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ZADAXIN.

     Our ability to successfully commercialize our products may depend in part on the extent to which coverage and reimbursement to patients for our products will be available from government health care programs, private health insurers and other third party payors or organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, and we cannot assure you that third party insurance coverage and reimbursement will be available for therapeutic products we might develop. In most of the emerging markets in which we sell ZADAXIN or intend to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is not yet widely available. The failure to obtain third-party reimbursement for our products, particularly in the U.S., Europe and Japan, will hurt our business. In the U.S., proposed health care reforms could limit the amount of third-party reimbursement available for our products. We cannot assure you that future additional limitations will not be imposed in the future on drug coverage and reimbursement. In many emerging markets where we have marketing rights to ZADAXIN, government resources and per capita income may be so low that our products will be prohibitively expensive. In these countries, we may not be able to market our products on economically favorable terms, if at all.

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

     - significant negative changes in the major equity market indices;

     - announcements of technical or product developments by us or our competitors;

     - governmental regulation;

     - health care legislation;

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

SUBSTANTIAL SALES OF OUR STOCK OR CONVERTIBLE SECURITIES MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

     As of December 31, 2000, stock options for 4,426,077 shares of common stock were outstanding, of which options for 3,002,884 shares were currently exercisable, and there were warrants exercisable for 1,970,500 shares of common stock outstanding. Upon exercise and issuance, all of these shares of common stock will be freely tradable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates, we invest in short term securities and maintain an average maturity of less than 1 year. A hypothetical 60 basis point increase in interest rates would result in an approximate $90,305 decrease (equal to 0.6%) in fair value of our available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on our financial positions at December 31, 2000. Actual results may differ materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         SCICLONE PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS
           FINANCIAL STATEMENTS AT DECEMBER 31, 2000 AND 1999 AND FOR
        EACH OF THE THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998.

                                                                   PAGE
                                                                   ----
1.   Report of Ernst & Young LLP, Independent Auditors...........   36
2.   Consolidated Balance Sheets at December 31, 2000 and
     1999........................................................   37
3.   Consolidated Statements of Operations for each of the three
     years ended December 31, 2000, 1999 and 1998................   38
4.   Consolidated Statement of Shareholders' Equity for the three
     years ended December 31, 2000, 1999 and 1998................   39
5.   Consolidated Statements of Cash Flows for each of the three
     years ended December 31, 2000, 1999 and 1998................   40
6.   Notes to Consolidated Financial Statements..................   41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SciClone Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 26, 2001

                         SCICLONE PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents.................................  $  21,981,000    $   1,828,000
  Short-term investments....................................        516,000        1,793,000
  Accounts receivable, net of allowances of $394,000 in 2000
     and $74,000 in 1999....................................      8,621,000        4,343,000
  Inventory.................................................      2,020,000        1,081,000
  Prepaid expenses and other current assets.................      1,233,000          685,000
  Assets available-for-sale.................................             --        1,184,000
                                                              -------------    -------------
          Total current assets..............................     34,371,000       10,914,000
Property and equipment, net.................................        214,000          235,000
Other assets................................................      1,582,000        1,975,000
                                                              -------------    -------------
          Total assets......................................  $  36,167,000    $  13,124,000
                                                              =============    =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   2,327,000    $     825,000
  Accrued compensation and employee benefits................        787,000          730,000
  Accrued clinical trials expense...........................        202,000          258,000
  Accrued professional fees.................................        281,000          865,000
  Other accrued expenses....................................        453,000          203,000
  Other current liabilities.................................         40,000          942,000
                                                              -------------    -------------
          Total current liabilities.........................      4,090,000        3,823,000
Convertible notes payable...................................      4,000,000               --
Shareholders' equity:
  Common stock, no par value; 75,000,000 shares authorized;
     32,209,286 and 25,258,395 shares issued and
     outstanding............................................    144,815,000      124,328,000
  Accumulated other comprehensive income....................          8,000            2,000
  Accumulated deficit.......................................   (116,746,000)    (115,029,000)
                                                              -------------    -------------
          Total shareholders' equity........................     28,077,000        9,301,000
                                                              -------------    -------------
          Total liabilities and shareholders' equity........  $  36,167,000    $  13,124,000
                                                              =============    =============

                See notes to consolidated financial statements.

                         SCICLONE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        2000           1999            1998
                                                     -----------    -----------    ------------
Revenues:
  Product sales....................................  $15,357,000    $ 9,091,000    $  3,625,000
  Contract revenue.................................           --        307,000         100,000
                                                     -----------    -----------    ------------
          Total revenues...........................   15,357,000      9,398,000       3,725,000
                                                     -----------    -----------    ------------
Cost of product sales..............................    3,113,000      1,761,000       1,036,000
                                                     -----------    -----------    ------------
Gross margin.......................................   12,244,000      7,637,000       2,689,000
                                                     -----------    -----------    ------------
Operating expenses:
  Research and development.........................    4,182,000      4,604,000       9,293,000
  Marketing........................................    8,328,000      5,911,000       5,391,000
  General and administrative.......................    2,930,000      2,978,000       3,714,000
                                                     -----------    -----------    ------------
          Total operating expenses.................   15,440,000     13,493,000      18,398,000
                                                     -----------    -----------    ------------
Loss from operations...............................   (3,196,000)    (5,856,000)    (15,709,000)
Writedown of note receivable from former officer...           --             --      (5,944,000)
Interest and investment income, net................    1,479,000        389,000         582,000
                                                     -----------    -----------    ------------
Net loss...........................................   (1,717,000)    (5,467,000)    (21,071,000)
Deemed dividend on issuance of preferred stock.....           --             --      (3,143,000)
                                                     -----------    -----------    ------------
Net loss attributable to common shareholders.......  $(1,717,000)   $(5,467,000)   $(24,214,000)
                                                     -----------    -----------    ------------
Basic and diluted net loss per share...............  $     (0.06)   $     (0.26)   $      (1.48)
                                                     ===========    ===========    ============
Weighted average shares used in computing basic and
  diluted net loss per share.......................   29,904,924     21,162,936      16,335,096
                                                     ===========    ===========    ============

                See notes to consolidated financial statements.

                         SCICLONE PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                      NOTE
                                                                   RECEIVABLE     ACCUMULATED
                                             COMMON STOCK             FROM           OTHER                           TOTAL
                                       -------------------------     FORMER      COMPREHENSIVE    ACCUMULATED    SHAREHOLDERS'
                                         SHARES        AMOUNT        OFFICER        INCOME          DEFICIT         EQUITY
                                       ----------   ------------   -----------   -------------   -------------   -------------
Balance at December 31, 1997.........  17,343,358   $107,034,000   $(5,944,000)    $(18,000)     $ (85,348,000)  $ 15,724,000
Issuance of common stock from
  exercise of stock options and
  warrants and employee stock
  purchase plan......................      97,591        529,000            --           --                 --        529,000
Conversion of preferred stock to
  common stock.......................   3,168,404      3,083,000            --           --                 --      3,083,000
Shares issued in asset purchase......     924,703      2,192,000            --           --                 --      2,192,000
Writedown of note receivable from
  former officer.....................          --             --     5,944,000           --                 --      5,944,000
Net loss.............................          --             --            --           --        (21,071,000)   (21,071,000)
Net unrealized gain on
  available-for-sale securities......          --             --            --       27,000                 --         27,000
                                                                                                                 ------------
Total comprehensive loss.............                                                                             (21,044,000)
Deemed dividend on issuance of
  preferred stock....................          --      3,143,000            --           --         (3,143,000)            --
                                       ----------   ------------   -----------     --------      -------------   ------------
Balance at December 31, 1998.........  21,534,056    115,981,000            --        9,000       (109,562,000)     6,428,000
Retirement of common stock from
  former officer.....................  (1,882,500)            --            --           --                 --             --
Issuance of common stock from
  exercise of stock options, warrants
  and employee stock purchase plan...     361,427        581,000            --           --                 --        581,000
Issuance of common stock bonus.......     411,330        565,000            --           --                 --        565,000
Issuance of common stock in asset
  purchase...........................      50,297         69,000            --           --                 --         69,000
Issuance of common stock to
  vendors............................     153,223        189,000            --           --                 --        189,000
Issuance of common stock from private
  placements.........................   4,331,079      6,430,000            --           --                 --      6,430,000
Conversion of preferred stock to
  common stock.......................     299,483        513,000            --           --                 --        513,000
Net loss.............................          --             --            --           --         (5,467,000)    (5,467,000)
Net unrealized loss on
  available-for-sale securities......          --             --            --       (7,000)                --         (7,000)
                                                                                                                 ------------
Total comprehensive loss.............                                                                              (5,474,000)
                                       ----------   ------------   -----------     --------      -------------   ------------
Balance at December 31, 1999.........  25,258,395    124,328,000            --        2,000       (115,029,000)     9,301,000
                                       ----------   ------------   -----------     --------      -------------   ------------
Issuance of common stock from
  exercise of stock options, warrants
  and employee stock purchase plan...   5,752,819     11,160,000            --           --                 --     11,160,000
Issuance of common stock from private
  placements.........................   1,198,072      9,327,000            --           --                 --      9,327,000
Net loss.............................          --             --            --           --         (1,717,000)    (1,717,000)
Net unrealized loss on
  available-for-sale securities......          --             --            --        6,000                 --          6,000
                                                                                                                 ------------
Total comprehensive loss.............                                                                              (1,711,000)
                                       ----------   ------------   -----------     --------      -------------   ------------
Balance at December 31, 2000.........  32,209,286   $144,815,000   $        --     $  8,000      $(116,746,000)  $ 28,077,000
                                       ==========   ============   ===========     ========      =============   ============

                See notes to consolidated financial statements.

                         SCICLONE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        2000           1999            1998
                                                     -----------    -----------    ------------
Operating activities:
  Net loss.........................................  $(1,717,000)   $(5,467,000)   $(21,071,000)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization....................      529,000        626,000         351,000
  Writedown of note receivable from former
     officer.......................................           --             --       6,139,000
  Non-cash charge on acquisition of technology
     rights........................................           --             --       1,511,000
  Non-cash income from the foreclosure of loan from
     former officer................................           --       (242,000)             --
  Changes in operating assets and liabilities:
     Accounts receivable...........................   (4,278,000)    (3,042,000)       (276,000)
     Inventory.....................................     (939,000)       272,000         693,000
     Prepaid expenses and other assets.............      621,000        (51,000)     (1,499,000)
     Accounts payable and other accrued expenses...      851,000        441,000         (97,000)
     Accrued clinical trials expense...............      (57,000)    (2,144,000)      1,192,000
     Accrued professional fees.....................     (584,000)       134,000         (87,000)
     Accrued compensation and employee benefits....       57,000        564,000        (209,000)
                                                     -----------    -----------    ------------
          Net cash used in operating activities....   (5,517,000)    (8,909,000)    (13,353,000)
                                                     -----------    -----------    ------------
Investing activities:
  Purchase of property and equipment...............      (99,000)       (42,000)        (99,000)
  Payment on acquisition of technology rights......           --             --        (407,000)
  Sale of marketable securities, net...............    1,283,000        120,000       7,388,000
                                                     -----------    -----------    ------------
          Net cash provided by investing
            activities.............................    1,184,000         78,000       6,882,000
                                                     -----------    -----------    ------------
Financing activities:
  Proceeds from issuance of Series C preferred
     stock, net....................................           --             --       3,931,000
  Proceeds from issuance of common stock, net......   20,486,000      6,934,000         529,000
  Payment on notes receivable from former and
     current officers..............................           --        235,000       1,882,000
  Proceeds from issuance of convertible note.......    4,000,000             --              --
                                                     -----------    -----------    ------------
          Net cash provided by financing
            activities.............................   24,486,000      7,169,000       6,342,000
                                                     -----------    -----------    ------------
Net increase (decrease) in cash and cash
  equivalents......................................   20,153,000     (1,662,000)       (129,000)
Cash and cash equivalents, beginning of year.......    1,828,000      3,490,000       3,619,000
                                                     -----------    -----------    ------------
Cash and cash equivalents, end of year.............  $21,981,000    $ 1,828,000    $  3,490,000
                                                     ===========    ===========    ============
Supplemental schedule of non cash financing and
  investing activities:
  Issuance of common stock in lieu of bonus........  $        --    $   565,000    $         --
  Issuance of common stock for professional fees...  $        --    $   189,000    $         --
  Issuance of common stock in asset purchase.......  $        --    $    69,000    $  2,192,000
  Conversion of preferred stock to common stock....  $        --    $   513,000    $  3,083,000

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

     Under the Company's lease agreement, we are required to have a line of credit in the amount of $317,000. This line of credit is secured by certificate of deposits that total $317,000.

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

     For the years ended December 31, 2000, 1999 and 1998, net unrealized gains
(loss) of approximately $6,000, $(7,000) and $27,000, respectively, were charged to accumulated other comprehensive income.

  Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (three to five years) on the straight-line basis. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 were $120,000, $184,000 and $194,000, respectively.

  Assets Available-for-sale

     In July 1995, the Company extended a loan to one of its former board members and former executive officers in the principal amount of $95,000 which carries an interest rate of 7.375%. In December 1995, the Company extended an additional loan to this individual in the principal amount of $600,000, which carried an

                         SCICLONE PHARMACEUTICALS, INC.

interest rate of 7.50%. The loans were due and payable in December 1997 after which they became subject to an additional 3.5% accelerated interest. The loans were secured by a second deed of trust on residential property owned by this individual. At December 31, 1998, these loans had not been repaid and the Company fully reserved for this loan. In January 1999, the Company foreclosed on the loans and was in possession of the underlying property. The Company recorded the net value of the property in assets available-for-sale at approximately $1,184,000, the related assumed mortgage liability in other current liabilities at approximately $942,000, and other income at approximately $242,000. In November 2000, the Company sold the property and recorded an additional $21,000 in other income from the sale.

  Other Assets

     Other assets include the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Intangible product rights...........................  $2,456,000    $2,456,000
Accumulated amortization............................    (955,000)     (546,000)
                                                      ----------    ----------
                                                       1,501,000     1,910,000
Other...............................................      81,000        65,000
                                                      ----------    ----------
                                                      $1,582,000    $1,975,000
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

     Although the Company has a history of operating and cash flow losses, the Company believes that there is no impairment to the intangible assets because ZADAXIN was approved for sale in 21 countries as of March 22, 2001, principally as a treatment for hepatitis B or hepatitis C. Based on the Company's anticipated financial results for ZADAXIN sales from 2000 to 2004, it has determined that the net present value of the future cash flows exceed the carrying amount of the asset.

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

     In 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that the Company has complied with the guidance of SAB 101. The adoption of certain provisions of SAB 101 did not have a material impact on the Company's financial position or results of operations.

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

  Retirement Benefits

     The Company has a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions, up to 15% of the employee's salary. Company contributions, which can be terminated at the Company's discretion, were $58,000, $17,000 and $24,000 for the years ended December 31, 2000, 1999, and
1998, respectively. The plan commenced on January 1, 1991.

  Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares excludes shares held as collateral against a former officer's loan. Diluted net loss per share has not been presented as the result would be antidilutive given the Company's history of net losses.

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 6,396,577, 9,822,008 and 4,223,978 shares in 2000, 1999 and 1998, respectively, related to outstanding options and warrants not included in the calculation of basic net loss per share.

  Accounting for Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for its stock option and employee stock purchase plans under the provisions of Accounting Principles Board Opinion 25 ("APB 25") and related Interpreta-

                         SCICLONE PHARMACEUTICALS, INC.

tions. Accordingly, the Company does not recognize compensation expense in accounting for its stock option and employee stock purchase plans for awards which have an exercise price equal to the fair value of the Company's common stock on the date of the grant.

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

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 did not have a material impact on the Company's financial position or results of operations.

  Reporting Comprehensive Income (Loss)

     The Company reports unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments in comprehensive income (loss). For the year periods ended December 31, 2000, 1999 and 1998, total comprehensive loss attributable to common shareholders amounted to $1,711,000, $5,474,000 and $21,044,000 respectively.

  Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one segment (see Note 9).

  Concentration of Credit Risk

     The People's Republic of China, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. In 1997, the Company sold to one principal importer/agent who then resold to four distributors inside the People's Republic of China. Reflecting the expansion and stability of the Company's sales to the People's Republic of China in 1998, the Company began working extensively with a second importing agent in addition to the agent used in 1997. This enabled the expansion of sales to the four distributors. For the year ended December 31, 2000, distributors in China accounted for 86% of the Company's product sales. The Company performs on-going credit evaluations of its customers' financial condition, and generally does not require collaterals from its customers. The Company maintains reserves for credit losses, and such losses have been within management's expectation.

                         SCICLONE PHARMACEUTICALS, INC.

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

NOTE 2 -- INVESTMENTS

     The following is a summary of available-for-sale securities:

                                                         AVAILABLE-FOR-SALE SECURITIES
                                             ------------------------------------------------------
                                                              GROSS         GROSS        ESTIMATED
                                              AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                COST          GAINS         LOSSES         VALUE
                                             -----------    ----------    ----------    -----------
DECEMBER 31, 2000:
  Corporate obligations....................  $18,482,000      $   --          $--       $18,482,000
  Corporate equity securities..............           --       8,000          --              8,000
                                             -----------      ------          --        -----------
                                             $18,482,000      $8,000          $--       $18,490,000
                                             ===========      ======          ==        ===========
DECEMBER 31, 1999:
  Corporate obligations....................  $ 1,791,000      $   --          $--         1,791,000
  Corporate equity securities..............           --       2,000          --              2,000
                                             -----------      ------          --        -----------
                                             $ 1,791,000      $2,000          $--       $ 1,793,000
                                             ===========      ======          ==        ===========

     As of December 31, 2000, the average portfolio duration was less than one year.

NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Raw materials.......................................  $1,750,000    $1,035,000
Finished goods......................................     270,000        46,000
                                                      ----------    ----------
                                                      $2,020,000    $1,081,000
                                                      ==========    ==========

                         SCICLONE PHARMACEUTICALS, INC.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Office furniture and fixtures.......................  $  328,000    $  331,000
Office equipment....................................     894,000       823,000
Leasehold improvements..............................      96,000       239,000
                                                      ----------    ----------
                                                       1,318,000     1,393,000
Less accumulated depreciation.......................   1,104,000     1,158,000
                                                      ----------    ----------
Net property and equipment..........................  $  214,000    $  235,000
                                                      ==========    ==========

NOTE 5 -- COLLABORATIVE AGREEMENTS

     In April 1999, the Company licensed to Sigma-Tau semi-exclusive ZADAXIN development and marketing rights in Italy and Spain, and exclusive rights in Switzerland. In March 2000, this license was expanded and amended to include Switzerland and all the countries in the European Union and Sigma-Tau was made exclusive licensee in these countries.

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

     In October 1996, the Company entered into an agreement with Schering-Plough K.K., giving Schering-Plough K.K. exclusive marketing rights to ZADAXIN in Japan. Under the agreement Schering-Plough K.K. has initiated development of ZADAXIN as monotherapy for the treatment of hepatitis B and hepatitis C. Historically, Schering-Plough K.K. managed the development process and the parties shared certain development expenses. The Company has the right to participate directly in the development process and now manages the process using a Japanese clinical research organization and Schering-Plough K.K. as a consultant. Schering-Plough K.K. continues to have exclusive marketing rights to ZADAXIN in Japan

     In April 1996, the Company acquired an exclusive license to CPX, a synthetic compound, from the National Institutes of Health ("NIH"). The NIH developed CPX as a potential treatment for cystic fibrosis.

                         SCICLONE PHARMACEUTICALS, INC.

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

     The domestic and foreign components of loss before income tax are as follows at December 31:

                                                2000           1999            1998
                                             -----------    -----------    ------------
Domestic...................................  $(3,287,000)   $(4,968,000)   $(16,241,000)
Foreign....................................    1,570,000       (499,000)     (4,830,000)
                                             -----------    -----------    ------------
Loss before income tax expense.............  $(1,717,000)   $(5,467,000)   $(21,071,000)
                                             ===========    ===========    ============

     Significant components of the Company's deferred tax assets and liabilities at December 31:

                                                         2000          1999
                                                      -----------   -----------
ASSETS
Net operating loss carryforwards....................  $20,057,000   $16,685,000
R&D credit carryforwards............................    2,847,000     2,270,000
Note receivable written off for financial
  reporting.........................................    1,069,000     1,230,000
Other...............................................    1,741,000     1,755,000
                                                      -----------   -----------
Gross deferred tax assets...........................   25,714,000    21,940,000
Valuation allowance.................................  (25,714,000)  (21,940,000)
                                                      -----------   -----------
          Total deferred tax asset..................  $        --   $        --
                                                      -----------   -----------
LIABILITIES
Net unrealized gains on available-for-sale
  securities........................................           --            --
Other...............................................           --            --
                                                      -----------   -----------
          Total deferred tax liability..............           --            --
                                                      -----------   -----------
Net deferred tax assets.............................           --            --
                                                      ===========   ===========

     The valuation allowance increased by approximately $3,774,000, $1,200,000 and $5,670,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Deferred tax assets relating to carryforwards as of December 31, 2000 include approximately $8,067,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to shareholders' equity.

     At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $56,485,000 which expire in the years 2006 through 2020. The difference between the cumulative losses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by the Company's foreign subsidiaries. At December 31, 2000, the Company has federal tax credit carryforwards of approximately $2,600,000, which expire in the years 2009 through 2020.

     Because of the "change in ownership" provisions of the Internal Revenue Code, a portion of the Company's net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of the annual

                         SCICLONE PHARMACEUTICALS, INC.

limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases its main office facility under a non-cancelable lease agreement which expires in August 2005. The lease is for a period of five years and requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad under non-cancelable lease agreements, expiring in 2001. Rental expense in 2000, 1999 and 1998 was $498,000, $398,000 and $461,000 respectively. Minimum future rental commitments amount to $1,280,000 in 2001 and $1,289,000 in 2002 and $1,236,000 in 2003 and $1,225,000 in 2004 and $1,260,000 in 2005.

  Royalties

     Under the August 1997 ZADAXIN Patent License Agreement with The Fitzsimons Army Medical Center of the U.S. Army ("Army"), the Company is obligated to pay the Army a minimum annual royalty, and upon commercialization of ZADAXIN, the Company will be obligated to pay to Army a royalty based on a percentage of ZADAXIN net sales revenue.

     Under the April 1996 CPX license agreement with the NIH, the Company is obligated to pay the NIH a minimum annual royalty and, upon commercialization of CPX, the Company will be obligated to pay to NIH a royalty based on a percentage of CPX net sales revenue. During 2000, 1999 and 1998 the Company paid $10,000 related to the minimum annual royalty.

  Convertible Notes Payable

     In December 2000, we completed a $4 million senior unsecured convertible note with an investment affiliate of UBS AG, one of the world's five largest financial institutions, The new $4 million note is convertible into 407,610 shares of our common stock at a fixed conversion price of $9.8133 per share. The note will accrue interest at a rate of 6% per year and will mature in December 2005. The note is not convertible prior to December 2001. We also received $900,000 for granting the investor the right to purchase approximately $5.9 million of senior unsecured convertible notes due December 2005. If issued, the notes will bear no interest (zero coupon) and will be convertible into 407,610 shares of our common stock at a fixed conversion price of $14.5066 per share.

NOTE 8 -- SHAREHOLDERS' EQUITY

  Common Stock, Preferred Stock and Warrants

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

     In March 2000, the Company completed a $3,100,000 million self-placed private placement to Sigma-Tau consisting of 198,072 shares of common stock, five-year warrants to purchase 200,000 shares of common stock at $15.67 per share and five-year warrants to purchase 200,000 shares of common stock at $31.33 per share. Sigma Tau has no registration rights with respect to the shares purchased or issuable upon exercise of the warrants. As of December 31, 2000, none of the foregoing redeemable warrants had been exercised.

                         SCICLONE PHARMACEUTICALS, INC.

     In January 2000, the Company completed a $6,100,000 private placement to Brown Simpson Asset Management, a strategic institutional investor. Brown Simpson purchased 1,000,000 shares of the Company's common stock at a price of $6.00 per share, a slight premium to market, and five-year warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $7.00 per share. The shares issued upon exercise of the warrants, if any, may not be sold prior to October 18, 2000 if the market price is less than $10.00 per share. As of December 31, 2000, none of the foregoing redeemable warrants had been exercised.

     On July 21, 1999, the Company completed a $3,620,000 private placement to strategic institutional investors led by Brown Simpson Asset Management and The New York Life Insurance Company. The offering consisted of units of 2,515,934 shares of common stock and redeemable warrants to purchase 2,515,934 shares of common stock. Each unit was priced at $1.59 and consisted of one share of common stock and one five-year redeemable warrant to purchase one share of common stock at an exercise price of $1.72 per share. In connection with this private placement, the Company's placement agents received five-year redeemable warrants to purchase 345,933 shares of common stock at an exercise price of $1.83 per share. As of December 31, 2000, all of the 2,515,934 investor warrants had been exercised for aggregate proceeds to the Company of approximately $4,327,000.

     On July 2, 1999, the Company completed a $1,810,000 private placement to strategic institutional and accredited investors. The offering consisted of units of 1,370,145 shares of common stock and redeemable warrants to purchase 1,370,145 shares of common stock. Each unit was priced at $1.46 and consisted of one share of common stock and one five-year redeemable warrant to purchase one share of common stock, at an exercise price of $ 1.33 per share. In connection with this private placement, the Company's placement agents received five-year redeemable warrants to purchase 183,179 shares of common stock, at an exercise price of $1.66 per share. As of December 31, 2000, all of the 1,370,145 investor warrants had been exercised for aggregate proceeds to the Company of approximately $1,822,000.

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

     In June 1998, the Company entered into an agreement with an institutional investor for an equity line which allowed the Company to access up to $32 million through sales of its common stock over a two-year period, subject to certain limitations. The decision to draw any funds and the timing for any such draw was solely at the Company's discretion. The Company was not obligated to draw any minimum amount under the equity line and did not draw any amounts under the equity line. As a commitment fee to the investor, the Company issued five-year warrants to purchase 300,000 shares of its common stock at an exercise price of $3.50 per share and five-year warrants to purchase 200,000 shares of its common stock at an exercise price of $5.53 per share. The Company cancelled the equity line in November 1999. As of December 31, 2000, none of the foregoing warrants had been exercised.

     In April 1998, the Company sold 661,157 shares of Series C preferred stock at $6.05 per share and received $3,931,000 in net proceeds from the offering. In the second quarter ended June 30, 1998, the Company recognized a deemed dividend in the amount of $3,143,000 in connection with the issuance of the Series C preferred stock. This amount was computed in accordance to EITF Appendix D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" ("EITF D-60"), because the Series C preferred stock had a beneficial conversion feature at the date of issue that allowed it to be converted to common stock at a discount to the common stock's market price at the date of conversion. This amount increased net loss per share attributable to common shareholders and was calculated as required by the SEC. As of December 31, 1998 all but 58,356 shares of Series C preferred stock

                         SCICLONE PHARMACEUTICALS, INC.

were converted into 3,168,404 shares of common stock. In January 1999, 46,922 of the remaining 58,536 shares were converted into 299,483 shares of common stock and 11,434 of such remaining shares of Series C preferred stock were redeemed at a conversion price of approximately $0.95 per common share. As a result, there are no shares of Series C preferred stock outstanding. In conjunction with the offering, the Company granted to the investors five-year warrants to purchase 100,000 shares of common stock at an exercise price of $5.67 per share. As of December 31, 2000, 37,500 of the 100,000 investor warrants had been exercised for aggregate proceeds to the Company of approximately $213,000.

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

     In July 1996, the Board of Directors and shareholders of the Company approved the 1996 Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares for issuance thereunder. All full-time employees are eligible to participate in the ESPP. Under the terms of the ESPP, employees can choose to have up to 15% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is the lower of 85% of the fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. Under the ESPP, the Company sold 144,505, 47,038, and 46,738 shares to employees in 2000, 1999 and 1998 respectively.

                         SCICLONE PHARMACEUTICALS, INC.

     The following table summarizes the stock option activity under the 1991, 1992 and 1995 plans and the Nonemployee Director Plan:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                               EXERCISE
                                                    SHARES        SHARES        PRICE
                                                  AVAILABLE       UNDER       OF SHARES
                                                  FOR GRANT       OPTION      UNDER PLAN
                                                  ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1997....................   2,840,977     3,058,734      $5.80
  Options canceled..............................     478,456      (478,456)      5.60
  Options granted...............................  (1,018,500)    1,018,500       2.51
  Options exercised.............................          --       (49,800)      3.00
                                                  ----------    ----------
BALANCE AT DECEMBER 31, 1998....................   2,300,933     3,548,978       4.92
                                                  ----------    ----------
  Options canceled..............................   1,195,985    (1,195,985)      4.43
  Options granted...............................  (2,243,062)    2,243,062       1.38
  Options exercised.............................          --       (34,238)      1.03
                                                  ----------    ----------
BALANCE AT DECEMBER 31, 1999....................   1,253,856     4,561,817       3.34
                                                  ----------    ----------
  1995 Plan shares reserved.....................   1,250,000            --         --
  Nonemployee Director Plan shares reserved.....     250,000            --         --
  Options canceled..............................      56,366       (56,366)      1.43
  Options granted...............................    (931,250)      931,250      10.46
  Options exercised.............................          --    (1,010,624)      2.48
                                                  ----------    ----------
BALANCE AT DECEMBER 31, 2000....................   1,878,972     4,426,077      $5.00
                                                  ==========    ==========

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:

                                   OPTIONS OUTSTANDING
                          --------------------------------------      OPTIONS EXERCISABLE
                                          WEIGHTED                  -----------------------
                                           AVERAGE      WEIGHTED                   WEIGHTED
                                          REMAINING     AVERAGE                    AVERAGE
                            NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
------------------------  -----------    -----------    --------    -----------    --------
$ 1.22 - $ 1.56              833,909        8.49         $ 1.28        732,301      $ 1.28
$ 1.59 - $ 2.38              955,395        7.95           1.94        655,492        1.88
$ 2.47 - $ 5.38            1,041,384        5.82           4.43        930,451        4.56
$ 5.50 - $10.50              732,539        6.05           7.04        583,640        6.60
$10.75 - $10.75              761,850        9.64          10.75             --          --
$12.50 - $12.50              101,000        2.66          12.50        101,000       12.50
                           ---------                                 ---------
                           4,426,077        7.41           5.00      3,002,884        3.84
                           =========                                 =========

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998 risk-free interest rates of 6.00%, 6.00% and 4.73% respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's stock of 0.97 for 2000 and 0.91 for 1999 and 0.87 for 1998 and a weighted average expected life of the option of 3.90 years for 2000 and 3.92 years for 1999 and 4.30 years for 1998. The fair value for the employee stock purchases was also estimated using the Black-Scholes model with the following assumptions for 2000, 1999 and 1998 risk-free interest rate of 6.00%, 6.00% and 4.73% respectively; dividend yield of 0%; expected volatility of 0.97, 0.91 and 0.80 respectively, and expected life of 0.25 years.

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

     Had compensation expense for the Company's option and employee purchase plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                2000           1999            1998
                                             -----------    -----------    ------------
Net loss attributable to common
  shareholders -- as reported..............  $(1,717,000)   $(5,467,000)   $(24,214,000)
                                             ===========    ===========    ============
Net loss -- pro forma......................  $(3,679,000)   $(7,896,000)   $(26,142,000)
                                             ===========    ===========    ============
Net loss attributable to common
  shareholders per share -- as reported....  $     (0.06)   $     (0.26)   $      (1.48)
                                             ===========    ===========    ============
Net loss per share -- pro forma............  $     (0.12)   $     (0.37)   $      (1.60)
                                             ===========    ===========    ============

     The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1997 reflects compensation expense for three years' vesting while the years ended December 31, 1998, 1999 and 2000 will reflect compensation expense for four years' vesting of outstanding stock awards.

  Reserved Shares

     As of December 31, 2000, the Company has reserved shares of common stock for future issuance as follows:

Options outstanding.......................................  4,426,077
Warrants outstanding......................................  1,970,500
                                                            ---------
                                                            6,396,577
                                                            =========

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

                         SCICLONE PHARMACEUTICALS, INC.

     Information regarding geographic areas is as follows:

                                2000                       1999                      1998
                       -----------------------    ----------------------    ----------------------
                                        LONG                      LONG                      LONG
                         PRODUCT       LIVED       PRODUCT       LIVED       PRODUCT       LIVED
                          SALES        ASSETS       SALES        ASSETS       SALES        ASSETS
                       -----------    --------    ----------    --------    ----------    --------
U.S..................  $        --    $101,000    $       --    $153,000    $       --    $243,000
China................   13,174,000      12,000     7,906,000      14,000     3,118,000      82,000
Others...............    2,183,000     101,000     1,185,000      68,000       507,000      66,000
                       -----------    --------    ----------    --------    ----------    --------
          Total......  $15,357,000    $214,000    $9,091,000    $235,000    $3,625,000    $391,000
                       ===========    ========    ==========    ========    ==========    ========

NOTE 10 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            THREE MONTHS ENDED
                                         ---------------------------------------------------------
                                          MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                         -----------    -----------    ------------    -----------
2000:
  Total revenues.......................  $ 3,499,000    $ 4,206,000     $4,675,000     $2,977,000
  Cost of product sales................  $   735,000    $   849,000     $  914,000     $  616,000
  Gross margin.........................  $ 2,764,000    $ 3,357,000     $3,761,000     $2,361,000
  Net loss.............................  $  (875,000)   $  (589,000)    $ (137,000)    $ (117,000)
  Basic and diluted net loss per
     share.............................  $     (0.03)   $     (0.02)    $    (0.00)    $    (0.00)
1999:
  Total revenues.......................  $ 1,777,000    $ 2,108,000     $2,513,000     $2,999,000
  Cost of product sales................  $   359,000    $   397,000     $  429,000     $  576,000
  Gross margin.........................  $ 1,418,000    $ 1,711,000     $2,084,000     $2,423,000
  Net loss.............................  $(2,623,000)   $(1,511,000)    $ (797,000)    $ (535,000)
  Basic and diluted net loss per
     share.............................  $     (0.13)   $     (0.07)    $    (0.03)    $    (0.02)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, their ages as of March 5, 2001 and certain other information about them are set forth below:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Donald R. Sellers....................  56     President, Chief Executive Officer, Interim Chief
                                              Financial Officer and Director, SciClone
                                              Pharmaceuticals, Inc.; Managing Director, SciClone
                                              Pharmaceuticals International Ltd.
Alfred R. Rudolph, M.D...............  53     Chief Operating Officer
Richard A. Waldron...................  47     Chief Financial Officer
Jere E. Goyan, Ph.D..................  70     Chairman of the Board of Directors
John D. Baxter, M.D..................  60     Director
Edwin C. Cadman, M.D.................  55     Director
Rolf H. Henel........................  63     Director
Jon S. Saxe..........................  64     Director
Dean S. Woodman......................  72     Director

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

     Richard A. Waldron joined the Company in March 2001 as Chief Financial Officer. Prior to joining SciClone he was Vice President and Chief Financial Officer from June 1999 to August 2000 for Genelabs Technologies, Inc., a biotechnology company. From July 1995 through March 1999 he was Vice President and Chief Financial Officer of GeneMedicine, Inc., a biotechnology company engaged in gene therapy. From 1990 to 1995, he was a managing director and the head of finance for technology-based companies at Rauscher Pierce Refsnes, Inc., an investment banking firm. From 1985 to 1990, he was a senior vice president responsible for health care investment banking at Cowen & Company. Mr. Waldron received his M.B.A degree with honors from Harvard University and his A.B. degree magna cum laude in Economics from Princeton University.

     Jere E. Goyan, Ph.D. has been a Chairman of the Board of Directors of the Company since July 1997 and has been a director of the Company since January 1992. Currently, Dr. Goyan is President of Goyan and Hart Associates, a private consulting firm. From May 1993 until December 1998, Dr. Goyan was President, Chief Operating Officer, and a director of Alteon, Inc., a biotechnology company. He also served Alteon as Acting Chief Executive Officer from July 1993 until May 1994 and as Senior Vice President for Research and Development from January 1993 to May 1993. Dr. Goyan was the Commissioner of the U.S. Food and Drug Administration from October 1979 to January 1981. He was Dean of the School of Pharmacy University of California, San Francisco and Professor of Pharmacy and Pharmaceutical Chemistry from 1967 through 1992. He joined the faculty of UCSF in 1963 as an associate professor after serving on the faculty of the University of Michigan, College of Pharmacy from 1956 to 1963. Dr. Goyan also currently serves as a director of Emisphere Technologies, Inc. and of Penwest Pharmaceuticals. Dr. Goyan also serves as a consultant to various companies and corporations.

     John D. Baxter, M.D. has been a director of the Company and the Chairman of its Scientific Advisory Board since June 1991. Dr. Baxter has been associated with the University of California, San Francisco ("UCSF") since 1970. He has been Professor of Medicine since 1979, Chief of the Endocrinology Section, Parnassus Campus from 1980 to 1997 and Director of UCSF's Metabolic Research Unit from since 1981 to 2000. Dr. Baxter was a founder and served as a director of California Biotechnology, Inc. (now Scios Nova, Inc.), and of Kao Bio A.B., both biotechnology companies.

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

     Rolf H. Henel joined the Company as a director in June 1997. Mr. Henel is a partner in Naimark & Associates, Inc., a healthcare consulting firm, since September 1994. Mr. Henel was Executive Director of Performance Effectiveness Corporation, Inc., a pharmaceutical consulting and education company, from April 1993 to December 1998. From 1978 to 1993, Mr. Henel was with American Cyanamid Company, most recently as President of the Cyanamid International Lederele Division. Mr. Henel is also a director of Penwest Pharmaceuticals, a pharmaceutical company, based in Patterson, New York. He also Chairman of the Board of the Bergen Community Blood Services Foundation and Board Treasurer of the Bergen Community Regional Blood Center, both not-for-profit 501(C)(3) corporations.

     Jon S. Saxe joined the Company as a director in August 2000. Mr. Saxe was President of Protein Design Labs, Inc. from 1995 to May 1999, and currently serves as a director of the company. From mid-1993 to 1995, Mr. Saxe was president of Saxe Associates, Inc., consultants to venture capital firms and biotechnology, diagnostic, and pharmaceutical companies. He was president and CEO of Synergen, Inc., a biotechnology company, from 1989 to 1993. Mr. Saxe is former Vice President, licensing and corporate development and head of patent law for Hoffmann-LaRoche Inc., where he worked from 1960 to 1989. Mr. Saxe received his JD from George Washington University School of Law and his LL.M. from New York University School of Law. In addition to Protein Design Labs, Inc. he serves as a director of Incyte Genomics Inc., InSite Vision, Inc., ID Biomedical, Inc., Questcor Pharmaceuticals, Inc., First Horizon Pharmaceuticals, Inc. and private companies.

     Dean S. Woodman joined the Company as a director in August 2000. Mr. Woodman is managing director of Woodman Capital Group, L.L.C., a boutique investment banking firm, and a senior consultant to the investment banking division at ING Barings L.L.C., an international investment banking firm. From July 1989 to June 1999, he was a managing director at Furman Selz, an investment banking firm acquired in 1999 by

ING Barings L.L.C. Mr. Woodman was a Managing Director in the investment banking group of Hambrecht & Quist (now Chase H&Q) from October 1984 to March 1988. He was a founding partner of Robertson Colman Stephens & Woodman (now Robertson Stephens), an investment banking firm, in 1978, and of Woodman Kirkpartrick & Gilbreath, an investment banking firm, in 1982. Mr. Woodman worked in the investment banking division of Merrill Lynch for 23 years where he spent 16 years as director of West Coast corporate financing until 1978. He is currently a Director of MarineMax, Inc.

     Directors serve one year terms or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

     There are no family relationships among any of the directors or executive officers of the Company.

     The information required by Item 405 of Regulation S-K is incorporated by reference from the definitive proxy statement for the Company's 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          (1) Financial Statements. The following financial statements of the Company are contained on pages 35 - 53 of this Report on Form 10-K:

          Report of Ernst & Young LLP, Independent Auditors.

          Consolidated Balance Sheets at December 31, 2000 and 1999.

          Consolidated Statements of Operations for each of the three years ended December 31, 2000, 1999 and 1998.

          Consolidated Statement of Shareholders' Equity for the three years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000, 1999 and 1998.

          Notes to Consolidated Financial Statements.

          (2) Financial Statement Schedules

          The following schedule is filed as part of this Report:

          Schedule II -- Valuation and Qualifying Accounts for each of the three years ended December 31, 2000, 1999 and 1998.

          All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes hereto.

          (3) Exhibits.

          Refer to Item 14(c) below.

     (b) REPORTS ON FORM 8-K.

     None

     (c) EXHIBITS.

     Exhibits (numbered in accordance with Item 601 of Regulation S-K):

      EXHIBIT
      NUMBER                             DESCRIPTION
      -------                            -----------
     3(i).1(1)   Restated Articles of Incorporation.
     3(i).2(2)   Certificate of Amendment of Restated Articles of
                 Incorporation.
     3(i).3(14)  Certificate of Determination.
     3(i).4      Certificate of Determination Regarding the terms of the
                 Series C Preferred Stock.
     3(ii).1(1)  Bylaws.
     3(ii).2(2)  Certificate of Amendment of Bylaws.
     4.2(14)     Rights Agreement dated as of July 25, 1997 between the
                 Registrant and Chase Mellon Shareholder Services, L.L.C.
     4.3*        6% Convertible Note dated as of December 7, 2000 by the
                 Registrant in favor of UBS AG, London Branch.
     4.4*        Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.
     4.5*        Amendment No. 1 to Option Agreement dated as of December 19,
                 2000 by and between the Registrant and UBS AG, London
                 Branch.

      EXHIBIT
      NUMBER                             DESCRIPTION
      -------                            -----------
    10.7(2)**    Registrant's 1991 Stock Plan, together with forms of
                 agreements thereunder.
    10.8(1)**    Registrant's 1992 Stock Plan, together with forms of
                 agreements thereunder.
    10.10(1)     Lease, dated September 10, 1991, between the Registrant and
                 Spieker-Singleton68 concerning property, located at 901
                 Mariners Island Boulevard, San Mateo, California, as amended
                 (the "Spieker Lease").
    10.11(7)     Amendment No. 4 to Spieker Lease, dated October 4, 1994.
    10.12(9)     Amendment No. 7 to Spieker Lease, dated November 14, 1995.
    10.13(8)**   Registrant's 1995 Equity Incentive Plan, together with forms of agreement thereunder.
    10.14(8)**   Registrant's 1995 Nonemployee Director Stock Option Plan,
                 together with forms of agreement thereunder.
    10.16        Second Amendment of Employment Agreement dated December,
                 2000 between the Registrant and Donald R. Sellers.
    10.17(10)    License Agreement effective April 19, 1996 between the
                 Registrant and the National Institute of Health Office of
                 Technology Transfer.
    10.19(11)    Amendment No. 8 to Spieker Lease, dated August 26, 1996.
    10.20        Amendment No. 14 to Spieker Lease dated November 21, 2000.
    10.21(15)    Alpha Rights Acquisition Agreement by and between the
                 Registrant and Alpha 1 Biomedicals, Inc., dated December 17,
                 1997.
    10.22(16)*   Expanded and Amended Alpha 1 License, Distributorship and
                 Supply Agreement by and between the Company and Sigma-Tau
                 Industrie Farmadeutiche Riunite S.p.A. dated as of March 3,
                 2000.
    10.23(17)    Preferred Stock Investment Agreement by and among the
                 Company, Halifax Fund, L.P., Themis Partners L.P. and
                 Heracles Fund dated as of March 27, 1998.
    10.24(17)    Registration Rights Agreement by and among Registrant,
                 Halifax Fund, L.P., Themis Partners L.P. and Heracles Fund
                 dated as of April 1, 1998.
    10.26(18)    Warrant to purchase up to 200,000 shares of Common Stock of the Company issued to Cheyenne LLC dated as of June 30,
                 1998.
    10.27(18)    Registration Rights Agreement by and between the Company and
                 Cheyenne LLC dated as of June 30, 1998.
    10.28(19)    Acquisition Agreement between the Company and Sclavo S.p.A.
                 dated April 20,1998.
    10.29(19)    First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.
    10.30(19)    Stock Purchase Warrant to purchase up to 375,000 shares of
                 Common Stock of the Company issued to Sclavo S.p.A. dated
                 September 3, 1998.
    10.31(19)*   Registration Rights Agreement by and between the Company and
                 UBS AG, London Branch dated as of February 16, 2001.
    10.32        Change in Control Agreement between the Company and Alfred
                 Rudolph dated as of November 19, 1999.
    10.33        Change in Control Agreement between the Company and Donald
                 R. Sellers dated as of November 19, 1999.
    21.1         Subsidiaries of Registrant.
    23.1         Consent of Ernst & Young LLP, Independent Auditors.
    24.1         Powers of Attorney. See page 60.

---------------
   * Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200, 80(b)(4), 200.83 and 230.46.

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

(16) Incorporated by reference from the Company's Form 8-K filed on April 20, 2000.

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

                                          SCICLONE PHARMACEUTICALS, INC.

                                          By: /s/   DONALD R. SELLERS
                                            ------------------------------------
                                                     Donald R. Sellers
                                               President and Chief Executive
                                                           Officer

Date: March 29, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald R. Sellers and Richard A. Waldron, and each of them, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, to be done in connection therewith, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                        TITLE                          DATE
                   ---------                                        -----                          ----

             /s/ DONALD R. SELLERS                  President and Chief Executive Officer     March 29, 2001
------------------------------------------------                   Director
              (Donald R. Sellers)                        Principal Executive Officer

             /s/ RICHARD A. WALDRON                        Chief Financial Officer            March 29, 2001
------------------------------------------------         Principal Financial Officer
              (Richard A. Waldron)

                /s/ IVAN B. HUI                              Corporate Controller             March 29, 2001
------------------------------------------------         Principal Accounting Officer
                 (Ivan B. Hui)

            /s/ JOHN D. BAXTER, M.D.                               Director                   March 29, 2001
------------------------------------------------
             (John D. Baxter, M.D.)

           /s/ EDWIN C. CADMAN, M.D.                               Director                   March 29, 2001
------------------------------------------------
            (Edwin C. Cadman, M.D.)

            /s/ JERE E. GOYAN, PH.D.                    Chairman of Board of Directors        March 29, 2001
------------------------------------------------
             (Jere E. Goyan, Ph.D.)

               /s/ ROLF H. HENEL                                   Director                   March 29, 2001
------------------------------------------------
                (Rolf H. Henel)

                /s/ JON S. SAXE                                    Director                   March 29, 2001
------------------------------------------------
                 (Jon S. Saxe)

              /s/ DEAN S. WOODMAN                                  Director                   March 29, 2001
------------------------------------------------
               (Dean S. Woodman)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         SCICLONE PHARMACEUTICALS INC.

                                                         ADDITIONS
                                                  ------------------------
                                   BALANCE AT     CHARGED TO    CHARGED TO
                                  BEGINNING OF    COSTS AND       OTHER                      BALANCE AT
          DESCRIPTION                PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS    END OF PERIOD
          -----------             ------------    ----------    ----------    ----------    -------------
YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for uncollectable
       accounts.................    $ 74,000       $320,000      $     --      $     --       $394,000
     Inventory Reserve..........    $ 81,000       $ 69,000      $     --      $     --       $150,000
YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for uncollectable
       accounts.................    $ 76,000       $     --      $     --      $  2,000       $ 74,000
     Inventory Reserve..........    $129,000       $     --      $     --      $ 48,000       $ 81,000
YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for uncollectable
       accounts.................    $250,000       $     --      $     --      $174,000       $ 76,000
     Inventory Reserve..........    $325,000       $     --      $     --      $196,000       $129,000

                               INDEX TO EXHIBITS

                                                                           SEQUENTIALLY
  EXHIBIT                                                                    NUMBERED
  NUMBER                               EXHIBIT                                 PAGE
  -------                              -------                             ------------
 3(i).1(1)   Restated Articles of Incorporation.
 3(i).2(2)   Certificate of Amendment of Restated Articles of
             Incorporation.
 3(i).3(14)  Certificate of Determination.
 3(i).4      Certificate of Determination Regarding the terms of the
             Series C Preferred Stock.
 3(ii).1(1)  Bylaws.
 3(ii).2(2)  Certificate of Amendment of Bylaws.
 4.2(14)     Rights Agreement dated as of July 25, 1997 between the
             Registrant and Chase Mellon Shareholder Services, L.L.C.
 4.3*        6% Convertible Note dated as of December 7, 2000 by the
             Registrant in favor of UBS AG, London Branch.
 4.4*        Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.
 4.5*        Amendment No. 1 to Option Agreement dated as of December 19,
             2000 by and between the Registrant and UBS AG, London
             Branch.
10.7(2)**    Registrant's 1991 Stock Plan, together with forms of
             agreements thereunder.
10.8(1)**    Registrant's 1992 Stock Plan, together with forms of
             agreements thereunder.
10.10(1)     Lease, dated September 10, 1991, between the Registrant and
             Spieker-Singleton68 concerning property, located at 901
             Mariners Island Boulevard, San Mateo, California, as amended
             (the "Spieker Lease").
10.11(7)     Amendment No. 4 to Spieker Lease, dated October 4, 1994.
10.12(9)     Amendment No. 7 to Spieker Lease, dated November 14, 1995.
10.13(8)**   Registrant's 1995 Equity Incentive Plan, together with forms of agreement thereunder.
10.14(8)**   Registrant's 1995 Nonemployee Director Stock Option Plan,
             together with forms of agreement thereunder.
10.16        Second Amendment of Employment Agreement dated December,
             2000 between the Registrant and Donald R. Sellers.
10.17(10)    License Agreement effective April 19, 1996 between the
             Registrant and the National Institute of Health Office of
             Technology Transfer.
10.19(11)    Amendment No. 8 to Spieker Lease, dated August 26, 1996.
10.20        Amendment No. 14 to Spieker Lease dated November 21, 2000.
10.21(15)    Alpha Rights Acquisition Agreement by and between the
             Registrant and Alpha 1 Biomedicals, Inc., dated December 17,
             1997.
10.22(16)*   Expanded and Amended Alpha 1 License, Distributorship and
             Supply Agreement by and between the Company and Sigma-Tau
             Industrie Farmadeutiche Riunite S.p.A. dated as of March 3,
             2000.
10.23(17)    Preferred Stock Investment Agreement by and among the
             Company, Halifax Fund, L.P., Themis Partners L.P. and
             Heracles Fund dated as of March 27, 1998.
10.24(17)    Registration Rights Agreement by and among Registrant,
             Halifax Fund, L.P., Themis Partners L.P. and Heracles Fund
             dated as of April 1, 1998.
10.26(18)    Warrant to purchase up to 200,000 shares of Common Stock of the Company issued to Cheyenne LLC dated as of June 30,
             1998.
10.27(18)    Registration Rights Agreement by and between the Company and
             Cheyenne LLC dated as of June 30, 1998.
10.28(19)    Acquisition Agreement between the Company and Sclavo S.p.A.
             dated April 20,1998.
10.29(19)    First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

                                                                           SEQUENTIALLY
  EXHIBIT                                                                    NUMBERED
  NUMBER                               EXHIBIT                                 PAGE
  -------                              -------                             ------------
10.30(19)    Stock Purchase Warrant to purchase up to 375,000 shares of
             Common Stock of the Company issued to Sclavo S.p.A. dated
             September 3, 1998.
10.31(19)*   Registration Rights Agreement by and between the Company and
             UBS AG, London Branch dated as of February 16, 2001.
10.32        Change in Control Agreement between the Company and Alfred
             Rudolph dated as of November 19, 1999.
10.33        Change in Control Agreement between the Company and Donald
             R. Sellers dated as of November 19, 1999.
21.1         Subsidiaries of Registrant.
23.1         Consent of Ernst & Young LLP, Independent Auditors.
24.1         Powers of Attorney. See page 60.

---------------
   * Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200, 80(b)(4), 200.83 and 230.46.

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

(16) Incorporated by reference from the Company's Form 8-K filed on April 20, 2000.

(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 1998.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q on November 17, 1998.