Form 10-Q
period 2001-03-31
SCICLONE PHARMACEUTICALS INC
filed 2001-05-15
CIK 880771

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ______________________

Commission file number:  0-19825

                         SCICLONE PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              94-3116852
 ----------------------------------------          -------------------
     (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                Identification no.)

  901 MARINER'S ISLAND BLVD., SUITE 205
          SAN MATEO, CALIFORNIA                           94404
 ----------------------------------------          -------------------
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

        Yes [X]   No [ ]

        As of May 9, 2001, 32,270,951 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.

                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.      FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets as of March 31,
                     2001 and December 31, 2000                                     3
                 Condensed Consolidated Statements of Operations for the
                     Three month periods ended March 31, 2001 and 2000              4
                 Condensed Consolidated Statements of Cash Flows for the
                     Three-month periods ended March 31, 2001 and 2000              5
                 Notes to Condensed Consolidated Financial Statements               6
Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                9
Item 3.      Quantitative and Qualitative Disclosures About Market Risk             23
PART II.     OTHER INFORMATION
Item 2.      Changes in Securities and Use of Proceeds                              24
Item 6.      Exhibits and Reports on Form 8-K                                       24
Signatures                                                                          25

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     March 31,          December 31,
                                                                       2001                2000
                                                                   -------------       -------------
                                                                    (unaudited)           (Note 1)
Current assets:
    Cash and cash equivalents                                      $  20,216,000       $  21,981,000
    Short-term investments                                               841,000             516,000
    Accounts receivable, net                                           8,796,000           8,621,000
    Inventory                                                          1,961,000           2,020,000
    Prepaid expenses and other current assets                          1,336,000           1,233,000
                                                                   -------------       -------------
Total current assets                                                  33,150,000          34,371,000
Property and equipment, net                                              209,000             214,000
Other assets                                                           1,687,000           1,582,000
                                                                   -------------       -------------
Total assets                                                       $  35,046,000       $  36,167,000
                                                                   =============       =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $   1,587,000       $   2,327,000
    Accrued compensation and benefits                                    400,000             787,000
    Accrued clinical trials expense                                      250,000             202,000
    Accrued professional fees                                            577,000             281,000
    Other accrued expenses                                               101,000             453,000
    Other current liabilities                                            102,000              40,000
                                                                   -------------       -------------
Total current liabilities                                              3,017,000           4,090,000
Convertible notes payable                                              5,600,000           4,000,000
Shareholders' equity:
   Common stock, no par value; 75,000,000 shares authorized;
      32,264,628 and 32,209,286 shares issued and outstanding
      at March 31, 2001 and December 31, 2000, respectively          145,279,000         144,815,000
    Net unrealized gain on available-for-sale securities                  21,000               8,000
    Accumulated deficit                                             (118,871,000)       (116,746,000)
                                                                   -------------       -------------
Total shareholders' equity                                            26,429,000          28,077,000
                                                                   -------------       -------------
Total liabilities and shareholders' equity                         $  35,046,000       $  36,167,000
                                                                   =============       =============

            See notes to condensed consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       Three months ended
                                                           March 31,
                                                -------------------------------
                                                    2001               2000
                                                ------------       ------------
Product revenue                                 $  3,113,000       $  3,499,000
Cost of product sales                                598,000            735,000
                                                ------------       ------------
Gross profit                                       2,515,000          2,764,000
Operating expenses:
    Research and development                       1,741,000          1,259,000
    Marketing                                      2,277,000          1,916,000
    General and administrative                       830,000            643,000
                                                ------------       ------------
Total operating expenses                           4,848,000          3,818,000
                                                ------------       ------------
Loss from operations                              (2,333,000)        (1,054,000)
Interest and investment income, net                  208,000            179,000
                                                ------------       ------------
Net loss                                        $ (2,125,000)      $   (875,000)
                                                ============       ============
Basic and diluted net loss per share            $      (0.07)      $      (0.03)
                                                ============       ============
Shares used in computing basic and diluted
    net loss per share                            32,242,093         28,476,234
                                                ============       ============

            See notes to condensed consolidated financial statements

                              SCICLONE PHARMACEUTICALS, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)


                                                                  Three months ended
                                                                      March 31,
                                                           -------------------------------
                                                               2001               2000
                                                           ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                   $ (2,125,000)      $   (875,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                               126,000            153,000
    Changes in operating assets and liabilities:
        Prepaid expenses and other assets                      (312,000)           165,000
        Accounts receivable                                    (175,000)        (2,103,000)
        Inventory                                                59,000            638,000
        Accounts payable and other accrued expenses          (1,029,000)           844,000
        Accrued compensation and benefits                      (387,000)          (384,000)
        Accrued clinical trials expense                          48,000             78,000
        Accrued professional fees                               296,000           (217,000)
                                                           ------------       ------------
Net cash used in operating activities                        (3,499,000)        (1,701,000)
                                                           ------------       ------------
INVESTING ACTIVITIES:
    Purchase of property and equipment                          (18,000)           (24,000)
    Purchase of marketable securities, net                     (313,000)       (13,079,000)
                                                           ------------       ------------
Net cash used in investing activities                          (331,000)       (13,103,000)
                                                           ------------       ------------
FINANCING ACTIVITIES:
    Proceeds from issuance of convertible note                1,600,000                 --
    Proceeds from issuance of common stock, net of
      financing cost                                            465,000         17,828,000
                                                           ------------       ------------
Net cash provided by financing activities                     2,065,000         17,828,000
                                                           ------------       ------------
Net (decrease) increase in cash and cash equivalents         (1,765,000)         3,024,000
Cash and cash equivalents, beginning of period               21,981,000          1,828,000
                                                           ------------       ------------
Cash and cash equivalents, end of period                   $ 20,216,000       $  4,852,000
                                                           ============       ============

                See notes to condensed consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2000. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The balance sheet data at December 31, 2000 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim results are not necessarily indicative of results for subsequent interim periods or for the full year.

2. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted for the year ending December 31, 2001. The adoption of SFAS 133 did not have a significant impact on results of operations or the financial position of the Company.

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

4. For the three-month periods ended March 31, 2001 and 2000, the Company's total comprehensive loss amounted to $(2,112,000) and $(861,000), respectively.

5. The following is a summary of available-for sale securities at March 31, 2001:

                                                        Available-for-sale securities
                                            -----------------------------------------------------
                                                              Gross        Gross
                                             Amortized     Unrealized    Unrealized   Estimated
                                              Cost           Gains        Losses     Fair Value
                                            -----------    ----------    ----------   -----------
         Agency obligations                  $ 7,000,000      $    --        $ --      $ 7,000,000
         Corporate obligations                10,450,000        3,000          --       10,453,000
         Corporate equity securities                  --       18,000          --           18,000
                                             -----------      -------        ----      -----------
                                             $17,450,000      $21,000        $ --      $17,471,000
                                             ===========      =======        ====      ===========

        As of March 31, 2001, the average portfolio duration was less than one year.

6.      The following is a summary of inventories at March 31, 2001:

        Raw materials           $1,564,000
        Finished goods             397,000
                                ----------
                                $1,961,000
                                ==========

7.      The following is a summary of other assets at March 31, 2001:

        Intangible product rights - net     $1,398,000
        Other                                  289,000
                                            ----------
                                            $1,687,000
                                            ==========

        ZADAXIN(R) product rights that the Company acquired are being amortized over six years beginning in September 1998. The Company identifies and records impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

8. In March 2001, we completed a $1.6 million senior unsecured convertible note with an investment affiliate of UBS AG. The $1.6 million note is convertible into 276,530 shares of our common stock at a fixed conversion price of $5.7860 per share. The note will accrue interest at a rate of 6% per year and will mature in March 2006. The note is not convertible prior to March 21, 2002. We also received $360,000 for granting the investor the right to purchase approximately $2.3 million of senior unsecured convertible notes due March 2006. The $360,000 was accounted for as an increase to shareholders' equity. If issued, the notes will bear no interest (zero coupon) and will be convertible into 276,530 shares of our common stock at a fixed conversion price of $8.5532 per share.

9. For the three-month period ended March 31, 2001, the Company received approximately $86,000 in connection with exercises of outstanding options to purchase 51,131 shares of common stock.

10. The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN and CPX.

11. The Company recognizes revenue from product sales to importing agents in the People's Republic of China and to distributors elsewhere at the time of shipment when legal title to the products is transferred to them. The Company's importing agents and distributors do not have a contractual right of return except under limited terms regarding product quality. The Company recognizes contract/grant revenue when services have been performed.

12. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") 96-18. Warrants issued in connection with equity and debt arrangements are valued using the Black-Scholes option valuation model. Warrants issued to placement agents and similar parties in connection with equity financing efforts are accounted as stock issuance cost with an equal amount recorded as common stock. Warrants issued to purchasers of the Company's equities are not specifically accounted for as their value is a sub-component of common stock. The fair value of warrants issued in connection with debt arrangements, if material, is accounted for as a debt discount and amortized as additional interest expense over the term of the related debt.

13. Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. "Forward -- looking statements" include those regarding expected increases in sales as well as statements including the words "expects", "anticipates", "believes" or similar words. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" and the risks discussed in our other SEC filings, including our Annual Report on Form 10-K filed March 29, 2001 with the SEC.

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

        Our flagship drug is ZADAXIN, an immune system enhancer or ISE. An ISE drug, such as ZADAXIN, is one that helps stimulate, maintain and direct the body's antiviral or anticancer responses. ZADAXIN boosts the body's immune system in the fight against multiple types of cancer and infectious diseases. ZADAXIN is in or expected to enter phase 2 and phase 3 development in the U.S., Europe and Japan. These markets represent approximately 90% of the world's pharmaceutical market. Current ZADAXIN clinical research focuses on four diseases: hepatitis C, hepatocellular carcinoma, malignant melanoma and hepatitis B. Approximately 3,000 patients have been treated with ZADAXIN in over 70 clinical trials covering a broad range of life-threatening diseases in which the immune system plays a key role in the patient's ability to fight back.

        Unlike most young biotechnology/specialty pharmaceutical companies, we are currently selling our lead drug, ZADAXIN. As of March 2001, ZADAXIN had been approved for sale in 23 countries, principally for the treatment of hepatitis B and hepatitis C, and as a vaccine adjuvant for patients with weakened immune systems. Our total ZADAXIN sales for 2000 were $15,357,000, a 69% increase over 1999 sales of $9,091,000, and for the three months ended

March 31, 2001, sales were $3,113,000, an 11% decrease compared to sales of $3,499,000 for the three months ended March 31, 2000. We have ZADAXIN marketing applications pending in 17 additional countries.

        Our second product in clinical development, CPX, is a novel protein-repair therapy for cystic fibrosis, the most common fatal genetic disease among Caucasians. Currently approved drugs treat only the symptoms of cystic fibrosis, not the underlying cause of the disease. CPX, which we have in-licensed from the U.S. National Institutes of Health, is designed to repair the underlying protein-associated defect responsible for cystic fibrosis in most patients, not just the symptoms of the disease. CPX is currently in a phase 2 development program in the U.S.

        Additional drug candidates in our pipeline include SCV-07, the lead, orally active, compound in our new class of immune system enhancer drugs and DAX. SCV-07 has entered phase 1 testing for drug-resistant tuberculosis and we expect to develop SCV-07 for cancer and viral hepatitis. DAX is targeted at cystic fibrosis.

RESULTS OF OPERATIONS

        Total revenue was approximately $3,113,000 for the three-month period ended March 31, 2001, as compared to approximately $3,499,000 for the corresponding period in 2000. This 11 percent decrease was primarily due to lower sales to importing agents in the People's Republic of China who supply the Company's distributors in China with ZADAXIN and to increased competition from other hepatitis B therapies. For the three-month period ended March 31, 2001, all of our total revenue was derived from sales of ZADAXIN, and China accounted for 91% of our product sales. Sales emphasis is concentrated in China because, as one of our more developed markets, marketing expenditures can result in rapid benefits in sales and profits compared to newer markets which require investment and development spending. In addition, we have filed for approval to market ZADAXIN in 17 additional countries and anticipate additional filings in other countries. We expect ZADAXIN sales to increase both in our existing approved markets and in new markets once regulatory approvals are secured and ZADAXIN is launched.

        Cost of product sales was approximately $598,000 for the three-month period ended March 31, 2001, as compared to approximately $735,000 for the corresponding period in 2000. We expect cost of product sales to vary from quarter to quarter, depending primarily on the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

        Research and development expenses were approximately $1,741,000 for the three-month period ended March 31, 2001, as compared to approximately $1,259,000 for the corresponding period in 2000. The increase was primarily attributable to increases in product research expenses, payroll expenses and increased fees for professional services. The initiation and continuation of ZADAXIN, CPX and other product clinical development programs has had, and will continue to have, significant effect on our research and development expenses and may require us to seek additional capital resources. In general, we expect product research and development expenses to increase significantly in absolute dollars over the next several years and to vary quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

        Marketing expenses were approximately $2,277,000 for the three-month period ended March 31, 2001, as compared to approximately $1,916,000 for the corresponding period in 2000. The increase primarily relates to increased payroll expenses and expenses for advertising associated with the expansion in our existing ZADAXIN markets. We expect our marketing expenses to increase in absolute dollars in the next several quarters as we expand our commercialization and marketing efforts and pursue additional strategic collaborations.

        General and administrative expenses were approximately $830,000 for the three-month period ended March 31, 2001, as compared to approximately $643,000 for the corresponding period in 2000. The increase was primarily attributable to increased fees for professional services. In the near term, we expect general and administrative expenses to vary quarter to quarter as we augment our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

        Net interest and investment income was approximately $208,000 for the three-month period ended March 31, 2001, as compared to approximately $179,000 for the corresponding period in 2000. The increase primarily resulted from increased interest and investment income due to higher average invested cash balances.

        In 2000, the Company added a third importing agent, located in the Shanghai area, to facilitate the distribution of ZADAXIN in central China. No sales were made to this agent in the fourth quarter of 2000 or in the quarter ended March 31, 2001. We expect that sales in the current quarter ending June 30, 2001 may be lower than they otherwise would be as some or all of the shipments to this importing agent in the second quarter may not be recognized as revenue until subsequent quarters.

        Management intends to give priority use of the Company's financial resources to its clinical programs in the United States.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001 and 2000, we had approximately $21,057,000 and $19,738,000, respectively, in cash, cash equivalents, short-term investments and marketable securities. The marketable securities consist primarily of highly liquid short-term investments.

        Net cash used by us in operating activities amounted to approximately $3,499,000 for the three-month period ended March 31, 2001. Net cash used in operating activities in the 2001 period was greater than our net loss for that period due to decreases in accounts payable, decreases in accrued compensation and benefits, and increases in accounts receivable and prepaid expenses.

        Net cash used by us in investing activities amounted to approximately $331,000 for the three-month period ended March 31, 2001 and related to the net purchase of approximately $313,000 of marketable securities and the purchase of approximately $18,000 in equipment and furniture.

        Net cash provided by financing activities for the three-month period ended March 31, 2001 amounted to approximately $2,065,000 in net proceeds, approximately $24,000 in net proceeds from the issuance of common stock under our employee stock purchase plan, approximately $87,000 in connection with exercises of outstanding options under our employee stock option plans, $1,600,000 from the issuance of a convertible note, $360,000 for granting investors the right to purchase approximately $2,300,000 of senior unsecured convertible notes and offset by approximately $6,000 in financing costs.

        Management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations through mid-2002. The initiation and continuation of U.S. and Japanese clinical development programs could, however, require additional funding either from a collaborative source or through equity or debt financing. The need, timing and amount of additional funding will depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the timing of financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business.

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

        We have experienced significant operating losses since our inception and as of March 31, 2001, we had an accumulated deficit of $118,871,000. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities. Accordingly, we may never achieve profitability. Our failure to achieve profitability may cause our stock price to decline.

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

        Our strategy in the near term is to invest in phase 2 and 3 clinical studies in the U.S. Europe and Japan and continue to maintain and develop our international ZADAXIN business. Our ability to achieve and sustain operating profitability depends in large part on our ability to:

        - commence, execute and complete clinical programs for, and obtain additional regulatory approvals for, ZADAXIN, CPX, and/or future products, particularly in the U.S., Europe and Japan;

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

        We have not yet sold any product other than ZADAXIN. Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly the U.S. and European countries. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the U.S. and other additional markets, our revenue and operating results will suffer. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to:

        - convince prospective customers that our products are an attractive alternative to other treatments and therapies;

        - convince prospective strategic partners that our products are an attractive alternative to other treatments and therapies; and,

        - manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

WE ARE DEPENDENT ON THE SALE OF ZADAXIN IN FOREIGN COUNTRIES, PARTICULARLY CHINA, AND IF WE EXPERIENCE DIFFICULTIES IN OUR FOREIGN SALES EFFORTS, OUR FINANCIAL CONDITION WILL BE HARMED.

        Our financial condition in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. The majority of our ZADAXIN sales are to customers in the People's Republic of China. Sales of ZADAXIN in China may be limited due to its low average income and poorly developed infrastructure. China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies quality assurance requirements mandated by China. In order to efficiently manage this process, the importing agents place relatively few orders from time to time over any six month period and each order is typically for large quantities. Therefore, the Company's sales to an importing agent can vary from quarter to quarter depending on the size and timing of the orders, causing our quarterly results to fluctuate.

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

OUR INDEBTEDNESS MAY RESULT IN FUTURE LIQUIDITY PROBLEMS.

        As of March 31, 2001, we had $5.6 million in convertible notes payable, of which $4.0 million were issued in the quarter ended December 31, 2000 and $1.6 million were issued in the quarter ended March 31, 2001. This increased indebtedness has and will continue to impact us by increasing expense and making it more difficult to obtain additional financing. The notes are payable five years after issuance unless converted into common stock at the sole discretion of the holder. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result which would negatively impact our future prospects. As of March 31, 2001 we had cash and short-term investments of $21.1 million.

SUBSTANTIAL SALES OF OUR STOCK OR CONVERTIBLE SECURITIES MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

       As of March 31, 2001, stock options for 5,151,184 shares of common stock were outstanding, of which options for 3,112,834 shares were exercisable, and there were warrants exercisable for 1,970,500 shares of common stock outstanding. Two issues of convertible notes payable as of March 31, 2001 were convertible into a total of 684,137 shares of common stock beginning one year from date of issuance of the notes. In addition, the investors were given the right to purchase senior unsecured convertible notes due December 2005 and March 2006. If issued, the additional notes will bear no interest (zero coupon) and will be convertible into 684,137 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates we invest in short term securities and maintain an average maturity of less than 1 year. A hypothetical 60 basis point increase in interest rates would result in an approximate $98,905 decrease (0.6%) in fair value of our available-for-sale securities.

        The potential change noted above is based on sensitivity analyses performed on our financial positions at March 31, 2001. Actual results may differ materially.

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

            4.2   Rights Agreement, dated as of July 25, 1997, between the
                  Company and ChaseMellon Shareholder Services, LLC.
                  (incorporated by reference to the Company's Current Report on Form 8-K filed on October 14, 1997).

            4.3* 6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

            4.4* Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

            4.5* Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

           10.1* Registration Rights Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

           10.2* Materials Transfer Agreement dated as of December 21, 2000 executed as of January 8, 2001 by and between the Company and
                  F. Hoffmann-La Roche Ltd.

           10.3*  Manufacturing Services Agreement by and between SciClone
                  Pharmaceuticals International, Ltd. and ISF S.p.A.

(b)     Reports on Form 8-K

        None.

----------

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request under 17 C.F.R. Sections 200.80, 200.83 and 230.406.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SCICLONE PHARMACEUTICALS, INC.
                                                    (Registrant)


Date: May 15, 2001                           /s/ Richard A. Waldron
                                     ------------------------------------------
                                                 Richard A. Waldron
                                              Chief Financial Officer
                                     (Principal Financial & Accounting Officer)

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

            4.2   Rights Agreement, dated as of July 25, 1997, between the
                  Company and ChaseMellon Shareholder Services, LLC.
                  (incorporated by reference to the Company's Current Report on Form 8-K filed on October 14, 1997).

            4.3* 6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

            4.4* Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

            4.5* Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

           10.1* Registration Rights Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

           10.2* Materials Transfer Agreement dated as of December 21, 2000 executed as of January 8, 2001 by and between the Company and
                  F. Hoffmann-La Roche Ltd.

           10.3*  Manufacturing Services Agreement by and between SciClone
                  Pharmaceuticals International, Ltd. and ISF S.p.A.