Form 10-Q
period 2001-06-30
SCICLONE PHARMACEUTICALS INC
filed 2001-08-03
CIK 880771

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

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

               Yes [X}                    No [ ]


      As of June 30, 2001, 32,389,605 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                         SCICLONE PHARMACEUTICALS, INC.


                                      INDEX

PART I.     FINANCIAL INFORMATION                                               PAGE NO.

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of June 30, 2001
                    and December 31, 2000                                          3

                Condensed Consolidated Statements of Operations for the
                    Three-month and Six-month periods ended June 30, 2001          4
                    and 2000

                Condensed Consolidated Statements of Cash Flows for the
                    Six-month periods ended June 30, 2001 and 2000                 5

                Notes to Condensed Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                              9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk             23

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                              24

Item 4.     Submission of Matters to a Vote of Security Holders                    24

Item 6.     Exhibits and Reports on Form 8-K                                       25

Signatures                                                                         26

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SCICLONE PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         June 30,          December 31,
                                                                           2001                2000
                                                                       -----------         ------------
                                                                       (unaudited)            (Note 1)
Current assets:
    Cash and cash equivalents                                         $  19,306,000       $  21,981,000
    Short-term investments                                                  896,000             516,000
    Accounts receivable, net                                              7,934,000           8,621,000
    Inventory                                                             2,296,000           2,020,000
    Prepaid expenses and other current assets                             1,988,000           1,233,000
                                                                      -------------       -------------
Total current assets                                                     32,420,000          34,371,000

Property and equipment, net                                                 186,000             214,000
Other assets                                                              1,498,000           1,582,000
                                                                      -------------       -------------
Total assets                                                          $  34,104,000       $  36,167,000
                                                                      =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $   2,409,000       $   2,327,000
    Accrued compensation and benefits                                       552,000             787,000
    Accrued clinical trials expense                                         239,000             202,000
    Accrued professional fees                                               608,000             281,000
    Other accrued expenses                                                  128,000             453,000
    Other current liabilities                                                52,000              40,000
                                                                      -------------       -------------
Total current liabilities                                                 3,988,000           4,090,000
Convertible notes payable                                                 5,600,000           4,000,000
Shareholders' equity:
   Common stock, no par value; 75,000,000 shares authorized;
      32,389,605 and 32,209,286 shares issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively                 145,534,000         144,815,000
    Net unrealized gain on available-for-sale securities                     72,000               8,000
    Accumulated deficit                                                (121,090,000)       (116,746,000)
                                                                      -------------       -------------
Total shareholders' equity                                               24,516,000          28,077,000
                                                                      -------------       -------------
Total liabilities and shareholders' equity                            $  34,104,000       $  36,167,000
                                                                      =============       =============

            See notes to condensed consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                Three months ended                    Six months ended
                                                     June 30,                              June 30,
                                             2001               2000               2001               2000
                                         ------------       ------------       ------------       ------------
Product revenue                          $  3,250,000       $  4,206,000       $  6,363,000       $  7,705,000
Cost of product sales                         636,000            849,000          1,234,000          1,584,000
                                         ------------       ------------       ------------       ------------

Gross profit                                2,614,000          3,357,000          5,129,000          6,121,000

Operating expenses:
     Research and development               1,586,000          1,297,000          3,227,000          2,556,000
     Marketing                              2,651,000          2,036,000          4,928,000          3,952,000
     General and administrative               961,000            897,000          1,791,000          1,540,000
                                         ------------       ------------       ------------       ------------
Total operating expenses                    5,198,000          4,230,000         10,046,000          8,048,000
                                         ------------       ------------       ------------       ------------

Loss from operations                       (2,584,000)          (873,000)        (4,917,000)        (1,927,000)

Interest and investment income, net           365,000            284,000            573,000            463,000
                                         ------------       ------------       ------------       ------------

Net loss                                 $ (2,219,000)      $   (589,000)      $ (4,344,000)      $ (1,464,000)
                                         ============       ============       ============       ============

Net loss per common share (basic &
    diluted)                             $      (0.07)      $      (0.02)      $      (0.13)      $      (0.05)
                                         ============       ============       ============       ============

Weighted average shares used in
     computing per share amounts           32,289,857         31,442,890         32,266,474         29,599,825
                                         ============       ============       ============       ============

            See notes to condensed consolidated financial statements

                         SCICLONE PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                              Six months ended
                                                                                   June 30,
                                                                          2001               2000
                                                                       ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                               $ (4,344,000)      $ (1,464,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           261,000            295,000
    Changes in operating assets and liabilities:
        Prepaid expenses and other assets                                  (877,000)           (48,000)
        Accounts receivable                                                 687,000         (3,877,000)
        Inventory                                                          (276,000)           (73,000)
        Accounts payable and other accrued expenses                        (232,000)           418,000
        Accrued compensation and benefits                                  (235,000)          (200,000)
        Accrued clinical trials expense                                      38,000            397,000
        Accrued professional fees                                           327,000           (166,000)
                                                                       ------------       ------------
Net cash used in operating activities                                    (4,651,000)        (4,718,000)
                                                                       ------------       ------------
INVESTING ACTIVITIES:
    Purchase of property and equipment                                      (28,000)           (43,000)
    Purchase of marketable securities, net                                 (316,000)         1,803,000
                                                                       ------------       ------------
Net cash (used in) provided by investing activities                        (344,000)         1,760,000
                                                                       ------------       ------------
FINANCING ACTIVITIES:
    Proceeds from issuance of convertible note                            1,600,000                 --
    Proceeds from issuance of common stock, net of financing cost           720,000         19,131,000
                                                                       ------------       ------------
Net cash provided by financing activities                                 2,320,000         19,131,000
                                                                       ------------       ------------
Net (decrease) increase in cash and cash equivalents                     (2,675,000)        16,173,000
Cash and cash equivalents, beginning of period                           21,981,000          1,828,000
                                                                       ------------       ------------
Cash and cash equivalents, end of period                               $ 19,306,000       $ 18,001,000
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

4. For the six-month periods ended June 30, 2001 and 2000, the Company's total comprehensive loss amounted to $(4,280,000) and $(1,454,000), respectively.

5. The following is a summary of available-for sale securities at June 30, 2001:

                                                    Available-for-sale securities
                                 ---------------------------------------------------------------------
                                                      Gross              Gross
                                   Amortized        Unrealized         Unrealized         Estimated
                                     Cost             Gains              Losses           Fair Value
                                 ------------      ------------       ------------       ------------
Agency obligations               $  6,000,000      $         --       $         --       $  6,000,000
Corporate obligations               9,104,000             3,000             (4,000)         9,103,000
Corporate equity securities                --            73,000                 --             73,000
                                 ------------      ------------       ------------       ------------
                                 $ 15,104,000      $     76,000       $     (4,000)      $ 15,176,000
                                 ============      ============       ============       ============

   As of June 30, 2001, the average portfolio duration was less than one year.

6.    The following is a summary of inventories at June 30, 2001:

      Raw materials          $1,593,000
      Finished goods            703,000
                             ----------
                             $2,296,000

7.    The following is a summary of other assets at June 30, 2001:

      Intangible product rights - net     $1,296,000
      Other                                  202,000
                                          ----------
                                          $1,498,000

      ZADAXIN(R) product rights that the Company acquired are being amortized over six years beginning in September 1998. The Company identifies and records impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company to date has not identified any impairment losses on these assets.

8. In March 2001, the Company completed a $1.6 million senior unsecured convertible note with an investment affiliate of UBS AG. The $1.6 million note is convertible into 276,530 shares of the Company's common stock at a fixed conversion price of $5.7860 per share. The note will accrue interest at a rate of 6% per year and will mature in March 2006. The note is not convertible prior to March 21, 2002. The Company also received $360,000 for granting the investor the right to purchase approximately $2.3 million of senior unsecured convertible notes due March 2006. The $360,000 was accounted for as an increase to shareholders' equity. If issued, the notes will bear no interest (zero coupon) and will be convertible into 276,530 shares of the Company's common stock at a fixed conversion price of $8.5532 per share.

9. For the three-month period ended June 30, 2001, the Company received approximately $228,000 in connection with exercises of outstanding options to purchase 118,654 shares of common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. "Forward --- looking statements" include those relating to expense levels and expectations regarding clinical trials as well as statements including the words "expects", "anticipates", "believes" or similar words. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" and the risks discussed in our other SEC filings, including our Annual Report on Form 10-K filed March 29, 2001 with the SEC.

OVERVIEW

      We develop and commercialize novel medicines for treating a broad range of the world's most serious diseases. Our current product development and commercial activities are focused on the following diseases:

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

      Our flagship drug is ZADAXIN, an immune system enhancer or ISE. An ISE drug, such as ZADAXIN, is one that helps stimulate, maintain and direct the body's antiviral or anticancer responses. ZADAXIN boosts the body's immune system in the fight against multiple types of cancer and infectious diseases. ZADAXIN is in or expected to enter phase 2 and phase 3 development in the U.S., Europe and Japan, the three markets that represent approximately 90% of the world's pharmaceutical market. We have initiated a phase 3 clinical program in the U.S. for the treatment of hepatitis C using ZADAXIN as part of a combination therapy with Pegasys(R), pegylated interferon alfa-2a, proprietary product of F. Hoffmann-La Roche Ltd. In this U.S. phase 3 program site selection has been completed, the clinical research organization has been engaged and the investigational review board approval process has commenced. In addition to hepatitis C, current ZADAXIN clinical research focuses on hepatocellular carcinoma, malignant melanoma and hepatitis B. Approximately 3,000 patients have been treated with ZADAXIN in over 70 clinical trials covering a broad range of life-threatening diseases in which the immune system plays a key role in the patient's ability to fight back.

      ZADAXIN has been approved for sale in many emerging growth nations, principally for the treatment of hepatitis B and hepatitis C, and we are currently selling ZADAXIN primarily in the People's Republic of China. The net cash flow from our international sales efforts are used to partially fund our U.S. clinical trial programs. Our total ZADAXIN sales for 2000 were $15,357,000, a 69% increase over 1999 sales of $9,091,000, and for the six months ended June 30, 2001, sales were $6,363,000, a 17% decrease compared to sales of $7,705,000 for the six months ended June 30, 2000.

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

RESULTS OF OPERATIONS

      Total revenue was approximately $3,250,000 and $6,363,000 for the three-month and six-month periods ended June 30, 2001, as compared to approximately $4,206,000 and $7,705,000 for the corresponding periods in 2000. This 17 percent decrease for the six-month period was primarily due to lower sales to importing agents in the People's Republic of China who supply our distributors in China with ZADAXIN, greater sales last year to certain countries using ZADAXIN on a pre-approval named patient basis and to increased competition from other hepatitis B therapies. For the three-month period ended June 30, 2001, all of our total revenue was derived from sales of ZADAXIN, and China accounted for 88% of this revenue. Sales emphasis is concentrated in China because, as one of our more developed markets, marketing expenditures are more likely to benefit sales and profits compared to newer markets-which require investment and development spending.

      Cost of product sales was approximately $636,000 and $1,234,000 for the three-month and six-month periods ended June 30, 2001, as compared to approximately $849,000 and $1,584,000 for the corresponding periods in 2000. We expect cost of product sales to vary from quarter to quarter, depending primarily on the level of ZADAXIN sales to distributors who tend to place a few larger orders during the year, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

      Research and development expenses were approximately $1,586,000 and $3,327,000 for the three-month and six-month periods ended June 30, 2001, as compared to approximately $1,297,000 and $2,556,000 for the corresponding periods in 2000. The increase was primarily attributable to increases in clinical trial expenses, product research expenses and payroll expenses. The initiation and continuation of ZADAXIN, CPX and other product clinical development programs has had, and will continue to have, significant effect on our research and development expenses and may require us to seek additional capital resources. In general, we expect product research and development expenses to increase significantly in absolute dollars over the next several years and to vary quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

      Marketing expenses were approximately $2,651,000 and $4,928,000 for the three-month and six-month periods ended June 30, 2001, as compared to approximately $2,036,000 and $3,952,000 for the corresponding periods in 2000. The increase primarily relates to increased payroll expenses and expenses for advertising associated with the expansion in our existing ZADAXIN markets. We expect our marketing expenses to increase in absolute dollars in the next several quarters as we expand our commercialization and marketing efforts and pursue additional strategic collaborations.

      General and administrative expenses were approximately $961,000 and $1,791,000 for the three-month and six-month periods ended June 30, 2001, as compared to approximately $897,000 and $1,540,000 for the corresponding periods in 2000. The increase was primarily attributable to increased fees for professional services. In the near term, we expect general and administrative expenses to vary quarter to quarter as we augment our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

      Net interest and investment income was approximately $365,000 and $573,000 for the three-month and six-month periods ended June 30, 2001, as compared to approximately $284,000 and $463,000 for the corresponding periods in 2000. The increase primarily resulted from increase in other income due to the repayment of a loan from a former officer, offset by decreased interest and investment income due to lower average invested cash balances.

      Management intends to give priority use of the Company's financial resources to its clinical programs in the United States.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001 and 2000, we had approximately $20,202,000 and $18,001,000, respectively, in cash, cash equivalents, short-term investments and marketable securities. The marketable securities consist primarily of highly liquid short-term investments.

      Net cash used by us in operating activities amounted to approximately $4,651,000 for the six-month period ended June 30, 2001. Net cash used in operating activities in the 2001 period was greater than our net loss for that period due to decreases in accounts payable, decreases in accrued compensation and benefits and increases in prepaid expenses and inventory, partially offset by decreases in accounts receivable.

      Net cash used by us in investing activities amounted to approximately $344,000 for the six-month period ended June 30, 2001 and related to the net purchase of approximately $316,000 of marketable securities and the purchase of approximately $28,000 in equipment and furniture.

      For the six-month period ended June 30, 2001, net cash provided by financing activities amounted to approximately $2,320,000 in net proceeds. Of this amount, net cash provided by the issuance of common stock under our employee stock purchase plan amounted to approximately $51,000 in net proceeds; net cash provided by the exercises of outstanding options under our employee stock option plans amounted to approximately $315,000; net cash provided by the issuance of a convertible note amounted to approximately $1,600,000; net cash resulting from the issuance to certain investors of a right to purchase approximately $2,300,000 of senior unsecured convertible notes amounted to approximately $360,000 offset by approximately $6,000 in financing costs.

      Management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations into 2003. The initiation and continuation of U.S. and Japanese clinical development programs could require additional funding either from a collaborative source or through equity or debt financing. The need, timing and amount of additional funding will depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business.

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

IF WE FAIL TO SATISFY AND COMPLY WITH GOVERNMENTAL REGULATIONS OR IF GOVERNMENT REGULATIONS CHANGE, OUR BUSINESS WILL SUFFER.

      All new drugs, including our products which have been developed or are under development, are subject to extensive and rigorous regulation by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries. These regulations change from time to time. In prior years, legislation was introduced in the U.S. Congress that would restrict the duration of the marketing exclusivity of an orphan drug. There can be no assurances that this type of legislation will not be reintroduced and passed into law, or that the benefits of the existing statute will remain in effect. Our failure to satisfy and comply with regulations by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries can delay or stop approval of our drugs. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, premarket approval, importation, advertising, promotion, sale and distribution of our products. Satisfaction of these regulations typically takes several years and the time needed to satisfy them varies substantially, based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and to impose costly procedures upon our activities. If regulatory approval of our products is granted, such approval may impose limitations on the indicated uses for which our products may be marketed. The pegylated interferon we will use in our phase 3 program in the U.S. has not yet been approved by the FDA. While we anticipate that such approval will be obtained, we would need to conduct an additional trial with an approved form, resulting in additional delays and expenses, if it is not obtained.

IF WE FAIL TO OBTAIN REGULATORY APPROVALS IN COUNTRIES WHERE WE HAVE TARGETED REGULATORY APPROVAL FOR OUR PRODUCTS, WE MAY NOT BE ABLE TO SUSTAIN OR INCREASE OUR REVENUES AND OUR STOCK PRICE MAY DECLINE.

      The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN, CPX and our other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN, CPX and any other products we may sell must be approved by the FDA or its foreign counterparts before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in countries with established clinical trial review procedures is uncertain, and this may delay the grant of regulatory approvals for ZADAXIN. In addition, to secure these regulatory approvals, for ZADAXIN and CPX, we will need, among other things, to demonstrate favorable results from additional clinical trials of ZADAXIN and the safety and efficacy of CPX as a treatment for cystic fibrosis in preclinical and clinical trials. Our failure to obtain the required regulatory approvals so that we can develop, market and sell our products in countries where we currently do not have such rights may limit our revenues.

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


WE ARE IMPLEMENTING A PHASE 3 PROGRAM IN THE U.S. FOR THE APPROVAL IN THE U.S. OF ZADAXIN IN COMBINATION WITH PEGYLATED INTERFERON FOR THE TREATMENT OF HEPATITIS C. OUR SCIENTIFIC AND CLINICAL RESEARCH DATA RELATING TO ZADAXIN IN COMBINATION WITH INTERFERON FOR THE TREATMENT OF HEPATITIS C IS BASED ON THE USE OF THE NON-PEGYLATED FORM OF INTERFERON.

      The results from our previous phase 2 and phase 3 hepatitis C studies have enabled us to produce a conservatively designed phase 3 study program based on the use of ZADAXIN in combination with non-pegylated interferon. We are proceeding with this program and have completed site selection and engaged the clinical research organization, and the investigational review board approval process has commenced. However, there can be no assurances that the results that produced this conservative design will carryover to the design of the study program using the combination of ZADAXIN and pegylated interferon. The pegylated form of interferon may perform better than anticipated in comparison to the combination of ZADAXIN and pegylated interferon. If that results, our efforts to market and sell ZADAXIN in combination with pegylated interferon will be delayed, which will hurt our expectations.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT. WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM AND MAY NEVER ACHIEVE PROFITABILITY.

      We have experienced significant operating losses since our inception and as of June 30, 2001, we had an accumulated deficit of $121,090,000. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the U.S. Accordingly, we may never achieve profitability. Our failure to achieve profitability may cause our stock price to decline.

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

      -     expense levels for our international sales and marketing efforts;

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

      Many of the foregoing factors are not within our control. If we need to raise additional funds and such funds are not available on reasonable terms, we may be required to delay or cancel our product development and commercialization programs. Any additional equity financing will be dilutive to shareholders, and any debt financing, if available, may include restrictive covenants.

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

      Our financial condition in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. The majority of our ZADAXIN sales are to customers in the People's Republic of China. Sales of ZADAXIN in China may be limited due to its low average income, poorly developed infrastructure and existing and potential competition from other products, possibly including generics. China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China's quality assurance requirements. In order to efficiently manage this process, the importing agents place relatively few orders from time to time over any six month period and each order is typically for large quantities. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which may cause our quarterly results to fluctuate. In addition, our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including:

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

      -     currency fluctuations; adverse or deteriorating economic conditions;
            and

      -     potential adverse tax consequences.

      We do not have product sales in the U.S. with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East. In addition, some countries in these regions regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market or limit the volume of product which may be imported and sold, either of which may limit the growth of our revenues or cause them to decline.

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

IF WE DO NOT OBTAIN RIGHTS TO ADDITIONAL PRODUCTS FROM THIRD PARTIES, OUR PROSPECTS FOR FUTURE REVENUE MAY DECLINE.

      We are only actively pursuing clinical development of ZADAXIN and CPX at this time. If we do not advance SCV-07 and DAX, the other products to which we have in-licensed rights, from preclinical into clinical development we may lose the rights to these products. We may also have a shortage of drugs to develop and commercialize if we do not license or otherwise acquire rights to additional drugs. Any shortage in the number of drugs that we are able to develop and commercialize may reduce our prospects for future revenue.

COMMERCIALIZATION OF SOME OF OUR PRODUCTS DEPENDS ON COLLABORATIONS WITH OTHERS. IF OUR COLLABORATORS ARE NOT SUCCESSFUL, OR IF WE ARE UNABLE TO FIND FUTURE COLLABORATORS, WE MAY NOT BE ABLE TO PROPERLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

      We depend in part on our distributors and business partners to develop and/or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. We generally do not have control over the amount and timing of resources that our business partners devote to ZADAXIN and they have not always performed as or when expected. If they do not perform their obligations as we expect, our development expenses would increase and the development and/or sale of our products could be limited or delayed, which could cause our business to suffer and our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators, and we may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN.

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

      Most of our competitors, particularly large biopharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than we do. Most of them also have extensive experience in undertaking the preclinical and clinical testing and obtaining the regulatory approvals necessary to market drugs. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated with our competitors. Principal competitive factors in the pharmaceutical field include efficacy, safety, and therapeutic regimen. Where comparable products are marketed by other companies price is also a competitive factor. Increased competitive pressure could lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results.

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

OUR INDEBTEDNESS MAY RESULT IN FUTURE LIQUIDITY PROBLEMS.

      As of June 30, 2001, we had $5.6 million in convertible notes payable, of which $4.0 million were issued in the quarter ended December 31, 2000 and $1.6 million were issued in the quarter ended March 31, 2001. This increased indebtedness has and will continue to impact us by increasing expense and making it more difficult to obtain additional financing. The notes are payable five years after issuance unless converted into common stock at the sole discretion of the holder. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result which would negatively impact our future prospects. As of June 30, 2001 we had cash and short-term investments of $20.2 million.

SUBSTANTIAL SALES OF OUR STOCK OR CONVERTIBLE SECURITIES MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

      As of June 30, 2001, stock options for 5,065,696 shares of common stock were outstanding, of which options for 3,105,411 shares were exercisable, and there were warrants exercisable for 1,970,500 shares of common stock outstanding. Two issues of convertible notes payable as of June 30, 2001 were convertible into a total of 684,137 shares of common stock beginning one year from date of issuance of the notes. In addition, the investors were given the right to purchase senior unsecured convertible notes due December 2005 and March 2006. If issued, the additional notes will bear no interest (zero coupon) and will be convertible into 684,137 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates we invest in short term securities and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $99,659 decrease (0.6%) in fair value of our available-for-sale securities.

      The potential change noted above is based on sensitivity analyses performed on our financial positions at June 30, 2001. Actual results may differ materially.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)   Recent Sales of Unregistered Securities

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Shareholders on May 31, 2001 to elect seven
(7) directors and to ratify the appointment of the independent auditors of our Company.

      At the Annual Meeting, all of the nominees were elected as follows:

                                                        Votes
                                                        -----
                                               For              Withheld
                                            ----------          --------
         Jere E. Goyan, Ph.D.               24,062,401          191,517
         Donald R. Sellers                  23,932,513          321,405
         John D. Baxter, M.D.               24,117,792          136,126
         Edwin C. Cadman,  M.D.             24,083,417          170,501
         Rolf H. Henel                      24,117,092          136,826
         Jon S. Saxe                        24,055,523          198,395
         Dean S. Woodman                    24,061,346          192,572

      The shareholders then ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2001 with voting as follows: 24,057,379 for; 170,549, against; and 25,990 abstaining.

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

      4.3* 6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

      4.4* Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

      4.5* Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

      4.6* Amendment No. 1 to 6% Convertible Note Due 2005 and Amendment No. 2 to Option Agreement by and between the Company and UBS AG, London Branch.

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

      10.3* Manufacturing Services Agreement by and between SciClone Pharmaceuticals International, Ltd. and ISF S.p.A.

      10.4* Registration Rights Agreement dated as of October 26, 2000 by and between the Company and UBS AG, London Branch.

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

                                            SCICLONE PHARMACEUTICALS, INC.
                                                    (Registrant)


Date: August 3, 2001                            /s/ Richard A. Waldron
                                      ------------------------------------------
                                                 Richard A. Waldron
                                               Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
3(i).1        Restated Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-45446),
              declared effective by the Commission on March 17, 1992).

3(i).2        Certificate of Amendment of Restated Articles of Incorporation
              (incorporated by reference from the Company's Registration
              Statement on Form S-8 (No. 33-66832) filed with the Commission on \
              August 3, 1993).

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

4.3* 6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.4* Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.5* Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.6*          Amendment No. 1 to 6% Convertible Note Due 2005 and Amendment
              No. 2 to Option Agreement by and between the Company and UBS AG,
              London Branch.

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

10.3*         Manufacturing Services Agreement by and between SciClone
              Pharmaceuticals International, Ltd. and ISF S.p.A.

10.4* Registration Rights Agreement dated as of October 26, 2000 by and between the Company and UBS AG, London Branch.