Form 10-Q
period 2001-09-30
SCICLONE PHARMACEUTICALS INC
filed 2001-11-08
CIK 880771

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

Commission file number:   0-19825

SCICLONE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

California	94-3116852

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

901 Mariner’s Island Blvd., Suite 205, San Mateo, California	94404

(Address of principal executive offices)	(Zip code)

(650) 358-3456

(Registrant’s telephone number, including area code)

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

     As of September 30, 2001, 32,449,402 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

INDEX

		PAGE NO.

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations for the Three-month and Nine-month periods ended September 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the Nine-month periods ended September 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	28
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		31

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2001	2000

	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$18,223,000	$21,981,000
Short-term investments	873,000	516,000
Accounts receivable, net	9,227,000	8,621,000
Inventory	2,595,000	2,020,000
Prepaid expenses and other current assets	1,478,000	1,233,000

Total current assets	32,396,000	34,371,000
Property and equipment, net	167,000	214,000
Other assets	1,388,000	1,582,000

Total assets	$33,951,000	$36,167,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,292,000	$2,327,000
Accrued compensation and employee benefits	736,000	787,000
Accrued clinical trials expense	974,000	202,000
Accrued professional fees	650,000	665,000
Other accrued expenses	188,000	69,000
Other current liabilities	88,000	40,000

Total current liabilities	3,928,000	4,090,000
Convertible notes payable	5,600,000	4,000,000
Shareholders’ equity:
Common stock, no par value; 75,000,000 shares authorized; 32,449,402 and 32,209,286 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	145,664,000	144,815,000
Accumulated other comprehensive income	22,000	8,000
Accumulated deficit	(121,263,000)	(116,746,000)

Total shareholders’ equity	24,423,000	28,077,000

Total liabilities and shareholders’ equity	$33,951,000	$36,167,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Product sales	$3,580,000	$4,675,000	$9,943,000	$12,380,000
Cost of product sales	714,000	914,000	1,948,000	2,497,000

Gross margin	2,866,000	3,761,000	7,995,000	9,883,000
Operating expenses:
Research and development	3,390,000	1,340,000	6,717,000	3,896,000
Marketing	2,256,000	2,204,000	7,184,000	6,156,000
General and administrative	749,000	659,000	2,532,000	2,199,000

Total operating expenses	6,395,000	4,203,000	16,433,000	12,251,000

Loss from operations	(3,529,000)	(442,000)	(8,438,000)	(2,368,000)
Other income	3,205,000	—	3,497,000	—
Interest and investment income, net	151,000	305,000	424,000	768,000

Net loss	$(173,000)	$(137,000)	$(4,517,000)	$(1,600,000)

Net loss per common share (basic & diluted)	$(0.01)	$(0.00)	$(0.14)	$(0.05)

Weighted average shares used in computing per share amounts	32,429,345	31,685,177	32,272,682	29,766,480

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	September 30,

	2001	2000

Operating activities:
Net loss	$(4,517,000)	$(1,600,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399,000	219,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(358,000)	8,000
Accounts receivable	(606,000)	(5,081,000)
Inventory	(575,000)	(625,000)
Accounts payable and other accrued expenses	(868,000)	1,005,000
Accrued compensation and employee benefits	(51,000)	(37,000)
Accrued clinical trials expense	772,000	823,000
Accrued professional fees	(15,000)	(109,000)

Net cash used in operating activities	(5,819,000)	(5,397,000)

Investing activities:
Purchase of property and equipment	(45,000)	79,000
Purchase of marketable securities, net	(343,000)	1,789,000

Net cash (used in) provided by investing activities	(388,000)	1,868,000

Financing activities:
Proceeds from issuance of convertible note	1,600,000	—
Proceeds from issuance of common stock, net of financing cost	849,000	19,243,000

Net cash provided by financing activities	2,449,000	19,243,000

Net (decrease) increase in cash and cash equivalents	(3,758,000)	15,714,000
Cash and cash equivalents, beginning of period	21,981,000	1,828,000

Cash and cash equivalents, end of period	$18,223,000	$17,542,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2000. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The balance sheet data at December 31, 2000 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts have been reclassified to conform to the current quarter presentation. The interim results are not necessarily indicative of results for subsequent interim periods or for the full year.

2.	In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which is required to be adopted for the year ending December 31, 2001. The adoption of SFAS 133 did not have a significant impact on results of operations or the financial position of the Company.

3.	For the nine-month periods ended September 30, 2001 and 2000, the Company’s total comprehensive loss amounted to $(4,503,000) and $(1,596,000), respectively. For the three-month periods ended September 30, 2001 and 2000, the Company’s total comprehensive loss amounted to $(223,000) and $(142,000), respectively.

4.	The following is a summary of available-for sale securities at September 30, 2001:

	Available-for-sale securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Agency obligations	$4,000,000	$—	$—	$4,000,000
Corporate obligations	11,143,000	1,000	(7,000)	11,137,000
Corporate equity securities	—	28,000	—	28,000

	$15,143,000	$29,000	$(7,000)	$15,165,000

As of September 30, 2001, the average portfolio duration was less than one year.

5.	The following is a summary of inventories at September 30, 2001:

Raw materials	$2,004,000
Finished goods	591,000

$2,595,000

6.	The following is a summary of other assets at September 30, 2001:

Intangible product rights — net	$1,194,000
Other	194,000

$1,388,000

ZADAXIN® product rights that the Company acquired are being amortized over six years beginning in September 1998. The Company identifies and records impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company to date has not identified any impairment losses on these assets.

7.	In March 2001, the Company completed a $1.6 million senior unsecured convertible note with an investment affiliate of UBS AG. The $1.6 million note is convertible into 276,530 shares of the Company’s common stock at a fixed conversion price of $5.7860 per share. The note will accrue interest at a rate of 6% per year and will mature in March 2006. The note is not convertible prior to March 21, 2002. The Company also received $360,000 for granting the investor the right to purchase approximately $2.3 million of senior unsecured convertible notes due March 2006. The $360,000 was accounted for as an increase to shareholders’ equity. If issued, the notes will bear no interest (zero coupon) and will be convertible into 276,530 shares of the Company’s common stock at a fixed conversion price of $8.5532 per share.

8.	For the three-month period ended September 30, 2001, the Company received approximately $99,000 in connection with exercises of outstanding options to purchase 51,382 shares of common stock.

9.	The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN and CPX.

10.	The Company recognizes product sales to importing agents in the People’s Republic of China and to distributors elsewhere at the time of shipment when legal title to the products is transferred to them. The Company’s importing agents and distributors do not have a contractual right of return except under limited terms regarding product quality. The Company recognizes contract/grant revenue when services have been performed.

11.	The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18. Warrants issued in connection with equity and debt arrangements are valued using the Black-Scholes option valuation model. Warrants issued to placement agents and similar parties in connection with equity financing efforts are accounted as stock issuance cost with an equal amount recorded as common stock. Warrants issued to purchasers of the Company’s equities are not specifically accounted for as their value is a sub-component of common stock. The fair value of warrants issued in connection with debt arrangements, if material, is accounted for as a debt discount and amortized as additional interest expense over the term of the related debt.

12.	Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

13.	Other income represents the net payment in full satisfaction of an outstanding promissory note that had been previously written off in a non-cash charge to earnings in the fourth quarter of 1998.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis, including the following risk factors section, contains forward-looking statements that involve risks, uncertainties and assumptions. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks faced by us set forth under “Risk Factors” and the risks discussed in our other SEC filings, including our Annual Report on Form 10-K filed March 29, 2001 with the SEC. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

     We are a specialty drug company founded to commercialize pharmaceutical or biological therapeutic compounds that are in-licensed at the stage of late pre-clinical or early clinical development. Our overall strategy has been to minimize financial risk and dependence upon the capital markets by focusing on our core strengths of clinical development, registration and sales to build an operating business — with key elements including licensing, collaborations, outsourcing and product development.

     SciClone’s strategic goal, based on the broad therapeutic promise of our lead drug ZADAXIN, is to become the preeminent provider of immune system enhancers, or ISEs, as critical components of combination drug therapies for infectious diseases and cancer. Other drugs in our pipeline are intended to protect and expand this franchise, and to address the protein-based disorder that causes cystic fibrosis.

     Currently, our primary objective is to successfully manage and complete our already initiated ZADAXIN regulatory and clinical phase 3 program and to obtain the approval of the Food and Drug Administration to commercially sell ZADAXIN in the U.S., the world’s largest pharmaceutical market. While we have obtained ZADAXIN marketing approvals in 25 countries overseas for hepatitis B, hepatitis C, certain cancers and as an influenza vaccine adjuvant, SciClone’s clinical development strategy has been to focus on hepatitis C as the first indication for commercial registration of ZADAXIN in the U.S.

ZADAXIN

     ZADAXIN, an immune system enhancer (ISE), is a synthetic preparation of thymosin alpha 1, an immune system peptide that occurs naturally and whose activities increasingly are being recognized to regulate the body’s effective immune response to viral infection or malignancy. Published scientific and clinical studies have shown that ZADAXIN’s activities include helping to stimulate, maintain and direct the body’s antiviral and anticancer immune response — to both target the intended affected cells and to enhance the immune system capabilities for cell-specific eradication.

     Disease-causing agents which remain circulating in the blood usually are quickly recognized and eliminated by the body’s humoral, or antibody-based, immune component. ZADAXIN’s critical role in the immune response is played out in the more complicated realm of cellular immunity, when certain of the body’s own “self” cells need to be the target of an immune response because of infection or malignancy, even though the immune system does not recognize these cells as foreign. Diseases requiring a cellular immune response, such as HIV, hepatitis C and cancer, have generally been the most resistant to therapeutic intervention to date, and remain at the frontier of current medical investigation.

     Humoral and cellular response to some degree “cross-regulate” each other, with cytokine production determining which holds precedence. ZADAXIN seems to be an important regulator of these responses. Increasingly, studies have suggested that ZADAXIN enhances the maturation of stem cells and their differentiation specifically into mature CD4, CD8 T and natural killer cells. ZADAXIN also significantly increases the Th1 (cellular immunity) subset of CD4 cells by increasing the production of cytokines such as IL-2 and gamma interferon. ZADAXIN also enhances the expression of class I MHC molecules on diseased human cells, which leads to increased recognition and potential cytotoxic destruction by CD8 cells.

     Studies also have demonstrated that hepatitis C is able to evade the body’s immune response when T-lymphocytes are “switched” to the Th2 (humoral) mode, leading to chronic viral infection. Th1 cells, on the other hand, are fundamental to hepatitis C eradication. Current treatments for hepatitis C, such as alpha interferon, actually induce a counter-regulatory increase in the Th2 cytokine production. The addition of ZADAXIN counterbalances this Th2 cytokine production process by increasing virus-killing Th1 cytokine secretion. To our knowledge, ZADAXIN has not produced any serious, adverse side effects in more than 3,000 patients in various clinical trials to date and in thousands more in commercial use, thereby indicating that ZADAXIN would not add to the toxicity profile of a multi-drug regimen.

     ZADAXIN is protected by patents in the U.S., Europe and Japan, either alone or in combination with a variety of other drugs, for its use as a treatment for hepatitis C, hepatitis B and for certain cancers. For use as a treatment for hepatitis C, patent coverage extends to 2015 in the U.S. and to 2012 in the European Union and in Japan.

     Hepatitis C (HCV)

     The Centers for Disease Control estimate that up to 4 million people in the U.S. are infected by HCV, and no vaccine for it has been developed. There are approximately 40,000 new cases each year. While only 30 percent of those infected are initially symptomatic, in approximately 85 percent the infection becomes chronic, and some 70 percent suffer from chronic liver disease. HCV currently causes 8,000 to 10,000 deaths per year in the U.S. These numbers are expected to triple by 2010. As a rapidly mutating RNA virus (like HIV), there already are at least six different genotypes, or “strains”, of HCV. Genotype 1 is the most common variant in the U.S., infecting approximately 75 percent of all patients.

     Current year-long treatment regimens can cost more than $17,000 per patient in the U.S., with the current total therapeutic market in the U.S. and Europe estimated at approximately $2 billion and expected to grow to $4–5 billion by 2004. Alpha interferon has been the backbone of treatment, predominantly used in combination with the antiviral ribavirin (the combination treatment is marketed by Schering-Plough under the tradename “Rebetron”). Alpha interferon can induce relatively severe toxicity, and ribavirin introduces additional toxicities of its own. Many patients cannot, or will not, tolerate a full-year prescribed regimen of alpha interferon and ribavirin. More recently, longer acting forms of alpha interferon, pegylated alpha interferon, have been developed by Schering-Plough and by F. Hoffmann La-Roche under the tradenames “Peg-Intron” and “Pegasys”, respectively. Even in its pegylated form, which stays in the bloodstream longer allowing for less frequent dosing and more consistent viral suppression, alpha interferon plus ribavirin is effective in eliminating the virus in the long-term in only 50 percent of patients and the side effect profile is severe. Moreover, the effectiveness of current therapy is highly dependent on the genotype of the infecting virus and the viral load, or level of virus present in the patient. For genotype 1 patients with a high viral load, which characterizes about half of all HCV patients in the U.S., current therapy is effective in only about 30 percent of the cases. Patients that fail to respond to therapy seldom respond to a second 12-month regimen of the same treatment. The success rate for treating non-responders with alpha interferon plus ribavirin is only approximately 8 percent. In clinical studies, the combination of ZADAXIN and alpha interferon, when used to treat non-responders, achieved a 22 percent response rate. We believe that this is clinically significant and have designed and implemented our U.S. phase 3 hepatitis C clinical program based on this data.

     ZADAXIN, we believe, represents the best opportunity of improved treatment for hepatitis C patients in the foreseeable future. Virtually nothing else is on the horizon in an advanced clinical stage of development. In fact, we redesigned and timed the implementation of our phase 3 U.S. clinical program of ZADAXIN in combination with alpha interferon so that we had access to Pegasys for the trials. Should ZADAXIN be approved and successfully introduced for sale in the U.S. for treating hepatitis C in the 2004/2005 timeframe, we believe that companies playing the greatest role in this $4–5 billion market would be Schering-Plough, Hoffmann La-Roche and SciClone, with ZADAXIN complementing each of their pegylated interferons in combination therapy.

     U.S. Clinical Development Strategy

     Our clinical development strategy for ZADAXIN in the U.S. has been to select an indication where ZADAXIN may add the greatest efficacy compared to current standard treatment, where the likelihood of expedited review is greatest, where the initial patient population supports the greatest financial return upon successful registration and where SciClone has a strong intellectual property position for the use of ZADAXIN. Results from clinical trials suggest that using ZADAXIN with interferon produces better results than using interferon independently or interferon with ribavirin for the treatment of hepatitis C in primary non- responders. Thus, we have focused our phase 3 clinical trials on hepatitis C non-responders (no virological response at the end of a standard course of therapy) to interferon or interferon plus ribavirin.

     Non-responders typically have high viral loads of HCV genotype 1, which is also characteristic of half of all HCV patients in the U.S. We estimate that there are approximately 200,000 patients in the U.S. alone who have failed to respond to treatment using interferon independently or interferon in combination with ribavirin and that this patient group will grow to approximately 500,000 identifiable non-responders by early 2005 (when we plan to have commercial U.S. sales for ZADAXIN). Given the extremely modest success of current treatment and the rigors of two full courses of treatment (a “non-responder” must first fail an initial course), we anticipate that if a statistically significant enhanced effect of ZADAXIN is shown in our trials in non-responders, who are the most difficult to treat patients, then ZADAXIN may also become attractive as a first-line therapy for genotype 1 infection at the physicians’ discretion, which could significantly expand the potential HCV market for ZADAXIN.

     The phase 3 U.S. clinical trials consist of two 500-patient, multicenter, randomized, double-blinded studies, and the trials are designed to provide the substance of data and safeguards required to file a successful marketing application if the data demonstrate clinical benefit. Patients in equal numbers will be assigned to a one-year course of ZADAXIN plus pegylated interferon or to a course of pegylated interferon plus placebo. Primary endpoints will be a sustained virological response and an improvement in the liver histological activity index measured six months after the end of the 12-month therapy, consistent with the FDA standard for demonstrating sustained response to HCV therapy. Efficacy data at the end of the 12-month treatment period will be included as a secondary endpoint of the trial.

     The pegylated interferon for both trials is being provided at no cost to us by F. Hoffmann La-Roche, which receives the right to use the data resulting from the trials but does not receive any marketing rights to ZADAXIN or the combination therapy. Site selection and the investigator organizational meetings have been completed. The clinical research organization (CRO) has been engaged, investigational review board (IRB) approval is almost complete and patients are being screened for eligibility. We expect to begin patient enrollment in early 2002 and treatment and follow-up to be nearly completed by the end of 2003.

     ZADAXIN’s mechanism of action is equally applicable in stimulating and directing the body’s immune response to many forms of malignant cells as it is to virally infected cells. Antiviral drugs and anticancer drugs typically are highly toxic. This complicates the efficacy of combination treatments with sometimes prohibitive safety issues and hinders patient compliance. We believe that oncology will be the next large market opportunity for ZADAXIN following registration in the U.S. for HCV as the immune system enhancer of choice in cancer multi-drug treatments.

     Our U.S. clinical strategy in oncology is to implement an increasingly broad phase 2 clinical program with leading cancer investigators concurrent with the phase 3 HCV clinical and registration program. We intend to generate a substantial body of published phase 2 data in specific cancers where ZADAXIN has shown preclinical or early clinical promise as an ISE component of therapy. This should allow us to determine the feasibility and design of pivotal phase 3 trials in oncology and may provide off-label use opportunities for oncologists who believe that ZADAXIN might contribute to their own efforts to improve clinical outcomes for their patients. We are currently sponsoring two phase 2 U.S. trials for liver cancer, which is a common result of untreated or progressive hepatitis C and hepatitis B. ZADAXIN is being combined with transarterial chemoembolization (TACE) and with radio frequency ablation (RFA), the two most common procedures for hepatocellular carcinoma (HCC) patients whose tumors cannot be treated by surgery. The studies are designed to repeat the survival benefits that were demonstrated in our European phase 2 HCC studies using ZADAXIN as an immune enhancing component of therapy. HCC accounts for more than 80 percent of all primary liver tumors and is the most prevalent fatal malignancy in the world, with an annual incidence of approximately one million new cases. In the U.S., there are some 4,000 to 6,000 new cases of HCC diagnosed each year. ZADAXIN’s mechanism of action also has been investigated with promising early results in malignant melanoma, colorectal cancer and non-small cell lung cancer.

     International Strategy

     While U.S. clinical efforts are at the forefront of our current activities, our commercialization strategy has always been global. Our initial target markets for ZADAXIN have been in emerging growth countries. ZADAXIN is now approved for sale in 25 countries, including China, the Philippines, India and Mexico. ZADAXIN is approved principally for the treatment of hepatitis B and hepatitis C, and also in certain countries as a vaccine adjuvant for patients with weakened immune systems and as an adjuvant to chemotherapy for the treatment of various cancers. Additional marketing approvals are pending in significant hepatitis markets such as Turkey. Commercial activities in these countries, and most significantly in China, have played an important role in our early development. Overseas sales growth, along with the financial contributions of European partner Sigma-Tau S.p.A. and the no-cost contribution of pegylated interferon by Roche, have enabled us to expand and initiate a U.S. phase 3 HCV clinical trial program prior to any possible U.S. partnership negotiations. We believe that the demonstration of progress in this program will significantly increase the value of any future development or marketing alliance to our shareholders. Overseas efforts also have given us invaluable experience in the successful marketing and sales of ZADAXIN, particularly in economically challenged conditions. Most important, years of safe and efficacious clinical and commercial usage of ZADAXIN in many thousands of patients worldwide have allowed us to proceed in U.S. phase 3 clinical trials with a proven drug rather than with a drug candidate, which we believe significantly reduces the risk of this final stage of development.

     Together with Sigma-Tau, we are engaged in a clinical development strategy for pan-European registration intended to run concurrently with U.S. registration efforts. Although a complementary HCV program was initially planned, SciClone and Sigma-Tau now are in the process of designing an oncology clinical trial program. This program is expected to commence in early 2002. Currently, Sigma-Tau is expected to fund our European hepatitis C regulatory efforts as well as our European oncology clinical and registration efforts in exchange for European marketing rights to ZADAXIN. Sigma-Tau is also making a significant financial contribution to our U.S. phase 3 clinical trials but is not entitled to any marketing rights in the U.S.

     In Japan, we completed enrollment of a phase 3 trial with 319 patients using ZADAXIN as a monotherapy for the treatment of hepatitis B (HBV). Over two-thirds of the patients in the trial have already completed the six-month therapy and twelve month follow-up evaluation period. The remaining patients are now receiving therapy which will be followed by the evaluation period. There are approximately 31.5 million carriers of HBV in Japan, of which approximately 10 percent are chronically infected.

     We also will continue to supply ZADAXIN to qualified oncologists outside of the U.S. and Europe for non-company sponsored cancer studies. Currently, leading oncology researchers in Australia are studying ZADAXIN in combination with dendritic cell-based immunization for malignant melanoma, the first pure immunotherapy combination study for ZADAXIN in cancer. Malignant melanoma is one of the most prevalent cancers in Australia, and also is a possible target for our oncology programs in the U.S. and Europe. Worldwide, there are at least 50,000 new cases of malignant melanoma diagnosed each year, and there currently is no effective treatment.

     Second Generation Immune System Enhancers

     In 1999, we acquired exclusive rights to a new class of immunomodulators which in preclinical studies enhanced the immune system in a manner similar to ZADAXIN. At least one of these compounds, SCV-07, has the potential to be orally active (ZADAXIN is administered as a subcutaneous injection). We have been awarded a $300,000 grant from the U.S. Civilian Research and Development Foundation’s “Next Steps to Market Program”, intended to cover the preclinical and early clinical development costs of SCV-07 for tuberculosis, or TB, in collaboration with Verta Ltd., a biotechnology company located in St. Petersburg, Russia. SCV-07 and its related class of compounds are covered by a composition of matter patent in the U.S. as well as for their use as immunomodulators. We have also obtained a Notice of Allowance for a U.S. composition of matter patent for various analogs of ZADAXIN that we have determined could have proprietary therapeutic or biologic distinctions from its current “natural synthetic” formulation, such as length of circulation in the blood or alternative delivery techniques.

CPX for Cystic Fibrosis

     We licensed CPX from the National Institutes of Health (NIH) as a small molecule protein-repair therapy for cystic fibrosis, or CF, a common fatal genetic disorder among Caucasians. Current treatments for CF address only the symptoms, which ultimately include a build-up of viscous mucus in the lungs that harbor infections and which lead to death in most patients. We licensed CPX after the gene encoding of the Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) protein was identified. In preclinical studies conducted at the NIH utilizing several different approaches to examine the efficacy of CPX, including the use of cells ex-planted from cystic fibrosis patients, CPX demonstrated the ability to repair the two principal protein defects underlying the cause of CF in most patients at the cellular level: it enables the defective protein to travel through the cell and reach the epithelial cell membrane, a process called “trafficking”, and improves an impaired transport of chloride ions across the cell membrane. Our first U.S. phase 2 trial aimed at demonstrating this protein repair activity in CF patients did not produce the sustained circulatory drug levels required to assess efficacy because of the digestive environment typically found in CF patients. We worked with the Cystic Fibrosis Foundation’s Therapeutic Development Network and reformulated CPX to prepare for additional studies. We believe that CPX is a promising possibility for CF patients because of its unique mechanism of action which targets the root cause of CF. We have been granted Orphan Drug Status for CPX in both the U.S. and Europe. The NIH has granted us an exclusive license for a class of related compounds, one of which, DAX, is another protein-repair candidate. DAX currently is in preclinical development.

Results of Operations

     Total Revenue

     Total revenue was approximately $3,580,000 and $9,943,000 for the three-month and nine-month periods ended September 30, 2001, as compared to approximately $4,675,000 and $12,380,000 for the corresponding periods in 2000. These decreases from the periods in 2000 for the comparable periods in 2001 were primarily attributable to a large sale to a new importing agent in China during the third quarter of 2000.

     For the three-month period ended September 30, 2001, all of our total revenue was derived from sales of ZADAXIN, and China accounted for 92% of this revenue. Sales emphasis is concentrated in China because, as one of our more developed markets, marketing expenditures are more likely to benefit sales and profits compared to newer markets-which require investment and development spending.

     Cost of product sales was approximately $714,000 and $1,948,000 for the three-month and nine-month periods ended September 30, 2001, as compared to approximately $914,000 and $2,497,000 for the corresponding periods in 2000. We expect cost of product sales to vary from quarter to quarter, depending primarily on the level of ZADAXIN sales to importing agents and distributors who tend to place a few larger orders during the year, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product.

     Research and Development

     Research and development expenses were approximately $3,390,000 and $6,717,000 for the three-month and nine-month periods ended September 30, 2001, as compared to approximately $1,340,000 and $3,896,000 for the corresponding periods in 2000. The increase was primarily attributable to increases in clinical trial expenses related to initiating our own phase 3 trial in the U.S., product research expenses and payroll expenses. The initiation and continuation of ZADAXIN, CPX and other product clinical development programs has had, and will continue to have, the largest and most significant effect on our research and development expenses and may require us to seek additional capital resources. In general, we expect product research and development expenses to increase significantly in absolute dollars over the next several years and to vary quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities. In particular, the costs associated with our phase 3 trials will not be incurred linearly and will vary from quarter to quarter depending on the type of activities which occur during that particular quarter. For example, we expect research and development expenses to decline from third quarter levels in the fourth quarter.

     Marketing

     Marketing expenses were approximately $2,256,000 and $7,184,000 for the three-month and nine-month periods ended September 30, 2001, as compared to approximately $2,204,000 and $6,156,000 for the corresponding periods in 2000. The increase primarily relates to increased payroll expenses and expenses for advertising associated with the expansion in our existing ZADAXIN markets. We expect our marketing expenses to increase in absolute dollars in the next several quarters as we expand our commercialization and marketing efforts and pursue additional strategic collaborations.

     General and Administrative

     General and administrative expenses were approximately $749,000 and $2,532,000 for the three-month and nine-month periods ended September 30, 2001, as compared to approximately $659,000 and $2,199,000 for the corresponding periods in 2000. The increase was primarily attributable to increased payroll expenses and fees for professional services. In the near term, we expect general and administrative expenses to vary quarter to quarter as we augment our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     Net Interest and Investment Income

     Net interest and investment income was approximately $151,000 and $424,000 for the three-month and nine-month periods ended September 30, 2001, as compared to approximately $305,000 and $768,000 for the corresponding periods in 2000. The decrease for the 2001 periods was due to lower average invested cash balances and lower interest rates.

     Other Income

     Other income was $3,205,000 and $3,497,000 for the three-month and nine-month periods ended September 30, 2001, as compared to none for the corresponding periods in 2000. The increase for the three-month and nine-month periods ended September 30, 2001 were due to net payments in full satisfaction of a promissory note that had been previously written off in a non-cash charge to earnings in the fourth quarter of 1998.

Liquidity and Capital Resources

     At September 30, 2001 and 2000, we had approximately $19,096,000 and $17,551,000, respectively, in cash, cash equivalents, short-term investments and marketable securities. The marketable securities consist primarily of highly liquid short-term investments.

     Net cash used by us in operating activities amounted to approximately $5,819,000 for the nine-month period ended September 30, 2001. Net cash used in operating activities in the 2001 period was greater than our net loss for that period due to decreases in accounts payable and increases in accounts receivable, prepaid expenses and inventory, partially offset by increases in accrued clinical trial expenses.

     Net cash used by us in investing activities amounted to approximately $388,000 for the nine-month period ended September 30, 2001 and related to the net purchase of approximately

$343,000 of marketable securities and the purchase of approximately $45,000 in property and equipment.

     For the nine-month period ended September 30, 2001, net cash provided by financing activities amounted to approximately $2,449,000 in net proceeds. Of this amount, net cash provided by the issuance of common stock under our employee stock purchase plan amounted to approximately $82,000 in net proceeds; net cash provided by the exercises of outstanding options under our employee stock option plans amounted to approximately $413,000; net cash provided by the issuance of a convertible note amounted to approximately $1,600,000; net cash resulting from the issuance to certain investors of a right to purchase approximately $2,300,000 of senior unsecured convertible notes amounted to approximately $360,000 offset by approximately $6,000 in financing costs.

     Management intends to give priority use of the Company’s financial resources to its clinical programs in the United States. Management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations into 2003. We will need to obtain additional capital to support our long-term product development and commercialization programs. The need, timing and amount of additional funding will depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business.

Risk Factors

     You should carefully consider the risks described below, in addition to the other information in this report on Form 10-Q, before making an investment decision. Each of these risk factors could adversely affect our business, financial condition, and operating results as well as adversely affect the value of an investment in our common stock.

If we fail to satisfy and comply with governmental regulations or if government regulations change, our business will suffer.

     All new drugs, including our products, which have been developed or are under development, are subject to extensive and rigorous regulation by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations change from time to time and new regulations may be adopted. For example, in prior years, legislation has been introduced in the U.S. Congress that would restrict the duration of the marketing exclusivity of an orphan drug. There can be no assurances that this type of legislation will not be reintroduced and passed into law, or that the benefits of the existing statute will remain in effect. Our failure to satisfy and comply with regulations adopted by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries, may delay or stop approval of our drugs. In particular, such failure can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, total or partial suspension of production, civil penalties, and criminal prosecutions. Furthermore, additional government regulation may be established or imposed by legislation or otherwise, which could prevent or delay regulatory approval of ZADAXIN, CPX or any of our other future products. Adverse events related to our products in any of our existing or future markets could cause regulatory authorities to withdraw market approval for such products, if any, or prevent us from receiving market approval in the future.

     Satisfaction of government regulations may take several years and the time needed to satisfy them varies substantially, based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and to impose costly procedures upon our activities. If regulatory approval of our products is granted, such approval may impose limitations on the indicated uses for which our products may be marketed. The pegylated interferon we will use in our phase 3 program in the U.S. has not yet been approved by the FDA. If this pegylated interferon is not approved by the FDA, we would need to conduct an additional trial with an approved form, resulting in additional delays and expenses.

If we fail to obtain regulatory approvals for our products in countries where we have targeted regulatory approval, we may not be able to sustain or increase our revenues and our stock price may decline.

     The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN, CPX and our other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN, CPX and any other products we may sell in countries outside the U.S. must be approved by the foreign counterparts of the FDA before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in countries with established clinical trial review procedures is uncertain, and this may delay the grant of regulatory approvals for ZADAXIN. In addition, to secure these regulatory approvals for ZADAXIN and CPX, we will need, among other things, to demonstrate favorable results from additional clinical trials of ZADAXIN and the safety and efficacy of CPX as a treatment for cystic fibrosis in preclinical and clinical trials. There can be no assurance that we will ultimately obtain regulatory approvals in our targeted countries in a timely and cost-effective manner or at all. Our failure to obtain the required regulatory approvals so that we can develop, market and sell our products in countries where we currently do not have such rights may limit our revenues.

     Even if we are able to complete the clinical trials we have sponsored or are planning relating to ZADAXIN and CPX in a timely or cost-effective manner, these trials may not fulfill the applicable regulatory approval criteria, in which case we will not be able to obtain regulatory approvals in these countries. Failure to obtain additional regulatory approvals will harm our operating results. In addition, adverse results that occur in our clinical trials could result in restrictions on the use of ZADAXIN and, if approved, CPX.

Our phase 3 program in the U.S. for the approval of ZADAXIN in combination with pegylated interferon for the treatment of hepatitis C may fail, which will hurt our business.

     We conservatively designed a phase 3 study program based on the use of ZADAXIN in combination with pegylated interferon. There can be no assurances that the results from our previous phase 2 and phase 3 hepatitis C studies which enabled us to produce this design will carryover to the trials involving a combination of ZADAXIN and pegylated interferon. The independent use of the pegylated form of interferon may perform better than anticipated. If that results, our efforts to market and sell ZADAXIN in combination with pegylated interferon will be impaired.

We may not be able to successfully develop or commercialize our products.

     Many of our products are in the development stage and will require the commitment of substantial resources, devoted to extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. We cannot assure you that commercially viable products will result from these efforts. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

     We have not yet sold any product other than ZADAXIN. Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the U.S., Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the U.S. and other additional markets, our revenue and operating results will suffer. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to:

•	convince prospective customers and prospective strategic partners that our products are an attractive alternative to other treatments and therapies; and

•	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

We will need to obtain additional capital to support our long-term product development and commercialization programs.

     Our ability to achieve and sustain operating profitability depends in large part on our ability to:

•	commence, execute and complete clinical programs for, and obtain additional regulatory approvals for, ZADAXIN, CPX, and/or future products, particularly in the U.S., Europe and Japan;

•	increase ZADAXIN sales in existing markets; and

•	launch ZADAXIN in new markets.

     We cannot assure you that we will ever achieve significant levels of sales or that we will receive additional ZADAXIN market approvals.

     Our current sales levels of ZADAXIN are not expected to generate all the funds we anticipate will be needed to support our current plans for product development including our U.S. phase 3 clinical trials for ZADAXIN. We will need to obtain additional financing to support our long-term product development and commercialization programs. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. If we cannot raise the necessary funds, we will have to reduce our capital expenditures, scale back our development of new products, reduce our workforce and out-license to others products or technologies that we otherwise would seek to commercialize ourselves.

     The amount of capital we will need will depend on many factors, including:

•	the timing, location, scope and results of ongoing and planned preclinical studies and clinical trials;

•	the cost of manufacturing or obtaining preclinical and clinical materials;

•	the timing and cost involved in applying for and obtaining FDA and international regulatory approvals;

•	whether we elect to establish additional partnering arrangements for development, sales, manufacturing, and marketing of our products;

•	the level of future ZADAXIN sales;

•	expense levels for our international sales and marketing efforts;

•	our ability to establish and maintain strategic arrangements for development, sales, manufacturing and marketing of our products;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	whether any or all of our outstanding common stock warrants are exercised and the timing and amount of these exercises.

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

     We have experienced significant operating losses since our inception and as of September 30, 2001, we had an accumulated deficit of $121,263,000. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the U.S. Accordingly, we may never achieve profitability. Our failure to achieve profitability may cause our stock price to decline.

We are dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our financial condition will be harmed.

     Our financial condition in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. Substantially all of our ZADAXIN sales are to customers in the People’s Republic of China. Sales of ZADAXIN in China may be limited due to its low average income, poorly developed infrastructure and existing and potential competition from other products, possibly including generics. China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents place relatively few orders from time to time over any six month period and each order is typically for large quantities. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which may cause our quarterly results to fluctuate. Because we primarily use only two importers in China, our account receivable from any one importer is material and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected, at least in the short term.

     In addition, our ZADAXIN sales and operations in China and other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including:

•	difficulties and delays in obtaining pricing approvals and reimbursement;

•	difficulties and delays in obtaining product health registration;

•	difficulties and delays in obtaining importation permits;

•	unexpected changes in regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	long payment cycles;

•	difficulties in accounts receivable collection;

•	difficulties in enforcing our proprietary rights;

•	currency fluctuations; adverse or deteriorating economic conditions; and

•	potential adverse tax consequences.

     We do not have product sales in the U.S. with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East. In addition, some countries in these regions regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold, or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline.

We have limited sales, marketing and distribution capabilities, which may adversely affect our ability to successfully commercialize our products.

     We currently have limited sales, marketing and distribution capabilities, and we anticipate that we will be relying on third-party collaborators to sell, market and distribute our products for the foreseeable future. If our arrangements with these third parties are not successful, or if we are unable to enter into additional third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. Our efforts to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which will harm our operating results. In addition, if we are able to further expand our sales, marketing and distribution capabilities, we will begin competing with other companies that have experienced and well funded operations. If we cannot successfully compete with these larger companies, our revenues may not grow and our business may suffer.

If we are not able to establish and maintain adequate manufacturing and supply relationships, the development and sale of our products could be impaired.

     To be successful, our products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We may not be able to maintain the long-term manufacturing relationships we currently have with our suppliers of ZADAXIN and CPX. Manufacturing interruptions could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business.

     In some countries, a manufacturing change may require additional regulatory approvals. If we do not obtain the required regulatory approvals for a manufacturing change in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved. Either of these results will hurt our business.

     In addition, manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale-up our manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost, either of which could cause delays or pose a threat to the ultimate commercialization of our products and harm us.

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

     We depend in part on our distributors and business partners to develop and/or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. We generally do not have control over the amount and timing of resources that our business partners devote to ZADAXIN and they have not always performed as or when expected. If they do not perform their obligations as we expect, our development expenses would increase and the development and/or sale of our products could be limited or delayed, which could cause our business to suffer and our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators, and we may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

If we fail to protect our products, technologies and trade secrets, we may not be able to successfully use, manufacture or market and sell our products or we may fail to advance or maintain our competitive position.

     Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies, to preserve our trade secrets and to avoid infringing on the proprietary rights of third parties. Our pending patent applications may not result in the issuance of patents in the future. Our patent applications may not have priority over others’ applications and, even if any patents are issued, they may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture or market our products or maintain our competitive position with respect to our products. Many of our patents relating to ZADAXIN have expired, and we have rights to other patents and patent applications relating to ZADAXIN under exclusive licenses. If we breach the terms of any of these licenses, we could lose our rights to these patents and patent applications.

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

     Pharmaceuticals are either not patentable or have only recently become patentable in some of the countries in which we have exclusive rights to ZADAXIN. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

     If appropriate opportunities become available, we may attempt to acquire products, product candidates or businesses that we believe fit strategically with our business. We currently have no commitments or agreements with respect to material acquisitions. If we do undertake any transaction of this sort, the process of integrating an acquired product, product candidate or business may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for our ongoing business development plans. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or impairment of goodwill and amortization or impairment of other intangible assets, which could adversely affect our business, financial condition and results of operations.

We may lose market share or otherwise fail to compete effectively in the intensely competitive biopharmaceutical industry.

     Competition in the biopharmaceutical industry is intense and we expect that competition to increase. Our success depends on our ability to compete. We believe that the principal competitive factors in this industry include the efficacy, safety, price, therapeutic regimen, manufacturing quality assurance, and patents associated with a given drug. Our competitors include biopharmaceutical companies, biotechnology firms, universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of products in the therapeutic areas we are pursuing, particularly hepatitis C, hepatitis B, cancer, and cystic fibrosis. In certain instances, our competitors are currently marketing drugs for hepatitis C, hepatitis B and cancer, or have products in late-stage clinical trials.

     Most of our competitors, particularly large biopharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than we do. Most of them also have extensive experience in undertaking the preclinical and clinical testing and in obtaining the regulatory approvals necessary to market drugs. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated with our competitors. Principal competitive factors in the pharmaceutical field include efficacy, safety, and therapeutic regimen. Where comparable products are marketed by other companies price is also a competitive factor. Increased competitive pressure could lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results.

     We currently rely on sales of ZADAXIN as a treatment for hepatitis C and hepatitis B as our primary source of revenue. However, several large biopharmaceutical companies have substantial commitments to alpha interferon, an approved drug for treating hepatitis B and hepatitis C and to lamivudine, an approved drug to treat hepatitis B. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for hepatitis C, hepatitis B, cystic fibrosis, cancer and other diseases that will be superior to ours. However, in the area of immune system enhancer therapy, we anticipate that our competition for ZADAXIN may be reduced by the fact that ZADAXIN, administered in combination with numerous antiviral and anti-cancer agents, is expected to be complementary rather than competitive to these agents in enhancing the immune system. We believe that we can position ZADAXIN as a complementary rather than competitive drug to many therapies, but cannot guarantee that we will be successful in this endeavor. We expect continuing advancements in and increasing awareness of the use of immune system enhancer therapy to fight cancer and infectious diseases and that this may create new competitors as well as numerous new opportunities for expanded use of ZADAXIN worldwide.

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

     The U.S. is the world’s largest consumer and as such, the current economic slowdown in the U.S. may adversely affect the economies of other countries, including the developing countries in Asia, Latin America and the Middle East from which we derive all of our revenues. If the economic conditions in the U.S. continue or worsen, these developing countries may also experience an economic slowdown or recession, which would likely result in a decrease of sales of ZADAXIN. Any decrease in sales of ZADAXIN would harm our operating results, delay our efforts to achieve profitability, and likely cause our stock price to decline.

If we lose key personnel or are unable to attract and retain additional, highly skilled personnel required for the expansion of our activities, our business will suffer.

     We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and international nature of our business. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, numerous key responsibilities at SciClone are assigned to a small number of individuals. If we are unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would adversely be affected. At this time, we do not maintain “key person” life insurance on any of our key personnel.

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

We rely on a continuous power supply to conduct our operations, and California’s current energy situation could disrupt our business and increase our expenses.

     California has experienced localized energy shortages in recent months. This situation, if it continues, could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts. The majority of our operations are located in California; however, we currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation and harm our development efforts, which could adversely affect our business and results of operation.

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

     As a result of the September 11, 2001 events in Pennsylvania, New York City and Washington, D.C., U.S. and global economies may weaken, which may result in a decrease in our revenues and cause our stock price to decline. It is anticipated that in the wake of these events, U.S. and global capital markets will experience a period of extreme volatility.

     In addition, there has been significant volatility in the market prices for publicly traded shares of pharmaceutical and biotechnology companies, including ours. The following factors may have an adverse impact on the market price of our common stock:

•	significant negative changes in the major equity market indices;

•	announcements of technical or product developments by us or our competitors;

•	governmental regulation;

•	health care legislation;

•	public announcements regarding advances in the treatment of the disease states that we are targeting;

•	public announcements from government officials relating to the biotechnology or pharmaceutical industries;

•	patent or proprietary rights developments;

•	changes in third-party reimbursement policies for our products; and

•	fluctuations in our operating results.

     The price of our common stock may not remain at or exceed current levels.

Our indebtedness may result in future liquidity problems.

     As of September 30, 2001, we had $5.6 million in convertible notes payable, of which $4.0 million were issued in the quarter ended December 31, 2000 and $1.6 million were issued in the quarter ended March 31, 2001. This increased indebtedness has and will continue to impact us by increasing interest expense and making it more difficult to obtain additional financing. The notes are payable five years after issuance unless converted into common stock at the sole discretion of the holder. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result which would negatively impact our future prospects. As of September 30, 2001 we had cash and short-term investments of $19.1 million.

Substantial sales of our stock or convertible securities may impact the market price of our common stock.

     As of September 30, 2001, stock options for 5,071,753 shares of common stock were outstanding, of which options for 3,375,717 shares were exercisable, and there were warrants exercisable for 1,970,500 shares of common stock outstanding. Two issues of convertible notes payable as of September 30, 2001 were convertible into a total of 684,137 shares of common stock beginning one year from date of issuance of the notes. In addition, the investors were given the right to purchase senior unsecured convertible notes due December 2005 and March 2006. If issued, the additional notes will bear no interest (zero coupon) and will be convertible into 684,137 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

     Our charter documents give our board of directors the authority to issue additional series of preferred stock without a vote or action by our shareholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights of holders of our common stock may be adversely affected by the rights granted to holders of preferred stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference — a pre-set distribution in the event of a liquidation — that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common shareholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates we invest in short term securities and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $99,083 decrease (0.6%) in fair value of our available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on our financial positions at September 30, 2001. Actual results may differ materially.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3(i).1	Restated Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 33-45446), declared effective by the Commission on March 17, 1992)
3(i).2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993)
3(i).3	Certificate of Determination (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997)
3(ii).1	Bylaws (incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 33-45446), declared effective by the Commission on March 17, 1992)
3(ii).2	Certificate of Amendment of Bylaws (incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993)
4.2	Rights Agreement, dated as of July 25, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 1997)
4.3*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.
4.4*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.
4.5*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.
4.6*	Amendment No. 1 to 6% Convertible Note Due 2005 and Amendment No. 2 to Option Agreement by and between the Company and UBS AG, London Branch.
10.1*	Registration Rights Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.
10.2*	Materials Transfer Agreement dated as of December 21, 2000 executed as of January 8, 2001 by and between the Company and F. Hoffmann-La Roche Ltd.
10.3*	Manufacturing Services Agreement by and between SciClone Pharmaceuticals International, Ltd. and ISF S.p.A.
10.4*	Registration Rights Agreement dated as of October 26, 2000 by and between the Company and UBS AG, London Branch.
99.1	First Amendment to Registration Rights Agreement dated as of October 26, 2001 by and between the Company and UBS AG, London Branch (incorporated by reference from the Company’s Registration Statement on Form S-3 filed with the Commission on November 6, 2001)

(b) Reports on Form 8-K

1.	Report on Form 8-K, as filed with the SEC on September 17, 2001, reporting the amended and restated bylaws of the Company.

2.	Report on Form 8-K, as filed with the SEC on September 21, 2001, reporting the repayment of a promissory note.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request under 17 C.F.R. Sections 200.80, 200.83 and 230.406.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: November 8, 2001	/s/ Richard A. Waldron

Richard A. Waldron Chief Financial Officer (Principal Financial & Accounting Officer)