Form 10-Q
period 2002-03-31
SCICLONE PHARMACEUTICALS INC
filed 2002-05-10
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes [X]       No [   ]

     As of March 31, 2002, 32,717,475 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2002	2001

	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$15,532,000	$15,518,000
Restricted short-term investments	633,000	633,000
Other short-term investments	360,000	317,000
Accounts receivable, net	9,336,000	8,792,000
Inventories	4,310,000	4,059,000
Prepaid expenses and other current assets	1,155,000	1,333,000

Total current assets	31,326,000	30,652,000
Property and equipment, net	166,000	167,000
Intangible assets, net	990,000	1,091,000
Other assets	179,000	186,000

Total assets	$32,661,000	$32,096,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,673,000	$1,575,000
Accrued compensation and employee benefits	538,000	960,000
Accrued clinical trials expense	441,000	296,000
Accrued professional fees	583,000	633,000
Deferred revenue	895,000	—
Other accrued expenses	262,000	258,000
Total current liabilities	4,392,000	3,722,000
Deferred revenue	1,790,000	—
Convertible notes payable	5,600,000	5,600,000
Shareholders’ equity:
Common stock, no par value; 75,000,000 shares authorized; 32,717,475 and 32,474,150 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	146,184,000	145,713,000
Accumulated other comprehensive income	76,000	39,000
Accumulated deficit	(125,381,000)	(122,978,000)
Total shareholders’ equity	20,879,000	22,774,000

Total liabilities and shareholders’ equity	$32,661,000	$32,096,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,

	2002	2001

Product sales	$3,948,000	$3,113,000
Cost of product sales	792,000	598,000

Gross margin	3,156,000	2,515,000
Operating expenses:
Research and development	2,526,000	1,741,000
Sales and marketing	2,008,000	2,090,000
General and administrative	992,000	1,017,000

Total operating expenses	5,526,000	4,848,000

Loss from operations	(2,370,000)	(2,333,000)
Interest and investment income	76,000	264,000
Interest and investment expense	(90,000)	(63,000)
Other income (expense), net	(19,000)	7,000

Net loss	$(2,403,000)	$(2,125,000)

Basic and diluted net loss per share	$(0.07)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per share	32,583,558	32,242,093

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,

	2002	2001

Operating activities:
Net loss	$(2,403,000)	$(2,125,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,000	126,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	178,000	(312,000)
Accounts receivable, net	(544,000)	(175,000)
Inventories	(251,000)	59,000
Accounts payable and other accrued expenses	102,000	(1,029,000)
Accrued compensation and employee benefits	(422,000)	(387,000)
Accrued clinical trials expense	145,000	48,000
Accrued professional fees	(50,000)	296,000
Deferred revenue	2,685,000	—

Net cash used in operating activities	(414,000)	(3,499,000)

Investing activities:
Purchase of property and equipment	(36,000)	(18,000)
Payment on purchase of marketable securities	(7,000)	(313,000)

Net cash used in investing activities	(43,000)	(331,000)

Financing activities:
Proceeds from issuance of convertible note	—	1,600,000
Proceeds from issuance of common stock, net of financing costs	471,000	465,000

Net cash provided by financing activities	471,000	2,065,000

Net increase (decrease) in cash and cash equivalents	14,000	(1,765,000)
Cash and cash equivalents, beginning of period	15,518,000	21,981,000

Cash and cash equivalents, end of period	$15,532,000	$20,216,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2001. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The balance sheet data at December 31, 2001 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts have been reclassified to conform to the current quarter presentation. The interim results are not necessarily indicative of results for subsequent interim periods or for the full year.

2.	The Company recognizes revenue from product sales at the time of shipment and recognizes contract/grant revenue when services have been performed. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company will replace products that have expired or are deemed to be damaged or defective when delivered. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors. Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured. Revenue associated with substantive performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred.

3.	For the three-month periods ended March 31, 2002 and 2001, the Company’s total comprehensive loss amounted to $(2,365,000) and $(2,112,000), respectively.

4.	The following is a summary of available-for sale securities at March 31, 2002 and December 31, 2001:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

March 31, 2002:
Certificate of deposit	$867,000	$—	$867,000
Corporate obligations	12,167,000	2,000	12,169,000
Corporate equity securities	51,000	75,000	126,000

	$13,085,000	$77,000	$13,162,000

December 31, 2001:
Certificate of deposit	$865,000	$—	$865,000
Corporate obligations	10,858,000	6,000	10,864,000
Corporate equity securities	51,000	33,000	84,000

	$11,774,000	$39,000	$11,813,000

As of March 31, 2002, the total available-for-sale securities are included as follows, $12,169,000 in cash and cash equivalents, $633,000, in restricted short-term investments and $360,000 in other short-term investments.

5.	The following is a summary of inventories at March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001

Raw materials	$2,955,000	$2,759,000
Work in progress	1,158,000	1,269,000
Finished goods	452,000	431,000
Reserve	(255,000)	(400,000)

	$4,310,000	$4,059,000

6.	The following is a summary of intangible assets at March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001

Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,466,000)	(1,365,000)

	$990,000	$1,091,000

ZADAXIN® product rights that the Company acquired are being amortized over six years beginning in September 1998. Amortization expense for the three months ended March 31, 2002 and 2001 was $101,000. Amortization expense for the years ended December 31, 2002, 2003 and 2004 is expected to be $409,000, $409,000 and $273,000, respectively. The Company reassesses the useful life of these assets in accordance with current facts and circumstances. Further, the Company identifies and records impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company to date has not identified any changes in useful life or impairment losses on these assets.

7.	For the three-month period ended March 31, 2002, the Company received approximately $442,000 in connection with exercises of outstanding options to purchase 231,502 shares of common stock.

8.	The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN and CPX.

9.	Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

10.	The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. There has been no impact on the Company’s operating results from the adoption of this standard.

11.	In January 2002, we received $2,685,000 from our European partner Sigma Tau under the terms of our collaborative agreement announced in late December 2001. This receipt has been recorded as deferred revenue and will be recognized as contract revenue starting in April 2002 over the next three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes” or similar expressions are intended to identify forward-looking statements and our forward looking statements include those statements we make regarding the timing and outcome of clinical trials, anticipated sales and research and development expense levels. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” on this Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

     SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) develops and commercializes pharmaceutical and biological therapeutic compounds that are acquired or in-licensed at the stage of late pre-clinical or early clinical development. SciClone’s strategic goal, based on the broad therapeutic potential of its lead drug ZADAXIN, is to become the preeminent worldwide provider of immune system enhancers, or ISEs, as monotherapies and as critical components of combination drug therapies for infectious diseases and cancer. ZADAXIN has been approved for sale primarily as a monotherapy for hepatitis B, in 27 countries with additional approvals anticipated and has been administered without clinically significant side effects to patients for over 10 years. Currently, SciClone is targeting major market regulatory approval for ZADAXIN by focusing on its U.S. hepatitis C phase 3 clinical trials, Japanese hepatitis B phase 3 clinical trial and European cancer phase 2-3 clinical trials in collaboration with SciClone’s European partner, Sigma-Tau, S.p.A.

     ZADAXIN is a synthetic preparation of a natural peptide, thymosin alpha 1, that enhances the body’s Th1 (T-helper cell 1) immune response. There are no reports of significant side effects in more than 10,000 patients to date, in both clinical trial and commercial use for several different diseases, including viral diseases (hepatitis C and B) and cancers (hepatocellular carcinoma and malignant melanoma). This safety profile, combined with its unique mechanism of action, ideally positions ZADAXIN as the immune system enhancer of choice for use in combination therapies for infectious diseases and cancer. Other drugs in SciClone’s pipeline are intended to protect and expand this franchise, and to address the protein-based disorder that causes cystic fibrosis.

     While SciClone has obtained ZADAXIN marketing approvals in 27 countries overseas, the Company’s current clinical development strategy is to focus on hepatitis C as the first indication for commercial registration of ZADAXIN in the U.S. In Europe, SciClone’s collaboration partner Sigma-Tau plans to pursue regulatory approval for ZADAXIN for oncology indications with a phase 2 and 3 clinical program, initially focused on malignant melanoma. In addition, Sigma-Tau will pursue regulatory approval in Europe for ZADAXIN as a therapy for hepatitis C using data from SciClone’s phase 3 clinical trials in the U.S. SciClone is also developing ZADAXIN for use as a therapy for hepatitis B in Japan and also intends to file hepatitis C data in that market after the U.S. trial is completed. SciClone produces ZADAXIN for current commercial sales through contract manufacturers in Western Europe. Most of the Company’s current sales are to importing agents in the People’s Republic of China for distribution in that country. In the U.S., SciClone anticipates moving toward entering into a marketing collaboration in the later stages of its phase 3 clinical trials when the Company believes the product should have enhanced partnering value, though there is no assurance such a partnering arrangement can be successfully achieved.

ZADAXIN

     ZADAXIN, an immune system enhancer, is a synthetic preparation of thymosin alpha 1, an immune system peptide that occurs naturally and whose activities increasingly are being recognized to regulate the body’s immune response to viral infection or malignancy. Published scientific and clinical studies have shown that ZADAXIN’s activities include helping to stimulate, maintain and direct the body’s antiviral and anticancer immune response — to both target the intended affected cells and to enhance the immune system’s capabilities for cell-specific eradication.

     Disease-causing agents which remain circulating in the blood usually are quickly recognized and eliminated by the body’s humoral, or antibody-based, immune component. ZADAXIN’s critical role in the immune response is played out in the more complicated realm of cellular immunity, when certain of the body’s own cells need to be the target of an immune response because of infection or malignancy, even though the immune system does not recognize these cells as foreign. Diseases requiring a cellular immune response, such as HIV, hepatitis C and cancer, have generally been the most resistant to therapeutic intervention to date, and remain at the frontier of current medical investigation.

     Humoral and cellular immune response to some degree “cross-regulate” each other, with cytokine production determining which holds precedence. ZADAXIN seems to be an important regulator of these responses. Increasingly, studies have suggested that ZADAXIN enhances the maturation of stem cells and their differentiation into mature CD4, CD8, T and natural killer cells. ZADAXIN increases the Th1 subset of CD4 cells (which favors cellular immunity) by increasing the production of cytokines such as IL-2 and gamma interferon. ZADAXIN also enhances the expression of class I MHC molecules on diseased human cells, which leads to increased recognition and their destruction by CD8 cells.

     Studies also have demonstrated that hepatitis C is able to evade the body’s immune response leading to chronic viral infection if the body’s immune response is “switched” to the Th2 mode. A Th1 response, on the other hand, is fundamental to hepatitis C eradication. Current treatments for hepatitis C, such as alpha interferon, although showing a degree of efficacy, actually induce a counter-regulatory increase in Th2 cytokine production. The addition of ZADAXIN to alpha interferon counterbalances this Th2 cytokine production process and amplifies Th1 cytokine production thereby presenting the promise of an enhanced combination therapy. There are no reports that ZADAXIN, either as a monotherapy or as a component in combination therapy with other drugs, has produced any serious, adverse side effects in more than 3,000 patients in various clinical trials to date and in thousands more in commercial use, thereby suggesting that ZADAXIN should not add to the toxicity profile of a multi-drug hepatitis C regimen.

     SciClone’s proprietary position for ZADAXIN is protected by patents in the U.S., Europe, Japan and various other countries, either alone or in combination with a variety of other drugs, for its use as a treatment for hepatitis C, hepatitis B and for certain cancers. For use as a treatment for hepatitis C, patent coverage extends to 2015 in the U.S. and to 2012 in the European Union and in Japan.

Hepatitis C (HCV)

     The Centers for Disease Control estimate that up to 4 million people in the U.S. are infected by HCV and no vaccine for it has been developed. There are approximately 40,000 new cases each year. While only 30 percent of those infected are initially symptomatic, in approximately 85 percent the infection becomes chronic, and some 70 percent suffer from complications of chronic liver disease. HCV currently causes 8,000 to 10,000 deaths per year in the U.S. These numbers are expected to triple by 2010. There are at least six different genotypes, or “strains”, of HCV and over 100 sub-genotypes. Genotype 1 is the most difficult to treat and is the most common variant in the U.S., infecting approximately 75 percent of all patients.

     Current year-long treatment regimens can cost more than $17,000 per patient in the U.S., with the total therapeutic market in the U.S. and Europe estimated to be well over $2 billion and expected to grow to $4-5 billion by 2004. Alpha interferon is the backbone of treatment, predominantly used in combination with the antiviral ribavirin (the combination treatment is marketed by Schering-Plough under the tradename “Rebetron™”). Alpha interferon can induce relatively severe toxicity, and ribavirin introduces additional serious toxicities of its own. Many patients cannot, or will not, tolerate a full-year regimen of alpha interferon and ribavirin. More recently, longer acting forms of alpha interferon, pegylated alpha interferon, have been developed by Schering-Plough and by F. Hoffmann La-Roche under the tradenames “Peg-Intron™” and “Pegasys™”, respectively. Alpha interferon in its pegylated form allows alpha interferon to stay in the bloodstream longer permitting less frequent injections and more consistent viral suppression. However, the combination of pegylated alpha interferon plus ribavirin is effective in achieving a sustained elimination of the hepatitis C virus in only about 50 percent of naïve, that is, first time treated, patients and the treatment side effect profile remains severe. Moreover, the effectiveness of current therapy is highly dependent on the genotype of the infecting virus and the viral load, or level of virus present in the patient. For genotype 1 patients with a high viral load, which characterizes about half of all HCV patients in the U.S., current therapy is effective in only about 30 percent of the cases. Patients that fail to respond to therapy seldom respond to a second 12-month regimen of the same treatment. The success rate for treating non-responders with non-pegylated alpha interferon plus ribavirin is only approximately 8 percent. In early clinical studies, the combination of ZADAXIN and alpha interferon, when used to treat non-responders, achieved a 22 percent response rate. We believe that this improvement is clinically significant and have designed and implemented our U.S. phase 3 hepatitis C clinical program based on these data.

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

     The Pegasys brand of pegylated interferon for both trials is being provided at no cost to us by F. Hoffmann La-Roche, which receives the right to use the data resulting from the trials but does not receive any marketing rights to ZADAXIN or the combination therapy. The costs of this U.S. study are also supported, without any U.S. marketing rights, by our European partner, Sigma-Tau. In early 2002 Sigma-Tau contributed $2.7 million and will make an additional $1 million milestone payment when the 1,000 patients are recruited in our U.S. clinical trials. Patient enrollment began in the early part of the second quarter of 2002. Under this plan the treatment and observation periods for the first patients would be completed by the end of 2003 and for all patients in the phase 3 clinical trials by mid-2004, though there is no assurance that patients can be recruited to plan.

     We believe that oncology will be another large market opportunity for ZADAXIN as the immune system enhancer of choice in certain cancer multi-drug treatments. ZADAXIN’s mechanism of action stimulates and directs the body’s immune response toward many forms of malignant cells. In addition, use of ZADAXIN has not demonstrated any serious, adverse side effects in combination with many known anticancer drugs. In comparison, most anticancer drugs are normally highly toxic which complicates the efficacy of many combination treatments often raising prohibitive safety issues and hindering patient compliance.

     Our clinical strategy in oncology is to implement a broad phase 2 clinical program with leading cancer investigators in the U.S. and Europe concurrent with the phase 3 HCV clinical and registration program. We intend to generate a substantial body of published phase 2 data in specific cancers where ZADAXIN has shown preclinical or early clinical potential as a component of therapy in order to determine the feasibility and design of pivotal phase 3 trials in oncology. We are currently sponsoring two phase 2 U.S. trials for liver cancer, which is a common result of untreated or progressive hepatitis C or hepatitis B. ZADAXIN is being combined with transarterial chemoembolization (TACE) or with radio frequency ablation (RFA), the two most common procedures for hepatocellular carcinoma (HCC) patients whose tumors cannot be treated either by surgery or by liver transplantation. The studies are designed to duplicate the survival benefits that were demonstrated in our European phase 2 HCC studies. HCC accounts for more than 80 percent of all primary liver tumors and is the most prevalent fatal malignancy in the world, with an annual incidence of approximately one million new cases. In the U.S., there are some 4,000 to 6,000 new cases of HCC diagnosed each year. ZADAXIN’s use also has been investigated with promising early results in malignant melanoma, and non-small cell lung cancer.

International Strategy

     While U.S. clinical efforts are at the forefront of our current activities, our commercialization strategy has always been global. Our initial target markets for ZADAXIN have been in emerging growth countries. ZADAXIN is now approved for sale in 27 countries, including China, India and Mexico. ZADAXIN is approved principally for the treatment of hepatitis B and hepatitis C, and also in certain countries as a vaccine adjuvant for patients with weakened immune systems and as an adjuvant to chemotherapy for the treatment of various cancers. Additional marketing approvals are pending in significant hepatitis markets such as Turkey and Hong Kong. Commercial activities in selected countries where ZADAXIN is approved for sale, and most significantly in China, have played an important role in our early development. We believe that the demonstration of continued progress in this international sales program will significantly increase the value of any future development or marketing alliance to our shareholders. Overseas efforts also provide invaluable experience in the successful marketing and sales of ZADAXIN, particularly in economically challenged conditions.

     Together with Sigma-Tau, we are engaged in a regulatory development strategy for ZADAXIN targeting a pan-European hepatitis C registration intended to run concurrently with

U.S. registration efforts. Sigma-Tau has exclusive marketing rights for ZADAXIN in most Western European countries. Sigma-Tau is responsible for funding the ZADAXIN European hepatitis C regulatory efforts utilizing the U.S. phase 3 clinical trial data that SciClone will provide to Sigma-Tau. In addition, Sigma-Tau has agreed to fund and conduct phase 2 and 3 oncology clinical trials in Europe. Combination therapy of ZADAXIN with the cytotoxic agent dacarbazine (DTIC) for the treatment of malignant melanoma is the first clinical effort of this collaboration, and the clinical trial is expected to commence in 2002.

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

     We also plan to continue to supply ZADAXIN to qualified investigators outside of the U.S. and Europe for non-company sponsored hepatitis and cancer studies. For example, currently, leading oncology researchers in Australia are studying ZADAXIN in combination with dendritic cell-based vaccination for malignant melanoma, the first pure immunotherapy combination study for ZADAXIN in cancer. Malignant melanoma is one of the most prevalent cancers in Australia. Worldwide, there are at least 50,000 new cases of malignant melanoma diagnosed each year, and there currently is no effective treatment.

Second Generation Immune System Enhancers

     In 1999, we acquired exclusive rights to a new class of immunomodulators which in preclinical studies enhanced the immune system in a manner similar to ZADAXIN. At least one of these compounds, SCV-07, has the potential to be orally active (ZADAXIN is administered as a subcutaneous injection). With the $300,000 grant awarded by the U.S. Civilian Research and Development Foundation’s “Next Steps to Market Program”, several preclinical and clinical studies of SCV-07 treatment in tuberculosis, or TB, have been conducted in collaboration with Verta Ltd., a biotechnology company located in St. Petersburg, Russia. These studies have shown potential for efficacy in this difficult to treat and emerging disease. SCV-07 and its related class of compounds are covered by a composition of matter patent in the U.S. as well as for their use as immunomodulators. In 2001 we were granted a U.S. composition of matter patent for various analogs of ZADAXIN that we have determined could have proprietary therapeutic or biologic distinctions from its current “natural synthetic” formulation, such as length of circulation in the blood or alternative delivery techniques.

CPX for Cystic Fibrosis

     While ZADAXIN is SciClone’s clear current focus, the Company has also focused on the development of CPX, a novel small molecule protein-repair therapy for cystic fibrosis, or CF, a common fatal genetic disorder among Caucasians. Current treatments for CF address only the symptoms, which ultimately include a build-up of viscous mucus in the lungs that harbor infections and which lead to death in most patients. We licensed CPX from the National Institutes of Health (NIH) after the gene encoding for the Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) protein was identified. In preclinical studies conducted at the NIH utilizing several different approaches to examine the efficacy of CPX, including the use of cells explanted from cystic fibrosis patients, CPX demonstrated the ability to repair the two principal protein defects underlying the cause of CF in most patients at the cellular level: it enables the defective protein to travel through the cell and reach the epithelial cell membrane, a process called “trafficking”, and improves an originally impaired transport of chloride ions across the cell membrane. Because of erratic digestive absorption patterns in CF patients our first U.S. phase 2 trial aimed at demonstrating this protein repair activity in CF patients did not produce the sustained circulatory drug levels required to assess efficacy. We reformulated CPX to prepare for additional toxicology and early human studies and may need to conduct further reformulation before pursuing additional studies. We are exploring further development efforts and opportunities for CPX. We have been granted Orphan Drug Status for CPX in both the U.S. and Europe, protecting market exclusivity. The NIH has granted us an exclusive license for a class of related compounds, one of which, DAX, is another protein-repair candidate. DAX currently is in preclinical development.

Results of Operations

     Product Sales

     Product sales were $3,948,000 for the three-month period ended March 31, 2002, as compared to $3,113,000 for the corresponding period in 2001. The growth was largely due to increased sales to our importers in China.

     For the three-month period ended March 31, 2002, all of our product sales were derived from sales of ZADAXIN, and China accounted for 89% of this revenue. Sales emphasis is concentrated in China because, as one of our more developed markets, marketing expenditures are more likely to benefit sales and profits compared to newer markets, which require investment and development spending.

     Cost of product sales was $792,000 or 20% of product sales for the three-month period ended March 31, 2002, as compared to $598,000 or 19% of product sales for the corresponding period in 2001. We expect cost of product sales to vary from quarter to quarter, depending upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product inventory.

     Research and Development

     Research and development expenses were $2,526,000 for the three-month period ended March 31, 2002, as compared to $1,741,000 for the corresponding period in 2001. The increase was primarily to support our late-stage clinical programs for ZADAXIN in the U.S. and Japan. The initiation and continuation of ZADAXIN, CPX and other product clinical development programs has had, and will continue to have, the largest and most significant effect on our research and development expenses and is expected to require us to seek additional capital resources. In general, we expect product research and development expenses to increase significantly in absolute dollars over the next several years and to vary quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Sales and Marketing

     Sales and marketing expenses were $2,008,000 for the three-month period ended March 31, 2002, as compared to $2,090,000 for the corresponding period in 2001. The decrease was related to slightly lower promotional and advertising expenses. We expect our marketing expenses to vary quarter to quarter and to increase in the next several years as we expand our commercialization and marketing efforts and pursue additional strategic collaborations.

     General and Administrative

     General and administrative expenses were $992,000 for the three-month period ended March 31, 2002, as compared to $1,017,000 for the corresponding period in 2001. The decrease was related to decreased fees for professional services and expenses related to annual reports. In the near term, we expect general and administrative expenses to vary quarter to quarter as we augment our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     Interest and Investment Income

     Interest and investment income was $76,000 for the three-month period ended March 31, 2002, as compared to $264,000 for the corresponding period in 2001. The decrease was due to lower average invested cash balances and lower interest rates.

     Interest and Investment Expense

     Interest and investment expense was $90,000 for the three-month period ended March 31, 2002, as compared to $63,000 for the corresponding period in 2001. The increase was due to the interest accrued on the additional senior unsecured convertible notes that we issued in the first quarter of 2001.

     Other Income (Expense), net

     Other income/(expense), net was $(19,000) for the three-month period ended March 31, 2002, as compared to $7,000 for the corresponding period in 2001.

     Liquidity and Capital Resources

     At March 31, 2002 and 2001, we had $16,525,000 and $21,057,000, respectively, in cash, cash equivalents and short-term investments, $633,000 of which was restricted cash at each date. The short-term investments consist primarily of highly liquid marketable securities.

     Net cash used by us in operating activities amounted to $414,000 for the three-month period ended March 31, 2002. Net cash used in operating activities in the 2002 period was less than our net loss for that period due to the receipt of a payment from Sigma-Tau of $2,685,000 for a clinical trial collaboration which increased deferred revenue balances by $2,685,000, partially offset by increases in accounts receivable and inventories and decreases in accrued compensation and employee benefits.

     Net cash used by us in investing activities amounted to $43,000 for the three-month period ended March 31, 2002 and related primarily to the purchase of $36,000 in property and equipment.

     Net cash provided by financing activities amounted to $471,000 for the three-month period ended March 31, 2002. Net cash provided by financing activities consisted of $442,000 related to exercises of outstanding options under our employee stock option plans and $29,000 for the issuance of common stock under our employee stock purchase plan.

     Our contractual obligations and other commitments as of March 31, 2002 are as follows:

	Payments Due by Period

Contractual		Less than 1
Obligations	Total	year	1-3 years	4-5 years	After 5 years

Long Term Debt	$5,600,000	—	—	$5,600,000	—
Operating Leases	$5,314,000	$1,321,000	$2,714,000	$1,279,000	—
Total Contractual Cash Obligations	$10,914,000	$1,321,000	$2,714,000	$6,879,000	—

		Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than 1
Commitments	Committed	year	1-3 years	4-5 years	After 5 years

Letter of Credit	$633,000	$633,000	—	—	—

     There are no officers or directors that were involved in related party transactions in the three-month period ended March 31, 2002.

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

     We have not yet sold any product other than ZADAXIN. We have experienced difficulties with the formulation of CPX which has delayed its further development. Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the U.S., Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the U.S. and other additional markets, our revenue and operating results will suffer. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers and prospective strategic partners that our products are an attractive alternative to other treatments and therapies, and manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

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

     Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs for, and obtain additional regulatory approvals for ZADAXIN and other drug candidates, particularly in the U.S., Europe and Japan, increase ZADAXIN sales in existing markets, and launch ZADAXIN in new markets. We cannot assure you that we will ever achieve more significant levels of sales or that we will receive additional ZADAXIN market approvals.

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

     We have experienced significant operating losses since our inception and as of March 31, 2002, we had an accumulated deficit of approximately $125,000,000. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the U.S., and we may never achieve profitability. Our failure to achieve profitability may cause our stock price to decline.

We are dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our financial condition will be harmed.

     Our financial condition in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. Substantially all of our ZADAXIN sales are to customers in the People’s Republic of China. Sales of ZADAXIN in China may be limited due to its low average personal income, lack of patient cost reimbursement, poorly developed infrastructure, and existing and potential competition from other products, possibly including generics. China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents place relatively few orders from time to time over any six month period and each order is typically for large quantities. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. Because we use four importing agents in China, our account receivable from any one importing agent is material and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected, at least in the short term.

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

     To be successful, our products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We may not be able to maintain the long-term manufacturing relationships we currently have with our suppliers and we anticipate changes will be needed if our volume requirements increase. Manufacturing interruptions could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business.

     In some countries, a manufacturing change may require additional regulatory approvals. If we do not obtain the required regulatory approvals for a manufacturing change in a timely fashion, new ZADAXIN marketing approvals may be delayed or sales may be interrupted until the manufacturing change is approved. Either of these results would harm our business.

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

     Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies, to preserve our trade secrets and to avoid infringing on the proprietary rights of third parties. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents, if any, that issued, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture or market our products or maintain our competitive position with respect to our products. Many of our patents relating to ZADAXIN have expired, and we have rights to other patents and patent applications relating to ZADAXIN under exclusive licenses. If we breach the terms of any of these licenses, we could lose our rights to these patents and patent applications.

     Our commercial success also depends in part on us not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our products. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, even if unmeritorious, would require us to devote resources and attention that could have been directed to our operations and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

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

     Most of our competitors, particularly large biopharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than we do. Most of them also have extensive experience in undertaking the preclinical and clinical testing and in obtaining the regulatory approvals necessary to market drugs. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated with our competitors. Where comparable products are marketed by other companies, price is a competitive factor. Increased competitive pressure could lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results.

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

     As of March 31, 2002, we had $5.6 million in convertible notes payable, of which $4.0 million were issued in the quarter ended December 31, 2000 and $1.6 million were issued in the quarter ended March 31, 2001. This indebtedness, or additional debt we may incur to fund our operations, may make it more difficult for us to obtain additional financing. The notes are payable five years after issuance unless converted into common stock at the sole discretion of the holder. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result which would negatively impact our future prospects. As of March 31, 2002 we had cash, cash equivalents and short-term investments of $16.5 million.

Substantial sales of our stock or convertible securities may impact the market price of our common stock.

     As of March 31, 2002, stock options for 4,515,614 shares of common stock were outstanding, of which options for 3,352,993 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 1,970,500 shares of common stock and two issues of notes convertible into a total of 684,140 shares of common stock. In addition, the note holder has the right to purchase senior unsecured convertible notes due December 2005 and March 2006. If issued, the additional notes will bear no interest (zero coupon) and will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $85,472 decrease (0.6%) in fair value of our available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on our financial positions at March 31, 2002. Actual results may differ materially.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: May 10, 2002	/s/ Richard A. Waldron

Richard A. Waldron Chief Financial Officer (Principal Financial & Accounting Officer)