Form 10-Q
period 2002-06-30
SCICLONE PHARMACEUTICALS INC
filed 2002-08-14
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Yes [X]      No [   ]

     As of June 30, 2002, 36,854,055 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

INDEX

		PAGE NO.

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the Three-month and Six-month periods ended June 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the Six-month periods ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2002	2001

	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$23,421,000	$15,518,000
Restricted short-term investments	633,000	633,000
Other short-term investments	346,000	317,000
Accounts receivable, net	9,659,000	8,792,000
Inventories	3,895,000	4,059,000
Prepaid expenses and other current assets	556,000	1,333,000

Total current assets	38,510,000	30,652,000
Property and equipment, net	135,000	167,000
Intangible assets, net	887,000	1,091,000
Other assets	175,000	186,000

Total assets	$39,707,000	$32,096,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,473,000	$1,575,000
Accrued compensation and employee benefits	662,000	960,000
Accrued clinical trials expense	1,113,000	296,000
Accrued professional fees	615,000	633,000
Deferred revenue	895,000	—
Other accrued expenses	209,000	258,000

Total current liabilities	4,967,000	3,722,000
Deferred revenue	1,566,000	—
Convertible notes payable	5,600,000	5,600,000
Shareholders’ equity:
Common stock, no par value; 75,000,000 shares authorized; 36,854,055 and 32,474,150 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	156,238,000	145,713,000
Accumulated other comprehensive income	63,000	39,000
Accumulated deficit	(128,727,000)	(122,978,000)

Total shareholders’ equity	27,574,000	22,774,000

Total liabilities and shareholders’ equity	$39,707,000	$32,096,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Product sales	$4,048,000	$3,250,000	$7,996,000	$6,363,000
Contract revenue	224,000	—	224,000	—

Total revenue	4,272,000	3,250,000	8,220,000	6,363,000
Cost of product sales	815,000	636,000	1,607,000	1,234,000

Gross profit	3,457,000	2,614,000	6,613,000	5,129,000
Operating expenses:
Research and development	3,771,000	1,586,000	6,297,000	3,327,000
Sales and marketing	2,066,000	2,651,000	4,074,000	4,928,000
General and administrative	955,000	961,000	1,947,000	1,791,000

Total operating expenses	6,792,000	5,198,000	12,318,000	10,046,000

Loss from operations	(3,335,000)	(2,584,000)	(5,705,000)	(4,917,000)
Interest and investment income	76,000	221,000	152,000	484,000
Interest and investment expense	(90,000)	(90,000)	(180,000)	(153,000)
Other income (expense), net	4,000	234,000	(15,000)	242,000

Net loss	$(3,345,000)	$(2,219,000)	$(5,748,000)	$(4,344,000)

Basic and diluted net loss per share	$(0.10)	$(0.07)	$(0.17)	$(0.13)

Weighted average shares used in computing Basic and diluted net loss per share	33,595,568	32,289,857	33,092,358	32,266,474

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,

	2002	2001

Operating activities:
Net loss	$(5,748,000)	$(4,344,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292,000	261,000
Changes in operating assets and liabilities:
Accounts receivable, net	(867,000)	687,000
Inventories	164,000	(276,000)
Prepaid expenses and other current assets	777,000	(877,000)
Accounts payable and other accrued expenses	(151,000)	(232,000)
Accrued compensation and employee benefits	(298,000)	(235,000)
Accrued clinical trials expense	817,000	38,000
Accrued professional fees	(18,000)	327,000
Deferred revenue	2,461,000	—

Net cash used in operating activities	(2,571,000)	(4,651,000)

Investing activities:
Purchase of property and equipment	(43,000)	(28,000)
Payment on purchase of marketable securities	(7,000)	(316,000)

Net cash used in investing activities	(50,000)	(344,000)

Financing activities:
Proceeds from issuance of convertible note	—	1,600,000
Proceeds from issuance of common stock, net of financing costs	10,524,000	720,000

Net cash provided by financing activities	10,524,000	2,320,000

Net increase (decrease) in cash and cash equivalents	7,903,000	(2,675,000)
Cash and cash equivalents, beginning of period	15,518,000	21,981,000

Cash and cash equivalents, end of period	$23,421,000	$19,306,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2001 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Significant Accounting Policies

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

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. There has been no impact on the Company’s operating results from the adoption of this standard.

3. Comprehensive Loss

For the three-month periods ended June 30, 2002 and 2001, the Company’s total comprehensive loss amounted to $(3,359,000) and $(2,168,000), respectively. For the six-month periods ended June 30, 2002 and 2001, the Company’s total comprehensive loss amounted to $(5,724,000) and $(4,280,000), respectively.

4. Available-For-Sale Securities

The following is a summary of available-for sale securities at June 30, 2002 and December 31, 2001:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

June 30, 2002:
Certificate of deposit	$867,000	$—	$867,000
Corporate obligations	19,778,000	1,000	19,779,000
Corporate equity securities	51,000	61,000	112,000

	$20,696,000	$62,000	$20,758,000

December 31, 2001:
Certificate of deposit	$865,000	$—	$865,000
Corporate obligations	10,858,000	6,000	10,864,000
Corporate equity securities	51,000	33,000	84,000

	$11,774,000	$39,000	$11,813,000

As of June 30, 2002, the total available-for-sale securities are included as follows, $19,779,000 in cash and cash equivalents, $633,000 in restricted short-term investments and $346,000 in other short-term investments.

5. Inventories

The following is a summary of inventories at June 30, 2002 and December 31, 2001:

	June 30,	December 31,
	2002	2001

Raw materials	$2,768,000	$2,759,000
Work in progress	637,000	1,269,000
Finished goods	625,000	431,000
Reserve	(135,000)	(400,000)

	$3,895,000	$4,059,000

6. Intangible Assets

The following is a summary of intangible assets at June 30, 2002 and December 31, 2001:

	June 30,	December 31,
	2002	2001

Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,569,000)	(1,365,000)

	$887,000	$1,091,000

ZADAXIN® product rights that the Company acquired are being amortized over six years beginning in September 1998. Amortization expense for the three and six month periods ended June 30, 2002 and 2001 was $101,000 and $204,000, respectively, for both years. Amortization expense for the years ended December 31, 2002, 2003 and 2004 is expected to be $409,000, $409,000 and $273,000, respectively. The Company reassesses the useful life of these assets in accordance with current facts and circumstances. The Company’s policy is to identify and record impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company to date has not identified any changes in useful life or impairment losses on these assets.

7. Shareholders’ Equity

In June 2002, the Company completed an offering of common stock with various existing and new institutional investors. The Company raised net proceeds of $9,959,000 from the offering of 4,088,460 shares of common stock at $2.60 per share.

8. Minimum Purchase Requirements

The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN and CPX.

9. Deferred Revenue

In January 2002, the Company received $2,685,000 from its European partner, Sigma-Tau under the terms of our collaborative agreement announced in late December 2001. This receipt has been recorded as deferred revenue and will be recognized as contract revenue over the next three years starting in April 2002, the estimated time to complete the ZADAXIN hepatitis C U.S. clinical program and anticipated FDA regulatory filings. For the three-month period ended June 30, 2002, the Company recognized $224,000 as contract revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes” or similar expressions are intended to identify forward-looking statements and our forward looking statements include those statements we make regarding the timing and outcome of clinical trials, anticipated sales and research and development expense levels. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

     SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) is a biopharmaceutical company and its lead product ZADAXIN, an Immune System Enhancer, is in two phase 3 hepatitis C clinical trials in the U.S., a phase 3 hepatitis B clinical trial in Japan, two phase 2 liver cancer trials in the U.S. and a planned phase 2-3 cancer trial program in Europe. ZADAXIN has been approved for marketing by the ministries of health in 28 countries and is marketed in the People’s Republic of China and selected other countries outside the U.S. ZADAXIN has been administered to more than 10,000 patients in both clinical and commercial use, alone and in combination with anti-viral and anti-cancer drugs, without producing any ZADAXIN related significant side effects or toxicities.

Results of Operations

     Total Revenue

     Product sales were $4,048,000 and $7,997,000 for the three-month and six-month periods ended June 30, 2002, as compared to $3,250,000 and $6,363,000 for the corresponding periods in 2001. The growth was largely due to increased sales of ZADAXIN to our importers in China.

     Contract revenue was $224,000 for both the three-month and six-month periods ended June 30, 2002 as compared to none in 2001. The contract revenue we received in 2002 was in connection with funds we received from Sigma-Tau. These funds have been recorded as deferred revenue and are being recognized as contract revenue over three years starting in April 2002, the estimated time to complete the ZADAXIN U.S. hepatitis C clinical trial program and anticipated FDA regulatory filings.

     For the three-month and six-month periods ended June 30, 2002, all of our product sales were derived from sales of ZADAXIN, and in each period, China accounted for 87% of this revenue. Sales emphasis is concentrated in China because, as our most developed market, marketing expenditures are more likely to result in sales and profits compared to newer markets, which require investment and development spending.

     Cost of product sales were $815,000 and $1,608,000 for the three-month and six-month periods ended June 30, 2002 as compared to $636,000 and $1,234,000 for the corresponding periods in 2001 with the increase being primarily due to higher product sales. We expect cost of product sales to vary from quarter to quarter, depending upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product inventory.

     Research and Development

     Research and development expenses were $3,771,000 and 6,298,000 for the three-month and six-month periods ended June 30, 2002, as compared to $1,586,000 and $3,327,000 for the corresponding periods in 2001. The increase was primarily to support our late-stage clinical programs for ZADAXIN in the U.S. and Japan. The initiation and continuation of ZADAXIN clinical development programs has had, and will continue to have, the largest and most significant effect on our research and development expenses and is expected to require us to seek additional capital resources. Our research and development spending is focused almost exclusively on ZADAXIN, and we expect this to continue unless and until we obtain additional resources which could be applied to our other product candidates. In general, we expect product research and development expenses to increase in absolute dollars over the next several years and to vary quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Sales and Marketing

     Sales and marketing expenses were $2,066,000 and $4,074,000 for the three-month and six-month periods ended June 30, 2002, as compared to $2,651,000 and $4,928,000 for the corresponding periods in 2001. The decrease was related to slightly lower promotional and advertising expenses. We expect our sales and marketing expenses to vary quarter to quarter and to increase in the next several years as we expect to expand our commercialization and marketing efforts and pursue additional strategic collaborations.

     General and Administrative

     General and administrative expenses were $955,000 and $1,946,000 for the three-month and six-month periods ended June 30, 2002, as compared to $961,000 and $1,791,000 for the corresponding periods in 2001. In the near term, we expect general and administrative expenses to vary quarter to quarter and to increase over the next several years as we augment our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     Interest and Investment Income

     Interest and investment income was $76,000 and $151,000 for the three-month and six-month periods ended June 30, 2002, as compared to $221,000 and $484,000 for the corresponding periods in 2001. The decrease was due to lower average invested cash balances and lower interest rates.

     Interest and Investment Expense

     Interest and investment expense was $90,000 and $181,000 for the three-month and six-month periods ended June 30, 2002, as compared to $90,000 and $153,000 for the corresponding periods in 2001.

     Other Income (Expense), net

     Other income/(expense), net was $4,000 and $(13,000) for the three-month and six-month periods ended June 30, 2002, as compared to $234,000 and $242,000 for the corresponding periods in 2001. The higher other income amount in 2001 was due to a repayment of a loan that we had previously written off.

     Liquidity and Capital Resources

     At June 30, 2002 and 2001, we had $24,400,000 and $20,202,000, respectively, in cash, cash equivalents and short-term investments, $633,000 of which was restricted cash at each date. Our short-term investments consist primarily of highly liquid marketable securities.

     Net cash used by us in operating activities amounted to $2,571,000 for the six-month period ended June 30, 2002. Net cash used in operating activities in the 2002 period was less than our net loss for that period due to the receipt of a payment from Sigma-Tau of $2,685,000 for a clinical trial collaboration which increased deferred revenue balances by $2,461,000, increases in accrued clinical trials expense and decreases in prepaid expenses, partially offset by increases in accounts receivable and decreases in accrued compensation and employee benefits.

     Net cash used by us in investing activities amounted to $50,000 for the six-month period ended June 30, 2002 and related primarily to the purchase of $43,000 in property and equipment.

     Net cash provided by financing activities amounted to $10,524,000 for the six-month period ended June 30, 2002. Net cash provided by financing activities consisted of $493,000 related to exercises of outstanding options under our employee stock option plans, $72,000 for the issuance of common stock under our employee stock purchase plan and gross proceeds of $10,630,000 from the offering of our common stock, less $671,000 in financing-related costs.

     Our contractual obligations and other commitments as of June 30, 2002 were as follows:

	Payments Due by Period

Contractual		Less than 1
Obligations	Total	year	1-3 years	4-5 years	After 5 years

Long Term Debt	$5,600,000	$—	$—	$5,600,000	$—
Operating Leases	5,312,000	1,330,000	2,695,000	1,287,000	—

Total Contractual Cash Obligations	$10,912,000	$1,330,000	$2,695,000	$6,887,000	$—

		Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than 1
Commitments	Committed	year	1-3 years	4-5 years	After 5 years

Letter of Credit	$633,000	$633,000	—	—	—

     None of our officers or directors were involved in any related party transactions with the Company in the three-month and six-month periods ended June 30, 2002.

     Management intends to give priority use of the Company’s financial resources to ZADAXIN clinical programs in the United States. Management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations through 2003. We will need to obtain additional capital to support our long-term product development. Assuming approval of ZADAXIN by the U.S. FDA and other regulatory authorities, we may also require additional capital for our commercialization programs. The need, timing and amount of additional funding will depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN and CPX, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business.

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

     We designed a phase 3 study program based on the use of ZADAXIN in combination with pegylated interferon. There can be no assurances that the results from our previous phase 2 and phase 3 hepatitis C studies which enabled us to produce this design will carryover to the trials involving a combination of ZADAXIN and pegylated interferon and any resulting data may be insufficient or inadequate to demonstrate appropriate efficacy under FDA guidelines. In addition, insufficient data resulting from the studies would also adversely affect our ability to market and sell ZADAXIN in markets where it is approved for sale. We manufacture the ZADAXIN used in our phase 3 trials under cGMP guidelines and under our direct manufacturing and quality control using third party cGMP manufacturers and suppliers. If unanticipated deficiencies in these manufacturers or suppliers occur, this could create a delay in the assembling of a timely and acceptable new drug application (NDA). We have begun enrolling patients in both of the phase 3 trials in our hepatitis C clinical program; however, we may not be able to enroll patients quickly enough to meet our timing expectations for completing the trial which would delay the preparation of an NDA; or we may not be able to fully enroll the studies which could weaken the quality of an NDA. Our hepatitis C clinical trials have been designed to show that the combination of ZADAXIN and pegylated interferon adds a significant clinical benefit when compared to the use of pegylated interferon alone in the treatment of hepatitis C. However, the independent use of the pegylated form of interferon may perform better than anticipated which could weaken the quality of an NDA. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in combination with pegylated interferon will be impaired, and our business will suffer.

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

     We have not yet sold any product other than ZADAXIN. We have experienced difficulties with the formulation of CPX which has delayed its further development. Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the U.S., Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the U.S. and other additional markets, our revenue and operating results will suffer. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products; however, until we obtain additional resources, substantially all of our resources are focused on the development of ZADAXIN. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers and prospective strategic partners that our products are an attractive alternative to other treatments and therapies, and manufacture products in sufficient quantities with acceptable quality and at an acceptable cost. Failure to do so will hurt our operations.

If we fail to satisfy and comply with governmental regulations or if government regulations change, our business may suffer.

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

     The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN and our other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN and any other products we may sell in countries outside the U.S. must be approved by the foreign counterparts of the FDA before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in countries with established clinical trial review procedures is uncertain, and this may delay or prevent the grant of regulatory approvals for ZADAXIN. In addition, to secure these regulatory approvals, we will need, among other things, to demonstrate favorable results from additional clinical trials of ZADAXIN and the safety and efficacy of CPX as a treatment for cystic fibrosis in preclinical and clinical trials. Even if we are able to complete the clinical trials we have sponsored or are planning in a timely or cost effective manner, these trials may not fulfill the applicable regulatory approval criteria, in which case we will not be able to obtain regulatory approval in these countries. There can be no assurance that we will ultimately obtain regulatory approvals in our targeted countries in a timely and cost-effective manner or at all. Our failure to obtain the required regulatory approvals so that we can develop, market and sell our products in countries where we currently do not have such rights will limit our revenues.

     In addition, adverse results that occur in our clinical trials could result in restrictions on the use of ZADAXIN, which may also hurt our business.

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

     Our current sales levels of ZADAXIN are not expected to generate all the funds we anticipate will be needed to support our current plans for product development including our U.S. phase 3 clinical trials for ZADAXIN. We will need to obtain additional financing to support our product development and commercialization programs. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. If we cannot raise the necessary funds, we will have to reduce our capital expenditures, curtail or delay our phase 3 clinical trials, scale back our development of new products, reduce our workforce and out-license to others products or technologies that we otherwise would seek to commercialize ourselves, any of which may harm our business and cause our stock price to fall.

     The amount of capital we will need will depend on many factors, including: the timing, location, scope and results of ongoing and planned preclinical studies and clinical trials; the cost of manufacturing or obtaining preclinical and clinical materials; the timing and cost involved in applying for and obtaining FDA and international regulatory approvals; whether we elect to establish additional partnering arrangements for development, sales, manufacturing, and marketing of our products; the level of future ZADAXIN sales; expense levels for our international sales and marketing efforts; our ability to establish and maintain strategic arrangements for development, sales, manufacturing and marketing of our products; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; whether any or all of our outstanding convertible notes are converted to common stock; and whether any or all of our outstanding common stock warrants are exercised and the timing and amount of these exercises.

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

     We have experienced significant operating losses since our inception and as of June 30, 2002, we had an accumulated deficit of approximately $129 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the U.S., and we may never achieve profitability. Our failure to achieve profitability may cause our stock price to decline.

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

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next.

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

     We are only actively pursuing clinical development of ZADAXIN at this time. If we do not devote additional resources to CPX or advance SCV-07 and DAX, the other products to which we have in-licensed rights, from preclinical into clinical development, we may lose the rights to these products. We may also have a shortage of drugs to develop and commercialize if we do not license or otherwise acquire rights to additional drugs. Any shortage in the number of drugs that we are able to develop and commercialize may reduce our prospects for future revenue.

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products.

     We depend in part on our distributors and business partners to develop and/or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. We generally do not have control over the amount and timing of resources that our business partners devote to ZADAXIN and they have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development and/or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators, and we may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

If we fail to protect our products, technologies and trade secrets, we may not be able to successfully use, manufacture, market or sell our products, or we may fail to advance or maintain our competitive position.

     Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies, to preserve our trade secrets and to avoid infringing on the proprietary rights of third parties. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents, if any, that issued, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Many of our patents relating to ZADAXIN have expired, and we have rights to other patents and patent applications relating to ZADAXIN under exclusive licenses. If we breach the terms of any of these licenses, we could lose our rights to these patents and patent applications.

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

     If appropriate opportunities become available, we may attempt to acquire products, product candidates or businesses that we believe fit strategically with our business. We currently have no commitments or agreements with respect to material acquisitions. If we do undertake any transaction of this sort, the process of integrating an acquired product, product candidate or business may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for our ongoing business development plans. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in in-process research and development expenses, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization or impairment of goodwill or other intangible assets, which could adversely affect our business, financial condition and results of operations.

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

     We currently rely on sales of ZADAXIN outside of the U.S. as a treatment for hepatitis C and hepatitis B and certain cancers as our primary source of product revenue. Several large biopharmaceutical companies have substantial commitments to alpha interferon, an approved drug for treating hepatitis B and hepatitis C, and to lamivudine, an approved drug to treat hepatitis B. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for hepatitis C, hepatitis B, cystic fibrosis, cancer and other diseases that will be superior to ours.

     In the U.S., our product ZADAXIN is being evaluated in combination with pegylated interferon for the treatment of hepatitis C. Other companies are researching, developing, or marketing other products for use in combination with pegylated interferons for clinical indications including HCV and HBV. Such competitive products include ribavirin, allegedly improved ribavirin molecules and other products not yet in late stage clinical trials such as therapeutic vaccines and reverse transcriptase inhibitors. Our clinical trials may not show ZADAXIN to have advantages over such existing or future competitive products.

     We believe that we can position ZADAXIN as a complementary rather than competitive drug to many therapies, but cannot guarantee that we will be successful in this endeavor. We expect continuing advancements in and increasing awareness of the use of immune system enhancer therapy to fight cancer and infectious diseases and that this development may create new competitors. We cannot assure you that we will be able to successfully compete with any such competitors.

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

     There have been regulatory changes, including the Sarbanes-Oxley Act, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act and other rule changes and proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates over the past year and our rates for our various insurance policies are likely to increase. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

     In addition, there has been significant volatility in the market prices for publicly traded shares of pharmaceutical and biotechnology companies, including ours. The following factors may have an adverse impact on the market price of our common stock: significant negative changes in the major equity market indices; announcements of technical or product developments by us or our competitors; governmental regulation; health care legislation; public announcements regarding advances in the treatment of the disease states that we are targeting; public announcements from government officials relating to the biotechnology or pharmaceutical industries; patent or proprietary rights developments; changes in third-party reimbursement policies for our products; and fluctuations in our operating results. We cannot assure you that the price of our common stock will remain at or exceed current levels.

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

     As of June 30, 2002, we had $5.6 million in convertible notes payable, of which $4.0 million were issued in the quarter ended December 31, 2000 and $1.6 million were issued in the quarter ended March 31, 2001. This indebtedness, or additional debt we may incur to fund our operations, may make it more difficult for us to obtain additional financing. The outstanding notes are payable five years after issuance unless converted into common stock at the sole discretion of the holder. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result which would negatively impact our future prospects. As of June 30, 2002 we had cash, cash equivalents and short-term investments of $24.4 million.

Substantial sales of our stock or convertible securities may impact the market price of our common stock.

     As of June 30, 2002, stock options for 5,141,095 shares of common stock were outstanding, of which options for 3,457,942 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 1,970,500 shares of common stock and two issues of notes convertible into a total of 684,140 shares of common stock. In addition, the note holder has the right to purchase senior unsecured convertible notes due December 2005 and March 2006. If issued, the additional notes will bear no interest (zero coupon) and will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $82,469 decrease (0.6%) in fair value of our available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on our financial positions at June 30, 2002. Actual results may differ materially.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Shareholders on May 30, 2002 to elect seven (7) directors, to appoint Ernst & Young LLP as independent auditors, to reincorporate the Company as a Delaware corporation, to increase the number of shares which may be issued under the 1995 Equity Incentive Plan, and to amend the 1995 Nonemployee Director Stock Option Plan.

     At the Annual Meeting of Shareholders, all of the director nominees were elected with voting as follows:

	Votes
	For	Withheld

Jere E. Goyan, Ph.D.	23,406,994	2,973,092
Donald R. Sellers	22,985,653	3,394,433
John D. Baxter, M.D.	23,480,707	2,899,379
Edwin C. Cadman, M.D.	23,415,769	2,964,317
Rolf H. Henel	23,472,154	2,907,932
Jon S. Saxe	23,416,154	2,963,932
Dean S. Woodman	23,456,794	2,923,292

     Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2002. Voting was as follows: 26,205,890 for; 122,321, against; and 51,874 abstaining.

     Although a majority of the votes cast were in favor of the proposals to reincorporate SciClone Pharmaceuticals as a Delaware corporation and the associated initiatives, these proposals did not receive the number of votes required for approval. Voting was as follows: 10,082,695 for; 4,030,672 against; and 152,601 abstaining.

     Shareholders approved the increase in the maximum aggregate number of shares of Common Stock that may be issued under the Company’s 1995 Equity Incentive Plan by 1,350,000 shares from 4,750,000 shares to 6,100,000 shares. Voting was as follows: 20,552,637 for; 5,640,386 against; and 187,063 abstaining.

     Shareholders approved amending the Company’s 1995 Nonemployee Director Stock Option Plan to (1) increase the maximum aggregate number of shares of Common Stock that may be issued under the Plan by 250,000 shares, from 500,000 shares to 750,000 shares (2) increase the regular annual grant by 10,000 shares, from 10,000 to 20,000 shares, and (3) provide for full acceleration of vesting and exercisability of options to purchase Common Stock granted under the Plan upon the occurrence of a change in control. Voting was as follows: 20,917,204 for; 5,154,206 against; and 308,676 abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: August 14, 2002	/s/ Richard A. Waldron

Richard A. Waldron Chief Financial Officer (Principal Financial & Accounting Officer)