Form 10-Q
period 2002-09-30
SCICLONE PHARMACEUTICALS INC
filed 2002-11-07
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes [X]  No [   ]

     As of September 30, 2002, 36,876,397 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2002	2001

	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$23,528,000	$15,518,000
Restricted short-term investments	633,000	633,000
Other short-term investments	345,000	317,000
Accounts receivable, net	9,009,000	8,792,000
Inventories	3,326,000	4,059,000
Prepaid expenses and other current assets	897,000	1,333,000

Total current assets	37,738,000	30,652,000
Property and equipment, net	119,000	167,000
Intangible assets, net	785,000	1,091,000
Other assets	169,000	186,000

Total assets	$38,811,000	$32,096,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,533,000	$1,575,000
Accrued compensation and employee benefits	841,000	960,000
Accrued clinical trials expense	771,000	296,000
Accrued professional fees	645,000	633,000
Deferred revenue	895,000	—
Other accrued expenses	298,000	258,000

Total current liabilities	5,983,000	3,722,000
Deferred revenue	1,342,000	—
Convertible notes payable	5,600,000	5,600,000
Shareholders’ equity:
Common stock, no par value; 75,000,000 shares authorized; 36,876,397 and 32,474,150 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	156,240,000	145,713,000
Accumulated other comprehensive income	45,000	39,000
Accumulated deficit	(130,399,000)	(122,978,000)

Total shareholders’ equity	25,886,000	22,774,000

Total liabilities and shareholders’ equity	$38,811,000	$32,096,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Product sales	$4,298,000	$3,580,000	$12,294,000	$9,943,000
Contract revenue	224,000	—	448,000	—

Total revenue	4,522,000	3,580,000	12,742,000	9,943,000
Cost of product sales	918,000	714,000	2,525,000	1,948,000

Gross profit	3,604,000	2,866,000	10,217,000	7,995,000
Operating expenses:
Research and development	2,110,000	3,390,000	8,407,000	6,717,000
Sales and marketing	2,217,000	2,256,000	6,291,000	7,184,000
General and administrative	960,000	749,000	2,907,000	2,532,000

Total operating expenses	5,287,000	6,395,000	17,605,000	16,433,000

Loss from operations	(1,683,000)	(3,529,000)	(7,388,000)	(8,438,000)
Interest and investment income	100,000	174,000	252,000	672,000
Interest and investment expense	(91,000)	(90,000)	(271,000)	(243,000)
Other income (expense), net	2,000	3,272,000	(13,000)	3,492,000

Net loss	$(1,672,000)	$(173,000)	$(7,420,000)	$(4,517,000)

Basic and diluted net loss per share	$(0.05)	$(0.01)	$(0.22)	$(0.14)

Weighted average shares used in computing basic and diluted net loss per share	36,869,133	32,429,345	34,365,118	32,272,682

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(7,420,000)	$(4,517,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421,000	399,000
Changes in operating assets and liabilities:
Accounts receivable, net	(217,000)	(606,000)
Inventories	733,000	(575,000)
Prepaid expenses and other current assets	436,000	(358,000)
Accounts payable and other accrued expenses	998,000	(868,000)
Accrued compensation and employee benefits	(119,000)	(51,000)
Accrued clinical trials expense	475,000	772,000
Accrued professional fees	12,000	(15,000)
Deferred revenue	2,237,000	—

Net cash used in operating activities	(2,444,000)	(5,819,000)

Investing activities:
Purchase of property and equipment	(49,000)	(45,000)
Payment on purchase of marketable securities	(23,000)	(343,000)

Net cash used in investing activities	(72,000)	(388,000)

Financing activities:
Proceeds from issuance of convertible note	—	1,600,000
Proceeds from issuance of common stock, net of financing costs	10,526,000	849,000

Net cash provided by financing activities	10,526,000	2,449,000

Net increase (decrease) in cash and cash equivalents	8,010,000	(3,758,000)
Cash and cash equivalents, beginning of period	15,518,000	21,981,000

Cash and cash equivalents, end of period	$23,528,000	$18,223,000

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

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. There has been no impact on the Company’s operating results from the adoption of this standard.

3.	Comprehensive Loss

For the three-month periods ended September 30, 2002 and 2001, the Company’s total comprehensive loss amounted to $(1,690,000) and $(223,000), respectively. For the nine-month periods ended September 30, 2002 and 2001, the Company’s total comprehensive loss amounted to $(7,414,000) and $(4,503,000), respectively.

4.	Available-For-Sale Securities

The following is a summary of available-for sale securities at September 30, 2002 and December 31, 2001:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

September 30, 2002:
Certificate of deposit	$882,000	$—	$882,000
U.S. government obligations	17,447,000	—	17,447,000
Corporate equity securities	51,000	45,000	96,000

	$18,380,000	$45,000	$18,425,000

December 31, 2001:
Certificate of deposit	$865,000	$—	$865,000
Corporate obligations	10,858,000	6,000	10,864,000
Corporate equity securities	51,000	33,000	84,000

	$11,774,000	$39,000	$11,813,000

As of September 30, 2002, the available-for-sale securities are included as follows: $17,447,000 in cash and cash equivalents; $633,000 in restricted short-term investments and $345,000 in other short-term investments.

5.	Inventories

The following is a summary of inventories at September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001

Raw materials	$2,464,000	$2,759,000
Work in progress	478,000	1,269,000
Finished goods	464,000	431,000
Reserve	(80,000)	(400,000)

	$3,326,000	$4,059,000

6.	Prepaid Expenses

The Company’s prepaid expenses consist of payments to third party institutions conducting or managing our clinical trials and to insurance companies for business liability coverage.

7.	Intangible Assets

The following is a summary of intangible assets at September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001

Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,671,000)	(1,365,000)

	$785,000	$1,091,000

ZADAXIN® product rights that the Company acquired are being amortized over six years beginning in September 1998. Amortization expense for the three-month and nine-month periods ended September 30, 2002 and 2001 was $102,000 and $307,000, respectively, for both years. Amortization expense for the years ended December 31, 2002, 2003 and 2004 is expected to be $409,000, $409,000 and $273,000, respectively. The Company reassesses the useful life of these assets in accordance with current facts and circumstances. The Company’s policy is to identify and record impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company to date has not identified any changes in useful life or impairment losses on these assets.

8.	Minimum Purchase Requirements

The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN and CPX.

9.	Deferred Revenue

In January 2002, the Company received $2,685,000 from its European partner, Sigma-Tau under the terms of our collaborative agreement announced in late December 2001. This receipt has been recorded as deferred revenue and will be recognized as contract revenue over the next three years starting in April 2002, the estimated time to complete the ZADAXIN hepatitis C U.S. clinical program and anticipated FDA regulatory filings. For the three-month and nine-month periods ended September 30, 2002, the Company recognized $224,000 and $448,000, respectively as contract revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes” or similar expressions are intended to identify forward-looking statements including those statements we make regarding the timing and outcome of clinical trials, anticipated sales and cost of product sales, allocation of financial resources to certain trials and programs, reliance on third-party collaborators and research and development, sales and marketing, general and administrative and operating expense levels. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

     SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) is a biopharmaceutical company and its lead product ZADAXIN, an Immune System Enhancer, is in two phase 3 hepatitis C clinical trials in the U.S., a phase 3 hepatitis B clinical trial in Japan, a phase 2 malignant melanoma clinical trial in Europe, and two phase 2 liver cancer trials in the U.S. ZADAXIN has been approved for sale by the ministries of health in over 30 countries and is marketed in China and selected other countries outside the U.S. ZADAXIN has been administered to more than 10,000 patients in both clinical and commercial use, alone and in combination with anti-viral and anti-cancer drugs, without producing any ZADAXIN related significant side effects or toxicities.

Results of Operations

     Total Revenue

     Product sales were $4,298,000 and $12,294,000 for the three-month and nine-month periods ended September 30, 2002, as compared to $3,580,000 and $9,943,000 for the corresponding periods in 2001. The growth was largely due to increased sales of ZADAXIN to our importers in China.

     Contract revenue was $224,000 and $448,000 for the three-month and nine-month periods ended September 30, 2002, respectively, as compared to none in 2001. The contract revenue we recognized in 2002 was in connection with funds we received from Sigma-Tau. These funds have been recorded as deferred revenue and are being recognized as contract revenue over three years starting in April 2002, the estimated time to complete the ZADAXIN U.S. hepatitis C clinical trial program and anticipated FDA regulatory filings.

     For the three-month and nine-month periods ended September 30, 2002, all of our product sales were derived from sales of ZADAXIN, and in each period, China accounted for approximately 88% of this revenue. Sales emphasis is concentrated in China because, as our most developed market, marketing expenditures are more likely to result in sales and profits compared to newer markets, which require investment and development spending.

     Cost of Product Sales

     Cost of product sales were $918,000 and $2,525,000 for the three-month and nine-month periods ended September 30, 2002 as compared to $714,000 and $1,948,000 for the corresponding periods in 2001 with the increase being primarily due to higher product sales. We expect cost of product sales to vary from quarter to quarter, depending upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product inventory.

     Research and Development

     Research and development expenses were $2,110,000 and $8,407,000 for the three-month and nine-month periods ended September 30, 2002, as compared to $3,390,000 and $6,717,000 for the corresponding periods in 2001. The decrease in the three-month period ended September 30, 2002 was primarily due to higher expenses in 2001 for the clinical trial in Japan and the impact of the refinement of our clinical trial accrual estimates relating to our U.S. ZADAXIN hepatitis C trials. The revisions to our estimates reduced research and development expenses in the third quarter of 2002 by $625,000. The increase in the nine-month period ended September 30, 2002 related to higher expenses in 2002 for our late-stage clinical programs for ZADAXIN in the U.S. The initiation and continuation of ZADAXIN clinical trials have had, and will continue to have, the largest and most significant effect on our research and development expenses. Expenses related to grants to institutions that conduct the clinical trials on our behalf are accrued based on the level of patient enrollment and activity according to the protocol. In general, these expenses will be higher for the initial and final months of a patient’s scheduled 18 months of treatment and observation. Fees to the clinical research organization (CRO) managing the trials and laboratory and other direct expenses are recognized in the period they are incurred. We expect that the current level of spending on and the projected costs to complete our ZADAXIN clinical trials in the U.S. will require us to seek additional capital resources. Our research and development spending is focused almost exclusively on ZADAXIN, and we expect this to continue unless and until we obtain additional resources which could be applied to our other product candidates. In general, we expect product research and development expenses to increase in absolute dollars over the next several years and to vary quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Sales and Marketing

     Sales and marketing expenses were $2,217,000 and $6,291,000 for the three-month and nine-month periods ended September 30, 2002, as compared to $2,256,000 and $7,184,000 for the corresponding periods in 2001. The decrease in the 2002 nine-month period was related to lower promotional and advertising expenses. We expect our sales and marketing expenses to vary quarter to quarter and to increase in the next several years as we expect to expand our commercialization and marketing efforts and pursue additional strategic collaborations.

     General and Administrative

     General and administrative expenses were $960,000 and $2,907,000 for the three-month and nine-month periods ended September 30, 2002, as compared to $749,000 and $2,532,000 for the corresponding periods in 2001. The increases were primarily related to increased legal expenses. In the near term, we expect general and administrative expenses to vary quarter to quarter and to increase over the next several years as we augment our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     Interest and Investment Income

     Interest and investment income was $100,000 and $252,000 for the three-month and nine-month periods ended September 30, 2002, as compared to $174,000 and $672,000 for the corresponding periods in 2001. The decrease was primarily due to lower interest rates.

     Interest and Investment Expense

     Interest and investment expense was $91,000 and $271,000 for the three-month and nine-month periods ended September 30, 2002, as compared to $90,000 and $243,000 for the corresponding periods in 2001.

     Other Income (Expense), net

     Other income (expense), net, was $2,000 and $(13,000) for the three-month and nine-month periods ended September 30, 2002, as compared to $3,272,000 and $3,492,000 for the corresponding periods in 2001. The higher other income amount in 2001 was due to a repayment of a loan that had previously been written off.

     Liquidity and Capital Resources

     At September 30, 2002 and 2001, we had $24,506,000 and $19,096,000, respectively, in cash, cash equivalents and short-term investments, $633,000 of which was restricted cash at each date. Our short-term investments consist primarily of short term U.S. government and agency obligations.

     Net cash used by us in operating activities amounted to $2,444,000 for the nine-month period ended September 30, 2002. Net cash used in operating activities in the 2002 period was less than our net loss for that period primarily due to the receipt of a payment from Sigma-Tau of $2,685,000 for a clinical trial collaboration which increased deferred revenue balances by $2,237,000, depreciation and amortization, increases in accrued clinical trials expense, increases in accounts payable and decreases in prepaid expenses and inventories, partially offset by increases in accounts receivable.

     Net cash used by us in investing activities amounted to $72,000 for the nine-month period ended September 30, 2002 and related primarily to the purchase of $49,000 in property and equipment.

     Net cash provided by financing activities amounted to $10,526,000 for the nine-month period ended September 30, 2002. Net cash provided by financing activities consisted of $494,000 related to exercises of outstanding options under our employee stock option plans, $118,000 for the issuance of common stock under our employee stock purchase plan and gross proceeds of $10,630,000 from the offering of our common stock in June 2002, less $716,000 in financing-related costs.

     Our contractual obligations and other commitments as of September 30, 2002 were as follows:

	Payments Due by Period

Contractual		Less than 1
Obligations	Total	year	1-3 years	4-5 years	After 5 years

Long Term Debt	$5,600,000	$—	$—	$5,600,000	$—
Operating Leases	5,347,000	1,339,000	2,712,000	1,296,000	—

Total Contractual Cash Obligations	$10,947,000	$1,339,000	$2,712,000	$6,896,000	$—

	Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than 1
Commitments	Committed	year	1-3 years	4-5 years	After 5 years

Letter of Credit	$633,000	$633,000	—	—	—

     None of our officers or directors were involved in any related party transactions with the Company in the three-month and nine-month periods ended September 30, 2002.

     Management intends to give priority use of the Company’s financial resources to ZADAXIN clinical programs in the United States. Management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations through 2003. We will need to obtain additional capital to support our long-term product development. Assuming approval of ZADAXIN by the U.S. FDA and other regulatory authorities, we may also require additional capital for our commercialization programs. The need, timing and amount of additional funding will depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business.

Risk Factors

     You should carefully consider the risks described below, in addition to the other information in this report on Form 10-Q, before making an investment decision. Each of these risk factors could adversely affect our business, financial condition, and operating results as well as adversely affect the value of an investment in our common stock.

Our phase 3 clinical trials in the U.S. for the approval of ZADAXIN in combination with pegylated interferon for the treatment of hepatitis C may fail, which will harm our business.

     Currently, there is no U.S. FDA approved therapy for hepatitis C patients who have failed to respond to prior therapy with interferon plus ribavirin or with interferon alone. We designed phase 3 clinical trials based on the use of ZADAXIN in combination with pegylated interferon to address this medical need. There can be no assurances that the results from our previous hepatitis C studies which enabled us to produce this design will carryover to the trials involving a combination of ZADAXIN and pegylated interferon and any resulting data may be insufficient or inadequate to demonstrate appropriate efficacy under FDA guidelines. In addition, insufficient data resulting from the clinical trials would also adversely affect our ability to market and sell ZADAXIN in markets where it is approved for sale. We have begun enrolling patients in both of the phase 3 trials in our hepatitis C clinical program in the U.S.; however, there are trials being conducted by competitors seeking to enroll similar patients and competition for appropriate patients for these clinical trials is significant. We may not be able to enroll patients quickly enough to meet our timing expectations for completing the trial which would delay the preparation of a new drug application (NDA); or we may not be able to fully enroll the studies or patient drop out rates could be higher than anticipated, either of which could weaken the quality of an NDA. Our hepatitis C clinical trials have been designed to show that the combination of ZADAXIN and pegylated interferon adds a significant clinical benefit when compared to the use of pegylated interferon alone in the treatment of hepatitis C. However, the independent use of the pegylated form of interferon may perform better than anticipated which could weaken the quality of an NDA. ZADAXIN has been used both clinically and commercially in thousands of patients without producing any reported ZADAXIN related significant side effects or toxicities, and the pegylated interferon used in the clinical trials has been approved by the FDA and has documented adverse side effects. Should the combination therapy of ZADAXIN and pegylated interferon cause significant new or to a greater degree the same adverse side effects, our clinical trials could be delayed, patients may drop out at a greater than anticipated rate, we may be forced to halt the trials, or the FDA may reject an NDA on safety issues. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in combination with pegylated interferon will be impaired, and our business will suffer.

We rely on third parties to manufacture our clinical trial product. Deficiencies in their work could delay or harm our trials or the approval process and harm our business.

     We manufacture the ZADAXIN used in our phase 3 trials under cGMP guidelines and under our direct manufacturing and quality control using third party cGMP manufacturers and suppliers. If unanticipated deficiencies in these manufacturers or suppliers occur, this could create a delay in the assembling of a timely and acceptable NDA. Although all of the ZADAXIN and pegylated interferon planned to be used in the hepatitis C clinical trials has already been manufactured and received, any recall of either product by a manufacturer could delay the clinical trials or detract from the integrity of the trial data. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in combination with pegylated interferon will be impaired, and our business will suffer.

We may not be able to successfully develop or commercialize our products.

     Many of our products are in the development stage and will require the commitment of substantial resources, devoted to extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. We cannot assure you that commercially viable products will result from these efforts. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. We have limited experience in conducting and managing U.S. clinical trials and we rely, in part, on third parties, particularly clinical research organizations and our development partners, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or failure to complete, these clinical trials if third parties fail to fulfill their obligations to us. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

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

     The research, preclinical and clinical development, manufacturing, marketing and sale of ZADAXIN and our other drug candidates are subject to extensive regulation by governmental authorities. ZADAXIN and any other products we may sell in countries outside the U.S. must be approved by the foreign counterparts of the FDA before they can be sold in any jurisdiction. Obtaining regulatory approval is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process for drugs that have not been previously approved in countries with established clinical trial review procedures is uncertain, and this may delay or prevent the grant of regulatory approvals for ZADAXIN. In addition, to secure these regulatory approvals, we will need, among other things, to demonstrate favorable results from additional clinical trials of ZADAXIN. Even if we are able to complete the clinical trials we have sponsored or are planning in a timely or cost effective manner, these trials may not fulfill the applicable regulatory approval criteria, in which case we will not be able to obtain regulatory approval in these countries. There can be no assurance that we will ultimately obtain regulatory approvals in our targeted countries in a timely and cost-effective manner or at all. Our failure to obtain the required regulatory approvals so that we can develop, market and sell our products in countries where we currently do not have such rights will limit our revenues.

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

     We have experienced significant operating losses since our inception and as of September 30, 2002, we had an accumulated deficit of approximately $130 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the U.S., and we may never achieve profitability. Our failure to achieve profitability may cause our stock price to decline.

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our financial condition will be harmed.

     Our product revenue in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. Substantially all of our ZADAXIN sales are to customers in China. Sales of ZADAXIN in China may be limited due to its low average personal income, lack of patient cost reimbursement, poorly developed infrastructure, and existing and potential competition from other products, including generics. We are currently in the process of renewing our importation permit to allow us to continue to sell our product to the importers in China. Our business would be severely harmed if we were unable to renew the permit or if the renewal process were prolonged and we were not granted an exemption to make periodic shipments into China. In China ZADAXIN is sold as an imported finished product. The attractiveness of the ZADAXIN market may encourage local companies to introduce lower priced locally manufactured generic competitive products. If this occurs, there could be a negative impact on the price and the volume of ZADAXIN sold to this country and this would harm our business.

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

     Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies, to preserve our trade secrets and to avoid infringing on the proprietary rights of third parties. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents, if any, that issued, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to ZADAXIN have expired, we have rights to other patents and patent applications relating to ZADAXIN under exclusive licenses. If we breach the terms of any of these licenses, we could lose our rights to these patents and patent applications.

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

     Competition in the biopharmaceutical industry is intense and we expect that competition to increase. Our success depends on our ability to compete. We believe that the principal competitive factors in this industry include the efficacy, safety, price, therapeutic regimen, manufacturing quality assurance, and patents associated with a given drug. Our competitors include biopharmaceutical companies, biotechnology firms, universities and other research institutions, both in the U.S. and abroad, that are actively engaged in research and development of products in the therapeutic areas we are pursuing, particularly hepatitis C, hepatitis B, and cancer. Competitors are currently marketing drugs for hepatitis C, hepatitis B and cancer, or have products in late-stage clinical trials.

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

     We currently rely on sales of ZADAXIN outside of the U.S. as a treatment for hepatitis C and hepatitis B and certain cancers as our primary source of product revenue. Several large biopharmaceutical companies have substantial commitments to alpha interferon, an approved drug for treating hepatitis B and hepatitis C, and to lamivudine, an approved drug to treat hepatitis B. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for hepatitis C, hepatitis B, cancer, and other diseases that will be superior to ours.

     In the U.S., our product ZADAXIN is being evaluated in combination with pegylated interferon for the treatment of hepatitis C patients who have failed to respond to prior therapy with interferon plus ribavirin or with interferon alone. Other companies are researching, developing, or marketing other products for use in combination with pegylated interferons for clinical indications including HCV and HBV. Such competitive products include ribavirin, allegedly improved ribavirin molecules and other products not yet in late stage clinical trials such as therapeutic vaccines and reverse transcriptase inhibitors. Our clinical trials may not show ZADAXIN to have advantages over such existing or future competitive products nor to have clinically significant synergistic value.

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

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

     A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

     We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and international nature of our business. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, numerous key responsibilities at SciClone are assigned to a small number of individuals. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would adversely be affected. At this time, we do not maintain “key person” life insurance on any of our key personnel.

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

     U.S. and global economies have weakened due to the effects and uncertainties caused by the events of September 2001 which may result in a decrease in our revenues and cause our stock price to decline. Further, high profile corporate governance and accounting problems and resulting corporate failures have eroded investor confidence. In the wake of these events, U.S. and global capital markets have experienced a period of extreme volatility, and this may continue for some time.

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

     As of September 30, 2002, we had $5.6 million in convertible notes payable, of which $4.0 million were issued in the quarter ended December 31, 2000 and $1.6 million were issued in the quarter ended March 31, 2001. This indebtedness, or additional debt we may incur to fund our operations, may make it more difficult for us to obtain additional financing. The outstanding notes are payable five years after issuance unless converted into common stock at the sole discretion of the holder. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result which would negatively impact our future prospects. As of September 30, 2002 we had cash, cash equivalents and short-term investments of $24.5 million.

Substantial sales of our stock or convertible securities may impact the market price of our common stock.

     As of September 30, 2002, stock options for 5,115,282 shares of common stock were outstanding, of which options for 3,595,474 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 1,970,500 shares of common stock and two issues of notes convertible into a total of 684,140 shares of common stock. In addition, the note holder has the right to purchase senior unsecured convertible notes due December 2005 and March 2006. If issued, the additional notes will bear no interest (zero coupon) and will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

     Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our shareholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights of holders of our common stock may be adversely affected by the rights granted to holders of preferred stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference — a pre-set distribution in the event of a liquidation — that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common shareholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality U.S. government and agency obligations. Our investments in U.S. government and agency obligations are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $82,791 decrease (0.6%) in fair value of our available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on our financial positions at September 30, 2002. Actual results may differ materially.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our Chief Executive Officer and the Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. Since the date of that evaluation, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3(i).1(1)	Restated Articles of Incorporation.
3(i).2(2)	Certificate of Amendment of Restated Articles of Incorporation.
3(i).3(3)	Certificate of Determination.
3(i).4(4)	Certificate of Determination Regarding the terms of the Series C Preferred Stock.
3(ii).1(1)	Bylaws.
3(ii).2(2)	Certificate of Amendment of Bylaws.
4.1(3)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, L.L.C.
4.2(5)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.
4.3(5)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.
4.4(5)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.
4.5(6)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.
4.6(6)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.
4.7(6)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.
99.1(7)	Certification of Chief Executive Officer.
99.2(7)	Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200, 80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(3)	Incorporated by reference from the Company’s current Report on Form 8-K filed on October 14, 1997.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q on May 15, 2001.

(7)	Filed herewith.

(b)	Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: November 7, 2002	/s/ Richard A. Waldron Richard A. Waldron Chief Financial Officer (Principal Financial & Accounting Officer)

CERTIFICATIONS

I, Donald R. Sellers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SciClone Pharmaceuticals, Inc. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ Donald R. Sellers Donald R. Sellers Chief Executive Officer

I, Richard A. Waldron, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SciClone Pharmaceuticals, Inc. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ Richard A. Waldron Richard A. Waldron Chief Financial Officer (Principal Financial & Accounting Officer)