Form 10-Q
period 2003-03-31
SCICLONE PHARMACEUTICALS INC
filed 2003-05-09
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [X]	No [ ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

          As of March 31, 2003, 37,487,394 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,687,000	$20,233,000
Restricted short-term investments	685,000	685,000
Other short-term investments	213,000	232,000
Accounts receivable, net of allowances of $638,000 in 2003 and 2002	10,541,000	9,276,000
Inventories	3,385,000	3,431,000
Prepaid expenses and other current assets	2,380,000	2,297,000

Total current assets	33,891,000	36,154,000
Property and equipment, net	94,000	111,000
Intangible assets, net	665,000	682,000
Other assets	157,000	164,000

Total assets	$34,807,000	$37,111,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,691,000	$3,150,000
Accrued compensation and employee benefits	565,000	1,089,000
Accrued clinical trials expense	937,000	966,000
Accrued professional fees	562,000	679,000
Deferred revenue	895,000	895,000
Other accrued expenses	242,000	259,000

Total current liabilities	5,892,000	7,038,000
Deferred revenue	895,000	1,119,000
Convertible notes payable	5,600,000	5,600,000
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 75,000,000 shares authorized; 37,487,394 and 36,904,916 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	158,239,000	156,290,000
Accumulated other comprehensive income	58,000	79,000
Accumulated deficit	(135,877,000)	(133,015,000)

Total shareholders’ equity	22,420,000	23,354,000

Total liabilities and shareholders’ equity	$34,807,000	$37,111,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2003	2002

Product sales	$5,000,000	$3,948,000
Contract revenue	224,000	—

Total revenue	5,224,000	3,948,000
Cost of product sales	1,016,000	792,000

Gross margin	4,208,000	3,156,000
Operating expenses:
Research and development	3,783,000	2,526,000
Sales and marketing	2,229,000	2,008,000
General and administrative	1,012,000	992,000

Total operating expenses	7,024,000	5,526,000

Loss from operations	(2,816,000)	(2,370,000)
Interest and investment income	53,000	76,000
Interest and investment expense	(91,000)	(90,000)
Other expense, net	(8,000)	(19,000)

Net loss	$(2,862,000)	$(2,403,000)

Basic and diluted net loss per share	$(0.08)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per share	37,320,130	32,583,558

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2003	2002

Operating activities:
Net loss	$(2,862,000)	$(2,403,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,000	146,000
Changes in operating assets and liabilities:
Accounts receivable, net	(1,265,000)	(544,000)
Inventories	46,000	(251,000)
Prepaid expenses and other current assets	(83,000)	178,000
Accounts payable and other accrued expenses	(476,000)	102,000
Accrued compensation and employee benefits	(525,000)	(422,000)
Accrued clinical trials expense	(29,000)	145,000
Accrued professional fees	(117,000)	(50,000)
Deferred revenue	(224,000)	2,685,000

Net cash used in operating activities	(5,490,000)	(414,000)

Investing activities:
Purchase of property and equipment	(4,000)	(36,000)
Payment on purchase of marketable securities	—	(7,000)

Net cash used in investing activities	(4,000)	(43,000)

Financing activities:
Proceeds from issuance of common stock, net of financing costs	1,948,000	471,000

Net cash provided by financing activities	1,948,000	471,000

Net increase (decrease) in cash and cash equivalents	(3,546,000)	14,000
Cash and cash equivalents, beginning of period	20,233,000	15,518,000

Cash and cash equivalents, end of period	$16,687,000	$15,532,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2002 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts have been reclassified to conform to the current period presentation.

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

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive common shares from convertible debt, stock options and warrants are excluded, as their effect is antidilutive.

Accounting For Stock-Based Compensation

The Company accounts for its stock option and employee stock purchase plans under the provisions of Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations. Accordingly, the Company does not recognize compensation expense in accounting for its stock option and employee stock purchase plans for awards to employees and directors granted at fair market value.

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three month period ended March 31, 2003 and the corresponding period in 2002: risk-free interest rates of 2.00% and 2.00%, respectively; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.95 and 0.96, respectively, and a weighted average expected life of the option of 4.00 years and 4.00 years, respectively.

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

Had compensation expense for the Company’s option and employee purchase plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2003	2002

Net loss — as reported	$(2,862,000)	$(2,403,000)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(552,000)	(525,000)

Net loss — pro forma	$(3,414,000)	$(2,928,000)

Basic and diluted net loss per share — as reported	$(0.08)	$(0.07)

Basic and diluted net loss per share — pro forma	$(0.09)	$(0.09)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years due to the different number of options granted each year.

3.	Comprehensive Loss

For the three-month periods ended March 31, 2003 and 2002, the Company’s total comprehensive loss amounted to $(2,883,000) and $(2,365,000), respectively.

4.	Available-For-Sale Securities

The following is a summary of available-for sale securities at March 31, 2003 and December 31, 2002:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

March 31, 2003:
Certificate of deposit	$787,000	$—	$787,000
U.S. government obligations	13,108,000	—	13,108,000
Corporate equity securities	51,000	60,000	111,000

	$13,946,000	$60,000	$14,006,000

December 31, 2002:
Certificate of deposit	$787,000	$—	$787,000
U.S. government obligations	13,723,000	—	13,723,000
Corporate equity securities	51,000	79,000	130,000

	$14,561,000	$79,000	$14,640,000

As of March 31, 2003, the available-for-sale securities are included as follows: $13,108,000 in cash and cash equivalents; $685,000 in restricted short-term investments and $213,000 in other short-term investments. As of December 31, 2002, the available-for-sale securities are included as follows: $13,723,000 in cash and cash equivalents; $685,000 in restricted short-term investments and $232,000 in other short-term investments.

5.	Inventories

The following is a summary of inventories at March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

Raw materials	$2,709,000	$2,190,000
Work in progress	164,000	159,000
Finished goods	512,000	1,082,000

	$3,385,000	$3,431,000

6.	Intangible Assets

The following is a summary of intangible assets:

	March 31,	December 31,
	2003	2002

Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,791,000)	(1,774,000)

	$665,000	$682,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expense for the three-month periods ended March 31, 2003 and 2002 was $17,000 and $101,000, respectively. Amortization expense in 2002 was based on an estimated useful life of six years. For the years ending December 31, 2003 through 2012, annual amortization expense is expected to be $70,000. The Company reassessed the estimated useful life of the assets to be an additional eight years as of December 31, 2002. The Company reassessed the useful life to be eight years as the European patent for the use of ZADAXIN in the treatment of hepatitis C expires in 2012 and the Company, based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, has assessed that the acquired product rights will be useful to the Company through 2012. The Company’s policy is to identify and record impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

7.	Minimum Purchase Requirements

The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN and CPX.

8.	Deferred Revenue

In January 2002, the Company received $2,685,000 from its European partner, Sigma-Tau under the terms of our collaborative agreement announced in late December 2001. This receipt has been recorded as deferred revenue and is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program beginning in April 2002 and the period of sharing the clinical data from this program with Sigma-Tau, the substantive performance requirements under the contract. For the three-month period ended March 31, 2003, the Company recognized $224,000 as contract revenue.

9.	Shareholders’ Equity

In January 2003, the Company completed a $1,800,000 direct placement to affiliates of Sigma-Tau less $13,000 in financing-related costs. The affiliates purchased 504,938 shares of the Company’s common stock at $3.5648 per share. The shares issued were restricted securities, and Sigma-Tau and its affiliates are not permitted to sell any of the shares purchased in this private placement until January 24, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes” or similar expressions are intended to identify forward-looking statements including those statements we make regarding sales and demand for ZADAXIN, working capital, cash flow, our future financial results, the timing and outcome of clinical trials, anticipated sales and cost of product sales, allocation of financial resources to certain trials and programs, research and development expense levels, sales and marketing expense levels, future commercialization and marketing efforts and general and administrative and other operating expense levels. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

     ZADAXIN has been approved for sale by the ministries of health in over 30 countries including in the first quarter of 2003 the approval for use as a vaccine adjuvant.in Hong Kong. ZADAXIN is marketed in China and selected other countries outside the U.S, and the cash flow generated by these operations contributes significant support to our ZADAXIN late-stage clinical trials. ZADAXIN has been administered to over 10,000 patients to date in both clinical and commercial use, alone and in combination with antiviral and anticancer drugs, without producing any known ZADAXIN related significant side effects or toxicities. ZADAXIN is manufactured by third party manufacturers in the U.S. and Europe in compliance with U.S. Food and Drug Administration (FDA) current Good Manufacturing Practices (cGMP), or the foreign equivalent of such standards.

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

Results of Operations

     Total Revenue

     Product sales were $5,000,000 for the three-month period ended March 31, 2003, as compared to $3,948,000 for the corresponding period in 2002. The growth was largely due to increased sales volume of ZADAXIN to our importers in China.

     For the three-month period ended March 31, 2003, all of our product sales were derived from sales of ZADAXIN, and China accounted for approximately 87% of this revenue.

     Contract revenue was $224,000 for the three-month period ended March 31, 2003, as compared to none for the corresponding period in 2002. The contract revenue we recognized was in connection with funds we received from Sigma-Tau in January 2002 which will be recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau, the substantive performance requirements under the contract.

     Cost of Product Sales

     Cost of product sales were $1,016,000 for the three-month period ended March 31, 2003 as compared to $792,000 for the corresponding period in 2002 with the increase being primarily due to higher product sales. We expect cost of product sales to vary from quarter to quarter, depending upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product inventory.

     Research and Development

     Research and development expenses were $3,783,000 for the three-month period ended March 31, 2003, as compared to $2,526,000 for the corresponding period in 2002. The increase in the three-month period ended March 31, 2003 was primarily to support our ZADAXIN phase 3 clinical trials in the U.S. and Japan. The initiation and continuation of ZADAXIN clinical trials have had, and will continue to have, the largest and most significant effect on our research and development expenses. In general, we expect product research and development expenses to increase in absolute dollars over the next several years and to vary quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Sales and Marketing

     Sales and marketing expenses were $2,229,000 for the three-month period ended March 31, 2003, as compared to $2,008,000 for the corresponding period in 2002. The increase was related to the expansion of our markets for ZADAXIN. We expect our sales and marketing expenses to vary quarter to quarter and to increase in the next several years as we expect to expand our commercialization and marketing efforts.

     General and Administrative

     General and administrative expenses were $1,012,000 for the three-month period ended March 31, 2003, as compared to $992,000 for the corresponding period in 2002. In the near term, we expect general and administrative expenses to vary quarter to quarter as we increase our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     Interest and Investment Income

     Interest and investment income was $53,000 for the three-month period ended March 31, 2003, as compared to $76,000 for the corresponding period in 2002. The decrease was primarily due to lower average invested cash balances and lower interest rates.

     Interest and Investment Expense

     Interest and investment expense was $91,000 for the three-month period ended March 31, 2003, as compared to $90,000 for the corresponding period in 2002.

     Liquidity and Capital Resources

     At March 31, 2003 and December 31, 2002, we had $17,585,000 and $21,151,000, respectively, in cash, cash equivalents and short-term investments, $685,000 of which was restricted cash at each date. Our short-term investments consist primarily of highly liquid marketable securities.

     Net cash used by us in operating activities amounted to $5,490,000 for the three-month period ended March 31, 2003 compared with $414,000 for the corresponding period in 2002. The change was primarily due to increases in accounts receivable and decreases in accounts payable and accrued compensation and employee benefits during the three month period ended March 31, 2003 compared to an increase of $2,685,000 in deferred revenue during the 2002 period.

     Net cash used by us in investing activities amounted to $4,000 for the three-month period ended March 31, 2003 and related to the purchase of property and equipment.

     Net cash provided by financing activities amounted to $1,948,000 for the three-month period ended March 31, 2003. Net cash provided by financing activities consisted of $114,000 related to exercises of outstanding options under our employee stock option plans, $47,000 for the issuance of common stock under our employee stock purchase plan and gross proceeds of $1,800,000 from a direct placement to affiliates of Sigma-Tau in January 2003, less $13,000 in financing-related costs.

     Our contractual obligations and other commitments as of March 31, 2003 were as follows:

	Payments Due by Period

Contractual		Less than 1
Obligations	Total	year	1-3 years	4-5 years	After 5 years

Convertible notes payable	$5,600,000	$—	$5,600,000	$—	$—
Operating leases	5,938,000	978,000	4,029,000	931,000	—
Minimum annual royalty obligations	390,000	65,000	195,000	130,000	—

Total contractual cash obligations	$11,928,000	$1,043,000	$9,824,000	$1,061,000	$—

		Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than 1
Commitments	Committed	year	1-3 years	4-5 years	After 5 years

Letters of Credit	$685,000	$685,000	—	—	—

     None of our officers or directors were involved in any related party transactions with the Company in the three-month periods ended March 31, 2003 and 2002.

     Management intends to give priority use of the Company’s financial resources to ZADAXIN clinical programs in the United States. Management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations through at least the next twelve months. We will need to obtain additional capital to support our long-term product development. Assuming approval of ZADAXIN by the U.S. FDA and other regulatory authorities, we may also require additional capital for our commercialization programs. The need, timing and amount of additional funding will depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business.

Recent Developments

     On April 24, 2003, the Company announced that beginning early in its second quarter there was a significant and unanticipated increase in local sales of ZADAXIN to hospitals in China which was believed to be related to the use of immune system enhancers in connection with severe acute respiratory syndrome (“SARS”). On May 6, 2003, the Company announced that SARS related export sales to China were expected to increase sales of ZADAXIN to more than $15 million for the second quarter of 2003. In China, the growing awareness of the SARS virus and the intense search for methods to treat this disease have created an unanticipated additional demand for ZADAXIN and many other products. During the quarter, the Company and its production and other partners have worked to address this new SARS related demand for ZADAXIN.

     We believe it is still too early to predict the magnitude and sustainability of SARS related ZADAXIN sales on our revenues and cash flow into the third quarter 2003 and beyond. SARS has emerged very recently and no conclusive data has yet been reported regarding the effectiveness of any drug therapy in either its treatment or its prevention, and no data is available regarding the use of ZADAXIN in connection with SARS. In China, immune system enhancers have been recommended by the Chinese Department of Health for use in the treatment of SARS.

     If the impact of these increased sales meets our expectations, we believe that our current cash position and projected funds from international sales operations will be sufficient to fund our existing clinical development programs and currently planned operations through the first quarter of 2006.

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

Our expectations regarding an increase in revenue as a result of SARS related increased demand may not be realized.

     While we have already experienced an increase in orders for ZADAXIN as a result of the increased demand we reported during the second quarter of fiscal 2003, there can be no assurance that revenue will meet our expectations. Actual revenue, operating profit and cash flow could fall below our expectations due to a variety of factors, including changes in treatment in China, changes in the rate of infection, the emergence of evidence as to the effectiveness or ineffectiveness of ZADAXIN or of other potential treatments for SARS, inability to meet demand, cancellation of orders or other factors, including the factors sited elsewhere in these Risk Factors.

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

We rely on third parties to manufacture our clinical trial product. Deficiencies in their work could delay or harm our sales or our trials or the approval process and harm our business.

     We manufacture the ZADAXIN used in our phase 3 trials under cGMP guidelines and under our direct manufacturing and quality control supervision, using third party cGMP manufacturers and suppliers. If unanticipated deficiencies in these manufacturers or suppliers occur, this could create a delay in the assembling of a timely and acceptable NDA. If sales of ZADAXIN were to increase dramatically, our third party manufacturers may not be able to manufacture ZADAXIN quickly enough to satisfy demand, which could limit our ability to satisfy increased demand or could adversely affect the ability of these manufacturers to manufacture products for our clinical trials. Not all of the ZADAXIN planned to be used in our hepatitis C clinical trials has been manufactured and received. Pegylated interferon alpha is being supplied to us by Roche on an as needed basis. Any delay in receiving or recall of pegylated interferon alpha or ZADAXIN could delay the clinical trials or detract from the integrity of the trial data. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in combination with pegylated interferon alpha will be impaired, our business will suffer and the price of our stock may decline. We have been in the process of qualifying new additional manufacturers of ZADAXIN and if we encounter problems with this process of validation, our sales or our clinical trials could be adversely affected.

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

     We have experienced significant operating losses since our inception and as of March 31, 2003, we had an accumulated deficit of approximately $136,000,000. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the U.S., and we may never achieve profitability. Our failure to achieve profitability may cause our stock price to decline.

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

     China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place relatively few orders within any six month period and each order is typically for large quantities. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. Because we use a small number of importing agents in China, our account receivable from any one importing agent is material and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected, at least in the short term.

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

     To be successful, our products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. If sales of ZADAXIN increase dramatically, our third party manufacturers may not be able to manufacture ZADAXIN quickly enough to satisfy demand, which would harm our ability to capitalize on revenue generating opportunities. Manufacturing interruptions could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business.

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

     The clinical development of ZADAXIN is our primary product development objective; however, if we do not advance the products we have in-licensed from preclinical into clinical development, we may lose the rights to these products. We may also have a shortage of drugs to develop and commercialize if we do not license or otherwise acquire rights to additional drugs. Any shortage in the number of drugs that we are able to develop and commercialize may reduce our prospects for future revenue.

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products.

     We depend in part on our distributors and business partners to develop and/or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. Specifically, Sigma-Tau is our European partner responsible for the development and marketing of ZADAXIN in Europe. We generally do not have control over the amount and timing of resources that our business partners devote to ZADAXIN and they have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development and/or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators, and we may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

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

     The U.S. is the world’s largest consumer and as such, the current economic slowdown in the U.S. may adversely affect the economies of other countries, including the developing countries in Asia, Latin America and the Middle East from which we derive essentially all of our revenues. If the economic conditions in the U.S. continue or worsen, these developing countries may also experience an economic slowdown or recession, which would likely result in a decrease of sales of ZADAXIN. Any decrease in sales of ZADAXIN would harm our operating results and cash flows and likely cause our stock price to decline.

The current geopolitical situation in the Middle East and other countries may cause our business to suffer.

     If the current geopolitical conditions in the Middle East and North Korea worsen resulting global developments would likely result in a decrease of sales of ZADAXIN. Any decrease in sales of ZADAXIN would harm our operating results, delay our efforts to achieve profitability, and likely cause our stock price to decline.

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

     As of March 31, 2003, we had $5,600,000 in convertible notes payable, $4,000,000 of which were issued in the quarter ended December 31, 2000 and $1,600,000 in the quarter ended March 31, 2001. This indebtedness, or additional debt we may incur to fund our operations, may make it more difficult for us to obtain additional financing. The outstanding notes are payable five years after issuance unless converted into common stock at the sole discretion of the holder. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result which would negatively impact our future prospects. As of March 31, 2003 we had cash, cash equivalents and short-term investments of $17,585,000.

Substantial sales of our stock or convertible securities may impact the market price of our common stock.

     As of March 31, 2003, stock options for 5,036,760 shares of common stock were outstanding, of which options for 3,752,793 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 1,570,500 shares of common stock at prices ranging from $2.25 to $7.00 per share and two issues of notes convertible into a total of 684,140 shares of common stock. In addition, the note holder has the right to purchase senior unsecured convertible notes due December 2005 and March 2006. If issued, the additional notes will bear no interest (zero coupon) and will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality U.S. government and agency obligations. Our investments in U.S. government and agency obligations are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $92,518 decrease (0.6%) in fair value of our available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on our financial position at March 31, 2003. Actual results may differ materially.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Equity Securities

     On January 21, 2003, the Company completed a direct placement to Defiante Farmaceutica L.d.A. and Aptafin S.p.A., affiliates of Sigma-Tau, in reliance upon Regulation D of the Securities Act of 1933, as amended. The affiliates purchased 504,938 shares of SciClone’s common stock at $3.5648 per share for an aggregate purchase price of $1,800,000. The shares issued were restricted securities and Sigma-Tau and its affiliates are not permitted to sell any of the shares purchased in this private placement until January 24, 2004. Prior to this transaction, 400,000 warrants held by Sigma-Tau to purchase shares of SciClone’s common stock were cancelled.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3(i).1(1)	Restated Articles of Incorporation.

3(i).2(2)	Certificate of Amendment of Restated Articles of Incorporation.

3(i).3(3)	Certificate of Determination.

3(i).4(4)	Certificate of Determination Regarding the terms of the Series C Preferred Stock.

3(ii).1(1)	Bylaws.

3(ii).2(2)	Certificate of Amendment of Bylaws.

4.1(3)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, L.L.C.

4.2(5)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.3(5)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.4(5)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(6)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.6(6)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.7(6)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(7)	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica L.d.A. and Aptafin S.p.A., dated as of Janaury 21, 2003.

Exhibit Number	Description

99.1(8)	Certification of Chief Executive Officer.

99.2(8)	Certification of Chief Financial Officer.

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(3)	Incorporated by reference from the Company’s current Report on Form 8-K filed on October 14, 1997.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q on May 15, 2001.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Filed herewith.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date:	May 9, 2003	/s/ Richard A. Waldron

Richard A. Waldron
Chief Financial Officer
(Principal Financial & Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

Date:	May 9, 2003	/s/ Donald R. Sellers

Donald R. Sellers
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

Date:	May 9, 2003	/s/ Richard A. Waldron

Richard A. Waldron
Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Exhibit	Page

3(i).1(1)	Restated Articles of Incorporation

3(i).2(2)	Certificate of Amendment of Restated Articles of Incorporation

3(i).3(3)	Certificate of Determination

3(i).4(4)	Certificate of Determination Regarding the terms of the Series C Preferred Stock

3(ii).1(1)	Bylaws

3(ii).2(2)	Certificate of Amendment of Bylaws

4.1(3)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, L.L.C.

4.2(5)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch

4.3(5)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch

4.4(5)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch

4.5(6)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch

4.6(6)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch

4.7(6)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch

10.1(7)	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica Ld.A. and Aptafin S.p.A., dated as of January 21, 2003.

99.1(8)	Certification of Chief Executive Officer

99.2(8)	Certification of Chief Financial Officer

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(3)	Incorporated by reference from the Company’s current Report on Form 8-K filed on October 14, 1997.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q on May 15, 2001.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Filed herewith.