Form 10-Q
period 2003-06-30
SCICLONE PHARMACEUTICALS INC
filed 2003-07-30
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 0-19825

SCICLONE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3116852
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

901 Mariner’s Island Blvd., Suite 205, San Mateo, California	94404
(Address of principal executive offices)	(Zip code)

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

     Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☒      No ☐

     As of June 30, 2003, 38,257,025 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,363,000	$20,233,000
Restricted short-term investments	685,000	685,000
Other short-term investments	324,000	232,000
Accounts receivable, net of allowance of $638,000 in 2003 and 2002	11,923,000	9,276,000
Inventories	2,936,000	3,431,000
Prepaid expenses and other current assets	2,358,000	2,297,000

Total current assets	43,589,000	36,154,000
Property and equipment, net	90,000	111,000
Intangible assets, net	647,000	682,000
Other assets	148,000	164,000

Total assets	$44,474,000	$37,111,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,213,000	$3,150,000
Accrued compensation and employee benefits	839,000	1,089,000
Accrued clinical trials expense	739,000	966,000
Accrued professional fees	546,000	679,000
Deferred revenue	895,000	895,000
Other accrued expenses	224,000	259,000

Total current liabilities	7,456,000	7,038,000
Deferred revenue	671,000	1,119,000
Convertible notes payable	5,600,000	5,600,000
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 75,000,000 shares authorized; 38,257,025 and 36,904,916 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	161,334,000	156,290,000
Accumulated other comprehensive income	167,000	79,000
Accumulated deficit	(130,754,000)	(133,015,000)

Total shareholders’ equity	30,747,000	23,354,000

Total liabilities and shareholders’ equity	$44,474,000	$37,111,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Product sales	$16,207,000	$4,048,000	$21,207,000	$7,996,000
Contract revenue	224,000	224,000	448,000	224,000

Total revenue	16,431,000	4,272,000	21,655,000	8,220,000
Cost of product sales	2,931,000	815,000	3,947,000	1,607,000

Gross margin	13,500,000	3,457,000	17,708,000	6,613,000
Operating expenses:
Research and development	4,308,000	3,771,000	8,091,000	6,297,000
Sales and marketing	3,025,000	2,066,000	5,254,000	4,074,000
General and administrative	1,035,000	955,000	2,047,000	1,947,000

Total operating expenses	8,368,000	6,792,000	15,392,000	12,318,000

Income (loss) from operations	5,132,000	(3,335,000)	2,316,000	(5,705,000)
Interest and investment income	43,000	76,000	96,000	152,000
Interest and investment expense	(90,000)	(90,000)	(181,000)	(180,000)
Other income (expense), net	39,000	4,000	31,000	(15,000)

Net income (loss)	$5,124,000	$(3,345,000)	$2,262,000	$(5,748,000)

Earnings per share:
Basic net income (loss) per share	$0.14	$(0.10)	$0.06	$(0.17)

Diluted net income (loss) per share	$0.13	$(0.10)	$0.06	$(0.17)

Weighted average shares used in computing:
Basic net income (loss) per share	37,672,876	33,595,568	37,497,477	33,092,358

Diluted net income (loss) per share	40,490,411	33,595,568	39,338,964	33,092,358

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2003	2002

Operating activities:
Net income (loss)	$2,262,000	$(5,748,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90,000	292,000
Changes in operating assets and liabilities:
Accounts receivable	(2,647,000)	(867,000)
Inventories	495,000	164,000
Prepaid expenses and other current assets	(59,000)	777,000
Accounts payable and other accrued expenses	1,027,000	(151,000)
Accrued compensation and employee benefits	(250,000)	(298,000)
Accrued clinical trials expense	(226,000)	817,000
Accrued professional fees	(132,000)	(18,000)
Deferred revenue	(448,000)	2,461,000

Net cash provided by (used in) operating activities	112,000	(2,571,000)

Investing activities:
Purchase of property and equipment	(20,000)	(43,000)
Payment on purchase of marketable securities	(4,000)	(7,000)

Net cash used in investing activities	(24,000)	(50,000)

Financing activities:
Proceeds from issuance of common stock, net of financing costs	5,042,000	10,524,000

Net cash provided by financing activities	5,042,000	10,524,000

Net increase in cash and cash equivalents	5,130,000	7,903,000
Cash and cash equivalents, beginning of period	20,233,000	15,518,000

Cash and cash equivalents, end of period	$25,363,000	$23,421,000

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes any dilutive impact from convertible debt, stock options and warrants outstanding using the treasury stock method.

The following is a reconciliation of the numerator and denominator used in basic and diluted income (loss) per share computations for the three-month and six-month periods in 2003 and 2002, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Numerator:
Net income (loss)	$5,124,000	$(3,345,000)	$2,262,000	$(5,748,000)
Effect of dilutive securities:
Interest on convertible note	24,000	—	—	—

Net income (loss) used for diluted income (loss) per share	$5,148,000	$(3,345,000)	$2,262,000	$(5,748,000)

Denominator:
Weighted-average shares outstanding used for basic income (loss) per share	37,672,876	33,595,568	37,497,477	33,092,358
Effect of dilutive securities:
Stock options	2,241,170	—	1,637,493	—
Warrants	299,835	—	203,994	—
Convertible note	276,530	—	—	—

Weighted-average shares and dilutive stock options used for diluted income (loss) per share	40,490,411	33,595,568	39,338,964	33,092,358

Accounting For Stock-Based Compensation

The Company accounts for its stock option and employee stock purchase plans under the provisions of Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations. Accordingly, the Company does not recognize compensation expense in accounting for its stock option and employee stock purchase plans for awards to employees and directors granted with exercise prices at fair market value.

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three month and six month periods ended June 30, 2003 and the corresponding period in 2002: risk-free interest rates of 2.00%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.95, respectively, and a weighted average expected life of the option of 4.00 years.

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

The following table illustrates the Company’s pro forma net income (loss) and net income (loss) per share, had compensation expense for the Company’s option and employee purchase plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, as amended by SFAS 148:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss) — as reported	$5,124,000	$(3,345,000)	$2,262,000	$(5,748,000)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(731,000)	(591,000)	(1,300,000)	(1,116,000)

Net income (loss) — pro forma	$4,393,000	$(3,936,000)	$962,000	$(6,864,000)

Basic net income (loss) per share — as reported	$0.14	$(0.10)	$0.06	$(0.17)

Diluted net income (loss) per share — as reported	$0.13	$(0.10)	$0.06	$(0.17)

Basic net income (loss) per share — pro forma	$0.12	$(0.12)	$0.03	$(0.21)

Diluted net income (loss) per share — pro forma	$0.11	$(0.12)	$0.03	$(0.21)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years due to the different number of options granted each year.

3.	Comprehensive Income (Loss)

For the three-month periods ended June 30, 2003 and 2002, the Company’s total comprehensive income (loss) amounted to $5,233,000 and $(3,359,000), respectively. For the six-month periods ended June 30, 2003 and 2002, the Company’s total comprehensive income (loss) amounted to $2,350,000 and $(5,724,000), respectively.

4.	Available-For-Sale Securities

The following is a summary of available-for-sale securities at June 30, 2003 and December 31, 2002:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

June 30, 2003:
Certificate of deposit	$791,000	$—	$791,000
U.S. government obligations	10,685,000	—	10,685,000
Corporate equity securities	51,000	167,000	218,000

	$11,527,000	$167,000	$11,694,000

December 31, 2002:
Certificate of deposit	$787,000	$—	$787,000
U.S. government obligations	13,723,000	—	13,723,000
Corporate equity securities	51,000	79,000	130,000

	$14,561,000	$79,000	$14,640,000

As of June 30, 2003, the available-for-sale securities are included as follows: $10,685,000 in cash and cash equivalents; $685,000 in restricted short-term investments and $324,000 in other short-term investments. As of December 31, 2002, the available-for-sale securities are included as follows: $13,723,000 in cash and cash equivalents; $685,000 in restricted short-term investments and $232,000 in other short-term investments.

5.	Inventories

The following is a summary of inventories at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

Raw materials	$1,662,000	$2,190,000
Work in progress	197,000	159,000
Finished goods	1,077,000	1,082,000

	$2,936,000	$3,431,000

6.	Intangible Assets

The following is a summary of intangible assets:

	June 30,	December 31,
	2003	2002

Product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,809,000)	(1,774,000)

	$647,000	$682,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expense for the three-month and six-month periods ended June 30, 2003 was $17,500 and $35,000, respectively. Amortization expense for the three-month and six-month periods ended June 30, 2002 was $102,000 and $204,000, respectively. Amortization expense in 2002 was based on an estimated useful life of six years. For the years ending December 31, 2003 through 2012, annual amortization expense is expected to be $70,000. The Company reassessed the estimated useful life of the assets as of January 1, 2003 to be an additional eight years through 2012. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company’s policy is to identify and record impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

7.	Minimum Purchase Requirements

The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN and CPX.

8.	Deferred Revenue

In January 2002, the Company received $2,685,000 from its European partner, Sigma-Tau under the terms of its collaborative agreement announced in late December 2001. This receipt has been recorded as deferred revenue and is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program beginning in April 2002 and the period of sharing the clinical data from this program with Sigma-Tau, the substantive performance requirements under the contract. For the three-month and six-month periods ended June 30, 2003, the Company recognized $224,000 and $448,000 as contract revenue.

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

During the quarter ended June 30, 2003, the Company received approximately $2,513,000 from the exercise of outstanding warrants to purchase 562,500 shares of common stock by institutional investors.

10.	Subsequent Event

On July 28, 2003, the Company announced the reincorporation from the State of California to the State of Delaware had been completed. In connection with the reincorporation, the Company terminated its shareholder rights agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes” or similar expressions are intended to identify forward-looking statements including those statements we make regarding sales and demand for ZADAXIN, ZADAXIN’s potential, our future financial results, the timing and outcome of clinical trials, anticipated sales and cost of product sales, allocation of financial resources to certain trials and programs, research and development expense levels, sales and marketing expense levels, future commercialization and marketing efforts and general and administrative and other operating expense levels. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

     SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. We are currently evaluating our lead product, ZADAXIN, a thymosin alpha 1 compound in several late-stage clinical trials, including two phase 3 clinical trials in the United States for the treatment of patients with the hepatitis C virus, or HCV, who have failed previous HCV therapies. Nearly half of all HCV patients who undergo current therapy fail to respond. We believe the worldwide market for HCV therapies was approximately $2.5 billion in 2002 and will exceed $9 billion in 2012. If approved by the FDA, we expect ZADAXIN to complement existing HCV therapies and to expand the HCV market opportunity. In addition to the HCV trials, we are also evaluating ZADAXIN in a recently completed phase 3 hepatitis B virus, or HBV, clinical trial in Japan, an ongoing phase 2 malignant melanoma clinical trial in Europe and two ongoing phase 2 liver cancer trials in the United States. Our other drug development candidates include SCV-07, a potentially orally available therapeutic to treat viral and infectious diseases, and other products to treat cystic fibrosis.

     We recently completed a phase 3 clinical trial in Japan, using ZADAXIN as an HBV monotherapy. We believe the data reported from this trial show that ZADAXIN could be a safe and effective addition to therapies currently available in Japan for the treatment of hepatitis B. We intend to use these data as the basis for a regulatory filing in Japan for the treatment of chronic hepatitis B.

     In Europe, we are working with our exclusive marketing partner, Sigma-Tau, for the development and commercialization of ZADAXIN. We and Sigma-Tau intend to use data from our U.S. phase 3 HCV clinical trials, if they are positive, to pursue regulatory approval for ZADAXIN for this indication in Europe. In addition, Sigma-Tau is evaluating ZADAXIN in Europe in a phase 2 malignant melanoma clinical trial. We are also evaluating the use of ZADAXIN in other indications, including liver cancer.

     ZADAXIN has been approved for sale in China for the treatment of HBV and by the ministries of health in over 30 countries for various antiviral and oncological indications. We estimate that ZADAXIN has been administered to over 10,000 patients to date in both clinical and commercial use, alone and in combination with antiviral and anticancer drugs, without producing any reported ZADAXIN-specific significant side effects or toxicities.

     We have maintained exclusive commercial and marketing rights to ZADAXIN for all indications in the United States. We have intellectual property protection for ZADAXIN as a therapy for HCV with patent protection until 2015 in the United States and until 2012 in Japan and the major commercial markets in Europe. ZADAXIN is patent protected in Japan as a therapy for the treatment of HBV until 2012.

     Our objective is to be a leader in the development and commercialization of novel drugs that can be effective primarily in the treatment of infectious diseases and cancer. We plan to pursue this objective by:

•	Successfully commercializing ZADAXIN in the United States;

•	Continuing to expand sales of ZADAXIN;

•	Focusing our resources on developing late-stage products; and

•	Selectively in-licensing or acquiring new products.

Results of Operations

     Total Revenue

     Product sales were $16,207,000 and $21,207,000 for the three-month and six-month periods ended June 30, 2003, as compared to $4,048,000 and $7,996,000 for the corresponding periods in 2002. The growth in the 2003 periods was largely a result of a previously unanticipated increase in sales of ZADAXIN to hospitals in China. This increase was related to the use of immune system enhancers in connection with the treatment of severe acute respiratory syndrome, or SARS. As the SARS epidemic has become more contained, we expect sales in the third quarter and in future quarters will be more consistent with sales patterns in prior quarters.

     For the three-month and six-month periods ended June 30, 2003, all of our product sales were derived from sales of ZADAXIN. Sales to customers in China accounted for approximately 90% and 89% of this revenue for the three-month and six-month periods, respectively.

     Contract revenue was $224,000 and $448,000 for the three-month and six-month periods ended June 30, 2003, as compared to $224,000 for each of the corresponding periods in 2002. The contract revenue we recognized was in connection with funds we received from Sigma-Tau in January 2002. This revenue will be recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the requirements under our contract with Sigma Tau.

     Cost of Product Sales

     Cost of product sales were $2,931,000 and $3,947,000 for the three-month and six-month periods ended June 30, 2003 as compared to $815,000 and $1,607,000 for the corresponding periods in 2002. The increase was primarily due to higher unit sales of product. We expect cost of product sales to vary from quarter to quarter, depending upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product inventory.

     Research and Development

     Research and development expenses were $4,308,000 and $8,091,000 for the three-month and six-month periods ended June 30, 2003, as compared to $3,771,000 and $6,297,000 for the corresponding periods in 2002. The increase in the three-month and six-month periods ended June 30, 2003 was primarily to support our ZADAXIN phase 3 clinical trials in the U.S. and Japan. The initiation and continuation of ZADAXIN clinical trials have had, and will continue to have, the largest and most significant effect on our research and development expenses. In general, we expect product research and development expenses to increase in absolute dollars over the next several quarters and to vary from quarter to quarter.

     Sales and Marketing

     Sales and marketing expenses were $3,025,000 and $5,254,000 for the three-month and six-month periods ended June 30, 2003, as compared to $2,066,000 and $4,074,000 for the corresponding periods in 2002. The increase was primarily related to an increase in sales of ZADAXIN. We expect our sales and marketing expenses to vary from quarter to quarter and to increase in the next several years as we expect to expand our commercialization and marketing efforts.

     General and Administrative

     General and administrative expenses were $1,035,000 and $2,047,000 for the three-month and six-month periods ended June 30, 2003, as compared to $955,000 and $1,947,000 for the corresponding periods in 2002. In the near term, we expect general and administrative expenses to vary from quarter to quarter as we increase our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials, testing, regulatory, pre-commercialization and marketing activities.

     Interest and Investment Income

     Interest and investment income was $43,000 and $96,000 for the three-month and six-month periods ended June 30, 2003, as compared to $76,000 and $152,000 for the corresponding periods in 2002. The decrease was primarily due to lower interest rates.

     Liquidity and Capital Resources

     At June 30, 2003 and December 31, 2002, the Company had $26,372,000 and $21,150,000, respectively, in cash, cash equivalents and short-term investments, $685,000 of which was restricted cash at each date. The short-term investments consist primarily of highly liquid marketable securities.

     Net cash provided by operating activities amounted to $112,000 for the six-month period ended June 30, 2003 as compared to net cash used in operating activities in the amount of $2,571,000 in the corresponding period in 2002. The change was primarily due to net income in the 2003 period compared to net loss in the 2002 period and increases in accounts payable partially offset by increases in accounts receivable during the six-month period ended June 30, 2003 and an increase of $2,461,000 in deferred revenue during the 2002 period.

     Net cash provided by financing activities amounted to $5,042,000 for the six-month period ended June 30, 2003 and consisted of $2,513,000 from the exercise of outstanding warrants to purchase common stock by institutional investors, gross proceeds of $1,800,000 from a direct placement to affiliates of Sigma-Tau in January 2003, less $13,000 in financing-related costs, $631,000 related to exercises of outstanding options under our employee stock option plans, and $111,000 from the issuance of common stock under our employee stock purchase plan.

     Our contractual obligations and other commitments as of June 30, 2003 were as follows:

	Payments Due by Period

Contractual		Less than 1
Obligations	Total	year	1-3 years	4-5 years	After 5 years

Convertible notes payable	$5,600,000	$—	$5,600,000	$—	$—
Operating leases	5,551,000	650,000	4,028,000	873,000	—
Minimum annual royalty obligations	390,000	65,000	195,000	130,000	—

Total contractual obligations	$11,541,000	$715,000	$9,823,000	$1,003,000	$—

		Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than 1
Commitments	Committed	year	1-3 years	4-5 years	After 5 years

Letters of Credit	$685,000	$685,000	—	—	—

     None of our officers or directors was involved in any related party transactions with the Company in the three-month and six-month periods ended June 30, 2003 and 2002.

     Management intends to give priority use of the Company’s financial resources to ZADAXIN clinical programs in the United States. We also expect to use cash in coming quarters to increase inventory levels. This increase will allow us to carefully manage the changes in suppliers we are undertaking. Management believes our existing capital resources and interest on funds available are adequate to maintain our current and planned operations through at least the next twelve months. We will need to obtain additional capital to support our long-term product development. Assuming approval of ZADAXIN by the U.S. FDA and other regulatory authorities, we may also require additional capital for our commercialization programs. The need, timing and amount of additional funding will depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business.

Risk Factors

     You should carefully consider the risks described below, in addition to the other information in this report on Form 10-Q, before making an investment decision. Each of these risk factors could adversely affect our business, financial condition, and operating results as well as adversely affect the value of an investment in our common stock.

If we are unable to commercialize ZADAXIN in various markets for multiple indications, particularly in the United States for the treatment of HCV, our business will be harmed.

     Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals, for ZADAXIN and other drug candidates, particularly in the United States, Europe and Japan. We are also dependent on our ability to increase ZADAXIN sales in existing markets, and launch ZADAXIN in new markets. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize ZADAXIN for the treatment of HCV in the United States. We cannot assure you that we will achieve significant levels of sales or that we will receive approval for ZADAXIN for the treatment of HCV in the United States or for the treatment of HCV or other indications in other countries. If we are unable to do so, our business will be harmed.

If we do not obtain regulatory approval for ZADAXIN for the intended indications that we are evaluating, our revenues will be limited and we will not become profitable.

     Our ability to execute on our business strategy requires that we obtain regulatory approval for the use of ZADAXIN, particularly for the treatment of HCV in the United States, both HBV and HCV in Japan and both HCV and malignant melanoma in Europe. If our current phase 3 trials in the United States and current and future trials in Europe yield favorable results, we intend to submit applications for marketing approval of ZADAXIN for the treatment of HCV in the United States and through our partner, Sigma-Tau, for the treatment of HCV and malignant melanoma in Europe. Based on the results of our recently completed phase 3 trial in Japan, we intend to submit a regulatory filing for the treatment of HBV in Japan. In addition, we also would intend to use our US phase 3 HCV clinical data as a major supportive element in seeking marketing approval of ZADAXIN for the treatment of HCV in Japan. The regulatory approval process in the United States, Europe and Japan is demanding and typically requires 12 months or more in the United States and 18 months or more in Europe and Japan from the date of submission of a New Drug Application. We have committed significant resources, including capital and time, to develop ZADAXIN, particularly for HCV in the United States, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any substantial increase in our revenue.

     All new drugs, including our products, which have been developed or are under development are subject to extensive and rigorous regulation by the FDA and comparable agencies in state and local jurisdictions and in foreign countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations may change from time to time and new regulations may be adopted.

     Obtaining regulatory approval in developing countries is also time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process often relies on prior approvals obtained in the United States, Europe or Japan. Without such prior approvals, our ability to obtain regulatory approvals for ZADAXIN in these countries may be delayed or prevented. In addition, to secure these regulatory approvals, we will need, among other things, to demonstrate favorable results from additional clinical trials of ZADAXIN. Even if we are able to complete the clinical trials we have sponsored or are planning in a timely or cost-effective manner, these trials may not fulfill the applicable regulatory approval criteria, in which case we will not be able to obtain regulatory approval in these countries. We cannot assure you that we will ultimately obtain regulatory approvals in our targeted countries in a timely and cost-effective manner or at all. If we fail to obtain the required regulatory approvals to develop, market and sell our products in countries where we currently do not have such rights, our revenues will be limited.

     Satisfaction of government regulations may take several years and the time needed to satisfy them varies substantially based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and impose costly procedures upon our activities. Even if we obtain regulatory approval for our products, such approval may impose limitations on the indicated uses for which our products may be marketed. Unsatisfactory data resulting from clinical trials may also adversely affect our ability to market and sell ZADAXIN in markets where it is approved for sale.

We will only be able to promote our products for approved indications, which could adversely affect their use and, therefore, our profitability.

     In the United States and most other countries, we may only promote products for those specific indications for which we have received regulatory approval. The approved indications typically are those for which extensive clinical trials have been conducted. For example, while we believe that ZADAXIN might be useful as a first course of therapy for all HCV patients, we do not have any ongoing clinical trials to show this, and consequently we do not currently expect to be able to market ZADAXIN for this indication. If the FDA or comparable regulatory agencies believe that we are marketing our products for indications other than those for which they have been approved, we could face severe consequences, including fines and removal of the product from the market.

If the results of our clinical trials are not favorable, we will be unable to obtain regulatory approval for the intended indications we are evaluating.

     To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. We cannot assure you, nor can you rely on our previous clinical trial results to predict, that our ongoing or future clinical trials will yield favorable results. Adverse or inconclusive clinical results would prevent us from filing for regulatory approval of ZADAXIN for the indications that we are evaluating, and our current programs in those areas would fail.

     We are currently conducting phase 3 clinical trials based on the use of ZADAXIN in combination with pegylated interferon alpha for the treatment of HCV patients who did not previously respond to treatment. We cannot assure you that these phase 3 clinical trials will yield sufficient or adequate data to demonstrate appropriate safety and efficacy under FDA guidelines. Any failure to obtain sufficient or adequate data could delay or prevent us from securing FDA approval. In the past, Alpha-1 Biomedical, from which we acquired certain rights to thymosin alpha 1, conducted a phase 3 clinical trial of thymosin alpha 1 as a therapy for HBV that did not produce statistically significant results.

     Our HCV clinical trials have been designed to show that the combination of ZADAXIN and pegylated interferon alpha adds a significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responders. We cannot assure you that the results of this combination therapy will yield the favorable results we expect, or that the independent use of pegylated interferon alpha will not perform better than anticipated, which could reduce the chances that a new drug application, or NDA, will be approved. If the combination therapy of ZADAXIN and pegylated interferon alpha causes significant adverse side effects beyond those caused by pegylated interferon alpha alone, our clinical trials could be delayed, patients may drop out at a greater than anticipated rate, we may be forced to halt the trials or the FDA may reject an NDA due to safety issues. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in the United States will be impaired, our business will suffer and the price of our stock may decline.

If we experience delays in patient enrollment in our clinical trials, we may not be able to obtain regulatory approval in accordance with our anticipated timeline.

     In our two current phase 3 HCV clinical trials in the United States, one trial is treating patients with mild cirrhosis of the liver and the other trial is treating patients with no liver damage. If we are unable to enroll a sufficient number of patients in these trials, if enrollment is delayed or if patient drop out rates are higher than anticipated, our ability to proceed with our clinical trials and prepare an NDA would be adversely affected. We are experiencing competition for patients for both of our HCV trials, particularly for patients with mild cirrhosis of the liver, from trials sponsored by other commercial drug developers and from a trial sponsored by the National Institutes of Health. Competition for the enrollment of similar patients in other clinical trials or other delays in enrollment may prevent us from enrolling patients quickly enough to meet our current timing expectations for completing our phase 3 trials, which would delay the preparation of an NDA. If we are not able to fully enroll patients for these clinical trials or patient drop out rates are higher than anticipated, it could reduce the chances that our NDA will be approved.

We cannot predict the safety profile of the use of ZADAXIN when used in combination with other drugs.

     Many of our trials involve the use of ZADAXIN in combination with other drugs. Some of these drugs have caused adverse patient reactions. Even if ZADAXIN does not produce adverse side effects when used alone, we cannot predict how it will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs which could compromise the safety profile of ZADAXIN when used in certain combination therapies.

Due to the outbreak of SARS in China, sales of ZADAXIN in the second quarter of 2003 were significantly higher than expected and are not indicative of future sales.

     Our sales for the quarter ending June 30, 2003 increased substantially as a result of a previously unanticipated increase in sales of ZADAXIN to hospitals in China. This increase was related to the use of immune system enhancers, including ZADAXIN, in connection with the treatment of severe acute respiratory syndrome, or SARS. In future quarters, sales of ZADAXIN for the treatment of SARS could be affected by changes in treatment in China, changes in the rate of infection and the emergence of evidence as to the effectiveness or ineffectiveness of ZADAXIN or of other potential treatments for SARS.

     As the SARS epidemic has become more contained, we expect sales in the third quarter and in future quarters to be more consistent with sales patterns of prior quarters. We believe inventory levels at importers have or will shortly return to normal levels. However, if increased sales in the second quarter result in above normal inventory levels at the importers, such above normal inventory levels could result in decreased orders from importers and a related decrease in sales in future quarters relative to historic levels. We could experience fluctuations in sales in future quarters as a result of similar factors.

Our sales of ZADAXIN may fluctuate due to seasonality of product orders and sales in any quarter may not be indicative of future sales.

     Our sales for the quarter ending June 30, 2003 were greatly affected by the demand in China for ZADAXIN in connection with the treatment of SARS. It is not possible to predict at this time if SARS will re-emerge, like influenza, as a seasonal public health problem and what effect, if any, this would have on future sales of ZADAXIN. To the extent that ZADAXIN is purchased in connection with future outbreaks of SARS or other seasonal viral contagions, product sales could become more concentrated in certain quarters of the calendar year. Quarterly sales levels could fluctuate and sales in any quarter may not be indicative of sales in future periods.

If we fail to protect our products, technologies and trade secrets, we may not be able to successfully use, manufacture, market or sell our products, or we may fail to advance or maintain our competitive position.

     Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to ZADAXIN have expired, including composition of matter patents, we have rights to other patents and patent applications relating to ZADAXIN, including method of use patents with respect to the use of ZADAXIN for certain indications. If other parties develop ZADAXIN for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing ZADAXIN.

     Pharmaceutical products are either not patentable or have only recently become patentable in some of the countries in which we market or may market ZADAXIN. Past enforcement of intellectual property rights in many of these countries, including China in particular, has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. We are aware that other companies are marketing generic thymosin alpha 1 in China, possibly in violation of our trademark or other rights, and we expect such violations of our rights to continue. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

If we are involved in intellectual property claims and litigation, the proceedings may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

     Our commercial success depends in part on us not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. We are aware of a third-party patent that may relate to our products and may cover a method of action used by ZADAXIN. We cannot assure you that our mechanism of action does not infringe on their claim. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, US patent applications may be kept confidential while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, regardless of merit, would require us to devote resources and attention that could have been directed to our operations and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.

     If other companies obtain patents with conflicting claims, we may be required to obtain licenses to those patents or develop or obtain alternative technology to manufacture or market the affected products and processes. We may not be able to obtain any such licenses on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products. Our efforts to defend against any of these claims would require us to devote resources and attention that could have been directed to our operations and growth plans.

     We may need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others’ rights. If litigation results, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor’s rights. If any of our competitors have filed patent applications in the United States which claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology. These actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm our sales or our trials or the approval process and harm our business.

     We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to assemble a timely and acceptable NDA. If sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. Not all of the ZADAXIN planned to be used in our HCV clinical trials has been manufactured and received. F. Hoffmann La-Roche is our exclusive supplier of pegylated interferon alpha for our current clinical trials, and we have not received all the pegylated interferon alpha to be used in the clinical trials. F. Hoffman La-Roche’s agreement with us to provide our supply of pegylated interferon alpha can be terminated by them without cause on 30-days’ notice, in which case we would need to purchase their product for use in the clinical trials. Any delay in receiving, or a recall of, pegylated interferon alpha or ZADAXIN, including by reason of Roche’s termination of its supply arrangement with us, could delay the clinical trials or detract from the integrity of the trial data. If any of the foregoing occurs, our ability to complete our clinical trials in the United States and to market and sell ZADAXIN worldwide will be delayed or impaired, our business will suffer and the price of our stock may decline. We have been in the process of qualifying a new additional manufacturer of ZADAXIN and if we encounter problems with this process of validation, our sales or our clinical trials could be adversely affected.

If we are not able to establish and maintain adequate manufacturing relationships, the development and sale of our products could be impaired.

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

     We are in the process of changing suppliers and such changes require qualification of the new suppliers with regulatory agencies, quality assurance and other steps which could cause delays or interruptions of supply. Although we are increasing inventories to prepare to manage any such occurrences, we may still experience interruptions in supply which could adversely affect our results.

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

We may not be able to successfully develop or commercialize our products.

     While we have limited sales of ZADAXIN in certain markets, we do not yet have regulatory approval for ZADAXIN for our principal target markets, and, in this respect, ZADAXIN is still being developed. Our other products are in earlier stages of development than ZADAXIN. To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. We cannot assure you that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

     We have not yet sold any product other than ZADAXIN. Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the United States, Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will suffer. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will hurt our operations.

We rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may encounter delays outside our control.

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

We may need to obtain additional capital to support our long-term product development and commercialization programs.

     We believe our existing resources will be sufficient to complete our US phase 3 clinical trials However, we cannot assure you that such funds will be sufficient to complete the trials and, if the trials are successful and we receive FDA approval, to begin commercialization of ZADAXIN in the United Sates, or that such sales of ZADAXIN will result in profitable operations. In addition, we may need additional funds in the future to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

We have a history of operating losses and an accumulated deficit. We expect to continue to incur losses in the near term and may never achieve profitability.

     We have experienced significant operating losses since our inception, and as of June 30, 2003, we had an accumulated deficit of approximately $131 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the United States, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our financial condition will be harmed.

     Our product revenue in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. Substantially all of our ZADAXIN sales are to customers in China. Sales of ZADAXIN in China may be limited due to its low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. Several local companies have introduced lower priced locally manufactured generic competitive products. If these sales continue, there could be a negative impact on the price and the volume of ZADAXIN sold in China and this would harm our business.

     In addition, our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including difficulties and delays in obtaining registrations, permits, pricing approvals and reimbursement and unexpected changes in regulatory requirements. In addition, we experience other issues with managing foreign sales operations including long payment cycles, difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations, and adverse or deteriorating economic conditions.

     We do not have product sales in the United States with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East. In addition, some countries in these regions, including China, regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline.

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next.

     China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within any six month period. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on four to six importers to supply substantially all of our product in China. Because we use a small number of importing agents in China, our receivables from any one importing agent are material, and if we were unable to collect receivables from any importer, our business and cash flow would be adversely affected.

We have limited sales, marketing and distribution capabilities, which may adversely affect our ability to successfully commercialize our products.

     We currently have limited sales, marketing and distribution capabilities, and we anticipate that we may be relying on third-party collaborators to sell, market and distribute our products for the foreseeable future. If our arrangements with these third parties are not successful, or if we are unable to enter into additional third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. Our efforts to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which will harm our operating results. Moreover, if we are able to further expand our sales, marketing and distribution capabilities, we will begin competing with other companies that have experienced and well-funded operations. If we cannot successfully compete with these larger companies, our revenues may not grow and our business may suffer.

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products.

     We depend in part on our distributors and business partners to develop and/or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN in Europe. We generally do not have control over the amount and timing of resources that our business partners devote to ZADAXIN, and they have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development and/or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

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

     Competition in the biopharmaceutical industry is intense, and we expect that competition will increase. Our success depends on our ability to compete in this industry, but we cannot assure you that we will be able to successfully compete with our competitors. Increased competitive pressure could lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results.

     We are focused on developing ZADAXIN as a treatment for HCV and HBV and certain cancers. Several large biopharmaceutical companies have substantial commitments to interferon alpha, an approved drug for treating HBV and HCV, and to lamivudine and adefovir, approved drugs to treat HBV. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for HCV, HBV, cancer and other diseases that will be superior to ours.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed, the credibility of our management may be adversely affected and, as a result, our stock price may decline.

     For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed, the credibility of our management may be adversely affected, investors could be disappointed and, as a result, our stock price may decline.

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, we may not be able to successfully market ZADAXIN.

     Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. The failure to obtain third-party reimbursement for our products, particularly in the United States, Europe and Japan, would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

     Efforts by governmental and third-party payors to contain or reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could cause us to reduce the prices at which we market our drugs, which will reduce our gross margins and may harm our business.

If we lose key personnel or are unable to attract and retain additional, highly skilled personnel required for the expansion of our activities, our business will suffer.

     We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and international nature of our business. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance on any of our key personnel.

We may be subject to product liability lawsuits, and our insurance may be inadequate to cover damages.

     Clinical trials or marketing of any of our current and potential products may expose us to liability claims from the use of these products. We currently carry product liability insurance. However, we cannot be certain that we will be able to maintain insurance on acceptable terms, if at all, for clinical and commercial activities or that the insurance would be sufficient to cover any potential product liability claim or recall. If we fail to have sufficient coverage, our business, results of operations and cash flows could be adversely affected.

We depend on international sales, and global conditions could negatively affect our operating results.

     A large majority of our sales are in China. Heightened tensions resulting from the current geopolitical conditions in the Middle East and North Korea and elsewhere could worsen, causing disruptions in foreign trade, which would harm our sales. In particular, our commercial product is manufactured in Europe and distributed by us from our operations in Hong Kong. Any disruption of our supply and distribution activities due to geopolitical conditions could decrease our sales and harm our operating results.

If we are unable to comply with environmental and other laws and regulations, our business may be harmed.

     We are subject to various federal, state and local laws, regulations and recommendations relating to the use, manufacture, storage, handling and disposal of hazardous materials and waste products (including radioactive compounds and infectious disease agents), as well as safe working conditions, laboratory and manufacturing practices and the experimental use of animals. The extent of government regulation that might result from future legislation or administrative action in these areas cannot be accurately predicted.

     We do not currently maintain hazardous materials at our facilities. While we outsource our research and development programs involving the controlled use of biohazardous materials, if in the future we conduct these programs ourselves, we might be required to incur significant cost to comply with the environmental laws and regulations. Further, in the event of an accident, we would be liable for any damages that result, and the liability could exceed our resources.

Substantial sales of our stock or the exercise of options or warrants or the conversion of convertible securities may impact the market price of our common stock.

     As of June 30, 2003, stock options for 5,689,963 shares of common stock were outstanding, of which options to purchase 3,765,376 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 1,008,000 shares of common stock at prices ranging from $2.25 to $7.00 per share, and two notes convertible into a total of 684,140 shares of common stock. The note holder has the right to purchase up to $8.3 million of additional convertible notes due on or before March 2006, which, if fully issued, will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

     Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

     The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	results of clinical trials involving ZADAXIN;
•	progress of ZADAXIN through the regulatory process, especially regulatory actions in the United States;
•	announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;
•	developments or disputes concerning patent or proprietary rights;
•	changes in company assessments or financial estimates by securities analysts;
•	actual or anticipated fluctuations in our operating results;
•	general stock market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;
•	economic conditions in the United States or abroad; and
•	broad financial market fluctuations in the United States, Europe or Asia.

     In the past, following periods of large price declines in the public market price of a company’s securities, securities class action litigation has often been initiated against that company. Litigation of this type could result in substantial costs and diversion of our attention and resources, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

If our officers, directors and largest stockholders elect to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

     As of June 30, 2003, our directors and officers owned or had the right to acquire approximately 8.2% of the outstanding shares of our common stock. Also as of June 30, 2003, our two largest stockholders, Sigma-Tau (and its affiliates) and Randal J. Kirk, owned in the aggregate approximately 17.7% of the outstanding shares of our capital stock. As a result, due to their concentration of stock ownership, our directors, officers and largest stockholders, if they act together, may be able to influence our management and operation and may be able to affect or influence all matters requiring a stockholder vote, including the election of all directors and the amendment of charter documents or the approval of a merger, sale of assets or other major corporate transactions.

     Although they are independent of each other and not part of a group, we recently obtained the support of Sigma-Tau and Mr. Kirk for our proposal to the stockholders to reincorporate in Delaware, and without that support we would not have been able to obtain the required stockholder approval for those matters.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

     Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Prior to our recent reincorporation in Delaware, we had a shareholder rights plan, also commonly known as a “poison pill,” which we agreed to terminate in connection with obtaining shareholder approval for reincorporation. We currently do not intend to adopt a shareholder rights plan. However, our charter documents do contain certain anti-takeover provisions, including provisions in our certificate of incorporation providing that stockholders may not accumulate votes, stockholders’ meetings may be called by stockholders only if they hold 25% or more of our common stock and provisions in our bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue 10 million shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality U.S. government and agency obligations. Our investments in U.S. government and agency obligations are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $88,392 decrease (0.6%) in fair value of our available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on our financial position at June 30, 2003. Actual results may differ materially.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)	Recent Sales of Equity Securities

     During the quarter ended June 30, 2003, we received approximately $2,513,000 from the exercise of outstanding warrants to purchase 562,500 shares of common stock by institutional investors.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Shareholders on June 25, 2003 to elect seven (7) directors, to ratify Ernst & Young LLP as independent auditors, to reincorporate the Company as a Delaware corporation and adopt certain additional charter revisions, and to increase the number of shares which may be issued under the 1996 Employee Stock Purchase Plan.

     At the Annual Meeting of Shareholders, all of the director nominees were elected with voting as follows:

		Votes
	For	Withheld

Jere E. Goyan, Ph.D.	32,607,764	942,892
Donald R. Sellers	32,407,150	1,143,506
John D. Baxter, M.D.	32,579,891	970,765
Edwin C. Cadman, M.D.	32,609,414	941,242
Rolf H. Henel	32,699,327	851,329
Jon S. Saxe	32,642,228	908,428
Dean S. Woodman	32,612,289	938,367

     Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2003. Voting was as follows: 33,108,792 for; 283,229, against; and 158,635 abstaining.

     Shareholders approved the reincorporation of SciClone Pharmaceuticals as a Delaware corporation. Voting was as follows: 20,580,489 for; 1,012,673 against; 116,975 abstaining; and 11,840,519 broker non-votes.

     Shareholders approved three additional charter revision proposals to eliminate cumulative voting, eliminate shareholder action by written consent and increase the percentage of shareholders required to call a special meeting of shareholders from ten to twenty-five percent. Voting was as follows:

•	Elimination of Cumulative Voting – 19,815,967 for; 1,655,875 against; 238,295 abstaining; and 11,840,519 broker non-votes.

•	Elimination of Shareholder Written Consent – 19,030,002 for; 2,400,829 against; 279,306 abstaining; and 11,840,519 broker non-votes.

     Increase in Percentage of Shareholders Required to Call a Special Meeting – 19,041,085 for; 2,451,919 against; 217,133 abstaining; and 11,840,519 broker non-votes.

     Shareholders approved the increase in the maximum aggregate number of shares of Common Stock that may be issued under the Company’s 1996 Employee Stock Purchase Plan by 500,000 shares from 500,000 shares to 1,000,000 shares. Voting was as follows: 31,474,219 for; 1,790,337 against; and 286,100 abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)*	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Change in Control Agreement between the Company and Hans P. Schmid effective as of April 22, 2003.

10.2(5)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended.

31.1(5)	Section 302 Certification of Chief Executive Officer.

31.2(5)	Section 302 Certification of Chief Financial Officer.

32.1(5)	Section 906 Certification of Chief Executive Officer.

32.2(5)	Section 906 Certification of Chief Financial Officer.

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

** Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q on May 15, 2001.

(5)	Filed herewith.

(b)	Reports on Form 8-K

1.	On April 24, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 7 and Item 12.

2.	On May 7, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 and Item 7.

3.	On June 26, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 and Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: July 30, 2003	/s/ Richard A. Waldron Richard A. Waldron Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Exhibit	Page

3(i).1(1)	Amended and Restated Certificate of Incorporation

3(ii).1(1)	Bylaws

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC

4.2(1)*	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch

10.1(5)	Change in Control Agreement between the Company and Hans P. Schmid effective as of April 22, 2003.

10.2(5)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended

31.1(5)	Section 302 Certification of Chief Executive Officer

31.2(5)	Section 302 Certification of Chief Financial Officer

32.1(5)	Section 906 Certification of Chief Executive Officer

32.2(5)	Section 906 Certification of Chief Financial Officer

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

** Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q on May 15, 2001.

(5)	Filed herewith.