Form 10-Q
period 2003-09-30
SCICLONE PHARMACEUTICALS INC
filed 2003-10-31
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes	[X]	No	[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	[X]	No	[ ]

     As of September 30, 2003, 44,362,567 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the Three-month and Nine-month periods ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the Nine-month periods ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	25
Signatures		27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$65,269,000	$20,233,000
Restricted short-term investments	685,000	685,000
Other short-term investments	302,000	232,000
Accounts receivable, net of allowance of $638,000 in 2003 and 2002	11,776,000	9,276,000
Inventories	4,156,000	3,431,000
Prepaid expenses and other current assets	2,771,000	2,297,000

Total current assets	84,959,000	36,154,000
Property and equipment, net	95,000	111,000
Intangible assets, net	630,000	682,000
Other assets	138,000	164,000

Total assets	$85,822,000	$37,111,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,670,000	$3,150,000
Accrued compensation and employee benefits	1,008,000	1,089,000
Accrued clinical trials expense	680,000	966,000
Accrued professional fees	553,000	679,000
Deferred revenue	895,000	895,000
Other accrued expenses	283,000	259,000

Total current liabilities	7,089,000	7,038,000
Deferred revenue	448,000	1,119,000
Convertible notes payable	5,600,000	5,600,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding in 2003 and 2002, respectively	—	—
Common stock; $0.001 par value (no par value in 2002); 75,000,000 shares authorized; 44,362,567 and 36,904,916 shares issued and outstanding in 2003 and 2002, respectively	44,000	156,290,000
Additional paid-in capital	206,106,000	—
Accumulated other comprehensive income	138,000	79,000
Accumulated deficit	(133,603,000)	(133,015,000)

Total stockholders’ equity	72,685,000	23,354,000

Total liabilities and stockholders’ equity	$85,822,000	$37,111,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Product sales	$5,421,000	$4,298,000	$26,628,000	$12,294,000
Contract revenue	224,000	224,000	672,000	448,000

Total revenue	5,645,000	4,522,000	27,300,000	12,742,000
Cost of product sales	935,000	918,000	4,882,000	2,525,000

Gross margin	4,710,000	3,604,000	22,418,000	10,217,000
Operating expenses:
Research and development	4,585,000	2,110,000	12,676,000	8,407,000
Sales and marketing	1,892,000	2,217,000	7,146,000	6,291,000
General and administrative	998,000	960,000	3,045,000	2,907,000

Total operating expenses	7,475,000	5,287,000	22,867,000	17,605,000

Loss from operations	(2,765,000)	(1,683,000)	(449,000)	(7,388,000)
Interest and investment income	47,000	100,000	143,000	252,000
Interest and investment expense	(90,000)	(91,000)	(271,000)	(271,000)
Other income (expense), net	(42,000)	2,000	(11,000)	(13,000)

Net loss	$(2,850,000)	$(1,672,000)	$(588,000)	$(7,420,000)

Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.02)	$(0.22)

Weighted average shares used in computing basic and diluted net loss per share	38,768,350	36,869,133	37,925,757	34,365,118

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2003	2002

Operating activities:
Net loss	$(588,000)	$(7,420,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,000	421,000
Changes in operating assets and liabilities:
Accounts receivable	(2,500,000)	(217,000)
Inventories	(725,000)	733,000
Prepaid expenses and other current assets	(468,000)	436,000
Accounts payable and other accrued expenses	544,000	998,000
Accrued compensation and employee benefits	(81,000)	(119,000)
Accrued clinical trials expense	(286,000)	475,000
Accrued professional fees	(126,000)	12,000
Deferred revenue	(671,000)	2,237,000

Net cash used in operating activities	(4,767,000)	(2,444,000)

Investing activities:
Purchase of property and equipment	(46,000)	(49,000)
Payment on purchase of marketable securities	(11,000)	(23,000)

Net cash used in investing activities	(57,000)	(72,000)

Financing activities:
Proceeds from issuances of common stock, net of financing costs	49,860,000	10,526,000

Net cash provided by financing activities	49,860,000	10,526,000

Net increase in cash and cash equivalents	45,036,000	8,010,000
Cash and cash equivalents, beginning of period	20,233,000	15,518,000

Cash and cash equivalents, end of period	$65,269,000	$23,528,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

SciClone was reincorporated in the State of Delaware on July 18, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2002 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three month and nine month periods ended September 30, 2003 and the corresponding periods in 2002: risk-free interest rates of 2.00%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.95 and 0.96, respectively, and a weighted average expected life of the option of 4.00 years.

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

The following table illustrates the Company’s pro forma net loss and net loss per share, had compensation expense for the Company’s option and employee purchase plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, as amended by SFAS 148:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net loss — as reported	$(2,850,000)	$(1,672,000)	$(588,000)	$(7,420,000)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(844,000)	(595,000)	(2,164,000)	(1,711,000)

Net loss — pro forma	$(3,694,000)	$(2,267,000)	$(2,752,000)	$(9,131,000)

Basic and diluted net loss per share — as reported	$(0.07)	$(0.05)	$(0.02)	$(0.22)

Basic and diluted net loss per share — pro forma	$(0.10)	$(0.06)	$(0.07)	$(0.27)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years due to the different number of options granted each year.

3.	Comprehensive Loss

For the three-month periods ended September 30, 2003 and 2002, the Company’s total comprehensive loss amounted to $(2,879,000) and $(1,690,000), respectively. For the nine-month periods ended September 30, 2003 and 2002, the Company’s total comprehensive loss amounted to $(529,000) and $(7,414,000), respectively.

4.	Available-For-Sale Securities

The following is a summary of available-for-sale securities at September 30, 2003 and December 31, 2002:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

September 30, 2003:
Certificate of deposit	$798,000	$—	$798,000
U.S. government obligations	53,194,000	—	53,194,000
Corporate equity securities	51,000	138,000	189,000

	$54,042,000	$138,000	$54,181,000

December 31, 2002:
Certificate of deposit	$787,000	$—	$787,000
U.S. government obligations	13,723,000	—	13,723,000
Corporate equity securities	51,000	79,000	130,000

	$14,561,000	$79,000	$14,640,000

As of September 30, 2003, the available-for-sale securities are included as follows: $53,194,000 in cash and cash equivalents; $685,000 in restricted short-term investments and $302,000 in other short-term investments. As of December 31, 2002, the available-for-sale securities are included as follows: $13,723,000 in cash and cash equivalents; $685,000 in restricted short-term investments and $232,000 in other short-term investments.

5.	Inventories

The following is a summary of inventories at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Raw materials	$2,255,000	$2,190,000
Work in progress	101,000	159,000
Finished goods	1,800,000	1,082,000

	$4,156,000	$3,431,000

6.	Intangible Assets

The following is a summary of intangible assets:

	September 30,	December 31,
	2003	2002

Product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,826,000)	(1,774,000)

	$630,000	$682,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expense for the three-month and nine-month periods ended September 30, 2003 was $17,500 and $52,500, respectively. Amortization expense for the three-month and nine-month periods ended September 30, 2002 was $102,000 and $307,000, respectively. Amortization expense in 2002 was based on an estimated useful life of six years. For the years ending December 31, 2003 through 2012, annual amortization expense is expected to be $70,000. The Company reassessed the estimated useful life of the assets as of January 1, 2003 to be an additional eight years through 2012. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company’s policy is to identify and record impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

7.	Minimum Purchase Requirements

The Company does not have any minimum purchase requirements under its contract manufacturing supply agreements for ZADAXIN.

8.	Deferred Revenue

In January 2002, the Company received $2,685,000 from its European partner, Sigma-Tau under the terms of its collaborative agreement announced in late December 2001. This receipt has been recorded as deferred revenue and is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program beginning in April 2002 and the period of sharing the clinical data from this program with Sigma-Tau, the substantive performance requirements under the contract. For the three-month and nine-month periods ended September 30, 2003, the Company recognized $224,000 and $672,000 as contract revenue.

9.	Stockholders’ Equity

In September 2003, the Company completed a public offering of 6,000,000 shares of common stock at $8 per share and received net proceeds of $44,524,000 from the sale.

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

Special Note Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes” or similar expressions are intended to identify forward-looking statements including those statements we make regarding sales and demand for ZADAXIN, ZADAXIN’s potential and its ability to complement existing therapies, our future financial results, the timing and outcome of clinical trials, our ability to submit applications for marketing approval of our products, the use of cash to increase inventory levels, anticipated sales and cost of product sales, allocation of financial resources to certain trials and programs, research and development expense levels, sales and marketing expense levels, future commercialization and marketing efforts and general and administrative and other operating expense levels. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

     SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. We are currently evaluating our lead product, ZADAXIN, in several late-stage clinical trials for the treatment of patients with the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and certain types of cancer. Our primary focus is the successful completion of our two ongoing ZADAXIN phase 3 HCV clinical trials in the United States. If approved by the FDA, we expect ZADAXIN to complement existing HCV therapies and to expand the HCV market opportunity. In addition to the HCV trials, we are also evaluating ZADAXIN in a recently completed phase 3 hepatitis B clinical trial in Japan, an ongoing phase 2 malignant melanoma clinical trial in Europe with our exclusive European marketing partner, Sigma-Tau, two ongoing phase 2 pilot studies in the United States for the treatment of liver cancer, and a pilot study of hepatitis C triple drug combination therapy in a clinical trial in Mexico. Our other drug development candidates include SCV-07, a potentially orally available therapeutic to treat viral and infectious diseases, and other products to treat cystic fibrosis.

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

Results of Operations

     Total Revenue

     Product sales were $5,421,000 and $26,628,000 for the three-month and nine-month periods ended September 30, 2003, as compared to $4,298,000 and $12,294,000 for the corresponding periods in 2002. The growth in sales during the first nine months of 2003 was largely a result of an unanticipated temporary increase in sales of ZADAXIN to hospitals in China during the second quarter of 2003. This increase was related to the use of immune system enhancers in connection with the treatment of severe acute respiratory syndrome, or SARS. As this SARS epidemic has been contained, we expect sales in future quarters will be consistent with sales patterns in the first and third quarter of 2003.

     For the three-month and nine-month periods ended September 30, 2003, all of our product sales were derived from sales of ZADAXIN. Sales to customers in China accounted for approximately 88% and 89% of this revenue for the three-month and nine-month periods, respectively.

     Contract revenue was $224,000 and $672,000 for the three-month and nine-month periods ended September 30, 2003, as compared to $224,000 and $448,000 for the corresponding periods in 2002. The contract revenue we recognized was in connection with funds we received from Sigma-Tau in January 2002. This revenue will be recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the requirements under our contract with Sigma Tau.

     Cost of Product Sales

     Cost of product sales were $935,000 and $4,882,000 for the three-month and nine-month periods ended September 30, 2003 as compared to $918,000 and $2,525,000 for the corresponding periods in 2002. The increase in the three-month and nine-month periods ended September 30, 2003 was primarily due to higher unit sales of product. We expect cost of product sales to vary from quarter to quarter, depending upon the level of ZADAXIN sales, the absorption of fixed product-related costs, and any charges associated with excess or expiring finished product inventory.

     Research and Development

     Research and development expenses were $4,585,000 and $12,676,000 for the three-month and nine-month periods ended September 30, 2003, as compared to $2,110,000 and $8,407,000 for the corresponding periods in 2002. The increases in the three-month and nine-month periods ended September 30, 2003 was primarily to support our ZADAXIN phase 3 clinical trials in the U.S. and Japan. The initiation and continuation of ZADAXIN clinical trials have had, and will continue to have, the largest and most significant effect on our research and development expenses. In general, we expect product research and development expenses to increase in absolute dollars over the next several quarters and to vary from quarter to quarter.

     Sales and Marketing

     Sales and marketing expenses were $1,892,000 and $7,146,000 for the three-month and nine-month periods ended September 30, 2003, as compared to $2,217,000 and $6,291,000 for the corresponding periods in 2002. The decrease in the three-month period ended September 30, 2003 was due to lower promotional and advertising expenses. The increase in the nine-month period was due to an increase in sales of ZADAXIN. We expect our sales and marketing expenses to vary from quarter to quarter depending primarily upon the level of sales.

     General and Administrative

     General and administrative expenses were $998,000 and $3,045,000 for the three-month and nine-month periods ended September 30, 2003, as compared to $960,000 and $2,907,000 for the corresponding periods in 2002. In the near term, we expect general and administrative expenses to vary from quarter to quarter as we increase our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials, testing, regulatory, pre-commercialization and marketing activities.

     Interest and Investment Income

     Interest and investment income was $47,000 and $143,000 for the three-month and nine-month periods ended September 30, 2003, as compared to $100,000 and $252,000 for the corresponding periods in 2002. The decrease in interest and investment income was primarily due to lower interest rates.

     Liquidity and Capital Resources

     On September 30, 2003 and December 31, 2002, the Company had $66,256,000 and $21,150,000, respectively, in cash, cash equivalents and short-term investments, $685,000 of which was restricted cash at each date. The increase in cash and cash equivalents was primarily due to the proceeds received from our public offering of common stock in September 2003. The short-term investments consist primarily of highly liquid marketable securities.

     Net cash used by operating activities amounted to $4,767,000 for the nine-month period ended September 30, 2003 as compared to net cash used by operating activities in the amount of $2,444,000 in the corresponding period in 2002. The change was primarily due to a reduction in net loss partially offset by increases in accounts receivable and inventories during the nine-month period ended September 30, 2003, and an increase of $2,237,000 in deferred revenue during the 2002 period.

     Net cash provided by financing activities amounted to $49,860,000 for the nine-month period ended September 30, 2003 and consisted of net proceeds of $44,524,000 from a public offering of 6,000,000 shares of common stock, $2,536,000 from the exercise of outstanding warrants to purchase common stock by institutional investors, net proceeds of $1,787,000 from a direct placement to affiliates of Sigma-Tau in January 2003, $824,000 related to exercises of outstanding options under our employee stock option plans, and $188,000 from the issuance of common stock under our employee stock purchase plan.

     Our contractual obligations and other commitments as of September 30, 2003 were as follows:

	Payments Due by Period

Contractual		October - December
Obligations	Total	2003	2004 - 2005	2006 - 2007	2008 and after

Convertible notes payable	$5,600,000	$—	$5,600,000	$—	$—
Operating leases	5,302,000	344,000	2,805,000	2,153,000	—
Minimum annual royalty obligations	325,000	65,000	130,000	130,000	—

Total contractual obligations	$11,227,000	$409,000	$8,535,000	$2,283,000	$—

	Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	October - December
Commitments	Committed	2003	2004 - 2005	2006 - 2007	2008 and after

Letters of Credit	$685,000	$685,000	$—	$—	$—

     None of our officers or directors was involved in any related party transactions with the Company in the three-month and nine-month periods ended September 30, 2003 and 2002.

     We intend to give priority use of the Company’s financial resources to ZADAXIN clinical programs in the United States. We also expect to use cash in coming quarters to increase inventory levels so as to manage the changes in suppliers we are undertaking. We believe our existing capital resources and interest on funds available are sufficient to complete our current U.S. phase 3 clinical trials and, if the trials are successful and we receive FDA approval, to begin commercialization of ZADAXIN in the United States. However, we cannot assure you that such funds will be sufficient, or that sales of ZADAXIN, if approved in the United States, will result in profitable operations. The need, timing and amount of additional funding will depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, particularly ZADAXIN trials in the U.S. and Japan, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products. In the event we need to raise additional financing, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business.

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

     Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals, for ZADAXIN and other drug candidates, particularly in the United States, Europe and Japan. We are also dependent on our ability to increase ZADAXIN sales in existing markets and launch ZADAXIN in new markets. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize ZADAXIN for the treatment of HCV in the United States. We cannot assure you that we will achieve significant levels of sales or that we will receive approval for ZADAXIN for the treatment of HCV in the United States or for the treatment of HCV or other indications in other countries. If we are unable to do so, our business will be harmed.

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

     All new drugs, including our products, which have been developed or are under development, are subject to extensive and rigorous regulation by the FDA and comparable agencies in state and local jurisdictions and in foreign countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations may change from time to time and new regulations may be adopted.

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

     We are currently conducting phase 3 clinical trials based on the use of ZADAXIN in combination with pegylated interferon alpha for the treatment of HCV patients who did not previously respond to treatment. We cannot assure you that these phase 3 clinical trials will yield sufficient or adequate data to demonstrate appropriate safety and efficacy under FDA guidelines. Any failure to obtain sufficient or adequate data could delay or prevent us from securing FDA approval. In the past, Alpha 1 Biomedical, from which we acquired certain rights to thymosin alpha 1, conducted a phase 3 clinical trial of thymosin alpha 1 as a therapy for HBV that did not produce statistically significant results.

     Our HCV clinical trials have been designed to show that the combination of ZADAXIN and pegylated interferon alpha adds a significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responders. We cannot assure you that the results of this combination therapy will yield the favorable results we expect, or that the independent use of pegylated interferon alpha will not perform better than anticipated, which could reduce the chances that a new drug application, or NDA, will be approved. If the combination therapy of ZADAXIN and pegylated interferon alpha causes significant adverse side effects beyond those caused by pegylated interferon alpha alone, our clinical trials could be delayed, patients may drop out at a greater than anticipated rate, we may be forced to halt the trials or the FDA may reject an NDA due to safety issues. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in the United States will be significantly impaired, our business will suffer and the price of our stock may decline.

If we experience delays in patient enrollment in our clinical trials, we may not be able to obtain regulatory approval in accordance with our anticipated timeline.

     Each of our two current phase 3 HCV clinical trials in the United States are designed to enroll 500 patients, one trial treating patients with no liver damage and the other trial treating patients with mild cirrhosis of the liver. The 500 patient enrollment is complete in the first trial, however if we are unable to enroll a sufficient number of patients in the second trial, if such enrollment is delayed or if patient drop out rates in either trial are higher than anticipated, our ability to proceed with our clinical trials and prepare an NDA would be adversely affected. In particular, we are experiencing competition for patients with mild cirrhosis of the liver, from trials sponsored by other commercial drug developers and from a trial sponsored by the National Institutes of Health. Competition for the enrollment of similar patients in other clinical trials or other delays in enrollment may prevent us from enrolling patients quickly enough to meet our current timing expectations for completing our phase 3 trials, which would delay the preparation of an NDA. If we are not able to fully enroll patients for both of these clinical trials or patient drop out rates are higher than anticipated, it could reduce the chances that our NDA will be approved.

We cannot predict the safety profile of the use of ZADAXIN when used in combination with other drugs.

     Many of our trials involve the use of ZADAXIN in combination with other drugs. Some of these drugs are known to cause adverse patient reactions. Even if ZADAXIN does not produce adverse side effects when used alone, we cannot predict how it will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs which could compromise the safety profile of ZADAXIN when used in certain combination therapies.

Due to the outbreak of SARS in China, sales of ZADAXIN in the second quarter of 2003 were significantly higher than expected and are not indicative of future sales.

     Our sales for the quarter ending June 30, 2003 were more than 200% greater than sales for any quarter in our history as a result of a previously unanticipated increase in sales of ZADAXIN to hospitals in China. This increase was related to the use of immune system enhancers, including ZADAXIN, in connection with the treatment of severe acute respiratory syndrome, or SARS. In future quarters, sales of ZADAXIN for the treatment of SARS could be affected by changes in treatment in China, changes in the rate of infection and the emergence of evidence as to the effectiveness or ineffectiveness of ZADAXIN or of other potential treatments for SARS.

     As a result of the containment of the recent SARS epidemic, we expect sales in future quarters to be more consistent with sales patterns of the third quarter, which has significantly lower sales results than those of the second quarter in 2003. We could experience fluctuations in sales in future quarters as a result of similar factors.

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

     Our product revenue in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. Substantially all of our ZADAXIN sales are to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. Several local companies have introduced lower priced locally manufactured generic competitive products. If these sales continue, there could be a negative impact on the price and the volume of ZADAXIN sold in China and this would harm our business.

     In addition, our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including difficulties and delays in obtaining registrations, permits, pricing approvals and reimbursement and unexpected changes in regulatory requirements. In addition, we experience other issues with managing foreign sales operations including long payment cycles, difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions.

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

     China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within any six month period. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on six importers to supply substantially all of our product in China. Because we use a small number of importing agents in China, our receivables from any one importing agent are material, and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected.

If we fail to protect our products, technologies and trade secrets, we may not be able to successfully use, manufacture, market or sell our products, or we may fail to advance or maintain our competitive position.

     Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to ZADAXIN have expired, including composition of matter patents, we have rights to other patents and patent applications relating to ZADAXIN and ZADAXIN analogs, including method of use patents with respect to the use of ZADAXIN for certain indications. If other parties develop generic forms of ZADAXIN for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of ZADAXIN. If other parties develop analogs or derivatives of ZADAXIN, our patents and other rights might not be sufficient to prohibit them from marketing these analogs or derivatives.

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

     Our commercial success depends in part on us not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. We are aware of a third-party patent that may relate to our products and may cover a method of action used by ZADAXIN. We cannot assure you that our mechanism of action does not infringe on their claim. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, U.S. patent applications may be kept confidential for up to 18 months while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, regardless of merit, would require us to devote resources and attention that could have been directed to our operations and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.

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

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

     We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to assemble a timely and acceptable NDA. If sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. Not all of the ZADAXIN planned to be used in our HCV clinical trials has been manufactured and received. F. Hoffmann La-Roche is our exclusive supplier of pegylated interferon alpha for our current U.S. clinical trials, and we have not received all the pegylated interferon to be used in the clinical trials. F. Hoffmann La-Roche’s agreement with us to provide our supply of pegylated interferon alpha can be terminated by them without cause on 30-days’ notice, in which case we would need to purchase their product for use in the clinical trials. Any delay in receiving, or a recall of, pegylated interferon alpha or ZADAXIN, including by reason of Roche’s termination of its supply arrangement with us, could delay the clinical trials or detract from the integrity of the trial data. If any of the foregoing occurs, our ability to complete our clinical trials in the United States and to market and sell ZADAXIN worldwide will be delayed or impaired, our business will suffer and the price of our stock may decline. We have been in the process of qualifying a new additional manufacturer of ZADAXIN and if we encounter problems with this process of validation, our sales or our clinical trials could be adversely affected.

If we are not able to establish and maintain adequate manufacturing relationships, the development and sale of our products could be impaired.

     To be successful, our products must be manufactured in commercial quantities, in compliance with stringent regulatory requirements and at an acceptable cost. Manufacturing interruptions or failure to comply with regulatory requirements could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business.

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

     While we have limited sales of ZADAXIN in certain markets, we do not yet have regulatory approval for ZADAXIN for our principal target markets, and, in this respect, ZADAXIN is still being developed. Our other products are in earlier stages of development than ZADAXIN. To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

     We have not yet sold any product other than ZADAXIN and our sales have been primarily in a single country, China. Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the United States, Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will suffer. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will hurt our operations.

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

     We believe our existing resources will be sufficient to complete our current U.S. phase 3 clinical trials and, if the trials are successful and we receive FDA approval, to begin commercialization of ZADAXIN in the United States. However, we cannot assure that such funds will be sufficient, or that sales of ZADAXIN, if approved in the United States, will result in profitable operations. In addition, we may need additional funds in the future to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

We have a history of operating losses and an accumulated deficit. We expect to continue to incur losses in the near term and may never achieve profitability.

     We have experienced significant operating losses since our inception, and as of September 30, 2003, we had an accumulated deficit of approximately $134 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the United States, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

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

     A large majority of our sales are in China. Heightened tensions resulting from the current geopolitical conditions in the Middle East, North Korea and elsewhere could worsen, causing disruptions in foreign trade, which would harm our sales. In particular, our commercial product is manufactured in Europe and distributed by us from our operations in Hong Kong. Any disruption of our supply and distribution activities due to geopolitical conditions could decrease our sales and harm our operating results.

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

     The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	results of clinical trials involving ZADAXIN;

•	progress of ZADAXIN through the regulatory process, especially regulatory actions in the United States and Japan;

•	timing and achievement of milestones;

•	announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in company assessments or financial estimates by securities analysts;

•	actual or anticipated fluctuations in our quarterly operating results;

•	general stock market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

•	economic conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

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

Substantial sales of our stock or the exercise or conversion of options or convertible securities may impact the market price of our common stock.

     As of September 30, 2003, stock options to purchase 5,597,209 shares of common stock were outstanding, of which options to purchase 3,871,535 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 1,004,760 shares of common stock at prices ranging from $2.25 to $7.00 per share, and two notes convertible into a total of 684,140 shares of common stock. The note holder has the right to purchase up to $8.3 million of additional convertible notes due on or before March 2006, which, if fully issued, will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

     As of September 30, 2003 our directors and officers owned or had the right to acquire approximately 7.3% of the outstanding shares of our common stock. Our two largest stockholders, Sigma-Tau (and its affiliates) and Randal J. Kirk, owned in the aggregate approximately 15.3% of the outstanding shares of our capital stock. As a result, due to their concentration of stock ownership, our directors, officers and largest stockholders, if they act together, may be able to influence our management and operation and may be able to affect or influence all matters requiring a stockholder vote, including the election of all directors and the amendment of charter documents or the approval of a merger, sale of assets or other major corporate transactions.

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

     Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Prior to our recent reincorporation in Delaware, we had a shareholder rights plan, also commonly known as a “poison pill,” which we terminated in connection with the reincorporation. We currently do not intend to adopt a shareholder rights plan. However, our charter documents do contain certain anti-takeover provisions, including provisions in our certificate of incorporation providing that stockholders may not cumulate votes, stockholders’ meetings may be called by stockholders only if they hold 25% or more of our common stock and provisions in our bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue 10 million shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we currently invest in highly liquid and high quality U.S. government and agency obligations. Our investments in U.S. government and agency obligations are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $98,005 decrease (0.6%) in fair value of our available-for-sale securities.

     The potential change noted above is based on sensitivity analyses performed on our financial position at September 30, 2003. Actual results may differ materially.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)*	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

31.1(5)	Section 302 Certification of Chief Executive Officer.

31.2(5)	Section 302 Certification of Chief Financial Officer.

32.1(5)	Section 906 Certification of Chief Executive Officer.

32.2(5)	Section 906 Certification of Chief Financial Officer.

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Filed herewith.

(b) Reports on Form 8-K

1.	On July 28, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 7 and Item 12.

2.	On July 28, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 and Item 7.

3.	On September 24, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 and Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: October 31, 2003	/s/ Richard A. Waldron

Richard A. Waldron
Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Exhibit	Page

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)*	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

31.1(5)	Section 302 Certification of Chief Executive Officer.

31.2(5)	Section 302 Certification of Chief Financial Officer.

32.1(5)	Section 906 Certification of Chief Executive Officer.

32.2(5)	Section 906 Certification of Chief Financial Officer.

*     Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Filed herewith.