Form 10-K
period 2003-12-31
SCICLONE PHARMACEUTICALS INC
filed 2004-03-15
CIK 880771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003,

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number 0-19825

SciClone Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-3116852 (I.R.S. Employer Identification No.)

901 Mariner’s Island Boulevard San Mateo, California (Address of principal executive offices)	94404 (Zip Code)

(650) 358-3456
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $320,101,054 as of June 30, 2003, based upon the closing sale price of the Registrant’s Common Stock on The NASDAQ National Market on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 20, 2004, there were 44,583,412 shares of the Registrant’s Common Stock outstanding.

     Part III incorporates by reference from the definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales and net sales and levels; the timing and outcome of clinical trials and the timing of reporting of clinical trial results; the timing of enrollment, treatment and follow-up for our clinical trials; the preparation and timing of our Japanese New Drug Application and other potential New Drug Applications in the United States; projected increases in the number of hepatitis C patients seeking treatment and re-treatment; ZADAXIN’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future marketing efforts and its effect on the Company’s value; our ability to expand our product pipeline; partnering prospects for ZADAXIN; research and development and other expense levels; future inventory levels; levels of gross margin and cost of product sales and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Business

Overview

     SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. We are currently evaluating our lead product, ZADAXIN, in several late stage clinical trials for the treatment of patients with the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and certain types of cancer. Our primary focus is the successful completion of our two ongoing ZADAXIN phase 3 HCV clinical trials in the United States. We believe the worldwide market for HCV therapies was approximately $3 billion in 2003 and could exceed $8 billion in 2012. If approved by the U.S. Food and Drug Administration (FDA), we expect ZADAXIN to complement other HCV therapies and to expand the HCV market opportunity. In addition to the HCV trials in the United States, we are also evaluating ZADAXIN in a recently completed phase 3 HBV clinical trial in Japan, an ongoing phase 2 malignant melanoma clinical trial in Europe with our exclusive marketing partner for Western Europe, Sigma-Tau, two ongoing phase 2 pilot studies in the United States for the treatment of liver cancer and other international clinical trials, particularly an ongoing HCV pilot clinical trial in Mexico. Our other principal drug development candidate is SCV-07, a potentially orally available therapeutic to treat viral and infectious diseases.

     We are currently evaluating ZADAXIN in the United States in two multi-center, randomized, placebo controlled and double-blinded phase 3 clinical studies for the treatment of patients with HCV who have failed previous FDA-approved HCV therapies. The World Health Organization estimates that more than 170 million people are infected with HCV worldwide, including, according to Datamonitor, an estimated 10 million people in the three major pharmaceutical markets — the United States, Europe and Japan. The National Institutes of Health estimate that in the United States alone 4 million people are infected with HCV. The current HCV therapy of pegylated interferon alpha in combination with ribavirin is not effective in approximately half of all treated patients. Our clinical trials are designed to demonstrate that ZADAXIN, in combination with pegylated interferon alpha, is effective in treating HCV patients who have not responded to prior HCV therapies. We completed full enrollment of our first 500 patient phase 3 hepatitis C clinical trial in September 2003 and expect full enrollment of our second 500 patient trial near the end of the second quarter of 2004. We expect all patients to have completed the 12 month therapy and six month follow-up observation period by the end of 2005.

     To explore ways to further improve therapy for HCV patients who have not responded to prior therapy, we also are evaluating ZADAXIN in an HCV triple therapy pilot clinical trial in Mexico. Interim data from this trial demonstrate that adding ZADAXIN to the combination therapy of pegylated interferon alpha and ribavirin increased early response rates for HCV non-responder patients. Based on these interim results, we intend to analyze subsequent data from this trial as well as consider future additional triple therapy clinical studies.

     In June 2003, we reported results from our ZADAXIN phase 3 HBV clinical trial in Japan. Efficacy measurements taken 12 months after the end of therapy showed that 22% of patients receiving standard dose of ZADAXIN demonstrated a sustained seroconversion, defined by the loss of the hepatitis B virus e-antigen and the development of antibody to the e-antigen. Patients with chronic hepatitis B who demonstrate formation of the antibody to the hepatitis B e-antigen are generally considered to be cured of their chronic hepatitis B. We believe the data reported from this trial show that ZADAXIN administered as a monotherapy would be a beneficial addition to therapies currently available in Japan for the treatment of hepatitis B. We are preparing for a regulatory filing for ZADAXIN in Japan and are targeting to file a Japanese New Drug Application by the end of 2004.

     In Europe, we are working with Sigma-Tau for the development and commercialization of ZADAXIN. We and Sigma-Tau intend to use data from our U.S. phase 3 HCV clinical trials, if they are positive, to pursue regulatory approval for ZADAXIN for this indication in Europe. In addition, Sigma-Tau is evaluating ZADAXIN in Europe in a phase 2 malignant melanoma clinical trial.

     ZADAXIN has been approved for sale in China for the treatment of HBV and by the ministries of health in over 30 other countries principally for treatment of viral indications. ZADAXIN has not produced any reported significant side effects or toxicities in over 6 years of commercial use and over a decade of clinical development.

     ZADAXIN is a synthetic preparation of a naturally occurring peptide known as thymosin alpha 1, generically known as thymalfasin. We have maintained exclusive commercial and marketing rights to ZADAXIN for all indications in the United States. We are the licensee or owner of patents relating to the use of ZADAXIN as a therapy for HCV that do not expire until 2015 in the United States and until 2012 in Japan and the major commercial markets in Europe. We also are the licensee or owner of patents relating to the use of ZADAXIN in Japan as a therapy for HBV that do not expire until 2012. In certain European countries and in Japan, the period of patent protection may be extended by up to five years depending on the relevant dates of patent grant and market authorization.

Hepatitis C and the Limitations of the Current Standard of Care

     HCV is one of the world’s most prevalent blood borne chronic infectious diseases, and there is currently no approved or available vaccine to prevent HCV infection. The World Health Organization estimates that 170 million people are infected with HCV worldwide, including, according to Datamonitor, 10 million in the three major pharmaceutical markets — the United States, Europe and Japan. The National Institutes of Health estimate that in the United States alone 4 million people are infected with HCV. We believe the worldwide market for HCV therapies could grow from $3 billion in 2003 to over $8 billion in 2012. This projection is based on an expected significant increase in the number of patients seeking treatment for the first time or re-treatment after failing therapy. Following the relatively high rate of infection prior to 1990 and the slow progression of the disease, the number of individuals diagnosed with HCV and seeking treatment for the first time is expected to increase. Since approximately 50% of patients fail current HCV therapies, the number of patients seeking re-treatment is also expected to increase.

     HCV is a systemic disease that localizes itself in the liver and for the majority of patients, if not successfully treated, leads to more serious complications, including cirrhosis of the liver, liver failure and liver cancer. The American Liver Foundation estimates that the number of deaths in the United States caused by HCV is currently between 8,000 and 10,000 annually and may increase to 30,000 deaths annually in the next twenty years. Frequently, people with HCV are not aware that they have the disease since symptoms at the onset of infection are generally mild. Typically, liver damage develops gradually over a period of as much as 20 years or more before serious symptoms of the disease become apparent. In the United States, Europe and Japan, many people infected with HCV acquired the disease from blood transfusions received prior to the implementation of screening the blood supply for HCV in the early 1990s.

     At this time, the only products approved by the U.S. FDA for the treatment of hepatitis C are interferon alpha, in both standard and pegylated forms, and the antiviral drug ribavirin, which must be used in combination with interferon alpha. The current standard of care for HCV patients is the pegylated form of interferon alpha used in combination with ribavirin. Interferon alpha, an injectable drug, is a recombinant version of a natural substance the body produces in response to viral infection. Interferon alpha helps uninfected cells resist infection and assists in stimulation of the body’s immune system to clear infected cells. Ribavirin is a nucleoside analogue that improves the efficacy of interferon alpha therapy for HCV, however, ribavirin by itself has not been shown to be effective in the treatment of HCV. Interferon alpha therapy often induces severe toxicities, and treatment with ribavirin introduces additional toxicities. Many patients cannot, or will not, tolerate a complete 12 month course of interferon alpha and ribavirin at approved optimal doses, and dose reduction of one or both drugs is commonly prescribed. Consequently, efficacy may be reduced.

     Current HCV therapy of pegylated interferon alpha and ribavirin is effective as a first course of treatment for just over half of all patients. For patients who fail this therapy, re-treatment with pegylated interferon alpha and ribavirin is effective for only approximately 10% of such patients. One of the primary factors in determining the chances of successful therapy for a patient is the strain of the hepatitis C virus infecting the patient. In the United States, we estimate that 75%, or 3 million, of all HCV carriers are infected with a particularly difficult to treat strain called genotype 1. Of these carriers, we estimate that 2 million have been infected with HCV for 10 years or more and have high levels of HCV genotype 1, for whom current therapy is even less effective, producing a sustained response in only approximately 30% of these patients. The large majority of patients who fail current therapy have a high viral load of HCV genotype 1. It has been estimated that 62% of HCV carriers in Europe and 69% in Japan are infected with genotype 1.

ZADAXIN Treatment for HCV

     We are currently developing ZADAXIN to be used in combination with pegylated interferon alpha to be the first FDA approved therapy specifically for the treatment of HCV in patients who have failed therapy, commonly referred to as non-responders. If this combination therapy is approved by the FDA, we believe that ZADAXIN could be beneficial in combination with current therapy (pegylated interferon alpha with or without ribavirin) as a first course of therapy for all HCV patients. ZADAXIN is a pure synthetic preparation of thymosin alpha 1, a natural substance that circulates in the body and is instrumental in the immune response to viral infections and certain cancers. After the administration of a single, standard 1.6 mg subcutaneous dosage of ZADAXIN, the circulating levels of thymosin alpha 1 are temporarily increased 50 to 100 times its normal level in the body. Published scientific and clinical studies have shown that ZADAXIN helps stimulate and direct the body’s immune response to eradicate HCV, HBV, other infectious diseases and certain cancers. ZADAXIN has not produced any reported significant side effects or toxicities in over 6 years of commercial use and over a decade of clinical development.

     ZADAXIN elicits a variety of immune system responses against viruses and cancer cells. One such response is the increase in white blood cell production and their differentiation into CD-4 helper-cells, specifically towards differentiation of T helper 1 cells (Th1 cells secrete cytokines such as interleukin-2 (IL-2) and gamma interferon). Studies have shown that a Th1-directed immune response is fundamental to the eradication of certain viral diseases, such as HCV and HBV as well as certain cancers.

     Similarly, ZADAXIN helps increase the production of CD-8 and NK, or natural killer cells, a population of cells able to directly attack and kill virally-infected and certain cancer cells. As ZADAXIN increases Th1 cells, it also decreases production of Th2 cytokines such as IL-4. Both of these activities are important in an effective cellular response to an HCV infection. Moreover, ZADAXIN reduces T-cell apoptosis, or programmed cell death, which allows these beneficial cells to circulate for a longer period of time. ZADAXIN also exhibits direct antiviral effects by enhancing the expression of surface-marker proteins (antigens) on virally-infected and certain cancer cells. These surface markers help the body’s immune system recognize and target both virally infected and cancer cells for eradication.

HCV Clinical Trials

     We are conducting two phase 3 HCV clinical trials involving 1,000 patients at over 80 sites in the United States using ZADAXIN in combination with pegylated interferon alpha as a therapy for HCV non-responder patients. These two trials are multi-centered, randomized, placebo-controlled and double-blinded.

     In September 2003, one of these trials completed full enrollment of 500 patients with no cirrhosis, or tissue damage of the liver. The other trial is currently enrolling 500 patients with mild cirrhosis of the liver and is expected to reach full enrollment near the end of the second quarter of 2004. Patients with cirrhosis of the liver are generally more difficult to treat and are more difficult to qualify for enrollment in clinical trials. In each of the clinical trials, patients are being assigned to a 12-month course of ZADAXIN (1.6 mg/twice a week) plus pegylated interferon alpha (180 #g/once a week) or placebo plus pegylated interferon alpha. After completing treatment, the patients will be followed for a six-month observation period. Primary endpoints are a sustained virological response (SVR), defined as clearance of the hepatitis C virus measured by PCR (polymerase chain reaction), and an improvement in the liver histological activity index, both measured at the end of the six-month observation period. These treatments and follow-up periods are designed to be consistent with the FDA standard for demonstrating sustained response to HCV therapy.

     We currently expect all patients to have completed therapy and the follow-up period by the end of 2005. Successful completion of two parallel phase 3 trials is normally necessary for regulatory approval in the United States. Therefore, we expect to report data upon completion of both trials. These trials are designed to provide statistically significant results, and together represent one of the largest HCV clinical studies conducted using only patients in the United States.

     The PEGASYS brand of pegylated interferon alpha is being provided for both trials at no cost to us by F. Hoffmann La-Roche (Roche), which receives the right to use the data resulting from the trials but does not receive any marketing rights to ZADAXIN or the combination therapy.

     Published data indicate ZADAXIN in combination with pegylated interferon alpha has the potential to benefit HCV non-responder patients. In a 12-week dose-ranging study, we treated 31 non-responders, all with a high viral load of genotype 1 HCV, with 3 different ZADAXIN doses (0.8 mg, 1.6 mg and 3.2 mg/twice a week) in combination with standard dose (180 µg/once a week) pegylated interferon alpha. The data showed an early virologic response (EVR) for patients in each dosing regimen, ranging from 20 to 36 percent across the groups. These data, combined with immunological parameters, showed the standard dose (1.6 mg/twice a week) to have the best probable clinical profile. EVR is defined as a 2 log or greater reduction in HCV RNA measured after 12 weeks of therapy. A patient who demonstrates an EVR may or may not achieve a SVR, and therefore EVR may not be predictive of a successful outcome, especially for a non-responder patient. Without an EVR, a patient is highly unlikely to achieve an SVR.

     In addition to the 12-week study, a pooled analysis from several previous clinical studies showed that 22% of non-responder patients treated with a combination of ZADAXIN and non-pegylated interferon alpha had a SVR. By comparison, in separate studies 8-15% of non-responder patients retreated with a combination of non-pegylated interferon alpha and ribavirin had a SVR. Comparisons between trials conducted under various conditions are informative, but should not be relied upon as conclusive evidence as to relative therapeutic benefit.

     To explore ways to further enhance ZADAXIN therapy for HCV non-responder patients, our licensee in Mexico is conducting a triple therapy pilot clinical trial. Interim data from this trial demonstrate that adding ZADAXIN to the combination therapy of pegylated interferon alpha and ribavirin increased early response rates for HCV non-responder patients. Based on these interim results, we intend to analyze subsequent data from this trial as well as consider future additional triple therapy clinical studies. This study could help determine if higher EVR rates can lead to higher SVR rates.

     This ongoing triple therapy pilot clinical trial plans to enroll approximately 50 HCV non-responder patients at five sites. All of the patients in this trial have failed to show a response to prior therapy of at least six months of interferon in combination with ribavirin. During the course of this trial, patients will receive 12 months of triple therapy [ZADAXIN (1.6 mg/twice a week) in combination with pegylated interferon alpha (180 µg/once a week) and ribavirin (800-1,000 mg/daily)] and will be measured for a sustained response six months after completing therapy. The primary endpoint of the study is a sustained virologic response measured at week 48 (end of therapy) and week 72 (end of observation). The secondary endpoints are normalization of ALT (a liver enzyme) measured at week 48 and 72 and reduction in HCV load (or concentration of the virus in the blood) measured at week 12, 24, 48, and 72.

     Preliminary data for this trial showed that after 24 weeks of therapy with ZADAXIN in combination with pegylated interferon alpha and ribavirin, 41% of the initial 22 HCV non-responder patients enrolled tested negative for HCV RNA and 50% showed a virologic response to therapy (a 2 log or greater reduction in the level of HCV RNA). By comparison, separate recent studies show that after 24 weeks of therapy with pegylated interferon alpha plus ribavirin approximately 30% of HCV non-responder patients test negative for HCV RNA. Comparisons between trials conducted under various conditions are informative, but should not be relied upon as conclusive evidence as to relative therapeutic benefit. Earlier data reported from our trial showed that after 12 weeks of therapy with ZADAXIN in combination with pegylated interferon alpha and ribavirin, 61% of the initial 23 HCV non-responder patients enrolled reported an EVR (a 2 log or greater reduction in the level of HCV RNA) and 48% tested negative for HCV RNA. By comparison, separate recent studies show that pegylated interferon alpha plus ribavirin produce an EVR in approximately 15-21% of non-responders after 12 weeks of therapy.

ZADAXIN Treatment for HBV

     HBV is another highly prevalent blood borne chronic viral infectious disease that localizes itself in the liver. The chronic phase of the disease often leads to liver cirrhosis and progression to liver cancer. The World Health Organization estimates that more than 350 million people worldwide are infected with HBV, the vast majority of those infected are in Asia and Africa, and to a lesser extent in the Middle East. There is a relatively low incidence of the virus in certain countries, such as the United States and those in northern Europe. There are effective HBV vaccines that are used worldwide, however, in many areas of the world, particularly in Asia, HBV is transmitted from mother to child at birth.

     We estimate the worldwide market for HBV therapeutics was approximately $320 million in 2003. Compared to the current size and projected growth of the HCV therapeutics market worldwide, we believe the HBV therapeutics market opportunities are more modest. Based on the prevalence of HBV and the economic demographics in these territories, we believe the most important HBV markets are in Asia, particularly China and Japan, Southern Europe and the Middle East. In the United States, we believe the nature of the limited hepatitis B patient population limits the market opportunity for ZADAXIN as a monotherapy for HBV. To enhance the use of ZADAXIN in treating HBV patients, we continue to explore ZADAXIN in combination with other approved HBV therapies.

     To cure chronic HBV infection, a therapy must induce a durable interruption of viral replication which will lead to a sustained response after therapy has ended. This is indicated by the disappearance of the marker called HBV e-antigen and the detection of antibody to the HBV e-antigen, a process which is also known as HBV e-antigen seroconversion. We believe that current HBV therapies in the United States, Europe and Japan are inadequate in safely achieving this goal of a sustained response. In Japan, these therapies include interferon alpha and the nucleoside analogue lamivudine. Interferon alpha, an injected drug, is effective in producing a sustained response in approximately 40% of patients. However, many patients are unable to tolerate the recommended four months of therapy at doses three to four times that of interferon alpha’s recommended HCV therapy dose. The severe side effects frequently require dose reduction and even termination of therapy. Lamivudine, an oral nucleoside analogue, is effective in suppressing the virus and slowing the progression of liver disease. However, after therapy is stopped or interrupted the virus typically rebounds. Another concern is that prolonged use of lamivudine causes the hepatitis B virus to mutate, sometimes to a form resistant to the drug, making therapy even more problematic. Viral mutations are common after just one year of therapy and there is debate among physicians concerning how long to administer this drug. Adefovir, an oral drug recently approved in the United States and Europe but presently not in Japan, is a nucleotide analogue that, like lamivudine, suppresses hepatitis B viral replication while the drug is taken. It is uncertain yet whether prolonged use of adefovir will lead to resistant viral mutations.

HBV Clinical Trials

     The combined data from ZADAXIN’s hepatitis B clinical trials in the United States, Europe and particularly Asia have resulted in regulatory and marketing approvals for ZADAXIN as a hepatitis B therapy in Asia, Latin America and the Middle East.

     In Japan, we completed our phase 3 clinical trial using ZADAXIN as a monotherapy for hepatitis B. This clinical trial was designed to demonstrate a clinical benefit, measured by an analysis of a combination of safety and efficacy data points. Similar in design to some other Japanese HBV studies, this trial did not include an untreated group of patients. Patients received either a standard 1.6 mg/twice a week dose of ZADAXIN or a lower 0.8 mg/twice a week dose of ZADAXIN for six months and were observed for a period of 12 months after ending therapy. Of the patients in this trial, 39% had failed prior therapy with interferon alpha and 24% had severe liver fibrosis. A total of 283 patients were compliant with the 18-month protocol and qualified for evaluation at the end of the study. No significant drug-related side effects or toxicities were reported.

     At the end of the follow-up period, efficacy measurements from both arms of the trial combined showed that 27% of patients had negative HBV viral DNA, 23% of patients demonstrated a successful interruption of viral replication, defined as clearance of the HBV e-antigen, and 20% of patients demonstrated a sustained seroconversion of the HBV e-antigen to HBV e-antibody. Patients with chronic HBV who demonstrate a sustained seroconversion after therapy and follow-up observation are widely considered to be cured of their chronic HBV. In the standard 1.6 mg arm of the trial, 29% of patients had negative HBV viral DNA, 23% of patients demonstrated a successful interruption of viral replication and 22% of patients demonstrated a sustained seroconversion of the HBV e-antigen. In the lower dose 0.8 mg arm of the trial, 26% of patients had negative hepatitis B viral DNA, 23% of patients demonstrated a successful interruption of viral replication and 19% of patients demonstrated a sustained seroconversion of the HBV e-antigen.

     We believe the results of this study compare favorably to the published data from other approved HBV therapies. Lamivudine produced a seroconversion of the HBV e-antigen in 16% of Asian patients after 12 months of therapy in a trial which did not have a follow-up observation period. In a separate study, adefovir dipivoxil produced a seroconversion of the HBV e-antigen in 12% of patients after 12 months of therapy (no follow up observation period). The lamivudine and adefovir dipivoxil studies had different treatment regimens from our Japanese trial. Comparisons between trials conducted under various conditions are informative, but should not be relied upon as conclusive evidence as to relative therapeutic benefit.

     We are preparing for the filing of the JNDA, or Japanese New Drug Application, and are targeting to have it filed by the end of 2004. We have closed all 49 sites and are using the final data set to prepare the JNDA. The new drug approval process in Japan involves several levels of review by the Japanese Ministry of Health before safety and efficacy data are presented to the medical reviewers of the Ministry’s Evaluation and Licensing Division. If the safety and efficacy review is successful, the Ministry of Economy evaluates comparable pricing information before establishing a reimbursement price for a drug. This entire process is demanding and typically requires 18 months or more from the date of submission of a JNDA. We are the licensee or owner of patents in Japan relating to the use of ZADAXIN to treat HBV that expire in 2012 and which may be extended by up to five years depending on the relevant dates of patent grant and market authorization.

     In 1994, Alpha 1 Biomedicals Inc., from which we acquired certain rights to thymosin alpha 1, completed their 99 patient U.S. phase 3 clinical trial of thymosin alpha 1 as a monotherapy for HBV. After six months of therapy and six months of follow up observation, 25% of patients treated with thymosin alpha 1 achieved the endpoints of the study, negative HBV DNA and loss of the hepatitis B e-antigen, compared to 13% of patients in the placebo control arm. Although nearly twice the number of patients treated with thymosin alpha 1 achieved the endpoints versus the placebo control arm, the small number of patients did not provide enough power to achieve statistical significance. Consequently, Alpha 1 Biomedicals Inc. never submitted these data to the FDA. Thymosin alpha 1 scientific data published subsequent to 1994 have allowed us to improve the design of our clinical trials, which we believe will lead to more definitive results.

Hepatitis Advisory Board

     Our Hepatitis Advisory Board provides advice for the research and clinical development of ZADAXIN. The Board includes highly respected thought leaders in the field of hepatology. As of December 31, 2003, the members of our Hepatitis Advisory Board included the following:

Name	Institution
Jules Dienstag, M.D.	Harvard University, Massachusetts General Hospital
Michael Karin, Ph.D.	University of California, San Diego
Willis Maddrey, M.D.	University of Texas Southwestern Medical Center at Dallas
John McHutchinson, M.D.	Duke University Medical Center
Eugene Schiff, M.D.	University of Miami School of Medicine
Teresa Wright, M.D.	UCSF, Veterans Administration Medical Center, GI Center, San Francisco

ZADAXIN Treatment in Oncology

     We believe that ZADAXIN’s mechanism of action and highly specific role in activating and directing an immune response make it a potential therapeutic agent for various cancers, including malignant melanoma and liver cancer.

     Malignant melanoma is one of the deadliest forms of cancer. There are 50,000 new melanoma cases diagnosed annually in the United States and Europe and the median survival for late-stage malignant melanoma patients is only five months. Current malignant melanoma therapies include interferon alpha and the chemotherapy drug dacarbazine (DTIC).

     Our partner in Europe, Sigma-Tau, is currently enrolling patients in a phase 2 malignant melanoma clinical trial intended to involve over 65 sites throughout Europe. The trial is designed to demonstrate a clinical benefit from using ZADAXIN in combination with standard chemotherapy and low-dose interferon alpha. This clinical trial is being funded and conducted by Sigma-Tau, which has exclusive marketing rights for ZADAXIN in most Western European countries. Sigma-Tau is currently enrolling stage 4 (metastatic) malignant melanoma patients and plans to enroll over 300 patients in this trial. All patients in this four-arm study are receiving DTIC chemotherapy. In addition to receiving DTIC, each patient is randomly assigned to receive either ZADAXIN, interferon alpha, or ZADAXIN (in varying doses) plus interferon alpha. Patients are receiving six months of therapy and will be observed for a period of 12 months after the end of therapy. The endpoints are tumor response and survival. The results of this clinical trial, if positive, are expected to be used in the design of a ZADAXIN combination therapy phase 3 clinical trial for malignant melanoma.

     We are also conducting two phase 2 pilot studies to explore the use and effectiveness of ZADAXIN in the treatment of hepatocellular carcinoma (HCC), or primary liver cancer. We estimate there are approximately 5,000 new cases of liver cancer diagnosed annually in the U.S. Due to the relatively low incidence of this disease and the transplant criteria for liver cancer patients established by the United Network for Organ Sharing (UNOS) Organ Procurement and Transplantation Network (OPTN), the rate of patient recruitment for our trials has been slow. However, we believe that recent changes by the UNOS/OPTN to the transplant criteria for liver cancer patients may facilitate enrollment. We are following the tumor response and survival of the enrolled patients.

SCV-07

     Our other principal product development candidate is SCV-07, a potentially orally administered therapeutic to treat viral and infectious diseases. We acquired the worldwide rights, except in Russia, to a new class of immunomodulators that stimulate the immune system in a manner similar to ZADAXIN. SCV-07 is the lead candidate in this group and has been used in clinical trials in Russia for the treatment of tuberculosis and has demonstrated promising results. We are working with our collaborator Verta, Ltd. in Russia to develop an oral formulation for SCV-07. We are seeking to conduct additional clinical trials to test the optimal dosing and oral administration of SCV-07 in the treatment of infectious diseases with the intention of opening an Investigational New Drug application (IND) to study SCV-07 in the United States.

Our Strategy

Our objective is to be a leader in the development and commercialization of novel drugs that can be effective primarily in the treatment of infectious diseases and cancer. We focus our financial resources on the late-stage development of products rather than devoting these resources to discovery. In doing so, we leverage the resources and expertise of third party organizations, such as clinical research organizations and contract manufacturers. Our international sales operations contribute positive cash flow to help fund product development and targeted expansion of our marketing efforts.

Our specific near term plans include:

• Obtaining regulatory approvals for ZADAXIN in the United States, Europe and Japan. We are conducting late-stage clinical trials for ZADAXIN targeting regulatory approval in the major pharmaceutical markets. In the United States, we are conducting two ZADAXIN phase 3 HCV clinical trials and intend to use the data from these trials, if favorable, to pursue regulatory approvals in the United States, Europe and Japan. Similarly, we intend to pursue clinical development, obtain regulatory approvals and commercialize ZADAXIN in the European Union (EU), initially in HCV and cancer, through our marketing and development partner, Sigma-Tau. In Japan, we intend to use the data from our ZADAXIN phase 3 HBV clinical trial to pursue regulatory approval in that country. We will continue to seek approvals and expand marketing opportunities for our products in important markets in the developing world through our wholly-owned international subsidiary, SciClone Pharmaceuticals International Ltd. (SPIL) and believe regulatory approvals in the major markets would benefit our efforts in the developing world.

• Introducing ZADAXIN in the major pharmaceutical markets and expanding current international sales. In the United States, we have retained all of the commercialization rights to ZADAXIN. We will continue to evaluate a number of strategic options for commercializing this product if it is approved by the FDA, including developing or contracting a professional sales force or licensing certain rights to ZADAXIN to a pharmaceutical company. Sigma-Tau is our exclusive ZADAXIN marketing and development partner for most of Western Europe and Schering-Plough is our exclusive ZADAXIN marketing partner in Japan. We intend to continue to expand sales of ZADAXIN worldwide by seeking approvals in new markets and seeking expanded approvals in existing markets.

• Enhancing the use of ZADAXIN through new delivery technologies. We intend to identify and develop new delivery technologies for ZADAXIN in order to enhance its use as a treatment for HCV in combination with current and future therapies.

• Expanding product pipeline by in-licensing or acquiring new products. We intend to further leverage our core expertise in immunology and cancer product development by selectively in-licensing or acquiring product development candidates in the areas of infectious disease and cancer. We specifically focus on in-licensing or acquiring products in pre-clinical or later stages of development that we can better exploit through our development expertise. We also intend to further leverage our international sales capabilities by selectively in-licensing, acquiring, co-promoting or co-marketing products in selected markets.

Intellectual Property and Proprietary Rights

Patents

     An important element of our product development strategy is to seek regulatory approval for our products for indications with significant market potential and where we have a strong proprietary position through patents covering use, process, or composition of matter of our products. For our lead product ZADAXIN, we are the licensee or owner of patents relating to the use of thymosin alpha 1 for certain diseases and its process of manufacture.

     We are the exclusive licensee or owner of patents relating to the use of ZADAXIN as a therapy for HCV that do not expire until 2015 in the United States and until 2012 in Japan and the major commercial markets in Europe. We also are the licensee or owner of patents relating to the use of ZADAXIN in Japan as a therapy for HBV that do not expire until 2012. In addition, patents relating specifically to the use of thymosin alpha 1 in treating HCV in non-responders to interferon alpha treatment have been issued to us in the United States and various international markets. In certain European countries and in Japan, the period of patent protection may be extended by up to five years depending on the relevant dates of patent grant and market authorization, and we may, depending on the timing of any future approval, be eligible for such an extension.

     We are the exclusive licensee or owners of patents that have been issued in the United States, Japan, China and other international markets relating to the treatment of HBV using thymosin alpha 1. We are also the exclusive licensee of patents that have been issued in the United States, a majority of European countries, Japan, and other international markets that relate to the use of thymosin alpha 1 to treat small cell and non-small cell lung cancer. Several corresponding additional patent applications have been issued or patent applications are pending in other countries for each of the above named indications.

     For process patents, we are either a patentee or exclusive licensee of use and process patents related to the method of making and therapeutic uses of thymosin alpha 1. Our process patents are directed to methods of making thymosin alpha 1 and have been issued in the United States, a majority of European countries, Japan, Canada, Hong Kong, Taiwan and South Korea. Although the composition of matter patents related to thymosin alpha 1 have expired in the major pharmaceutical markets, we have several composition of matter patents and applications directed to analogues and derivatives of thymosin alpha 1 which have been granted in the United States and in important international markets. Our commercialized product, and the product we are using in our clinical trials, is thymosin alpha 1 and not an analogue or derivative. However, we continue to seek additional proprietary rights relating to the use of thymosin alpha 1. We are the exclusive licensee of an issued U.S. patent relating to the composition of matter of SCV-07 and related compounds, as well as similar pending foreign patent applications.

Proprietary Rights

     In addition to our patent protection, we intend to use other means to protect our proprietary rights. We may pursue marketing exclusivity periods that are available under regulatory provisions in certain countries including the United States, Europe and Japan.

     Orphan drug protection has been or may be sought where available if such protection also grants additional market exclusivity. We hold an orphan drug product designation for thymosin alpha 1 for hepatocellular carcinoma, HBV, and DiGeorge Anomaly in the United States and for hepatocellular carcinoma in Europe.

     We have filed trademark applications worldwide for ZADAXIN and other trademarks that appear on our commercial packaging and promotional literature. Copyrights for the commercial packaging may prevent counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. We have also implemented anti-counterfeiting measures on commercial packaging and plan to register the packaging with customs departments in countries where such procedures exist. We also rely upon trade secrets, which we seek to protect in part by entering into confidentiality agreements with our employees, consultants, corporate partners, suppliers and licensees.

Marketing and Sales

     We or our distributors on our behalf have received from the ministries of health approvals to market and sell ZADAXIN in over 30 countries primarily in Asia, the Middle East and Latin America. ZADAXIN’s approvals are principally for the treatment of HBV and also in certain countries for the treatment of HCV, as a vaccine adjuvant or as a chemotherapy adjuvant for cancer patients with weakened immune systems. In addition, we are currently conducting clinical trials and, if successful, will pursue regulatory approvals in the United States, Europe and Japan, which, if obtained, would allow us to market and sell ZADAXIN in those markets.

     We currently sell ZADAXIN in various international markets, particularly China, through SPIL. SPIL is registered in the Cayman Islands, headquartered in Hong Kong has and has representative offices in Beijing, Hong Kong, Sao Paulo, Shanghai and Singapore. SPIL orders ZADAXIN from our European manufacturer and contracts with a third party for the storage of our finished goods inventory at warehousing facilities in Hong Kong. SPIL then distributes our product worldwide from these warehousing facilities based on purchase orders from our customers. Under our established distribution arrangements, local importers and distributors are responsible for the importation, inventory, distribution and invoicing of ZADAXIN.

     Our largest single market for ZADAXIN is currently China, which accounted for 88%, 88% and 89% of ZADAXIN sales for the years ended December 31, 2003, 2002 and 2001, respectively. China is the world’s most populous nation and also has the largest population of HBV, HCV and liver cancer patients.

     Health care programs and insurance in China and other developing countries generally do not reimburse patients for relatively expensive therapies such as ZADAXIN and consequently the drug has been used by patients mostly on a private payment basis in these countries.

     In China, SPIL sells ZADAXIN to well-established, government licensed importing agents. Sales are made on a no returns basis, except under limited terms regarding product quality. These importing agents in turn sell ZADAXIN to licensed distributors who then distribute ZADAXIN to hospital pharmacies and physicians throughout the country. In addition to its Hong Kong office, SPIL also operates representative offices in Beijing and Shanghai, and employs a medical education team of approximately 63 full time employees in China to promote physicians’ knowledge and use of ZADAXIN.

     In China and the other markets where ZADAXIN is approved and actively marketed, our marketing activities include providing ZADAXIN-related medical education, clinical experience programs and participation in regional and international liver disease related medical conferences. When appropriate, these programs will extend into other markets where ZADAXIN has regulatory approval.

     In the United States, we currently are conducting phase 3 clinical trials for the treatment of HCV patients who have failed previous HCV therapies. If these clinical trials are successful we intend to seek FDA approval. We estimate there are approximately 3,000 hepatologists and gastroenterologists that treat hepatitis C patients in the United States. We believe that approximately 50 professional sales representatives could effectively market ZADAXIN to this physician group. We believe that we would be able to execute this strategy or other options, including co-promotion, co-marketing or licensing arrangements, which could be similarly attractive.

     Sigma-Tau is our exclusive marketing and development partner for ZADAXIN for 18 European countries. As part of our collaborative agreement, we have agreed to provide our U.S. HCV phase 3 clinical trial data to Sigma-Tau to assist their efforts in obtaining regulatory approval in the EU for ZADAXIN in HCV therapy. In addition, Sigma-Tau intends to seek EU regulatory approval for ZADAXIN for other indications and is currently conducting and funding a large phase 2 clinical trial using ZADAXIN in combination therapy for malignant melanoma.

     In Japan, we completed our phase 3 clinical trial for ZADAXIN as a monotherapy for HBV, and we interpret the data from this trial as positive. We have begun the preparation process for a Japanese New Drug Application. Schering-Plough is our exclusive marketing partner for ZADAXIN in Japan.

Manufacturing

     ZADAXIN is manufactured for us by third parties under exclusive contract manufacturing and supply agreements. We closely monitor production runs of ZADAXIN and regularly conduct our own quality assurance audit programs. We believe the manufacturing facilities of our contract suppliers are in compliance with the FDA’s current Good Manufacturing Practices, and the Japanese or European equivalents of such standards.

     For our phase 3 clinical trials in the United States and Japan, ZADAXIN is manufactured by our contract suppliers in the United States. For our phase 2 clinical trial in Europe and for sale in other international markets where approved, ZADAXIN is manufactured by our contract suppliers in Europe.

     In the event of the termination of an agreement with any single supplier, we believe that we would be able to enter into arrangements with similar terms with other suppliers. We do not intend to acquire or establish our own dedicated manufacturing facilities for any of our products at this time. We believe that our current manufacturing partners have enough manufacturing capacity to meet potential market demand should ZADAXIN be approved in the United States, Europe and Japan.

Competition

     Our competitors include biopharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, that are actively engaged in research and development of products in the therapeutic areas we are pursing, particularly HCV, HBV and cancer. Competitors are currently marketing drugs for HCV, HBV and cancer, or have products in clinical trials. We believe that the principal competitive factors in this industry include the efficacy, safety, price, therapeutic regimen, manufacturing, quality assurance, patents associated with a given drug and marketing capabilities.

     Most of our competitors, particularly large biopharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than we do. Most of them also have extensive experience in undertaking the pre-clinical and clinical testing and in obtaining the regulatory approvals necessary to market drugs. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated with our competitors. Where comparable products are marketed by other companies, price is a competitive factor. In China, our largest market, generic versions of thymosin alpha 1 are marketed by local manufacturers and distributors at typically significantly less cost to the patient.

     At this time, the only products approved by the U.S. FDA for the treatment of hepatitis C are interferon alpha, in both standard and pegylated forms, and ribavirin, which must be used in combination with interferon alpha. There are currently two versions of pegylated interferon alpha being marketed, one by Schering-Plough under the trade name “Peg-Intron,” the other by Roche under the trade name “PEGASYS.” Schering-Plough markets ribavirin under the trade name “Rebetol” and Roche sells a separate brand of ribavirin under the trade name “COPEGUS.”

     In the United States, our product ZADAXIN is being evaluated in combination with pegylated interferon alpha for the treatment of hepatitis C patients who have failed to respond to prior therapy with interferon alpha (pegylated or non-pegylated) plus ribavirin or with either form of interferon alpha alone. We intend to position ZADAXIN as a complementary rather than competitive drug to many of these therapies, although we may not be successful. Other companies are researching, developing, or marketing other products for use alone or in combination with interferon alphas or pegylated interferon alphas for clinical indications including HCV and HBV. Such competitive products include ribavirin, allegedly improved ribavirin molecules and other products not yet in late stage clinical trials such as therapeutic vaccines, protease, polymerase and reverse transcriptase inhibitors. In addition, we expect continuing advancements in and increasing awareness of the use of immune system enhancer therapy to fight cancer and infectious diseases and that this development may create new competitors. Future clinical trials may or may not show ZADAXIN to have advantages or clinically significant synergistic value over such existing or future competitive products.

     For the treatment of HBV, current therapies being marketed by competitors include interferon alpha, marketed by several companies, nucleoside analogues such as lamivudine, marketed by GlaxoSmithKline PLC, and the nucleotide analogue adefovir, marketed by GlaxoSmithKline and Gilead Sciences, Inc. In previous clinical studies, ZADAXIN as a monotherapy has demonstrated up to the same efficacy as interferon alpha without producing adverse side effects. Moreover, in small pilot studies ZADAXIN in combination with interferon alpha or lamivudine has demonstrated significantly higher efficacy rates than those drugs used alone and without producing additional side effects. Interferon alpha and ZADAXIN are intended to cure HBV by inducing a durable interruption of viral replication which will lead to a sustained response. Nucleoside analogues, nucleotide analogues and several therapies currently under development are intended to suppress HBV viral replication while taking the therapy, but the virus typically rebounds after therapy is stopped.

Employees

     As of December 31, 2003, we had 105 employees, 27 in the United States and 78 in foreign offices. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and ZADAXIN commercialization activities. We plan to leverage our key personnel by continuing to make extensive use of clinical research organizations, contract laboratories, development consultants and collaborations with pharmaceutical companies to develop and market our products.

Government Regulation

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacturing and marketing of our products, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to our products. When our products are manufactured, tested or sold in the United States, they will be regulated in accordance with the Federal Food, Drug, and Cosmetic Act, commonly referred to as the FD&C Act and the U.S. Public Health Service Act. In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with the FDA. Manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current U.S. Good Manufacturing Practices (cGMP). In complying with cGMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

     The steps required before a new drug or biological product may be distributed commercially in the United States generally include:

• conducting appropriate pre-clinical laboratory evaluations, including animal studies, in compliance with the FDA’s Good Laboratory Practice (GLP) requirements, to assess the potential safety and efficacy of the product, and to characterize and document the product’s chemistry, manufacturing controls, formulation and stability;

• submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an Investigational New Drug Application (IND), and receiving approval from the FDA that the studies proposed under the IND are allowed to proceed;

• obtaining approval of Institutional Review Boards (IRBs) to introduce the drug into humans in clinical studies;

• conducting adequate and well-controlled human clinical trials in compliance with the FDA’s Good Clinical Practice (GCP) requirements that establish the safety and efficacy of the drug product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

• Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

• Phase 2: The drug is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage and to collect initial efficacy data;

• Phase 3: The drug is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study, and comparing it to that of established therapies, if any; and when required,

• Phase 4: The drug is studied in an expanded patient population in a post-approval setting for continued monitoring of safety and sometimes continued efficacy;

• submitting to the FDA the results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch in a New Drug Application (NDA) or Biologics License Application (BLA); and

• obtaining FDA approval of the NDA or BLA, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent.

     When used in connection with trials and filings in other countries, terms such as “phase 1,” “phase 2,” “phase 3,” “phase 4,” “new drug application” and “marketing application” refer to what we believe are comparable trials and filings in these other countries.

     The process of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources.

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

     Additionally, after the FDA has authorized a drug product to enter commercial distribution, numerous regulatory requirements apply. These include, among others, the cGMPs, which require manufacturers to follow extensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting drug products for unapproved or “off-label” uses; and adverse event reporting regulations, which require that manufacturers report to the FDA if their drug may have caused or contributed to a death or serious injury. The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. drug regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, refunds, recalls or seizures of products (which would result in the cessation or reduction of production volume), total or partial suspension of production, withdrawals or suspensions of current product applications and criminal prosecution. Adverse events related to our products in any of our existing or future markets could cause regulatory authorities to withdraw market approval for such products, if any.

     The FD&C Act includes provisions intended to facilitate and expedite the development and review of drugs and biological products intended for treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions. These provisions set forth a procedure for designation of a drug as a “fast track product.” Concurrent with or after an IND is filed, the sponsor may request designation as a fast track product, and the FDA is required to respond within 60 days.

     An advantage of fast track designation is that sponsors may submit, and the FDA may commence review of, portions of an application before the complete application is submitted, provided that the FDA approves a schedule for submission of the completed application. The sponsor of a fast track product also may seek and obtain FDA approval based upon a determination that the product has an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. A product approved on this basis is subject to rigorous postmarket compliance requirements, and the sponsor may be required to conduct post-approval studies to validate and/or confirm the endpoint. The FDA may withdraw approval of a fast track product if, for example, the sponsor fails to conduct required post-approval studies or disseminates false or misleading promotional materials.

     The Orphan Drug provisions of the FD&C Act provide incentives to drug and biologics suppliers to develop and supply drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States or, for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. Under these provisions, a supplier of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. The marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug for the same indication without a showing of clinical superiority. It would not prevent other types of drugs from being approved for the same use. We have been granted orphan designation by the FDA for ZADAXIN for treatment of chronic active HBV, DiGeorge Anomaly and hepatocellular carcinoma.

     In the European Union, incentives for suppliers to develop medicinal products for the treatment of rare diseases are provided pursuant to the Orphan Medicinal Products Regulation. Orphan medicinal products are those products designed to diagnose, treat or prevent a condition which occurs so infrequently that the cost of developing and bringing the product to the market would not be recovered by the expected sale of the product. In the EU, the criterion for designation is a prevalence of the relevant condition in no more than 5 per 10,000 of the population. The incentives include, amongst others, a reduction in the fees payable in respect of the marketing authorization application, protocol assistance for clinical trials in support of the application, and marketing exclusivity once the authorization is granted. In the EU, marketing exclusivity is granted to products with an orphan drug designation for a period of 10 years during which the EU will not accept another application for a marketing authorization for the same therapeutic indication in respect of a similar medicinal product, unless the second applicant can show its product is safer, more effective or otherwise clinically superior. A similar medicinal product is defined as a medicinal product containing a similar active substance as contained in the authorized orphan medicinal product.

     We have been granted orphan designation throughout the EU for ZADAXIN for treatment of hepatocellular carcinoma. However, it should be noted that, as in the United States, the granting of orphan drug status in the EU does not affect the likelihood of success of obtaining regulatory approval or marketing authorization for the relevant product in any way.

     Under the Drug Price Competition and Patent Term Restoration Act of 1984, or DPCPTRA, a sponsor may be granted marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or new clinical studies were used to support the marketing application. This marketing exclusivity would prevent a third party from obtaining FDA approval for a similar or identical drug through an Abbreviated New Drug Application, or ANDA, which is the application form typically used by suppliers seeking approval of a generic drug, or 505(b)(2) application. The DPCPTRA also allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval with the maximum patent extension term being five years. The Best Pharmaceuticals for Children Act provides an additional six months of marketing exclusivity for new or marketed drugs for certain pediatric testing conducted at the written request of the FDA.

     We may seek the benefits of additional orphan, DPCPTRA, or fast track provisions, with respect to ZADAXIN but we cannot assure that we will be able to obtain any such benefits.

     We are subject to foreign regulations governing human clinical trials and pharmaceutical sales. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries is required prior to the commencement of marketing of our products in those countries. The approval process varies from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In general, foreign countries use one of three forms of regulatory approval process. In one form, local clinical trials must be undertaken and the data must be compiled and submitted for review and approval. In Japan, for example, the process is time consuming and costly because certain pre-clinical studies and clinical trials must be conducted in Japan. A second form of approval process requires clinical trial submissions, but permits use of foreign clinical trials and typically also requires some form of local trial as well. A third form of approval process does not require local clinical trials, but rather contemplates submission of an application including proof of approval by countries that have clinical trial review procedures. Thus, a prior approval in one or more of the United States, Japan, most European Union countries or Australia, among others, is often sufficient for approval in countries using this third form of approval process.

     The FDA regulates the export of drugs or bulk pharmaceuticals from the United States. In general, a drug that has been approved for commercial sale in the United States may be exported for commercial sale. An unapproved drug may be exported to a “listed country” (Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, and countries in the European Union and the European Economic Area) for investigational purposes without FDA authorization if exported in accordance with laws of the foreign country, and in accordance with the export requirements. Export of drugs to an unlisted country for clinical trial purposes continues to require FDA approval. An unapproved drug can be exported to any country for commercial purposes without prior FDA approval, provided that the drug (i) complies with the laws of that country, and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a listed country. Export of drugs not approved in the United States that do not have marketing authorization in a listed country continue to require FDA export approval. We have obtained, where necessary, FDA approval for all exports of ZADAXIN from the United States for clinical trial purposes, and will seek to obtain FDA approval, where necessary, for any future shipments from the United States to any unlisted country.

     We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with research work and preclinical and clinical trials and testing. The extent of government regulation that might result from future legislation or administrative action in these areas cannot be accurately predicted and could prevent or delay regulatory approval of any of our products.

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

Third-Party Reimbursement

     Our ability to successfully commercialize our products may depend in part on the extent to which coverage and reimbursement to patients for our products will be available from government health care programs, private health insurers and other third-party payors or organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN. In most of the markets in which we sell or intend to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is not yet widely available, and in many of these countries government resources and per capita income may be so low that our products will be prohibitively expensive. In the United States, Europe and Japan, proposed health care reforms could limit the amount of governmental or third-party reimbursement available for our products. Various governments and third-party payors are trying to contain or reduce the costs of health care through various means. We expect that there will continue to be a number of legislative proposals to implement government controls.

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

Executive Officers of the Registrant

     As of February 20, 2004, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position
Donald R. Sellers.	59	President, Chief Executive Officer, and Director, SciClone Pharmaceuticals, Inc.; Managing Director, SciClone Pharmaceuticals International Ltd.
Alfred R. Rudolph, M.D	56	Chief Operating Officer
Richard A. Waldron.	50	Chief Financial Officer and Secretary
Hans P. Schmid.	52	Vice President, Finance, Administration & Business Development for SciClone Pharmaceuticals International Ltd.

     Donald R. Sellers has served as our President and one of our directors since January 1996 and our Chief Executive Officer since March 1996. From 1993 to present, he has also served as Managing Director of SciClone Pharmaceuticals International Ltd. Mr. Sellers has nearly 30 years of experience in the global pharmaceutical industry, working with SciClone, Pfizer, Revlon Healthcare Group and Sterling Drug International. Mr. Sellers spent five years in U.S. Military Intelligence serving with Special Forces and as a Counter-Intelligence Special Agent. He has an A.B. degree from Lafayette College and a Master of International Management degree with honors from the American Graduate School of International Management.

     Alfred R. Rudolph, M.D., has served as our Chief Operating Officer since 1998. Dr. Rudolph has over 30 years of experience in the biopharmaceutical industry. Since joining us in April 1997, Dr. Rudolph has been responsible for the clinical, research, regulatory, manufacturing, and quality assurance functions of our company. Before joining us, Dr. Rudolph was President and Chief Operating Officer of Neptune Pharmaceuticals, Inc., a marine-based natural product screening company. Previously, Dr. Rudolph was Senior Vice President of T Cell Sciences, Inc., Director of Clinical Operations at Cetus Corporation, and Clinical Assistant Professor of Medicine at University of California, San Francisco. He began his pharmaceutical career with Bristol Myers, where he worked in cancer drug development. Dr. Rudolph earned a B.S. in Electrical Engineering from the University of Rochester, and completed his medical training in Hemotology-Oncology at Syracuse University.

     Richard A. Waldron has served as our Chief Financial Officer since 2001. Mr. Waldron has over 20 years of experience in the finance and management of biotechnology companies. Prior to joining us in March 2001, he was Vice President and Chief Financial Officer from June 1999 to August 2000 for Genelabs Technologies, Inc. and from July 1995 through March 1999, he was Vice President and Chief Financial Officer of GeneMedicine, Inc. From 1990 to 1995, he was a managing director and the head of finance for technology-based companies at Rauscher Pierce Refsnes, Inc., an investment banking firm. From 1985 to 1990, he was a senior vice president responsible for health care investment banking at Cowen & Company. Mr. Waldron received his M.B.A. degree with honors from Harvard University and his A.B. degree magna cum laude in Economics from Princeton University.

     Hans P. Schmid has served as Vice President, Finance, Administration and Business Development for SciClone Pharmaceuticals International Ltd. since 2001. Mr. Schmid also has line responsibility for international operations outside the Greater China region. He has 25 years of financial and pharmaceutical experience in the U.S. and international markets. Prior to joining SciClone, Mr. Schmid was Chief Financial Officer of Questcor Pharmaceuticals, Inc. and before that Senior Vice President, International Business Development of Oread, Inc., a contract pharmaceutical company. He also worked at Syntex Corporation as Vice President of Finance and Administration for Pharmaceutical Operations Asia/Pacific region, at F. Hoffmann-LaRoche as Senior Vice President, Finance and Head of Administrative Services for Roche Bioscience and held financial and operational positions with Itel Corporation in Germany, Japan, England and the United States. He received his B.A. degree from the Commercial Trade School, Lucerne, Switzerland, and has studied International Business Management and Finance at San Francisco State University.

     There are no family relationships among any of the directors or executive officers of the Company.

Item 2. Properties

     We currently lease approximately 15,368 square feet of office space at our headquarters in San Mateo, California and limited office space in Beijing, Hong Kong, Rome, Sao Paulo, Shanghai, Singapore, and Tokyo. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

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

	Price Range
	Common Stock
	High	Low
2003
4th quarter	$9.01	$6.41
3rd quarter	9.76	6.36
2nd quarter	9.10	5.15
1st quarter	6.12	3.10
2002
4th quarter	$4.35	$2.50
3rd quarter	3.27	1.98
2nd quarter	4.98	1.97
1st quarter	4.85	2.13

Recent Sales of Unregistered Securities

     On January 21, 2003, we completed a direct placement to affiliates of Sigma-Tau pursuant to the exemption from registration provided under section 4(2) of the Securities Act of 1933, as amended. The affiliates purchased 504,938 shares of SciClone’s common stock at $3.5648 per share, resulting in an aggregate purchase of $1,800,003. No underwriters were involved in this transaction. The shares issued were restricted securities, and Sigma Tau and its affiliates were not permitted to sell any of the shares purchased in this private placement until January 24, 2004. Prior to this transaction, 400,000 warrants held by Sigma-Tau to purchase shares of SciClone’s common stock were cancelled.

Stockholders

     As of February 20, 2004, there were approximately 400 holders of record of our common stock and 44,583,412 shares of common stock issued and outstanding.

Dividends

     We have not paid any dividends on our common stock during the fiscal years ended December 31, 2003, 2002, and 2001 and currently intend to retain any future earnings for use in our business.

Item 6. Selected Consolidated Financial Data

     This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations data:
Product sales	$31,732,000	$17,101,000	$13,831,000	$15,357,000	$9,091,000
Contract/grant revenue	806,000	671,000	—	—	307,000

Total revenues	32,538,000	17,772,000	13,831,000	15,357,000	9,398,000
Cost of product sales	5,636,000	3,487,000	2,742,000	3,113,000	1,761,000

Gross margin	26,902,000	14,285,000	11,089,000	12,244,000	7,637,000

Operating expenses:
Research and development	18,949,000	11,647,000	8,561,000	4,182,000	4,604,000
Sales and marketing	9,018,000	8,724,000	8,764,000	7,720,000	5,503,000
General and administrative	4,134,000	3,902,000	3,897,000	3,538,000	3,386,000

Total operating expenses	32,101,000	24,273,000	21,222,000	15,440,000	13,493,000

Loss from operations	(5,199,000)	(9,988,000)	(10,133,000)	(3,196,000)	(5,856,000)
Income from payment on note receivable from former officer	—	—	3,497,000	400,000	20,000
Interest and investment income	266,000	323,000	751,000	1,066,000	157,000
Interest expense	(361,000)	(361,000)	(334,000)	(36,000)	—
Other income (expense), net	19,000	(11,000)	(13,000)	49,000	212,000

Net loss	$(5,275,000)	$(10,037,000)	$(6,232,000)	$(1,717,000)	$(5,467,000)

Basic and diluted net loss per share	$(0.13)	$(0.29)	$(0.19)	$(0.06)	$(0.26)

Weighted average shares used in computing basic and diluted net loss per share	39,568,199	35,002,003	32,356,287	29,904,924	21,162,936

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet data:
Cash, cash equivalents and investments	$62,975,000	$21,150,000	$16,468,000	$22,497,000	$3,621,000
Working capital	72,950,000	29,116,000	26,930,000	30,281,000	7,091,000
Total assets	83,822,000	37,111,000	32,096,000	36,167,000	13,124,000
Total stockholders’ equity	68,250,000	23,354,000	22,774,000	28,077,000	9,301,000
Convertible notes payable	5,600,000	5,600,000	5,600,000	4,000,000	—

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

Overview

     Our current primary business objective is to obtain regulatory approval for and commercialize ZADAXIN in the major pharmaceutical markets of the United States, Europe and Japan. Our long term business objective is to be a leading biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases.

     During the periods encompassed by this Annual Report on Form 10-K, we have devoted substantially all of our resources to our ZADAXIN clinical trials and our ZADAXIN commercialization activities. Our primary focus has been the clinical development of ZADAXIN as a part of a new combination therapy for the treatment of hepatitis C. We believe that the worldwide market for HCV therapies was approximately $3 billion in 2003 and could exceed $8 billion in 2012 and that the United States, Europe and Japan account for essentially all of this market opportunity. Currently, there are only two approved and marketed therapies for hepatitis C, interferon alpha (predominantly in pegylated forms) and ribavirin in combination with interferon alpha. Two large pharmaceutical companies, Schering-Plough and Roche, each market their brands of pegylated interferon alpha and ribavirin and dominate the hepatitis C therapeutic market. Our strategy is to develop ZADAXIN to be used in combination with and to improve the efficacy of current therapy, and we are currently conducting in the United States two phase 3 hepatitis C clinical trials of ZADAXIN in combination with pegylated interferon. We intend to complete these trials by the end of 2005 and, if successful, file a NDA in mid-2006.

     We are also developing ZADAXIN in Japan as a monotherapy for the treatment of hepatitis B. We completed a phase 3 clinical trial there in 2003 and are targeting to file a NDA in Japan by the end of 2004. We estimate the worldwide market for HBV therapeutics was approximately $320 million in 2003 and is expected to increase to over $2 billion in 2012. The largest market for hepatitis B therapies is Asia where we have regulatory approval in several countries. Our commercialization and marketing activities to date have been concentrated on China. We believe that our ability to significantly expand the ZADAXIN sales opportunities in the developing countries in the future will depend on our securing regulatory approval in the United States, Europe or Japan.

     We manufacture ZADAXIN for sale, and for our clinical trials, through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

     From commencement of operations through December 31, 2003, we have an accumulated deficit of approximately $138,000,000. At least over the next two years, we expect net losses to increase due to increased operating expenses as we expand our research and development, clinical testing and sales and marketing capabilities. Our ability to achieve and sustain operating profitability is primarily dependent on the execution and successful completion of ZADAXIN clinical trials and securing regulatory approvals for ZADAXIN in the United States, Europe, and Japan, and, if approved in those countries, the successful commercialization and marketing of ZADAXIN. In addition, other factors may also impact our ability to achieve and sustain operating profitability, including the pricing of ZADAXIN and its manufacturing and marketing costs, the cost of long-term product development and commercialization programs, the timing and costs of acquiring rights to additional drugs, our ability to fund our operations and the entrance into and extension of agreements for product development and commercialization, where appropriate.

     We expect net sales for 2004 to be lower than net sales for 2003, as we are not anticipating any significant new source of demand for ZADAXIN, such as the SARS epidemic in China during the second quarter of 2003. We expect quarterly net sales for 2004 to be similar to those reported for the third and fourth quarters of 2003. Expected research and development expenses for 2004 are higher than research and development expenses for 2003 due to increased expenses for our phase 3 hepatitis C clinical trials in the United States as well as for the development of SCV-07. Expected net loss and net loss per share for 2004 are higher than net loss and net loss per share for 2003 based on our lower net sales estimates and higher research and development expenses. Cash, cash equivalents and short-term investments at December 31, 2004 are expected to be lower than at December 31, 2003 primarily due to the expected net loss from operations.

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

Critical Accounting Policies

General

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the “Notes to the Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United Sates, which requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the relevance of our estimates. We base our estimates on historical experience and on various other market specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

     We recognize revenue from product sales at the time of shipment. There are no significant customer acceptance requirements or post-shipment obligations on our part. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, we will replace products that have expired or are deemed to be damaged or defective when delivered. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

     Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and for which there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured. We exercise judgment in determining the period over which our performance obligations have been fulfilled which can have an impact on the timing and amount of revenue that is recognized in a particular reporting period.

     Revenue associated with substantive performance milestones is recognized based on the achievement of the milestones, as defined in the respective agreements and provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement and (ii) there are no future performance obligations associated with the milestone payment. We exercise judgment in our determination of the achievement of milestones which can have an impact on the timing and amount of revenue recognized in a particular reporting period.

     Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

Accounts Receivable

     We are required to estimate the collectibility of our trade receivables. We maintain reserves for credit losses, and such losses have been within our expectations. We recognize reserves for bad debts ranging from 25% to 100% of past due accounts receivable based on the length of time the receivables are past due and our collectibility experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including, but not limited to, an analysis of the historical payment patterns of our customers, individual customer circumstances and their geographic region including a review of the local economic environment. Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would increase our general and administrative expenses and increase our reported net loss. Conversely, if actual credit losses are significantly less than our reserve, this would decrease our general and administrative expenses and decrease our reported net loss.

Inventories

     Our inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. It is possible that changes in inventory reserves may be required in the future due to a change in market conditions. We have begun production with a new contract manufacturer and are currently in the process of qualifying the product to permit its importation into China. In the fourth quarter of 2003 we began building inventory levels to ensure an uninterrupted supply of product for our distributors in China and elsewhere. We expect these inventory levels to decrease during the second half of 2004. If we are unable to qualify in a timely fashion the product produced by the new contract manufacturer, our inventory reserves may be insufficient and could result in an increase in inventory reserves and in net loss.

Impairment of Intangible Assets

     At December 31, 2003, we had net intangible assets of $612,000 related to ZADAXIN product rights and had never recorded any impairment losses related to intangible assets. In assessing the recoverability of our intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Research and Development Expenses

     Our research and development expenses are principally incurred for our phase 3 clinical trials in the United States. Research and development expenses are charged to operations as incurred. Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous institutions that conduct the clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. Expenses related to grants to the institutions are accrued based on the level of patient enrollment and activity according to the protocol. In general, these expenses will be higher for the initial and final months of a patient’s scheduled 18 months of treatment and observation. Expenses relating to the clinical research organization managing the trials and laboratory and other direct expenses are recognized in the period they are incurred and the services performed. We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly; however, if management has underestimated activity levels associated with various studies at a given point in time, we could underestimate our actual research and development expenses, requiring the recording of additional expenses and an increase in net loss.

Results of Operations

     Product sales were $31,732,000, $17,101,000 and $13,831,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and all were derived from sales of ZADAXIN. These increases were attributable to higher volume of product sold as prices have remained stable. Sales to customers in China accounted for approximately 88%, 88% and 89% of this revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Of the total increase in sales of $14,631,000 from 2002 to 2003, approximately $11,000,000 was from an unanticipated temporary increase in demand for ZADAXIN from hospitals in China at the time of the SARS outbreak during the second quarter of 2003.

     For each of the years ended December 31, 2001 through 2003, sales to between four and six importing agents in China accounted for approximately 88% of our product sales. The single largest customer accounted for 52%, 41% and 47% of sales for the years ended December 31, 2003, 2002 and 2001, respectively. However, the importing agent who was the single largest customer varied each year. As of December 31, 2003, approximately $9,112,000 or, 89% of our accounts receivable were attributable to five customers in China. We perform on-going credit evaluations of our customers’ financial condition, and generally do not require collateral from our customers.

     Contract revenue was $806,000, $671,000, and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. The contract revenue we recognized was in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the requirements under our contract with Sigma-Tau.

     Gross margin was 83% in 2003, and 80% in both 2002 and 2001. The increase in gross margin in 2003 was largely attributable to product-related fixed costs being spread over the significantly larger volume of units sold. We expect cost of product sales and hence gross margin to vary from year to year, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

     Research and development expenses were $18,949,000, $11,647,000 and $8,561,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in each year was to support our ZADAXIN phase 3 clinical trials, primarily in the United States and to a lesser extent in Japan. In 2003, 2002 and 2001, research and development (R&D) expenses represented approximately 59%, 48% and 40%, respectively, of our total costs and expenses. The major components of R&D expenses consist of clinical studies performed by clinical trial institutions and contract research organizations, related materials and supplies, preclinical work, pharmaceutical development, personnel costs, including salaries and benefits, third party research funding, and overhead allocations consisting of various support and facilities related costs. Our research and development activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology work. Clinical development costs include Phase 1, 2, and 3 clinical trials as well as expanded clinical access programs. Pharmaceutical development costs consist of product formulation and chemical analysis. During 2003, we recorded approximately $2,100,000 on research, $13,200,000 on clinical development, and $2,300,000 on pharmaceutical development activities. This compares to expenses in 2002 of approximately $2,300,000 on research, $8,300,000 on clinical development, and $1,100,000 on pharmaceutical development activities and expenses in 2001 of approximately $2,800,000 on research, $5,000,000 on clinical development, and $800,000 on pharmaceutical development activities.

     The initiation and continuation of our current clinical development programs has had and will continue to have a significant effect on our research and development expenses. An expansion or significant extension of our clinical development programs may require us to seek additional capital resources. Due to the uncertain nature of the clinical trial process, and enrollment rates in particular, it is not possible to determine the timing of completion or total cost expected to be incurred for each trial. In general, we expect research and development expenses to increase significantly at least over the next two years and to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Sales and marketing expenses were $9,018,000, $8,724,000 and $8,764,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The year-to-year increases from 2001 to 2003 were related to increased payroll expenses and expenses for advertising and conferences associated with the expansion of our markets for ZADAXIN; however, we expect sales and marketing expenses to increase in the next several quarters and years as we expand our commercialization and marketing efforts.

     General and administrative expenses were $4,134,000, $3,902,000 and $3,897,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The year-to-year increases from 2001 to 2003 were attributable to greater general and administrative activities to support an increased level of research and development on our late-stage clinical programs. In the near term, we expect general and administrative expenses to vary quarter to quarter as we increase our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     Interest and investment income was approximately $266,000, $323,000 and $751,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease over the years was primarily due to lower interest rates. Interest expense relating to $5,600,000 of convertible notes payable was $361,000 for the year ended December 31, 2003.

     Net loss for the years ended December 31, 2003, 2002 and 2001 was $5,275,000, $10,037,000 and $6,232,000, respectively. Net loss decreased in 2003 due to higher net sales and gross margin. Net loss in 2002 was higher than in 2001 due to an increase in research and development expenses and to a gain in 2001 of $3,497,000 from the full repayment on a note receivable from a former officer. Net loss per share for the years ended December 31, 2003, 2002 and 2001 was $0.13, $0.29 and $0.19, respectively. Weighted average shares outstanding for the year ending December 31, 2003, 2002 and 2001 were 39,568,199, 35,002,003 and 32,356,287, respectively. The increase in the shares outstanding is primarily due to financing activities in 2003 and 2002.

Liquidity and Capital Resources

     At December 31, 2003, 2002 and 2001, we had $62,975,000, $21,150,000 and $16,468,000, respectively, in cash, cash equivalents and short-term investments. In each of these years, the principal factors affecting these balances were the net loss and cash provided by financing activities. We currently estimate cash, cash equivalents and short-term investments at December 31, 2004 will be lower than the balance at December 31, 2003. The expected decrease in this balance is attributable to an expected net loss and no plan for a financing for the year. The short-term investments consist primarily of highly liquid marketable securities. We have two letters of credit each secured by a certificate of deposit. At December 31, 2003, the letters of credit totaled $695,000, one for $633,000 under our lease agreement, the other for $62,000 to facilitate our value added tax filings in Europe.

     Net cash used in operating activities totaled $8,055,000, $5,890,000 and $12,042,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash used in operating activities for the year ended December 31, 2003 was more than the net loss primarily due to a $2,347,000 increase in inventory levels expected to provide an uninterrupted supply of ZADAXIN as we began production with a new contract manufacturer. Net cash used in operating activities for the year ended December 31, 2002 was less than the net loss primarily due to the receipt of a payment from Sigma-Tau for a clinical trial collaboration which increased deferred revenue balances by $2,014,000, and due to increases in accounts payable of $1,576,000 partially offset by increases in prepaid expenses and other assets of $967,000 mostly associated with our phase 3 clinical trials in the United States. Net cash used in operating activities for the year ended December 31, 2001 was $12,042,000, mainly attributable to a net loss from operations of $6,232,000 and an increase in inventory of $2,039,000.

     Cash provided by investing activities is primarily the net result of purchases and sales of short-term investments to provide working capital for operations. We purchased $303,000 of property and equipment during the year ended December 31, 2003.

     Net cash provided by financing activities totaled $50,074,000, $10,577,000 and $5,995,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash provided by financing activities for the year ended December 31, 2003 consisted of approximately $44,426,000 from a follow-on public offering of common stock, approximately $2,536,000 from the exercise of outstanding warrants to purchase common stock by institutional and accredited investors, approximately $1,800,000 from the issuance of common stock to Sigma-Tau, approximately $1,050,000 related to exercises of outstanding options under our employee stock option plans and $262,000 from the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2002 consisted of approximately $9,914,000 from a direct offering of common stock to institutional investors, approximately $514,000 related to exercises of outstanding options under our employee stock option plans and $149,000 from the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2001 consisted of $1,600,000 in proceeds from the issuance of a convertible note, $544,000 in net proceeds from the issuance of common stock, $354,000 from granting an investor the right to purchase approximately $2,400,000 of senior unsecured convertible notes, and $3,497,000 from the payment on a note receivable from a former officer.

     The following table summarizes our contractual obligations and other commitments as of December 31, 2003.

	Payments Due by Period
Contractual					More
Obligations	Total	Less than 1 year	1-3 years	3-5 years	than 5 years
Convertible notes payable (1)	$6,296,000	$336,000	$5,960,000	$—	$—
Operating leases (2)	4,958,000	1,383,000	2,702,000	873,000	—
Purchase obligations (3)	5,270,000	3,266,000	1,854,000	130,000	20,000 (4)
Other long-term liabilities (5)	1,200,000	300,000	900,000	—	—

Total	$17,724,000	$5,285,000	$11,416,000	$1,003,000	$20,000

(1)	$4,000,000 of these convertible notes mature in December 2005 and $1,600,000 mature in March 2006. See note 7 of the consolidated financial statements. Included in the amounts above is $696,000 for interest payments.

(2)	These are future minimum rental commitments for office space leased under non-cancelable operating lease arrangements.

(3)	This includes $20,000 per year in minimum royalty payments to the U.S. Army, $45,000 per year in minimum royalty payments to the NIH, approximately $1,627,000 in minimum purchase requirement from a contract manufacturer, approximately $3,298,000 in research and development fees payable to the contract research organization under our agreement for the U.S. phase 3 hepatitis C clinical trials.

(4)	This represents $20,000 per year in minimum royalty payments to the U.S. Army.

(5)	These are required non-cancelable prepaid royalties to be paid to Wayne State University. See note 5 of the consolidated financial statements.

     We intend to give priority use of our financial resources to ZADAXIN clinical programs in the United States. We believe our existing capital resources and funds from product sales are sufficient to complete our current U.S. phase 3 clinical trials and, if the trials are successful and we receive FDA approval, to begin commercialization of ZADAXIN in the United States. However, we cannot assure you that such funds will be sufficient, or that sales of ZADAXIN, if approved in the United States, will result in profitable operations. In the event we need to raise additional financing, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products.

     There are no officers or directors that were involved in related party transactions in 2003.

Off-Balance Sheet Arrangements

     There are no off-balance sheet arrangements in 2003, 2002 or 2001.

Income Taxes

     At December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $86,000,000 which expire in the years 2006 through 2023. The difference between the cumulative losses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by our foreign subsidiaries. At December 31, 2003, we had federal tax credit carryforwards of approximately $4,900,000 which expire in the years 2009 through 2023.

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

     To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. We cannot assure you, nor can you rely on our previous clinical trial results to predict, that our ongoing or future clinical trials will yield favorable results. Adverse or inconclusive clinical results would prevent us from filing for regulatory approval of ZADAXIN for the indications that we are evaluating, and our current programs in those areas would fail. In the past, Alpha 1 Biomedical, from which we acquired certain rights to thymosin alpha 1, conducted a phase 3 clinical trial of thymosin alpha 1 as a therapy for HBV that did not produce statistically significant results and Alpha 1 Biomedical did not submit a new drug application to the FDA.

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

     Our two phase 3 HCV clinical trials in the United States have been designed to show that the combination of ZADAXIN and pegylated interferon alpha adds a significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-

responders. We cannot assure you that the results of this combination therapy will yield the favorable results we expect, or that the independent use of pegylated interferon alpha will not perform better than anticipated, which could reduce the chances that a new drug application, or NDA, will be approved. If the combination therapy of ZADAXIN and pegylated interferon alpha causes significant adverse side effects beyond those caused by pegylated interferon alpha alone, our clinical trials could be delayed, patients may drop out at a greater than anticipated rate, we may be forced to halt the trials or the FDA may reject an NDA due to safety issues. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in the United States will be significantly impaired, our business will suffer and the price of our stock may decline.

     Our phase 3 HBV clinical trial in Japan was designed to demonstrate a clinical benefit measured by an analysis of a combination of safety and efficacy data points. We cannot assure that the results of this study will warrant favorable consideration by the Japanese Ministry of Health and Welfare or result in a marketing registration of ZADAXIN. If additional studies or other data are required for regulatory consideration, our efforts to market and sell ZADAXIN in Japan will be significantly impaired, our business will suffer and the price of our stock may decline.

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

     Many of our trials involve the use of ZADAXIN in combination with other drugs. Some of these drugs are known to cause adverse patient reactions. Even if ZADAXIN does not produce adverse side effects when used alone, we cannot predict how it will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN when used in certain combination therapies.

Due to the outbreak of SARS in China, sales of ZADAXIN in the second quarter of 2003 were significantly higher than expected and are not indicative of future sales.

     Our sales for the quarter ended June 30, 2003 were more than 200% greater than sales for any quarter in our history as a result of a previously unanticipated increase in sales of ZADAXIN to hospitals in China. This increase was related to the use of immune system enhancers, including ZADAXIN, in connection with the treatment of severe acute respiratory syndrome, or SARS. In future quarters, sales of ZADAXIN for the treatment of SARS could be affected by changes in treatment in China, changes in the rate of infection and the emergence of evidence as to the effectiveness or ineffectiveness of ZADAXIN or of other potential treatments for SARS.

     As a result of the containment of the SARS epidemic, we expect sales in future quarters to be more consistent with sales patterns of the third and fourth quarters, both of which have significantly lower sales results than those of the second quarter in 2003. We could experience fluctuations in sales in future quarters as a result of similar factors.

Our sales of ZADAXIN may fluctuate due to seasonality of product orders and sales in any quarter may not be indicative of future sales.

     Our sales for the quarter ended June 30, 2003 were greatly affected by the demand in China for ZADAXIN in connection with the treatment of SARS. It is not possible to predict at this time if SARS will re-emerge, like influenza, as a seasonal public health problem and what effect, if any, this would have on future sales of ZADAXIN. To the extent that ZADAXIN is purchased in connection with future outbreaks of SARS or other seasonal viral contagions, product sales could become more concentrated in certain quarters of the calendar year. Quarterly sales levels could fluctuate and sales in any quarter may not be indicative of sales in future periods.

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

     Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to ZADAXIN have expired, including composition of matter patents, we have rights to other patents and patent applications relating to ZADAXIN and ZADAXIN analogues, including method of use patents with respect to the use of ZADAXIN for certain indications. If other parties develop generic forms of ZADAXIN for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of ZADAXIN. If other parties develop analogues or derivatives of ZADAXIN, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

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

     We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. Typically we have at any time only one supplier for each phase of manufacturing of our product. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to assemble a timely and acceptable NDA. If sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. Not all of the ZADAXIN planned to be used in our HCV clinical trials has been manufactured and received. Roche is our exclusive supplier of pegylated interferon alpha for our current U.S. clinical trials, and we have not received all the pegylated interferon to be used in the clinical trials. Roche’s agreement with us to provide our supply of pegylated interferon alpha can be terminated by them without cause on 30-days’ notice, in which case we would need to purchase their product for use in the clinical trials. Any delay in receiving, or a recall of, pegylated interferon alpha or ZADAXIN, including by reason of Roche’s termination of its supply arrangement with us, could delay the clinical trials or detract from the integrity of the trial data. If any of the foregoing occurs, our ability to complete our clinical trials in the United States and to market and sell ZADAXIN worldwide will be delayed or impaired, our business will suffer and the price of our stock may decline. We have been in the process of qualifying a new manufacturer of ZADAXIN and if we encounter problems with this process of validation, our sales or our clinical trials could be adversely affected.

If we are not able to establish and maintain adequate manufacturing relationships, the development and sale of our products could be impaired.

     To be successful, our products must be manufactured in commercial quantities, in compliance with stringent regulatory requirements and at an acceptable cost. Typically we have at any time only one supplier for each phase of manufacturing of our product. Manufacturing interruptions or failure to comply with regulatory requirements could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business.

     We are in the process of changing suppliers for ZADAXIN and such changes require qualification of the new suppliers with regulatory agencies, quality assurance and other steps which could cause delays or interruptions of supply. If we do not obtain the required regulatory approvals for a manufacturing change in a timely fashion, especially in China, our sales may be interrupted until the manufacturing change is approved. Although we are increasing inventories to prepare to manage any such occurrences, we may still experience interruptions in supply which could adversely affect our results.

     In some countries, a manufacturing change may require additional regulatory approvals which may delay ZADAXIN marketing approvals in new markets.

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

     While we have limited sales of ZADAXIN in certain markets, we do not yet have regulatory approval for ZADAXIN for our principal target markets, and, in this respect, ZADAXIN is still being developed. Our other potential products are in earlier stages of development than ZADAXIN. To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

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

     We have experienced significant operating losses since our inception, and as of December 31, 2003, we had an accumulated deficit of approximately $138 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the United States, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

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

     We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance on any of our key personnel.

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

     As of December 31, 2003, stock options to purchase 5,533,718 shares of common stock were outstanding, of which options to purchase 3,943,906 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 904,760 shares of common stock at $7.00 per share and for 100,000 shares at $2.25 per share and two notes convertible into a total of 684,140 shares of common stock. The note holder has the right to purchase up to $8.3 million of additional convertible notes due on or before March 2006, which, if fully issued, will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

     Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Sales of our common stock by officers and directors could affect our stock price.

     Our Board of Directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of March 2004, only one director has adopted such a plan, with sales commencing no earlier than May 2004, and other directors or officers may do so in the future. In general our officers and directors have rarely sold stock in the Company, though they have held options or stock for many years. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as result of personal financial planning. We do not believe the volume of such sales would affect our trading price, however, the market could react negatively to sales by our officers and directors, affecting the trading price of our stock.

If our officers, directors and largest stockholders elect to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

     As of December 31, 2003 our directors and officers owned or had the right to acquire approximately 7.4% of the outstanding shares of our common stock. Our two largest stockholders, Sigma-Tau (and its affiliates) and Randal J. Kirk, owned in the aggregate approximately 15.2% of the outstanding shares of our capital stock. As a result, due to their concentration of stock ownership, our directors, officers and largest stockholders, if they act together, may be able to influence our management and operation and may be able to affect or influence all matters requiring a stockholder vote, including the election of all directors and the amendment of charter documents or the approval of a merger, sale of assets or other major corporate transactions.

     Although they are independent of each other and not part of a group, in 2003 we obtained the support of Sigma-Tau and Mr. Kirk for our proposal to the stockholders to reincorporate in Delaware, and without that support we would not have been able to obtain the required stockholder approval for that matter.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

     Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Prior to our recent reincorporation in Delaware, we had a stockholder rights plan, also commonly known as a “poison pill,” which we terminated in connection with the reincorporation. We currently do not intend to adopt a stockholder rights plan. However, our charter documents do contain certain anti-takeover provisions, including provisions in our certificate of incorporation providing that stockholders may not cumulate votes, stockholders’ meetings may be called by stockholders only if they hold 25% or more of our common stock and provisions in our bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue 10 million shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance.

     Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. To date, this exposure to currency exchange rate fluctuations has been minimal because the Chinese currency has been pegged to the U.S. dollar. However, the fixed nature of the Chinese currency in relation to the U.S. dollar may not continue in the future and, consequently, our foreign operations may expose us to greater risk of currency exchange rate fluctuations in the future. In addition, we are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest solely in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $149,464 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at December 31, 2003. Actual results may differ materially.

     Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. Our purchases from one of our contract manufacturers are denominated in euros and this exposes us to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

SCICLONE PHARMACEUTICALS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SciClone Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Palo Alto, California
February 13, 2004

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$52,899,000	$10,233,000
Restricted short-term investments	695,000	685,000
Other short-term investments	9,381,000	10,232,000
Accounts receivable, net of allowance of $638,000 in 2003 and 2002	10,142,000	9,276,000
Inventories	5,778,000	3,431,000
Prepaid expenses and other current assets	2,456,000	2,297,000

Total current assets	81,351,000	36,154,000
Property and equipment, net	325,000	111,000
Intangible assets, net	612,000	682,000
Other assets	1,534,000	164,000

Total assets	$83,822,000	$37,111,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,423,000	$3,150,000
Accrued compensation and employee benefits	1,440,000	1,089,000
Accrued clinical trials expense	1,889,000	966,000
Accrued professional fees	481,000	679,000
Deferred revenue	537,000	895,000
Other accrued expenses	631,000	259,000

Total current liabilities	8,401,000	7,038,000
Deferred revenue	671,000	1,119,000
Other long term liabilities	900,000	—
Convertible notes payable	5,600,000	5,600,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value (no par value in 2002); 75,000,000 shares authorized; 44,484,144 and 36,904,916 shares issued and outstanding in 2003 and 2002, respectively	44,000	156,290,000
Additional paid-in capital	206,320,000	—
Accumulated other comprehensive income	176,000	79,000
Accumulated deficit	(138,290,000)	(133,015,000)

Total stockholders’ equity	68,250,000	23,354,000

Total liabilities and stockholders’ equity	$83,822,000	$37,111,000

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
Revenues:
Product sales	$31,732,000	$17,101,000	$13,831,000
Contract revenue	806,000	671,000	—

Total revenues	32,538,000	17,772,000	13,831,000
Cost of product sales	5,636,000	3,487,000	2,742,000

Gross margin	26,902,000	14,285,000	11,089,000

Operating expenses:
Research and development	18,949,000	11,647,000	8,561,000
Sales and marketing	9,018,000	8,724,000	8,764,000
General and administrative	4,134,000	3,902,000	3,897,000

Total operating expenses	32,101,000	24,273,000	21,222,000

Loss from operations	(5,199,000)	(9,988,000)	(10,133,000)
Interest and investment income	266,000	323,000	751,000
Interest expense	(361,000)	(361,000)	(334,000)
Other income (expense), net	19,000	(11,000)	(13,000)
Income from payment on note receivable from former officer	—	—	3,497,000

Net loss	$(5,275,000)	$(10,037,000)	$(6,232,000)

Basic and diluted net loss per share	$(0.13)	$(0.29)	$(0.19)

Weighted average shares used in computing basic and diluted net loss per share	39,568,199	35,002,003	32,356,287

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common stock		Additional	other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	income	deficit	equity
Balance at December 31, 2000	32,209,286	$144,815,000	$—	$8,000	$(116,746,000)	$28,077,000
Issuance of common stock from exercise of stock options, warrants and employee stock purchase plan	264,864	544,000	—	—	—	544,000
Issuance of rights to purchase convertible note	—	354,000	—	—	—	354,000
Net loss	—	—	—	—	(6,232,000)	(6,232,000)
Net unrealized gain on available-for-sale securities	—	—	—	31,000	—	31,000

Total comprehensive loss						(6,201,000)

Balance at December 31, 2001	32,474,150	145,713,000	—	39,000	(122,978,000)	22,774,000
Issuance of common stock from exercise of stock options, warrants and employee stock purchase plan	342,306	663,000	—	—	—	663,000
Issuance of common stock from private placements	4,088,460	9,914,000	—	—	—	9,914,000
Net loss	—	—	—	—	(10,037,000)	(10,037,000)
Net unrealized gain on available-for-sale securities	—	—	—	40,000	—	40,000

Total comprehensive loss						(9,997,000)

Balance at December 31, 2002	36,904,916	156,290,000	—	79,000	(133,015,000)	23,354,000
Issuance of common stock from exercise of stock options, warrants and employee stock purchase plan	847,171	3,256,000	—	—	—	3,256,000
Issuance of common stock to Sigma-Tau	504,938	1,800,000	—	—	—	1,800,000
Reincorporation in Delaware	—	(161,308,000)	161,308,000	—	—	—
Issuance of common stock from exercise of stock options, warrants and employee stock purchase plan	227,119	—	592,000	—	—	592,000
Issuance of common stock in secondary offering, net of financing costs	6,000,000	6,000	44,420,000	—	—	44,426,000
Net loss	—	—	—	—	(5,275,000)	(5,275,000)
Net unrealized gain on available-for-sale securities	—	—	—	97,000	—	97,000

Total comprehensive loss						(5,178,000)

Balance at December 31, 2003	44,484,144	$44,000	$206,320,000	$176,000	$(138,290,000)	$68,250,000

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(5,275,000)	$(10,037,000)	$(6,232,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,000	556,000	556,000
Non-cash interest income	(13,000)	(21,000)	(34,000)
Non-cash gain on equity securities	—	—	(52,000)
Gain from payment on note receivable from former officer	—	—	(3,497,000)
Changes in operating assets and liabilities:
Accounts receivable	(866,000)	(484,000)	(171,000)
Inventories	(2,347,000)	628,000	(2,039,000)
Prepaid expenses and other assets	(355,000)	(967,000)	(205,000)
Accounts payable and other accrued expenses	345,000	1,576,000	(603,000)
Accrued clinical trials expense	923,000	670,000	94,000
Accrued professional fees	(198,000)	46,000	(32,000)
Accrued compensation and employee benefits	352,000	129,000	173,000
Deferred revenue	(806,000)	2,014,000	—

Net cash used in operating activities	(8,055,000)	(5,890,000)	(12,042,000)

Investing activities:
Purchase of property and equipment	(303,000)	(66,000)	(99,000)
Proceeds from sales of short-term investments	1,000,000	94,000	—
Proceeds from maturity of short-term investments	500,000	2,600,000	4,000,000
Payments on purchases of short-term investments	(550,000)	(6,600,000)	(10,317,000)

Net cash provided by (used in) investing activities	647,000	(3,972,000)	(6,416,000)

Financing activities:
Proceeds from issuance of common stock, net	50,074,000	10,577,000	898,000
Payment on note receivable from former officer	—	—	3,497,000
Proceeds from issuance of convertible note	—	—	1,600,000

Net cash provided by financing activities	50,074,000	10,577,000	5,995,000

Net increase (decrease) in cash and cash equivalents	42,666,000	715,000	(12,463,000)
Cash and cash equivalents, beginning of year	10,233,000	9,518,000	21,981,000

Cash and cash equivalents, end of year	$52,899,000	$10,233,000	$9,518,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$336,000	$336,000	$308,000
Non-cash Investing activities:
Obligations related to prepaid royalties	$1,200,000	$—	$—

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

     SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. The Company’s lead product ZADAXIN is in several late-stage clinical trials, including two phase 3 hepatitis C clinical trials in the United States, a recently completed phase 3 hepatitis B clinical trial in Japan, an ongoing phase 2 malignant melanoma clinical trial in Europe with its exclusive European marketing partner, Sigma-Tau, two ongoing phase 2 pilot studies in the United States for the treatment of liver cancer and an ongoing HCV pilot study in Mexico. ZADAXIN has been approved for sale by the ministries of health in over 30 countries and is marketed in China and selected other countries outside the U.S. primarily for the treatment of hepatitis B and hepatitis C.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SciClone Pharmaceuticals International Limited, SciClone Italy S.R.L., SciClone Japan K.K., and SciClone do Brasil - Produtos Farmaceuticos Ltda. SciClone Pharmaceuticals International Limited is registered in the Cayman Islands with its principal office located in Hong Kong. SciClone Italy S.R.L. is registered in Italy with its principal office located in Rome. SciClone Japan K.K. is registered in Japan with its principal office located in Tokyo. SciClone do Brasil is registered in Brazil with its principal office located in Sao Paulo. All significant intercompany accounts and transactions have been eliminated.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Investments

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. All cash equivalents are carried at cost plus accrued interest, which approximates market value.

     The Company is required by its lease agreement to have a letter of credit secured by a certificate of deposit of $633,000 at December 31, 2003. Under its European value added tax filing arrangement, the Company has a letter of credit secured by a certificate of deposit of $62,000 at December 31, 2003. These amounts are recorded as restricted short-term investments on the accompanying balance sheets.

     The Company classifies its entire investment portfolio as available-for-sale and records these investments at fair value, as determined by available market information, on the balance sheet. The portfolio primarily consists of U.S. Government securities and short-term municipals. Unrealized gains or losses are included in accumulated other comprehensive income on the consolidated balance sheet. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income along with interest earned. Realized gains or losses are determined on the basis of specific identification. Management believes the credit risk associated with these investments is limited due to the nature of the investments.

     For the years ended December 31, 2003, 2002 and 2001, net unrealized gains of approximately $97,000, $40,000 and $31,000, respectively, were included in accumulated other comprehensive income. For the years ended December 31, 2003, 2002 and 2001, net realized gains were less than $1,000 for all years.

Fair Value of Financial Instruments

     The fair value of our cash equivalents and marketable securities is based on quoted market prices. The carrying amount of cash equivalents and marketable securities are equal to their respective fair values at December 31, 2003 and 2002.

     Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. We believe the reported value of our convertible debt of $5,600,000 at December 31, 2003 and 2002 approximates the fair value.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded over the estimated useful lives of the respective assets (three to five years) on the straight-line basis. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term on the straight-line basis. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $90,000, $122,000 and $146,000, respectively.

Intangible Assets

     Intangible assets include the following:

	December 31,
	2003	2002
Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,844,000)	(1,774,000)

	$612,000	$682,000

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

     Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expense for the years ended December 31, 2002 and 2001 was $409,000 per year based on an estimated useful life of six years.

Amortization expense for the year ended December 31, 2003 was $70,000 and for the years 2004 through 2012 is expected to be $70,000 per year. The Company has reassessed the estimated useful life of the assets as of January 1, 2003 to be an additional eight years through 2012. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

     The Company’s policy is to identify and record impairment losses on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company to date has not identified any impairment losses on these assets. Although the Company has a history of operating and cash flow losses, the Company believes that there is no impairment to the intangible assets because ZADAXIN has been approved for sale in over 30 countries, principally as a treatment for hepatitis B or hepatitis C. Based on the Company’s anticipated financial results for ZADAXIN sales from 2003 to 2007, it has been determined that the future cash flows exceed the carrying amount of the assets.

Foreign Currency Translation

     The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from the translation of financial statements denominated in foreign currencies, if material, are included as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity. There have been no accumulated currency translation gains or losses included in any period presented.

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

Research and Development Expenses

     Research and development expenditures are charged to operations as incurred. Major components of research and development expenses consist of clinical development performed on our behalf by institutions and contract research organizations, personnel costs, including salaries and benefits, preclinical work, pharmaceutical development, materials and supplies, third party research funding and overhead allocations consisting of various administrative and facilities related costs. SciClone’s research and development activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology work. Clinical development costs include Phase 1, 2 and 3 clinical trials as well as expanded access programs. Pharmaceutical development costs consist of product formulation and chemical analysis.

     The continuation of ZADAXIN clinical trials have had, and are expected to continue to have, the largest and most significant effect on the Company’s research and development expenses. Cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous institutions that conduct the clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The objective of the accrual policy is to match the recording of expenses to the actual services received and efforts expended. Expenses related to grants to institutions that conduct the clinical trials on the Company’s behalf are accrued based on the level of patient enrollment and activity according to the protocol. In general, these expenses will be higher for the initial and final months of a patient’s scheduled 18 months of treatment and observation. Expenses relating to the clinical research organization (CRO) managing the trials and laboratory and other direct expenses are recognized in the period they are incurred and the services performed. The Company monitors patient enrollment levels and related activity to the extent possible and adjusts estimates accordingly however, if management has underestimated activity levels associated with various studies at a given point in time, the actual research and development expenses could be underestimated.

Shipping and Handling Costs

     Costs related to shipping and handling are included in cost of sales for all periods presented.

Advertising Expenses

     The Company expenses advertising costs as incurred and these costs are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were $255,000, $108,000 and $233,000, respectively.

Income Taxes

     Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

Net Loss Per Share

     Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share equals basic net loss per share given the Company’s history of net losses.

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 7,906,758, 8,436,262 and 8,265,637 shares in 2003, 2002 and 2001, respectively, related to convertible notes payable, outstanding options and warrants regardless of conversion or exercise prices, not included in the calculation of basic net loss per share.

Accounting for Stock-Based Compensation

     The Company accounts for its stock option and employee stock purchase plans under the provisions of Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations. Accordingly, the Company does not generally recognize compensation expense in accounting for its stock option and employee stock purchase plans for awards to employees and directors.

     Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rates of 2.00%, 2.00% and 4.00%, respectively; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.93, 0.96 and 0.96, respectively, and a weighted average expected life of the option of 4.03 years, 3.88 years and 3.94 years, respectively. The weighted average estimated fair value of options granted was $4.10 for 2003, $2.75 for 2002 and $2.72 for 2001. The fair value for the employee stock purchases was also estimated using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001: risk-free interest rate of 2.00%, 2.00% and 4.00%, respectively; dividend yield of 0%; expected volatility of 0.94, 0.96 and 0.96, respectively, and expected life of 0.25 years. The weighted average estimated fair value of the employee stock purchase plan shares purchased was $1.74 for 2003, $0.99 for 2002 and $1.86 for 2001.

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

     Had compensation expense for the Company’s option and employee purchase plans been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts for the years ended December 31 as indicated below:

	2003	2002	2001
Net loss — as reported	$(5,275,000)	$(10,037,000)	$(6,232,000)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,010,000)	(2,283,000)	(2,756,000)

Net loss — pro forma	$(8,285,000)	$(12,320,000)	$(8,988,000)

Basic and diluted net loss per share — as reported	$(0.13)	$(0.29)	$(0.19)

Basic and diluted net loss per share — pro forma	$(0.21)	$(0.35)	$(0.28)

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

Comprehensive Income (Loss)

     The Company reports changes in unrealized gains or losses on the Company’s available-for-sale securities in comprehensive income (loss). The accumulated other comprehensive income balances represent the unrealized gains on these securities at the balance sheet dates.

Segment Information

     The Company operates in one segment (see Note 9).

Concentration of Credit Risk

     The People’s Republic of China, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the year ended December 31, 2003, sales to five importing agents in China accounted for 88% of the Company’s product sales and sales to six importing agents accounted for 88% of product sales for the year ended December 31, 2002 and sales to four importing agents accounted for 89% of product sales in 2001. In 2003, the largest customer accounted for 52% of sales and the second largest customer accounted for 14% of sales. No other customers accounted for more than 10% of sales in 2003. In 2002, the largest customer accounted for 41% of sales and the second largest customer accounted for 27% of sales. No other customers accounted for more than 10% of sales in 2002. In 2001, the largest customer accounted for 47% of sales and the second largest customer accounted for 30% of sales. No other customers accounted for more than 10% of sales in 2001. As of December 31, 2003, approximately $9,112,000, or 85% of the Company’s accounts receivable were attributable to four importing agents in China. The Company performs on-going credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company maintains reserves for credit losses, and such losses have been within management’s expectation. The Company recognizes reserves for bad debts ranging from 25% to 100% based on the length of time the receivables are past due and the Company’s collectibility experience.

Reclassifications

     The Company has made certain classification changes to the consolidated balance sheets and also the consolidated statements of cash flow statement as appropriate. For December 31, 2002, $10,000,000 was reclassified from cash and cash equivalent to other short-term investments.

Note 2 — Available-for-sale Securities

     The following is a summary of available-for-sale securities:

	Available-For Sale Securities
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
December 31, 2003:
Certificates of deposit	$798,000	$—	$798,000
U.S. government obligations	38,259,000	—	38,259,000
Short-term municipal securities	9,050,000	—	9,050,000
Corporate equity securities	51,000	176,000	227,000

	$48,158,000	$176,000	$48,334,000

December 31, 2002:
Certificates of deposit	$787,000	$—	$787,000
U.S. government obligations	3,723,000	—	3,723,000
Short-term municipal securities	10,000,000	—	10,000,000
Corporate equity securities	51,000	79,000	130,000

	$14,561,000	$79,000	$14,640,000

     As of December 31, 2003, the total available-for-sale securities are included on the accompanying balance sheets as follows, $38,259,000 in cash and cash equivalents, $695,000 in restricted short-term investments and $9,380,000 in other short-term investments. As of December 31, 2002, the total available-for-sale securities are included as follows, $3,723,000 in cash and cash equivalents, $685,000 in restricted short-term investments and $10,232,000 in other short-term investments. As of December 31, 2003 and 2002 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities, however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, they are included as available-for-sale securities. Our interest rate risk associated with these securities is limited due to this interest rate reset mechanism.

Note 3 — Inventories

     Inventories consisted of the following:

	December 31,
	2003	2002
Raw materials	$1,577,000	$2,190,000
Work in progress	1,955,000	159,000
Finished goods	2,246,000	1,082,000

	$5,778,000	$3,431,000

Note 4 — Property and Equipment

     Property and equipment consisted of the following:

	December 31,
	2003	2002
Office furniture and fixtures	$243,000	$134,000
Office equipment	667,000	504,000
Leasehold improvements	121,000	121,000

	1,031,000	759,000
Less accumulated depreciation and amortization	(706,000)	(648,000)

Net property and equipment	$325,000	$111,000

Note 5 — Collaborative Agreements

     In October 2003, the Company and Wayne State University (“WSU”) amended a license agreement that WSU and A1B had entered into in 1994 that was subsequently assigned by A1B to SciClone. The 2003 amendment allows the Company to maintain an exclusive license to certain WSU patents regarding the use of thymosin alpha 1 in the treatment of hepatitis B and hepatitis C. In addition to certain minimum royalty payments on sales of ZADAXIN in certain territories, the Company is obligated to pay WSU a total of $1,400,000 in pre-paid royalties over the following three years whether or not the Company receives regulatory approval for ZADAXIN or sales are made in the covered territories including the United States. The Company can offset the annual minimum royalties due on sales of ZADAXIN with these pre-paid royalties to the extent of 50% of the annual royalties in any one year. In the year ended December 31, 2003, the Company paid $200,000 of the pre-paid royalties. This amount plus the unpaid balance of $1,200,000 that is due over the following three years, have been recorded as pre-paid royalties in the long term other assets account on the accompanying balance sheets. The remaining obligation to pay $1,200,000 has been included in other accrued expenses and other long term liabilities on the accompanying balance sheets.

     In April 1999, the Company licensed to Sigma-Tau semi-exclusive ZADAXIN development and marketing rights in Italy and Spain, and exclusive rights in Switzerland. In March 2000, this license was expanded and amended to include all of the countries then in the European Union and Sigma-Tau was made exclusive licensee in these countries. In December 2001, this license was further amended to define the scope of clinical development for ZADAXIN that Sigma-Tau would undertake in Europe. Under the terms of the December 2001 amendment, the Company received $2,685,000 in the first quarter of 2002. This contract revenue is being recognized over the estimated time to complete the ZADAXIN hepatitis C U.S. clinical program and deliver the clinical data, the substantive performance requirements under the contract amendment. Upon full enrollment of the Company’s current phase 3 U.S. clinical trials, the Company will earn a $1,000,000 milestone payment from Sigma-Tau. For the year ended December 31, 2003 and 2002, the Company recognized $806,000 and $671,000, respectively, as contract revenue and the remaining $1,208,000 is recorded as deferred revenue as of December 31, 2003.

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

     In October 1996, the Company entered into an agreement with Schering-Plough K.K., giving Schering-Plough K.K. exclusive marketing rights to ZADAXIN in Japan. Under the agreement, Schering-Plough K.K. initiated development of ZADAXIN as a monotherapy for the treatment of hepatitis B and hepatitis C. Initially, Schering-Plough K.K. managed the development process and the parties shared certain development expenses. In 2000, the Company amended its agreement with Schering-Plough K.K. to allow the Company to participate directly in the development process, and the Company now manages and pays the expenses for the process through its wholly owned subsidiary, SciClone Japan K.K., using a Japanese clinical research organization, and Schering-Plough K.K. as a consultant. Schering-Plough K.K. continues to have exclusive marketing rights to ZADAXIN in Japan.

Note 6 — Income Taxes

     The domestic and foreign components of pre tax income (loss) for the years ended December 31 are as follows:

	2003	2002	2001
Domestic	$(15,768,000)	$(9,510,000)	$(4,445,000)
Foreign	10,493,000	(527,000)	(1,787,000)

Loss	$(5,275,000)	$(10,037,000)	$(6,232,000)

     Significant components of the Company’s deferred tax assets at December 31 are as follows:

	2003	2002
Assets
Net operating loss carryforwards	$30,212,000	$25,133,000
R&D credit carryforwards	5,238,000	4,466,000
Other	1,095,000	1,121,000

Gross deferred tax assets	36,545,000	30,720,000
Valuation allowance	(36,545,000)	(30,720,000)

Total deferred tax assets	$—	$—

     The valuation allowance increased by approximately $5,825,000, $3,272,000 and $1,734,000 in the years ended December 31, 2003, 2002 and 2001, respectively. Deferred tax assets relating to carryforwards as of December 31, 2003 include approximately

$7,503,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity. The Company did not have any deferred tax liabilities at December 31, 2003 or 2002.

     At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of approximately $86,000,000 which expire in the years 2006 through 2023. The difference between the cumulative losses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by the Company’s foreign subsidiaries. At December 31, 2003, the Company has federal tax credit carryforwards of approximately $4,900,000 which expire in the years 2006 through 2023.

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

     As a result of net losses and valuation allowances, the Company did not record any state income tax expense for the years ended December 31, 2003, 2002 and 2001.

Note 7 — Commitments and Contingencies

Leases

     The Company leases its main office facility under a non-cancelable operating lease agreement which expires in August 2007. The lease is for a period of seven years and requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad under non-cancelable lease agreements, expiring in 2005. Rent expense in 2003, 2002 and 2001 was $1,362,000, $1,376,000 and $1,296,000, respectively. Minimum future rental payments amount to a total of $4,958,000, which consists of $1,383,000 in 2004, $1,422,000 in 2005, $1,280,000 in 2006 and $873,000 in 2007.

Royalties

     Under the October 2003 amendment to the Patent License Agreement with Wayne State University, the Company is obligated to pay WSU a royalty, subject to minimum amounts, on a percentage of ZADAXIN net sales revenue for the treatment of hepatitis B and hepatitis C in certain countries including the U.S., the European Union and Japan, but not including China. In addition, the Company is obligated to pay WSU pre-paid royalties of $300,000, $400,000 and $500,000 in 2004, 2005 and 2006, respectively, whether or not the Company receives regulatory approval for ZADAXIN or sales are made in the covered territories including the United States. The Company can offset the annual minimum royalties due on sales of ZADAXIN with these pre-paid royalties to the extent of 50% of the annual royalties in any one year. In the year ended December 31, 2003, the Company paid WSU $200,000 of pre-paid royalties.

     Under the August 1997 ZADAXIN Patent License Agreement with the U.S. Army, the Company is obligated to pay the U.S. Army a minimum annual royalty and a royalty based on a percentage of ZADAXIN net sales revenue upon commercialization of ZADAXIN for treatment of chronic hepatitis C in certain countries including the U.S., the European Union and Japan, but not including China. During 2003, 2002 and 2001 the Company paid $20,000 per year related to the minimum annual royalty.

Convertible Notes Payable

     In March 2001, the Company issued a $1,600,000 convertible note with an investment affiliate of UBS AG. The $1,600,000 note is convertible into 276,530 shares of common stock at a fixed conversion price of $5.7860 per share. The note accrues interest at a rate of 6% per year payable semi-annually and will mature in March 2006. The Company also received $354,000 for granting the investor the right to purchase, at any time up to the note’s maturity date, approximately $2,400,000 of convertible notes due March 2006. If issued, the notes will bear no interest (zero coupon) and will be convertible into 276,530 shares of common stock at a fixed conversion price of $8.5532 per share. The Company may elect in lieu of delivering convertible notes to deliver the respective number of shares of common stock.

     In December 2000, the Company issued a $4,000,000 convertible note with an investment affiliate of UBS AG. The $4,000,000 note is convertible into 407,610 shares of common stock at a fixed conversion price of $9.8133 per share. The note will accrue interest at a rate of 6% per year payable semi-annually and will mature in December 2005. The Company also received $900,000 for granting the investor the right to purchase, at any time up to the note’s maturity date, approximately $5,900,000 of convertible notes due

December 2005. If issued, the notes will bear no interest (zero coupon) and will be convertible into 407,610 shares of common stock at a fixed conversion price of $14.5066 per share. The Company may elect in lieu of delivering convertible notes to deliver the respective number of shares of common stock.

Note 8 — Stockholders’ Equity

     On July 18, 2003, the Company reincorporated from a California corporation to a Delaware corporation by merging the Company, then a California corporation, with and into SciClone Pharmaceuticals Inc., a Delaware corporation and wholly-owned subsidiary of the Company. Each share of the outstanding stock of the California corporation was automatically exchanged for a like share of stock of the Delaware corporation.

Common Stock and Warrants

     In September 2003, the Company completed a public follow-on offering of 6,000,000 shares of common stock at $8.00 per share and received proceeds of $45,120,000 from the sale, net of $694,000 of financing-related costs.

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

     In March 2000, the Company licensed to Sigma-Tau exclusive development and marketing rights to ZADAXIN in Europe. In addition, the Company completed a $3,100,000 million private placement to Sigma-Tau consisting of 198,072 shares of common stock, five-year immediately exercisable warrants to purchase 200,000 shares of common stock at $15.67 per share and five-year immediately exercisable warrants to purchase 200,000 shares of common stock at $31.33 per share. Sigma-Tau has no registration rights with respect to the shares purchased. In January 2003, all of Sigma-Tau’s warrants were cancelled in advance of the direct placement to affiliates of Sigma — Tau described above.

     In January 2000, the Company completed a $6,100,000 private placement to Brown Simpson Asset Management which purchased 1,000,000 shares of common stock at a price of $6.00 per share and five-year immediately exercisable warrants to purchase 800,000 shares of common stock at an exercise price of $7.00 per share. As of December 31, 2003, none of these warrants had been exercised. In addition, the placement agent for this transaction received, as part of its fee, five-year warrants to purchase 108,000 shares of common stock at an exercise price of $7.00 per share. In 2003, warrants to purchase 3,240 shares of common stock were exercised for proceeds of $22,680. As of December 31, 2003, placement agent warrants to purchase 104,760 of common stock had not been exercised.

     In January 1999, the Company issued warrants to purchase a total of 150,000 shares of common stock to Cato Research Ltd. as part of a settlement agreement. Of this total, warrants to purchase 50,000 shares of common stock were exercised at a price of $1.225 for proceeds of $61,250 in March 2000 and warrants to purchase 100,000 shares of common stock at an exercise price of $2.25 were outstanding at December 31, 2003. In January 2004, warrants to purchase 100,000 shares of common stock were exercised at a price of $2.25 in a cashless exchange for 65,753 shares of common stock.

Stock Award Plans

     In August 1991, the Board of Directors and stockholders of the Company approved the 1991 Stock Plan (the “1991 Plan”) and reserved 1,300,000 shares for issuance thereunder. In May 1993, the Board of Directors and stockholders of the Company approved a 2,150,000 increase in the shares reserved under the 1991 Plan. The 1991 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock purchase agreements. In January 1992, the Board of Directors and stockholders of the Company approved the 1992 Stock Plan (the “1992 Plan”) and reserved 240,000 shares for issuance thereunder. The 1992 Plan permits the award of incentive or nonqualified stock options which must be exercised in cash. In June 1995, the Board of Directors and the stockholders of the Company approved the 1995 Equity Incentive Plan (the “1995 Plan”) and reserved 1,250,000 shares for issuance thereunder. The 1995 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock awards. In May 1997, the Board of Directors and stockholders of the Company approved a 750,000 increase in the shares reserved under the 1995 Plan. In June 1998, June 2000 and June 2002 the Board of Directors and stockholders of the Company approved increases of 1,500,000, 1,250,000 and 1,350,000, respectively, in the shares reserved under the 1995 Plan.

     Under the 1991, 1992 and 1995 Plans, options are exercisable upon conditions determined by the Board of Directors and expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years.

     In June 1995, the Board of Directors and the stockholders of the Company approved the Nonemployee Director Stock Option Plan (the “Nonemployee Director Plan”) and reserved 250,000 shares for issuance thereunder. The Nonemployee Director Plan automatically grants nonqualified stock options to nonemployee directors upon their appointment or first election to the Company’s Board of Directors (“Initial Grant”) and annually upon their reelection to the Board of Directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). The options are granted at fair market value on the date of grant. Initial Grants vest annually over a period of three years. Annual Grants vest monthly over a period of one year. In June 2000 and June 2002 the Board of Directors and stockholders of the Company approved 250,000 increases in the shares reserved for issuance under the Nonemployee Director Plan. In May 2002, the stockholders of the Company approved to increase the Annual Grant from 10,000 shares to 20,000 shares.

     In July 1996, the Board of Directors and stockholders of the Company approved the 1996 Employee Stock Purchase Plan (the “ESPP”) and reserved 500,000 shares for issuance thereunder. All full-time employees are eligible to participate in the ESPP. Under the terms of the ESPP, employees can choose to have up to 15% of their salary withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the fair market value as of the first and last trading day of each quarterly participation period. Under the ESPP, the Company sold 127,920, 67,160 and 33,009 shares to employees in 2003, 2002 and 2001, respectively.

     The following table summarizes the stock option activity under the 1991, 1992 and 1995 Plans and the Nonemployee Director Plan:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available For	of	Exercise
	Grant	Shares	Price
Balance at December 31, 2000	1,878,972	4,426,077	$5.00
Options canceled	214,415	(214,415)	7.27
Options granted	(946,800)	946,800	3.98
Options exercised	—	(231,605)	1.83
Plan shares expired	(120,718)	—	—

Balance at December 31, 2001	1,025,869	4,926,857	4.86
1995 Plan shares reserved	1,350,000	—	—
Nonemployee Director Plan shares reserved	250,000	—	—
Options canceled	349,979	(349,979)	6.67
Options granted	(795,500)	795,500	4.13
Options exercised	—	(274,896)	1.87
Plan shares expired	(126,542)	—	—

Balance at December 31, 2002	2,053,806	5,097,482	4.76
Options canceled	345,168	(345,168)	7.43
Options granted	(1,162,034)	1,162,034	6.17
Options exercised	—	(380,630)	2.76
Plan shares expired	(79,697)	—	—

Balance at December 31, 2003	1,157,243	5,533,718	5.02

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.22 - $2.38	1,100,556	5.19	$1.60	1,100,556	$1.60
$2.47 - $3.84	969,665	6.87	3.54	732,003	3.51
$3.90 - $5.26	965,100	6.94	4.48	582,471	4.61
$5.38 - $5.83	1,364,197	6.19	5.65	588,197	5.42
$5.88 - $10.75	1,129,200	5.86	9.32	935,679	9.30
$12.50	5,000	6.16	12.50	5,000	12.50

	5,533,718	6.17	5.02	3,943,906	4.81

     As of December 31, 2002 and 2001, options outstanding that were exercisable were 3,677,142 and 3,457,061, respectively.

Reserved Shares

     As of December 31, 2003, the Company had reserved shares of common stock for future issuance as follows:

Options outstanding	5,533,718
Shares available for grant	1,157,243
Warrants outstanding	1,004,760
Convertible notes payable.	1,368,280
ESPP	509,884

9,573,885

Note 9 — 401k Plan

     The Company has a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions, up to 15% of an employee’s salary. Company contributions, which can be terminated at the Company’s discretion, were approximately $129,000, $101,000 and $83,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 10 — Significant Geographic Information

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

     Information regarding geographic areas is as follows:

		Contract
	Product Sales	Revenue	Long
	for the Year	for the Year	Lived
	Ended	Ended	Assets	Net Assets
	December 31,	December 31,	December 31,	December 31,
2003:
U.S.	$—	$—	$2,043,000	$45,093,000
China	28,078,000	—	213,000	22,928,000
Other	3,654,000	806,000	215,000	229,000

Total	$31,732,000	$806,000	$2,471,000	$68,250,000

2002:
U.S.	$—	$—	$624,000	$9,417,000
China	15,073,000	—	99,000	13,728,000
Other	2,028,000	671,000	234,000	209,000

Total	$17,101,000	$671,000	$957,000	$23,354,000

2001:
U.S.	$—	$—	$945,000	$8,407,000
China	12,325,000	—	137,000	13,968,000
Other	1,506,000	—	362,000	399,000

Total	$13,831,000	$—	$1,444,000	$22,774,000

     Two customers accounted for 10% or more of total revenues (52% and 14%) for the year ended December 31, 2003. Two customers accounted for 10% or more of total revenues (41% and 27%) for the year ended December 31, 2002. Two customers accounted for 10% or more of total revenues (47% and 30%) for the year ended December 31, 2001. No other customer accounted for more than 10% of revenues during these years.

Note 11 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2003:
Product sales	$5,000,000	$16,207,000	$5,421,000	$5,104,000
Contract revenue	224,000	224,000	224,000	134,000
Cost of product sales	1,016,000	2,931,000	935,000	754,000
Gross margin	4,208,000	13,500,000	4,710,000	4,484,000
Net income (loss)	(2,862,000)	5,124,000	(2,850,000)	(4,687,000)
Basic net income (loss) per share	(0.08)	0.14	(0.07)	(0.11)
Diluted net income (loss) per share	(0.08)	0.13	(0.07)	(0.11)
2002:
Product sales	$3,948,000	$4,048,000	$4,298,000	$4,807,000
Contract revenue	—	223,000	224,000	224,000
Cost of product sales	792,000	815,000	918,000	962,000
Gross margin	3,156,000	3,457,000	3,604,000	4,068,000
Net loss	(2,403,000)	(3,345,000)	(1,672,000)	(2,617,000)
Basic and diluted net loss per share	(0.07)	(0.10)	(0.05)	(0.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 401 of Regulation S-K is incorporated by reference from the definitive proxy statement for the Company’s 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS — Nominees,” and “ELECTION OF DIRECTORS — Board Meetings and Committees — Audit Committee.” Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

     The information required by Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS — Section 16(a) Beneficial Ownership Reporting Compliance.”

     The information required by Item 406 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “ELECTION OF DIRECTORS — Committee Charters and Other Corporate Governance Materials.”

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions “EXECUTIVE COMPENSATION AND OTHER MATTERS” and “ELECTION OF DIRECTORS — Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     As of December 31, 2003, the Company maintained five compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. These consist of the 1991 Stock Plan, the 1992 Stock Plan, the 1995 Equity Incentive Plan, the Nonemployee Director Stock Option Plan and the 1996 Employee Stock Purchase Plan, which plans have all been approved by the Company’s stockholders. The Company does not currently maintain any compensation plans that have not been approved by the Company’s stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2003:

	Number of shares to	Weighted-	Number of shares
	be issued upon	average exercise	remaining available
	exercise of	price of	for future issuance
	outstanding	outstanding	under equity compensation
	options, warrants	options, warrants	plans (excluding shares
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
1991 Stock Plan	1,356,495	$4.7996	—
1992 Stock Plan	87,000	$5.5199	—
1995 Equity Incentive Plan	3,512,723	$4.8358	992,243
1995 Nonemployee Director Stock Option Plan	577,500	$6.6239	165,000
1996 Employee Stock Purchase Plan	—	—	509,884 (1)

Total	5,533,718	$5.0243	1,667,127

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

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS — Principal Accountant Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

     (1) Financial Statements. The following financial statements of the Company are contained on pages 36 — 52 of this Report on Form 10-K:

          Report of Ernst & Young LLP, Independent Auditors.

          Consolidated Balance Sheets at December 31, 2003 and 2002.

          Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003.

          Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2003.

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.

          Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules

     The following schedule required to be filed by Item 8 of this form and Item 15(d) is contained on page 60 of this Report:

          Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2003.

     All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

     (3) Exhibits.

     Refer to Item 15(c) below.

(b) Reports on Form 8-K.

     We filed one Current Report on Form 8-K during the last quarter of the period covered by this report. The Current Report was dated October 27, 2003 and was furnished pursuant to Item 7 and Item 12.

(c) Exhibits.

     Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(9)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(13)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(13)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(13)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(14)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(14)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(14)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(3)**	Registrant’s 1991 Stock Plan, together with forms of agreements thereunder.

10.2(2)**	Registrant’s 1992 Stock Plan, together with forms of agreements thereunder.

10.3(5)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.4(5)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.5(17)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended.

10.6(2)	Lease, dated September 10, 1991, between the Registrant and Spieker-Singleton68 concerning property, located at 901 Mariners Island Boulevard, San Mateo, California, as amended (the “Spieker Lease”).

10.7(4)	Amendment No. 4 to Spieker Lease, dated October 4, 1994.

10.8(6)	Amendment No. 7 to Spieker Lease, dated November 14, 1995.

10.9(8)	Amendment No. 8 to Spieker Lease, dated August 26, 1996.

10.10(13)	Amendment No. 14 to Spieker Lease dated November 21, 2000.

10.11(19)	Employment Agreement, effective as of February 1, 1996, between the Registrant and Donald R. Sellers.

10.12(19)	Fifth Amendment of Employment Agreement, effective as of November 30, 2003, between the Registrant and Donald R. Sellers.

10.13(13)	Change in Control Agreement between the Company and Alfred Rudolph dated as of November 19, 1999.

10.14(13)	Change in Control Agreement between the Company and Donald R. Sellers dated as of November 19, 1999.

10.15(15)	Change in Control Agreement between the Company and Richard A. Waldron dated as of April 30, 2001.

10.16(17)	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

10.17(18)	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.18(7)*	License Agreement effective April 19, 1996 between the Registrant and the National Institute of Health Office of Technology Transfer.

10.19(10)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.20(11)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.21(16)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

Exhibit
Number	Description
10.22(12)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20,1998.

10.23(12)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.24(14)*	Registration Rights Agreement by and between the Company and UBS AG, London Branch dated as of February 16, 2001.

10.25(16)*	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica Ld.A. and Aptafin S.p.A. dated as of January 21, 2003.

10.26(19)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

21.1(15)	Subsidiaries of Registrant.

23.1(19)	Consent of Ernst & Young LLP, Independent Auditors.

24.1(19)	Powers of Attorney. See page 59.

31.1(19)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(19)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(19)	Section 1350 Certification of Chief Executive Officer.

32.2(19)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(11)	Incorporated by reference from the Company’s Form 8-K filed on April 20, 2000.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(19)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

	By:	/s/	Donald R. Sellers

Donald R. Sellers
President and Chief Executive Officer

Date: March 15, 2004

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

Signature		Title	Date
/s/	Donald R. Sellers	President and Chief Executive Officer, Director	March 15, 2004

	(Donald R. Sellers)	Principal Executive Officer

/s/	Richard A. Waldron	Chief Financial Officer	March 15, 2004

	(Richard A. Waldron)	Principal Financial Officer

/s/	Ivan B. Hui	Director, Finance	March 15, 2004

	(Ivan B. Hui)	Principal Accounting Officer

/s/	John D. Baxter, M.D.	Director	March 15, 2004

(John D. Baxter, M.D.)

/s/	Edwin C. Cadman, M.D.	Director	March 15, 2004

(Edwin C. Cadman, M.D.)

/s/	Jere E. Goyan, Ph.D.	Chairman of Board of Directors	March 15, 2004

(Jere E. Goyan, Ph.D.)

/s/	Rolf H. Henel	Director	March 15, 2004

(Rolf H. Henel)

/s/	Jon S. Saxe	Director	March 15, 2004

(Jon S. Saxe)

/s/	Dean S. Woodman	Director	March 15, 2004

(Dean S. Woodman)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

SCICLONE PHARMACEUTICALS INC.

	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Period	Expenses	Deductions	End of Period
Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for uncollectable accounts	$638,000	$—	$—	$638,000
Inventory reserve	$190,000	$420,000	$—	$610,000
Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for uncollectable accounts	$638,000	$—	$—	$638,000
Inventory reserve	$400,000	$—	$210,000	$190,000
Year Ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for uncollectable accounts	$394,000	$244,000	$—	$638,000
Inventory reserve	$230,000	$170,000	$—	$400,000

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(9)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(13)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(13)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(13)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(14)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(14)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(14)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(3)**	Registrant’s 1991 Stock Plan, together with forms of agreements thereunder.

10.2(2)**	Registrant’s 1992 Stock Plan, together with forms of agreements thereunder.

10.3(5)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.4(5)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.5(17)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended.

10.6(2)	Lease, dated September 10, 1991, between the Registrant and Spieker-Singleton68 concerning property, located at 901 Mariners Island Boulevard, San Mateo, California, as amended (the “Spieker Lease”).

10.7(4)	Amendment No. 4 to Spieker Lease, dated October 4, 1994.

10.8(6)	Amendment No. 7 to Spieker Lease, dated November 14, 1995.

10.9(8)	Amendment No. 8 to Spieker Lease, dated August 26, 1996.

10.10(13)	Amendment No. 14 to Spieker Lease dated November 21, 2000.

10.11(19)	Employment Agreement, effective as of February 1, 1996, between the Registrant and Donald R. Sellers.

10.12(19)	Fifth Amendment of Employment Agreement, effective as of November 30, 2003, between the Registrant and Donald R. Sellers.

10.13(13)	Change in Control Agreement between the Company and Alfred Rudolph dated as of November 19, 1999.

10.14(13)	Change in Control Agreement between the Company and Donald R. Sellers dated as of November 19, 1999.

10.15(15)	Change in Control Agreement between the Company and Richard A. Waldron dated as of April 30, 2001.

10.16(17)	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

Exhibit
Number	Exhibit
10.17(18)	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.18(7)*	License Agreement effective April 19, 1996 between the Registrant and the National Institute of Health Office of Technology Transfer.

10.19(10)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.20(11)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.21(16)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

10.22(12)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20,1998.

10.23(12)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.24(14)*	Registration Rights Agreement by and between the Company and UBS AG, London Branch dated as of February 16, 2001.

10.25(16)*	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica Ld.A. and Aptafin S.p.A. dated as of January 21, 2003.

10.26(19)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

21.1(15)	Subsidiaries of Registrant.

23.1(19)	Consent of Ernst & Young LLP, Independent Auditors.

24.1(19)	Powers of Attorney. See page 59.

31.1(19)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(19)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(19)	Section 1350 Certification of Chief Executive Officer.

32.2(19)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(11)	Incorporated by reference from the Company’s Form 8-K filed on April 20, 2000.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(19)	Filed herewith.