Form 10-Q
period 2004-03-31
SCICLONE PHARMACEUTICALS INC
filed 2004-04-30
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Yes ☒                                    No ☐

     As of March 31, 2004, 44,583,412 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,121,000	$52,899,000
Restricted short-term investments	694,000	695,000
Other short-term investments	9,438,000	9,381,000
Accounts receivable, net of allowance of $638,000 in 2004 and 2003	10,386,000	10,142,000
Inventories	5,622,000	5,778,000
Prepaid expenses and other current assets	2,001,000	2,456,000

Total current assets	76,262,000	81,351,000
Property and equipment, net	317,000	325,000
Intangible assets, net	595,000	612,000
Other assets	1,541,000	1,534,000

Total assets	$78,715,000	$83,822,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,860,000	$3,423,000
Accrued compensation and employee benefits	743,000	1,440,000
Accrued clinical trials expense	2,487,000	1,889,000
Accrued professional fees	161,000	481,000
Deferred revenue	537,000	537,000
Other accrued expenses	647,000	631,000

Total current liabilities	6,435,000	8,401,000
Deferred revenue	537,000	671,000
Other long term liabilities	900,000	900,000
Convertible notes payable	5,600,000	5,600,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding in 2004 and 2003, respectively	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 44,583,412 and 44,484,144 shares issued and outstanding	45,000	44,000
Additional paid-in capital	206,389,000	206,320,000
Accumulated other comprehensive income	232,000	176,000
Accumulated deficit	(141,423,000)	(138,290,000)

Total stockholders’ equity	65,243,000	68,250,000

Total liabilities and stockholders’ equity	$78,715,000	$83,822,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2004	2003
Product sales	$5,414,000	$5,000,000
Contract revenue	228,000	224,000

Total revenue	5,642,000	5,224,000
Cost of product sales	1,142,000	1,016,000

Gross margin	4,500,000	4,208,000
Operating expenses:
Research and development	3,931,000	3,783,000
Sales and marketing	2,443,000	2,229,000
General and administrative	1,293,000	1,012,000

Total operating expenses	7,667,000	7,024,000

Loss from operations	(3,167,000)	(2,816,000)
Interest and investment income	116,000	53,000
Interest and investment expense	(90,000)	(91,000)
Other income (expense), net	8,000	(8,000)

Net loss	$(3,133,000)	$(2,862,000)

Basic and diluted net loss per share	$(0.07)	$(0.08)

Weighted average shares used in computing basic and diluted net loss per share	44,569,087	37,320,130

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2004	2003
Operating activities:
Net loss	$(3,133,000)	$(2,862,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,000	45,000
Changes in operating assets and liabilities:
Accounts receivable	(244,000)	(1,265,000)
Inventories	156,000	46,000
Prepaid expenses and other current assets	441,000	(83,000)
Accounts payable and other accrued expenses	(1,546,000)	(476,000)
Accrued compensation and employee benefits	(697,000)	(525,000)
Accrued clinical trials expense	598,000	(29,000)
Accrued professional fees	(320,000)	(117,000)
Deferred revenue	(134,000)	(224,000)

Net cash used in operating activities	(4,829,000)	(5,490,000)

Investing activities:
Purchase of property and equipment	(19,000)	(4,000)

Net cash used in investing activities	(19,000)	(4,000)

Financing activities:
Proceeds from issuances of common stock, net of financing costs	70,000	1,948,000

Net cash provided by financing activities	70,000	1,948,000

Net decrease in cash and cash equivalents	(4,778,000)	(3,546,000)
Cash and cash equivalents, beginning of period	52,899,000	20,233,000

Cash and cash equivalents, end of period	$48,121,000	$16,687,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

SciClone was reincorporated in the State of Delaware on July 18, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2003 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both the three-month period ended March 31, 2004 and the corresponding period in 2003: risk-free interest rate of 2.20% and 2.00%, respectively; dividend yield of 0%; volatility of 0.93 and 0.95, respectively, and a weighted average expected life of the option of 4.00 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock awards have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options and stock purchases.

The following table illustrates the Company’s pro forma net loss and net loss per share, had compensation expense for the Company’s option and employee purchase plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, as amended by SFAS 148:

	Three Months Ended
	March 31,
	2004	2003
Net loss — as reported	$(3,133,000)	$(2,862,000)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(836,000)	(552,000)

Net loss — pro forma	$(3,969,000)	$(3,414,000)

Basic and diluted net loss per share — as reported	$(0.07)	$(0.08)

Basic and diluted net loss per share — pro forma	$(0.09)	$(0.09)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years due to the different number of options granted each year.

3.	Comprehensive Loss

For the three-month periods ended March 31, 2004 and 2003, the Company’s total comprehensive loss amounted to $3,077,000 and $2,883,000 respectively.

4.	Available-For-Sale Securities

The following is a summary of available-for-sale securities at March 31, 2004 and December 31, 2003:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value
March 31, 2004:
Certificate of deposit	$798,000	$—	$798,000
U.S. government obligations	32,867,000	—	32,867,000
Short-term municipal securities	9,050,000	—	9,050,000
Corporate equity securities	51,000	232,000	283,000

	$42,766,000	$232,000	$42,998,000

December 31, 2003:
Certificate of deposit	$798,000	$—	$798,000
U.S. government obligations	38,259,000	—	38,259,000
Short-term municipal securities	9,050,000	—	9,050,000
Corporate equity securities	51,000	176,000	227,000

	$48,158,000	$176,000	$48,334,000

As of March 31, 2004, the available-for-sale securities are included as follows: $32,867,000 in cash and cash equivalents, $694,000 in restricted short-term investments and $9,437,000 in other short-term investments. As of December 31, 2003, the available-for-sale securities are included as follows: $38,259,000 in cash and cash equivalents, $695,000 in restricted short-term investments and $9,380,000 in other short-term investments. As of March 31, 2004 and December 31, 2003 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipal securities are auction rate securities which have final maturities of 21-36 years, however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, our interest rate risk associated with these securities is limited due to this interest rate reset mechanism.

5.	Inventories

The following is a summary of inventories at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Raw materials	$2,287,000	$1,577,000
Work in progress	706,000	1,906,000
Finished goods	2,629,000	2,295,000

	$5,622,000	$5,778,000

6.	Intangible Assets

The following is a summary of intangible assets:

	March 31,	December 31,
	2004	2003
Product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,861,000)	(1,844,000)

	$595,000	$612,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expense for each of the three-month periods ended March 31, 2004 and 2003 was $17,500. For the years ending December 31, 2004 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company has assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company’s policy is to identify and record impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

7.	Deferred Revenue

In January 2002, the Company received $2,685,000 from its European partner, Sigma-Tau under the terms of its collaborative agreement announced in late December 2001. This receipt has been recorded as deferred revenue and is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program beginning in April 2002 and through the period of sharing the clinical data from this program with Sigma-Tau, the substantive performance requirements under the contract. For the three-month period ended March 31, 2004 and 2003, the Company recognized $134,000 and $224,000, respectively as contract revenue from this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales and net sales and levels; the timing and outcome of clinical trials; ZADAXIN’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; our ability to submit applications and obtain marketing and regulatory approvals for ZADAXIN; future financing plans; research and development and other expense levels; cash levels; levels of gross margin and cost of product sales and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

     SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. We are currently evaluating our lead product, ZADAXIN, in several late stage clinical trials for the treatment of patients with the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and certain types of cancer. Our primary focus is the successful completion of our two ongoing ZADAXIN phase 3 HCV clinical trials in the United States. We believe the worldwide market for HCV therapies was approximately $3 billion in 2003 and could exceed $8 billion in 2012. If approved by the U.S. Food and Drug Administration (FDA), we expect ZADAXIN to complement other HCV therapies and to expand the HCV market opportunity. In addition to the HCV trials in the United States, we are also evaluating ZADAXIN in a recently completed phase 3 HBV clinical trial in Japan, an ongoing phase 2 malignant melanoma clinical trial in Europe with our exclusive marketing partner for Western Europe, Sigma-Tau, two ongoing phase 2 pilot studies in the United States for the treatment of liver cancer, an ongoing HCV pilot clinical trial in Mexico and an ongoing HBV clinical trial in Taiwan. Our other principal drug development candidate is SCV-07, a potentially orally available therapeutic to treat viral and infectious diseases.

Results of Operations

     Total Revenue

     Product sales were $5,414,000 for the three-month period ended March 31, 2004 and $5,000,000 for the corresponding period in 2003. All product sales in each period were derived from sales of ZADAXIN. The increase was attributable to a higher volume of product sold as prices have remained stable. Sales to customers in China accounted for approximately 88% and 87% of this revenue for the three-month periods ended March 31, 2004 and 2003, respectively.

     For the three-month period ended March 31, 2004, sales to two importing agents in China accounted for approximately 50% and 38% of our product sales respectively. For the three-month period ended March 31, 2003, one importing agent accounted for 87% of our product sales; however, this importing agent accounted for only 38% of our product sales in the three-month period ended March 31, 2004. We rely on six importers to supply substantially all of our product in China, and our sales to any single importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders. As of March 31, 2004, approximately $9,323,000, or 85%, of our accounts receivable were attributable to four customers in China. We perform on-going credit evaluations of our customers’ financial condition, and generally do not require collateral from our customers.

     Contract revenue was $228,000 and $224,000 for the three-month periods ended March 31, 2004 and 2003, respectively. We recognized $134,000 of contract revenue for the three-month period ended March 31, 2004, and all of the contract revenue for the corresponding period in 2003 in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the requirements under our contract with Sigma-Tau. We also recognized $94,000 of contract revenue in the three-month period ended March 31, 2004 in connection with a National Institutes of Health grant that we earned in the period.

     Cost of Product Sales and Gross Margin

     Gross margin on sales was 79% for the three-month period ended March 31, 2004, and 80% for the corresponding period in 2003. The decrease in gross margin percentage was primarily the result of temporarily higher product costs in connection with our use of a new manufacturer for ZADAXIN and foreign currency rate fluctuations, as purchases from one of our contract manufacturers are denominated in euros. We expect cost of product sales, and therefore gross margin, to vary from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

     Research and Development

     Research and development expenses were $3,931,000 for the three month-period ended March 31, 2004 and $3,783,000 for the corresponding period in 2003. The increase was primarily to support our ZADAXIN phase 3 clinical trials in the United States. The initiation and continuation of our current clinical development programs has had and will continue to have a significant effect on our research and development expenses. We expect a substantial increase in research and development expenses during the second quarter of 2004 compared to the first quarter of the current year and to the second quarter of 2003. The expected increase is primarily due to an anticipated increase in expenses relating to our phase 3 HCV clinical trials and other increases in research and development expenses. Due to the uncertain nature of the clinical trial process, and enrollment rates in particular, it is not possible to determine the timing of completion or total cost expected to be incurred for each trial. In general, we expect research and development expenses to increase significantly at least over the next two years and to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Sales and Marketing

     Sales and marketing expenses were $2,443,000 for the three-month period ended March 31, 2004 and $2,229,000 for the corresponding period in 2003. The increase was related to increased payroll expenses and expenses for advertising and conferences associated with the expansion of our markets for ZADAXIN. We expect sales and marketing expenses to increase in the next several quarters and years as we expand our commercialization and marketing efforts.

     General and Administrative

     General and administrative expenses were $1,293,000 for the three-month period ended March 31, 2004 and $1,012,000 for the corresponding period in 2003. The increase was primarily attributable to greater general and administrative activities associated with increased securities regulation requirements. In the near term, we expect general and administrative expenses to vary quarter to quarter as we increase our general and administrative activities and resources to support increased expenditures on preclinical and clinical trials and testing, and regulatory, pre-commercialization and marketing activities.

     Interest and Investment Income and Expense

     Interest and investment income was approximately $116,000 for the three-month period ended March 31, 2004 and $53,000 for the corresponding period in 2003. The increase was primarily the result of larger cash balances earning interest in the 2004 period due to the proceeds we received from our follow-on public offering of common stock during the third quarter of 2003. Interest expense relating to $5,600,000 of convertible notes payable was $84,000 for each of the three-month periods ended March 31, 2004 and 2003.

     Liquidity and Capital Resources

     At March 31, 2004 and December 31, 2003, we had $58,253,000 and $62,975,000, respectively, in cash, cash equivalents and short-term investments. We currently estimate that cash, cash equivalents and short-term investments at December 31, 2004 will be lower than the balance at March 31, 2004. The expected decrease in this balance is attributable to an expected net loss and no plans for a financing during the current fiscal year. The short-term investments consist primarily of highly liquid marketable securities. We have two letters of credit each secured by a certificate of deposit. At March 31, 2004 and December 31, 2003, the letters of credit totaled $694,000, one for $633,000 under our lease agreement, the other for $61,000 to facilitate our value added tax filings in Europe.

     Net cash used in operating activities totaled $4,829,000 and $5,490,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Net cash used in operating activities for the three-month period ended March 31, 2004 was more than the net loss primarily due to a $1,563,000 decrease in accounts payable.

     Net cash provided by financing activities totaled $70,000 and $1,948,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Net cash provided by financing activities for the three-month period ended March 31, 2003 primarily consisted of approximately $1,800,000 generated from the issuance of common stock to Sigma-Tau.

     We intend to give priority use of our financial resources to ZADAXIN clinical programs in the United States. We believe our existing capital resources and funds from product sales are sufficient to complete our current U.S. phase 3 clinical trials and, if the trials are successful and we receive FDA approval, to begin commercialization of ZADAXIN in the United States. However, we cannot assure you that such funds will be sufficient, or that sales of ZADAXIN, if approved in the United States, will result in profitable operations. An expansion or significant extension of our clinical development programs may require us to seek additional capital resources. In the event we need to raise additional funds, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products.

Contractual Obligations

     There were no material changes to our contractual obligations in the three-month period ended March 31, 2004.

Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements in the three-month period ended March 31, 2004.

Risk Factors

     You should carefully consider the risks described below, in addition to the other information in this report on Form 10-Q and our report on Form 10-K for the year ended December 31, 2003, before making an investment decision. Each of these risk factors could adversely affect our business, financial condition, and operating results as well as adversely affect the value of an investment in our common stock.

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

     Our ability to execute on our business strategy requires that we obtain regulatory approval for the use of ZADAXIN, particularly for the treatment of HCV in the United States, both HBV and HCV in Japan and both HCV and malignant melanoma in Europe. If our current phase 3 trials in the United States and current and future trials in Europe yield favorable results, we intend to submit applications for marketing approval of ZADAXIN for the treatment of HCV in the United States and through our partner, Sigma-Tau, for the treatment of HCV and malignant melanoma in Europe. Based on the results of our recently completed phase 3 trial in Japan, we intend to submit a regulatory filing for the treatment of HBV in Japan. The regulatory approval processes in the United States, Europe and Japan are demanding and typically require 12 months or more in the United States and 18 months or more in Europe and Japan from the date of submission of a New Drug Application. We have committed significant resources, including capital and time, to develop ZADAXIN, particularly for HCV in the United States, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any substantial increase in our revenue.

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

     As a result of the containment of the SARS epidemic, we expect sales in future quarters to be more consistent with sales patterns of the third and fourth quarters of 2003 and the quarter ended March 31, 2004, each of which have significantly lower sales results than those of the second quarter in 2003. We could experience fluctuations in sales in future quarters as a result of similar factors.

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

     We have experienced significant operating losses since our inception, and as of March 31, 2004, we had an accumulated deficit of approximately $141 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the United States, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

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

     The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	progress and results of clinical trials involving ZADAXIN;

•	progress of ZADAXIN through the regulatory process, especially regulatory actions in the United States, Europe and Japan;

•	timing and achievement of milestones;

•	announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in company assessments or financial estimates by securities analysts;

•	actual or anticipated fluctuations in our quarterly operating results;

•	general stock market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

•	economic conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

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

     As of March 31, 2004, stock options to purchase 5,894,021 shares of common stock were outstanding, of which options to purchase 4,078,297 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 904,760 shares of common stock at $7.00 per share and two notes convertible into a total of 684,140 shares of common stock. The note holder has the right to purchase up to $8.3 million of additional convertible notes due on or before March 2006, which, if fully issued, will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

     Our Board of Directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of April 28, 2004, only one director has adopted such a plan, with sales commencing no earlier than May 2004, and other directors or officers may do so in the future. In general our officers and directors have rarely sold stock in the Company, though they have held options or stock for many years. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as result of personal financial planning. We do not believe the volume of such sales would affect our trading price, however, the market could react negatively to sales by our officers and directors, affecting the trading price of our stock.

If our officers, directors and largest stockholders elect to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

     As of March 31, 2004 our directors and officers owned or had the right to acquire approximately 7.7% of the outstanding shares of our common stock. Our two largest stockholders, Sigma-Tau (and its affiliates) and Randal J. Kirk, owned in the aggregate approximately 12.9% of the outstanding shares of our capital stock. As a result, due to their concentration of stock ownership, our directors, officers and largest stockholders, if they act together, may be able to influence our management and operation and may be able to affect or influence all matters requiring a stockholder vote, including the election of all directors and the amendment of charter documents or the approval of a merger, sale of assets or other major corporate transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest solely in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $193,525 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at March 31, 2004. Actual results may differ materially.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

31.1(5)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(5)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(5)	Section 1350 Certification of Chief Executive Officer.

32.2(5)	Section 1350 Certification of Chief Financial Officer.

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

     We filed one Current Report on Form 8-K during the quarterly period covered by this report. The Current Report was dated February 24, 2004 and was furnished pursuant to Item 7 and Item 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: April 30, 2004	/s/ Richard A. Waldron

Richard A. Waldron
Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

31.1(5)	Rule 13a-14(a) Certificate of Chief Executive Officer.

31.2(5)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(5)	Section 1350 Certification of Chief Executive Officer.

32.2(5)	Section 1350 Certification of Chief Financial Officer.

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