Form 10-Q
period 2004-06-30
SCICLONE PHARMACEUTICALS INC
filed 2004-08-06
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

          Yes [X]   No [  ]

          As of June 30, 2004, 44,625,754 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Condensed Consolidated Statements of Operations for the Three-month and Six-month periods ended June 30, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows for the Six-month periods ended June 30, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits and Reports on Form 8-K	28
Signatures		30
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,818,000	$52,899,000
Restricted short-term investments	694,000	695,000
Other short-term investments	9,458,000	9,381,000
Accounts receivable, net of allowance of $638,000 in 2004 and 2003	11,510,000	10,142,000
Inventories	5,115,000	5,778,000
Prepaid expenses and other current assets	1,343,000	2,456,000

Total current assets	72,938,000	81,351,000
Property and equipment, net	322,000	325,000
Intangible assets, net	577,000	612,000
Other assets	1,542,000	1,534,000

Total assets	$75,379,000	$83,822,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,430,000	$3,423,000
Accrued compensation and employee benefits	1,033,000	1,440,000
Accrued clinical trials expense	1,018,000	1,889,000
Accrued professional fees	423,000	481,000
Deferred revenue	537,000	537,000
Other accrued expenses	612,000	631,000

Total current liabilities	6,053,000	8,401,000
Deferred revenue	403,000	671,000
Other long-term liabilities	900,000	900,000
Convertible notes payable	5,600,000	5,600,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding in 2004 and 2003, respectively	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 44,625,754 and 44,484,144 shares issued and outstanding in 2004 and 2003, respectively	45,000	44,000
Additional paid-in capital	206,479,000	206,320,000
Accumulated other comprehensive income	199,000	176,000
Accumulated deficit	(144,300,000)	(138,290,000)

Total stockholders’ equity	62,423,000	68,250,000

Total liabilities and stockholders’ equity	$75,379,000	$83,822,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Product sales	$5,613,000	$16,207,000	$11,027,000	$21,207,000
Contract revenue	1,135,000	224,000	1,363,000	448,000

Total revenue	6,748,000	16,431,000	12,390,000	21,655,000
Cost of product sales	1,178,000	2,931,000	2,320,000	3,947,000

Gross margin	5,570,000	13,500,000	10,070,000	17,708,000
Operating expenses:
Research and development	5,145,000	4,308,000	9,076,000	8,091,000
Sales and marketing	2,148,000	3,025,000	4,591,000	5,254,000
General and administrative	1,156,000	1,035,000	2,449,000	2,047,000

Total operating expenses	8,449,000	8,368,000	16,116,000	15,392,000

Income (loss) from operations	(2,879,000)	5,132,000	(6,046,000)	2,316,000
Interest and investment income	112,000	43,000	228,000	96,000
Interest and investment expense	(91,000)	(90,000)	(181,000)	(181,000)
Other income (expense), net	(19,000)	39,000	(11,000)	31,000

Net income (loss)	$(2,877,000)	$5,124,000	$(6,010,000)	$2,262,000

Earnings (loss) per share:
Basic net income (loss) per share	$(0.06)	$0.14	$(0.13)	$0.06

Diluted net income (loss) per share	$(0.06)	$0.13	$(0.13)	$0.06

Weighted average shares used in computing:
Basic net income (loss) per share	44,612,260	37,672,876	44,590,674	37,497,477

Diluted net income (loss) per share	44,612,260	40,490,411	44,590,674	39,338,964

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	June 30,
	2004	2003
Operating activities:
Net (loss) income	$(6,010,000)	$2,262,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,000	90,000
Changes in operating assets and liabilities:
Accounts receivable	(1,368,000)	(2,647,000)
Inventories	663,000	495,000
Prepaid expenses and other current assets	1,093,000	(59,000)
Accounts payable and other accrued expenses	(1,011,000)	1,027,000
Accrued compensation and employee benefits	(408,000)	(250,000)
Accrued clinical trials expense	(871,000)	(226,000)
Accrued professional fees	(57,000)	(132,000)
Deferred revenue	(269,000)	(448,000)

Net cash (used in) provided by operating activities	(8,139,000)	112,000

Investing activities:
Purchase of property and equipment	(49,000)	(20,000)
Payment on purchase of marketable securities	(53,000)	(4,000)

Net cash used in investing activities	(102,000)	(24,000)

Financing activities:
Proceeds from issuances of common stock, net of financing costs	160,000	5,042,000

Net cash provided by financing activities	160,000	5,042,000

Net (decrease) increase in cash and cash equivalents	(8,081,000)	5,130,000
Cash and cash equivalents, beginning of period	52,899,000	20,233,000

Cash and cash equivalents, end of period	$44,818,000	$25,363,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

SciClone was reincorporated in the State of Delaware on July 18, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2003 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The following is a reconciliation of the numerator and denominator used in basic and diluted income (loss) per share computations for the three-month and six-month periods in 2004 and 2003, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(2,877,000)	$5,124,000	$(6,010,000)	$2,262,000
Effect of dilutive securities:
Interest on convertible note	—	24,000	—	—

Net income (loss) used for diluted net income (loss) per share	$(2,877,000)	$5,148,000	$(6,010,000)	$2,262,000

Denominator:
Weighted-average shares outstanding used for calculating basic net income (loss) per share	44,612,260	37,672,876	44,590,674	37,497,477
Effect of dilutive securities:
Stock options	—	2,241,170	—	1,637,493
Warrants	—	299,835	—	203,994
Convertible note	—	276,530	—	—

Weighted-average shares used for calculating diluted net income (loss) per share	44,612,260	40,490,411	44,590,674	39,338,964

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three-month and six-month periods ended June 30, 2004 and the corresponding periods in 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Weighted-average fair value of stock options granted	$3.15	$4.15	$3.35	$2.79
Risk-free interest rate	2.30%	2.00%	2.30%	2.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factors of the expected market price of our Common Stock	85.00%	93.00%	88.00%	93.00%
Weighted-average expected life of option (years)	4	4	4	4

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) — as reported	$(2,877,000)	$5,124,000	$(6,010,000)	$2,262,000
Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,011,000)	(731,000)	(1,870,000)	(1,300,000)

Net income (loss) — pro forma	$(3,888,000)	$4,393,000	$(7,880,000)	$962,000

Basic net income (loss) per share — as reported	$(0.06)	$0.14	$(0.13)	$0.06

Diluted net income (loss) per share — as reported	$(0.06)	$0.13	$(0.13)	$0.06

Basic net income (loss) per share — pro forma	$(0.09)	$0.12	$(0.18)	$0.03

Diluted net income (loss) per share — pro forma	$(0.09)	$0.11	$(0.18)	$0.03

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years due to the different number of options granted each year.

3.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on our available-for-sale securities. For the three-month periods ended June 30, 2004 and 2003, the Company’s total comprehensive income (loss) amounted to $(2,910,000) and $5,233,000, respectively. For the six-month periods ended June 30, 2004 and 2003, the Company’s total comprehensive income (loss) amounted to $(5,987,000) and $2,350,000, respectively.

4.	Available-For-Sale Securities

The following is a summary of available-for-sale securities at June 30, 2004 and December 31, 2003:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value
June 30, 2004:
Certificate of deposit	$801,000	$—	$801,000
U.S. government obligations	30,665,000	—	30,665,000
Short-term municipal securities	9,100,000		9,100,000
Corporate equity securities	51,000	199,000	250,000

	$40,617,000	$199,000	$40,816,000

December 31, 2003:
Certificate of deposit	$798,000	$—	$798,000
U.S. government obligations	38,259,000	—	38,259,000
Short-term municipal securities	9,050,000		9,050,000
Corporate equity securities	51,000	176,000	227,000

	$48,158,000	$176,000	$48,334,000

As of June 30, 2004, the available-for-sale securities are included as follows: $30,665,000 in cash and cash equivalents; $694,000 in restricted short-term investments and $9,457,000 in other short-term investments. As of December 31, 2003, the available-for-sale securities are included as follows: $38,259,000 in cash and cash equivalents; $695,000 in restricted short-term investments and $9,380,000 in other short-term investments. As of June 30, 2004 and December 31, 2003 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities, however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, they are included as available-for sale securities. Our interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

5.	Inventories

The following is a summary of inventories at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Raw materials	$1,680,000	$1,577,000
Work in progress	305,000	1,955,000
Finished goods	3,130,000	2,246,000

	$5,115,000	$5,778,000

6.	Intangible Assets

The following is a summary of intangible assets:

	June 30,	December 31,
	2004	2003
Product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,879,000)	(1,844,000)

	$577,000	$612,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expenses for the three-month and six-month periods ended June 30, 2004 and 2003 were both $17,500 and $35,000, respectively. For the years ending December 31, 2004 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company’s policy is to identify and record impairment losses, as circumstances dictate, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

7.	Contract Revenue

In January 2002, the Company received $2,685,000 from its European partner, Sigma-Tau, under the terms of its collaborative agreement announced in late December 2001. This receipt has been recorded as deferred revenue and is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau, the substantive performance requirements under the contract. In June 2004, the Company received a $1,000,000 milestone payment from Sigma-Tau for the enrollment of 1,000 patients into the U.S. hepatitis C clinical trials. This milestone payment has been recognized as contract revenue in the three-month period ended June 30, 2004 as the substantive milestone event has been completed and there are no future performance obligations associated with the milestone payment.

8.	Subsequent Event

We recently announced that Donald Sellers has resigned as President and Chief Executive Officer of SciClone. Mr. Sellers also resigned from our Board of Directors, but will continue to act as a consultant to the Company. The Board of Directors is actively working to identify a successor. In the interim, Alfred Rudolph, M.D., Chief Operating Officer, and Richard Waldron, Chief Financial Officer, have jointly formed an Office of the President to manage the operations of the Company along with the Board’s continuing oversight.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; the sufficiency of our resources to complete clinical trials; and other new product development initiatives; the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; the ability of the Company to function effectively while we work to identify a new Chief Executive Officer; the preparation and timing of our Japanese New Drug Application and other potential New Drug Applications in the United States and other countries; ZADAXIN’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future size of the worldwide hepatitis C virus market; research and development and other expense levels; cash and other asset levels; levels of gross margin and cost of product sales and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

     SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. We are currently evaluating our lead product, ZADAXIN, in several late stage clinical trials for the treatment of patients with the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and certain types of cancer. Our primary focus is the successful completion of our two ongoing ZADAXIN phase 3 HCV clinical trials in the United States. We believe the worldwide market for HCV therapies was approximately $3 billion in 2003 and could exceed $8 billion in 2012. If approved by the U.S. Food and Drug Administration (FDA), we expect ZADAXIN to complement other HCV therapies and to expand the HCV market opportunity. In addition to the HCV trials in the United States, ZADAXIN is also being evaluated in a recently completed phase 3 HBV clinical trial in Japan, an ongoing phase 2 malignant melanoma clinical trial in Europe with our exclusive marketing partner for Western Europe, Sigma-Tau, two ongoing phase 2 pilot studies in the United States for the treatment of liver cancer, an ongoing HCV pilot clinical trial in Mexico and an ongoing HBV clinical trial in Taiwan. We recently announced plans for a ZADAXIN phase 3 hepatitis C triple therapy clinical trial in Europe. Our other principal drug development candidate is SCV-07, a potentially orally available therapeutic to treat viral and other infectious diseases.

Results of Operations

     Total Revenue

     Product sales were $5,613,000 and $11,027,000 for the three-month and six-month periods ended June 30, 2004, as compared to $16,207,000 and $21,207,000 for the corresponding periods in 2003. All product sales in each period were derived from sales of ZADAXIN. The higher levels of sales in the 2003 periods were related to an unanticipated increase in volume of ZADAXIN product sold in response to the SARS epidemic in China. Product prices have remained stable throughout the 2003 and 2004 periods. Sales to customers in China accounted for approximately 91% and 90% of this revenue for the three-month and six-month periods ended June 30, 2004.

     For the three-month period ended June 30, 2004, sales to one importing agent in China accounted for approximately 91% of our product sales. However, for the six-month period ended June 30, 2004, the same importing agent in China accounted for only 65% of our product sales and another importing agent in China accounted for 25% of our product sales.

     Contract revenue was $1,135,000 and $1,363,000 for the three-month and six-month periods ended June 30, 2004 as compared to $224,000 and $448,000 for each of the corresponding periods in 2003. We recognized $134,000 and $268,000 of contract revenue for the three-month and six-month periods ended June 30, 2004, respectively, and all of the revenue in the corresponding 2003 periods, in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the requirements under our contract with Sigma-Tau. During the three-month period ended June 30, 2004, we also recognized a $1,000,000 milestone payment from Sigma-Tau for the enrollment of 1,000 patients in our phase 3 HCV clinical trials.

     Cost of Product Sales and Gross Margin on Product Sales

     Gross margin on product sales was 79% for the three-month and six-month periods ended June 30, 2004, as compared to 82% for the three-month period ended June 30, 2003 and 81% for the six-month period ended June 30, 2003. The higher levels of gross margin on product sales for the 2003 periods is primarily due to the significantly higher volume of product sales in those periods. We expect cost of product sales, and hence gross margin on product sales, to vary from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

     Research and Development

     Research and development expenses were $5,145,000 and $9,076,000 for the three-month and six-month periods ended June 30, 2004, as compared to $4,308,000 and $8,091,000 for the corresponding periods in 2003. The increase was primarily to support our ZADAXIN phase 3 clinical trials in the United States. The initiation and continuation of our current clinical development programs has had and will continue to have a significant effect on our research and development expenses. We expect an increase in research and development expenses during the third and fourth quarters of 2004 compared to the first half of the current year and the first half of 2003. The expected increase is primarily due to an anticipated increase in expenses relating to our phase 3 HCV clinical trials and other increases in research and development expenses. Due to the uncertain nature of the clinical trial process, it is not possible to determine the total cost expected to be incurred for each trial. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Sales and Marketing

     Sales and marketing expenses were $2,148,000 and $4,591,000 for the three-month and six-month periods ended June 30, 2004, as compared to $3,025,000 and $5,254,000 for the corresponding periods in 2003. The higher levels of sales and marketing expenses in the 2003 periods were associated with higher levels of product sales. We expect sales and marketing expenses to increase in the next several quarters and years as we expand our commercialization and marketing efforts.

     General and Administrative

     General and administrative expenses were $1,156,000 and $2,449,000 for the three-month and six-month periods ended June 30, 2004, as compared to $1,035,000 and $2,047,000 for the corresponding periods in 2003. The increases in the 2004 periods were primarily attributable to greater general and administrative activities associated with increased securities regulation requirements. In the near term, we expect general and administrative expenses to vary from quarter to quarter and to increase particularly due to increased audit costs and other activities related to compliance with additional securities regulation requirements.

     Interest and Investment Income and Expense

     Interest and investment income was approximately $112,000 and $228,000 for the three-month and six-month periods ended June 30, 2004, as compared to $43,000 and $96,000 for the corresponding periods in 2003. The increase was primarily due to higher cash balances earning interest in the 2004 period. Interest and investment expense is primarily related to the $5,600,000 of convertible notes payable outstanding throughout the six-month periods ended June 30, 2004 and 2003.

     Liquidity and Capital Resources

     At June 30, 2004 and December 31, 2003, we had $54,970,000 and $62,975,000, respectively, in cash, cash equivalents and short-term investments including $694,000 of restricted short-term investments. We currently estimate cash, cash equivalents and short-term investments at December 31, 2004 will be lower than the balance at June 30, 2004. The expected decrease in this balance is attributable to an expected net loss and no planned financing activities in 2004. The short-term investments consist primarily of highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by a certificate of deposit. At both June 30, 2004 and December 31, 2003, the letters of credit totaled $694,000 and were comprised of $633,000 under our lease agreement and $61,000 to facilitate our value added tax filings in Europe.

     Net cash used by operating activities amounted to $8,139,000 for the six-month period ended June 30, 2004 as compared to net cash provided by operating activities in the amount of $112,000 in the corresponding period in 2003. The change was primarily due to net income generated in the 2003 period compared to net loss incurred in the 2004 period.

     Net cash provided by financing activities amounted to $160,000 for the six-month period ended June 30, 2004 and was derived from the issuance of common stock under our employee stock purchase plan.

     We intend to give priority use of our financial resources to ZADAXIN clinical programs in the United States. We believe our existing capital resources and funds from product sales are sufficient to complete our current U.S. phase 3 clinical trials and, if the trials are successful and we receive FDA approval, to begin commercialization of ZADAXIN in the United States. We also believe that our current resources are sufficient to permit us to undertake certain additional product development initiatives over the new two years. However, we cannot assure you that such funds will be sufficient, or that sales of ZADAXIN, if approved in the United States, will result in profitable operations. In the event we need to raise additional funds, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products

Contractual Obligations

     For the six-month period ending June 30, 2004, the only significant change in our reported payments due under contractual obligations at December 31, 2003 is an expected total payment of $4,000,000 to our European marketing and development partner, Sigma-Tau, to conduct and complete a hepatitis C clinical trial in Europe.

Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements in the three-month and six-month periods ended June 30, 2004.

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

     Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for ZADAXIN and other drug candidates, particularly in the United States, Europe and Japan. We are also dependent on our ability to increase ZADAXIN sales in existing markets and launch ZADAXIN in new markets. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize ZADAXIN for the treatment of HCV in the United States. We cannot assure you that we will achieve significant levels of sales or that we will receive approval for ZADAXIN for the treatment of HCV in the United States or for the treatment of HCV or other indications in other countries. If we are unable to do so, our business will be harmed.

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

     Obtaining regulatory approval in developing countries is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process often relies on prior approvals obtained in the United States, Europe or Japan. Without such prior approvals, our ability to obtain regulatory approvals for ZADAXIN in these countries may be delayed or prevented. In addition, to secure these regulatory approvals, we will need, among other things, to demonstrate favorable results from additional clinical trials of ZADAXIN. Even if we are able to complete the clinical trials we have sponsored or are planning in a timely or cost-effective manner, these trials may not fulfill the applicable regulatory approval criteria, in which case we will not be able to obtain regulatory approval in these countries. We cannot assure you that we will ultimately obtain regulatory approvals in our targeted countries in a timely and cost-effective manner or at all. If we fail to obtain the required regulatory approvals to develop, market and sell our products in countries where we currently do not have such rights, our revenues will be limited.

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

     To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. We cannot assure you, nor can you rely on our previous clinical trial results to predict, that our ongoing or future clinical trials will yield favorable results. Adverse or inconclusive clinical results would prevent us from filing for regulatory approval of ZADAXIN (thymosin alpha 1) for the indications that we are evaluating, and our current programs in those areas would fail. In the past, Alpha 1 Biomedical, from which we acquired certain rights to thymosin alpha 1, conducted a phase 3 clinical trial of thymosin alpha 1 as a therapy for HBV that did not produce statistically significant results and Alpha 1 Biomedical did not submit a new drug application to the FDA.

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

If we experience higher than anticipated patient drop out rates in our clinical trials, we may not be able to obtain regulatory approval.

     Each of our two current phase 3 HCV clinical trials in the United States have enrolled the planned number of 500 patients, one trial treating patients with no liver damage and the other trial treating patients with mild cirrhosis of the liver. The trials require patient treatment for twelve months and a follow-up observation period for an additional six months. The full enrollment of the second trial has recently been achieved and all patients are scheduled to have completed therapy and observation by the end of 2005. If patient drop out rates during the course of either trial are higher than anticipated, our ability to proceed with our clinical trials and prepare an NDA would be adversely affected.

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

If we lose key personnel or are unable to attract and retain additional, highly skilled personnel required for the expansion of our activities, our business will suffer. Our Chief Executive Officer has recently resigned and the Board of Directors is conducting a search for his replacement.

     We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. Donald Sellers resigned as our Chief Executive Officer on July 14, 2004. While we have established an Office of the President, pursuant to a succession plan previously adopted by the Board of Directors, and believe that the Company will function effectively while we work to identify a new Chief Executive Officer, we may still be affected adversely, particularly if we cannot complete such work in a reasonable time frame There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance on any of our key personnel.

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

     As a result of the containment of the SARS epidemic, we expect sales in future quarters to be more consistent with sales patterns of the third and fourth quarters of 2003 and the first and second quarters of 2004, each of which have significantly lower sales results than those of the second quarter in 2003. We could experience fluctuations in sales in future quarters as a result of similar factors.

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

     Our commercial success depends in part on us not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. We are aware of a third-party patent that may relate to our products and may cover a method of action used by ZADAXIN. We cannot assure you that our mechanism of action does not infringe on their claim. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, U.S. patent applications may be kept confidential for 12 or more months while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, regardless of merit, would require us to devote resources and attention that could have been directed to our operations and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.

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

     We are in the process of qualifying a new supplier for ZADAXIN with regulatory agencies. This process, quality assurance and other steps could cause delays or interruptions of supply. If we do not obtain the required regulatory approvals for a manufacturing change in a timely fashion, especially in China, our sales may be interrupted until the manufacturing change is approved. Although we are increasing inventories to prepare to manage any such occurrences, we may still experience interruptions in supply which could adversely affect our results.

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

     We have experienced significant operating losses since our inception, and as of June 30, 2004, we had an accumulated deficit of approximately $144 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the United States, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

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

     Efforts by governmental and third-party payers to contain or reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could cause us to reduce the prices at which we market our drugs, which will reduce our gross margins and may harm our business.

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

     As of June 30, 2004, stock options to purchase 6,578,290 shares of common stock were outstanding, of which options to purchase 4,372,811 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 904,760 shares of common stock at $7.00 per share and two notes convertible into a total of 684,140 shares of common stock. The note holder has the right to purchase up to $8.3 million of additional convertible notes due on or before March 2006, which, if fully issued, will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

     Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Sales of our common stock by officers and directors and a former officer could affect our stock price.

     Our Board of Directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of July 20, 2004, only one director has adopted such a plan, and other directors or officers may do so in the future. In general our officers and directors have rarely sold stock in the Company, though they have held options or stock for many years. However, the recent resignation of our Chief Executive Officer may affect his personal financial plans and result in both his exercising of stock options and selling of stock which may affect the trading price of our stock. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as result of their personal financial planning. We do not believe the volume of such sales would affect our trading price, however, the market could react negatively to sales by our officers and directors, affecting the trading price of our stock.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

     Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Prior to our reincorporation in Delaware, we had a stockholder rights plan, also commonly known as a “poison pill,” which we terminated in connection with the reincorporation. We currently do not intend to adopt a stockholder rights plan. However, our charter documents do contain certain anti-takeover provisions, including provisions in our certificate of incorporation providing that stockholders may not cumulate votes, stockholders’ meetings may be called by stockholders only if they hold 25% or more of our common stock and provisions in our bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue 10 million shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Legislative actions and potential new accounting pronouncements are likely to impact our future financial position or results of operations.

     Future changes in financial accounting standards, including proposed changes in accounting for stock options, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $237,964 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at June 30, 2004. Actual results may differ materially.

     Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. Our purchases from one of our contract manufacturers, however, are denominated in euros and this exposes us to foreign currency rate fluctuations which have been minimal to date. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Financial Officer and both members of our Office of the President, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Financial Officer and the members of our Office of the President concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on May 26, 2004 to elect seven (7) directors, to ratify Ernst & Young LLP as the Company’s independent auditors, to approve the adoption of the Company’s 2004 Stock Option Plan and to approve the adoption of the Company’s 2004 Outside Directors Stock Option Plan.

     At the Annual Meeting of Stockholders, all of the director nominees were elected by the following number of votes:

		Votes
	For	Withheld
Jere E. Goyan, Ph.D.	32,681,356	2,819,575
Donald R. Sellers	33,787,486	1,713,445
John D. Baxter, M.D.	31,414,232	4,086,699
Edwin C. Cadman, M.D.	32,702,813	2,798,118
Rolf H. Henel	33,929,744	1,571,187
Jon S. Saxe	33,235,726	2,265,205
Dean S. Woodman	33,820,503	1,680,428

     Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 by the following number of votes: 34,332,936 for; 845,190 against; and 322,805 abstaining.

     Stockholders approved the adoption of the Company’s 2004 Stock Option Plan by the following number of votes: 11,883,984 for; 5,332,500 against; 152,136 abstaining; and 18,132,311 broker non-votes.

     Stockholders approved the adoption of the Company’s 2004 Outside Directors Stock Option Plan by the following number of votes: 11,259,693 for; 5,945,095 against; 163,832 abstaining; and 18,132,311 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Registrant’s 2004 Stock Option Plan.

10.2(5)	Registrant’s 2004 Outside Directors Stock Option Plan.

10.3(5)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.4(5)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

31.1(5)	Rule 13a-14(a) Certification of member of the Office of the President.

31.2(5)	Rule 13a-14(a) Certification of Chief Financial Officer and member of the Office of the President.

32.1(5)	Section 1350 Certification of member of the Office of the President.

32.2(5)	Section 1350 Certification of Chief Financial Officer and member of the Office of the President.

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

     We filed one Current Report on Form 8-K during the quarterly period covered by this report. The Current Report was dated April 27, 2004 and was furnished pursuant to Item 7 and Item 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)
Date: August 6, 2004	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
3(i).1(1)	Amended and Restated Certificate of Incorporation

3(ii).1(1)	Bylaws

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch

10.1(5)	Registrant’s 2004 Stock Option Plan

10.2(5)	Registrant’s 2004 Outside Directors Stock Option Plan

10.3(5)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.4(5)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

31.1(5)	Rule 13a-14(a) Certificate of member of the Office of the President.

31.2(5)	Rule 13a-14(a) Certification of Chief Financial Officer and member of the Office of the President

32.1(5)	Section 1350 Certification of member of the Office of the President.

32.2(5)	Section 1350 Certification of Chief Financial Officer and member of the Office of the President

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