Form 10-Q
period 2004-09-30
SCICLONE PHARMACEUTICALS INC
filed 2004-11-08
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to______________________

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

          As of September 30, 2004, 44,662,744 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,791,000	$52,899,000
Restricted short-term investments	695,000	695,000
Other short-term investments	9,500,000	9,381,000
Accounts receivable, net of allowance of $591,000 in 2004 and $638,000 in 2003	10,189,000	10,142,000
Inventories	4,336,000	5,778,000
Prepaid expenses and other current assets	712,000	2,456,000

Total current assets	68,223,000	81,351,000
Property and equipment, net	405,000	325,000
Intangible assets, net	560,000	612,000
Other assets	1,538,000	1,534,000

Total assets	$70,726,000	$83,822,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,469,000	$3,423,000
Accrued compensation and employee benefits	1,716,000	1,440,000
Accrued clinical trials expense	1,000,000	1,889,000
Accrued professional fees	497,000	481,000
Deferred revenue	537,000	537,000
Other accrued expenses	968,000	631,000

Total current liabilities	6,187,000	8,401,000
Deferred revenue	269,000	671,000
Other long-term liabilities	1,044,000	900,000
Convertible notes payable	5,600,000	5,600,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding in 2004 and 2003, respectively	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 44,662,744 and 44,484,144 shares issued and outstanding in 2004 and 2003, respectively	45,000	44,000
Additional paid-in capital	206,555,000	206,320,000
Accumulated other comprehensive income	239,000	176,000
Accumulated deficit	(149,213,000)	(138,290,000)

Total stockholders’ equity	57,626,000	68,250,000

Total liabilities and stockholders’ equity	$70,726,000	$83,822,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Product sales	$5,753,000	$5,421,000	$16,780,000	$26,628,000
Contract revenue	134,000	224,000	1,497,000	672,000

Total revenue	5,887,000	5,645,000	18,277,000	27,300,000
Cost of product sales	1,109,000	935,000	3,429,000	4,882,000

Gross margin	4,778,000	4.710,000	14,848,000	22,418,000
Operating expenses:
Research and development	4,858,000	4,585,000	13,552,000	12,676,000
Sales and marketing	2,317,000	1,892,000	7,290,000	7,146,000
General and administrative	2,573,000	998,000	5,022,000	3,045,000

Total operating expenses	9,748,000	7,475,000	25,864,000	22,867,000

Loss from operations	(4,970,000)	(2,765,000)	(11,016,000)	(449,000)
Interest and investment income	156,000	47,000	384,000	143,000
Interest and investment expense	(90,000)	(90,000)	(271,000)	(271,000)
Other expense, net	(9,000)	(42,000)	(20,000)	(11,000)

Net loss	$(4,913,000)	$(2,850,000)	$(10,923,000)	$(588,000)

Basic and diluted net loss per share	$(0.11)	$(0.07)	$(0.24)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	44,651,084	38,768,350	44,610,958	37,925,757

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities:
Net loss	$(10,923,000)	$(588,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,000	134,000
Changes in operating assets and liabilities:
Accounts receivable	(47,000)	(2,500,000)
Inventories	1,442,000	(725,000)
Prepaid expenses and other assets	1,721,000	(468,000)
Accounts payable and other accrued expenses	(1,617,000)	544,000
Accrued compensation and employee benefits	276,000	(81,000)
Accrued clinical trials expense	(889,000)	(286,000)
Accrued professional fees	16,000	(126,000)
Long-term liabilities	144,000	—
Deferred revenue	(402,000)	(671,000)

Net cash used in operating activities	(10,122,000)	(4,767,000)

Investing activities:
Purchase of property and equipment	(166,000)	(46,000)
Payment on purchase of marketable securities	(56,000)	(11,000)

Net cash used in investing activities	(222,000)	(57,000)

Financing activities:
Proceeds from issuances of common stock, net of financing costs	236,000	49,860,000

Net cash provided by financing activities	236,000	49,860,000

Net (decrease) increase in cash and cash equivalents	(10,108,000)	45,036,000
Cash and cash equivalents, beginning of period	52,899,000	20,233,000

Cash and cash equivalents, end of period	$42,791,000	$65,269,000

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) and has been determined as if the Company had accounted for its stock awards under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three-month and nine-month periods ended September 30, 2004 and the nine-month periods ended September 30, 2003 (no options were granted in the three-month period ended September 30, 2003):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Weighted-average fair value of stock options granted	$2.36	—	$3.26	$4.14
Risk-free interest rate	4.9%	—	2.5%	2.0%
Dividend yield	0.00%	—	0.00%	0.00%
Volatility factor of the expected market price of our common stock	84.00%	—	88.00%	95.00%
Weighted-average expected life of option (years)	4	—	4	4

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

The following table illustrates the Company’s pro forma net income (loss) and net income (loss) per share, had compensation expense for the Company’s option and employee purchase plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, as amended by SFAS 148:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss — as reported	$(4,913,000)	$(2,850,000)	$(10,923,000)	$(588,000)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,659,000)	(844,000)	(3,517,000)	(2,164,000)

Net loss — pro forma	$(6,572,000)	$(3,694,000)	$(14,440,000)	$(2,752,000)

Basic and diluted net loss per share — as reported	$(0.11)	$(0.07)	$(0.24)	$(0.02)

Basic and diluted net loss per share — pro forma	$(0.15)	$(0.10)	$(0.32)	$(0.07)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years due to the different number of options granted each year.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on our available-for-sale securities. For the three-month periods ended September 30, 2004 and 2003, the Company’s total comprehensive loss amounted to $(4,873,000) and $(2,879,000), respectively. For the nine-month periods ended September 30, 2004 and 2003, the Company’s total comprehensive loss amounted to $(10,860,000) and $(529,000), respectively.

4. Available-For-Sale Securities

The following is a summary of available-for-sale securities at September 30, 2004 and December 31, 2003:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value
September 30, 2004:
Certificate of deposit	$804,000	$—	$804,000
U.S. government obligations	27,293,000	—	27,293,000
Short-term municipal securities	9,100,000	—	9,100,000
Corporate equity securities	51,000	240,000	291,000

	$37,248,000	$240,000	$37,488,000

December 31, 2003:
Certificate of deposit	$798,000	$—	$798,000
U.S. government obligations	38,259,000	—	38,259,000
Short-term municipal securities	9,050,000	—	9,050,000
Corporate equity securities	51,000	176,000	227,000

	$48,158,000	$176,000	$48,334,000

As of September 30, 2004, the available-for-sale securities are included as follows: $27,293,000 in cash and cash equivalents; $695,000 in restricted short-term investments and $9,500,000 in other short-term investments. As of December 31, 2003, the available-for-sale securities are included as follows: $38,259,000 in cash and cash equivalents; $695,000 in restricted short-term investments and $9,381,000 in other short-term investments. As of September 30, 2004 and December 31, 2003 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities; however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, they are included as available-for sale securities. Our interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

5. Inventories

     The following is a summary of inventories at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Raw materials	$1,167,000	$1,577,000
Work in progress	423,000	1,955,000
Finished goods	2,747,000	2,246,000

	$4,337,000	$5,778,000

6. Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Prepaid insurance	$26,000	$717,000
Prepaid rent	100,000	100,000
Prepaid clinical trial expense	427,000	1,085,000
VAT receivable	—	208,000
Other prepaid expenses	159,000	346,000

	$712,000	$2,456,000

7. Intangible Assets

The following is a summary of intangible assets at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,896,000)	(1,844,000)

	$560,000	$612,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expenses for the three-month and nine-month periods ended September 30, 2004 and 2003 were both $17,500 and $52,000, respectively. For the years ending December 31, 2004 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company’s policy is to identify and record impairment losses on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There have been no impairment losses recorded to date.

8. Contract Revenue

In January 2002, the Company received $2,685,000 from its European partner, Sigma-Tau, under the terms of its collaborative agreement announced in late December 2001. This receipt has been recorded as deferred revenue and is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau, the substantive performance requirements under the contract. In June 2004, the Company received a $1,000,000 milestone payment from Sigma-Tau for the enrollment of 1,000 patients into the U.S. hepatitis C clinical trials. This milestone payment was recognized as contract revenue in the three-month period ended June 30, 2004 as the substantive milestone event has been completed and there were no future performance obligations associated with the milestone payment.

9. Compensation Expense

A non-recurring expense of $1,108,000 is included in general and administrative expense for the three-month and nine-month periods ended September 30, 2004 in connection with the separation of our former Chief Executive Officer from the Company in July 2004. The expense is recorded in the current quarter because the Company does not expect to receive future benefit from the payment obligations. Future payment obligations related to this expense include $554,000 included in accrued compensation and employee benefits and $544,000 included in other long-term liabilities.

10. Other Accrued Expenses

The following is a summary of other accrued expenses at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Accrued royalties	$419,000	$323,000
Accrued annual reports expense	95,000	120,000
Accrued preclinical trial expense	151,000	—
Accrued interest payable	88,000	52,000
Other	215,000	136,000

Total other accrued expenses	968,000	631,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; the sufficiency of our resources to complete clinical trials and other new product development initiatives; the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; ZADAXIN’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future size of the worldwide hepatitis C virus market; research and development and other expense levels; cash and other asset levels; and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

     SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. We are currently evaluating our lead product, ZADAXIN, in several late stage clinical trials for the treatment of patients with the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and certain types of cancer. Our primary focus is the successful completion of our two ongoing ZADAXIN phase 3 HCV clinical trials in the United States. We believe the worldwide market for HCV therapies was approximately $3 billion in 2003 and could exceed $8 billion in 2012. If approved by the U.S. Food and Drug Administration (FDA), we expect ZADAXIN to complement other HCV therapies and to expand the HCV market. In addition to the HCV trials in the United States, ZADAXIN is also being evaluated in a completed phase 3 HBV clinical trial in Japan, an ongoing, licensee-sponsored phase 2 malignant melanoma clinical trial in Europe with our exclusive marketing partner for Western Europe, Sigma-Tau, two ongoing phase 2 pilot studies in the United States for the treatment of liver cancer, an ongoing HCV pilot clinical trial in Mexico and an ongoing HBV clinical trial in Taiwan. We recently announced plans for a ZADAXIN phase 3 hepatitis C triple therapy clinical trial in Europe, sponsored and primarily funded by Sigma-Tau. Our other principal drug development candidate is SCV-07, a potential therapeutic to treat viral and other infectious diseases.

Results of Operations

     Total Revenue

     Product sales were $5,753,000 and $16,780,000 for the three-month and nine-month periods ended September 30, 2004, as compared to $5,421,000 and $26,628,000 for the corresponding periods in 2003. All product sales in each period were derived from sales of ZADAXIN. The higher level of sales in the 2003 nine-month period was related to an unanticipated increase in volume of ZADAXIN product sold in response to the SARS epidemic in China. Product prices have remained stable throughout the 2003 and 2004 periods. Sales to customers in China accounted for approximately 92% and 91% of this revenue for the three-month and nine-month periods ended September 30, 2004 and 88% and 89% in the corresponding periods in 2003.

     For the three-month period ended September 30, 2004, sales to one importing agent in China accounted for approximately 92% of our product sales. However, for the nine-month period ended September 30, 2004, the same importing agent in China accounted for 32% of our product sales and two other importing agents in China accounted for 59% of our product sales. We expect that the share of our product sales to China will vary among a small number of importing agents from quarter to quarter.

     Contract revenue was $134,000 and $1,497,000 for the three-month and nine-month periods ended September 30, 2004 as compared to $224,000 and $672,000 for each of the corresponding periods in 2003. We recognized $134,000 and $403,000 of contract revenue for the three-month and nine-month periods ended September 30, 2004, respectively, and all of the revenue in the corresponding 2003 periods, in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the requirements under our contract with Sigma-Tau. During the three-month period ended June 30, 2004, we also recognized a $1,000,000 milestone payment from Sigma-Tau for the enrollment of 1,000 patients in our phase 3 HCV clinical trials. Additionally, we recognized $94,000 of contract revenue in the three-month period ended March 31, 2004 in connection with a National Institutes of Health grant.

     Cost of Product Sales and Gross Margin on Product Sales

     Gross margin on product sales was 81% and 80% for the three-month and nine-month periods ended September 30, 2004, as compared to 83% and 82% for each of the corresponding periods in 2003. The decrease in gross margin percentage for the 2004 periods was primarily the result of higher product costs in connection with the transfer to a new toll manufacturer for ZADAXIN and lower product costs in the 2003 periods due to higher volume productions in response to the SARS epidemic in China. We expect cost of product sales, and hence gross margin on product sales, to vary from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

     Research and Development

     Research and development expenses were $4,858,000 and $13,552,000 for the three-month and nine-month periods ended September 30, 2004, as compared to $4,585,000 and $12,676,000 for the corresponding periods in 2003. The increase was primarily to support our ZADAXIN phase 3 clinical trials in the United States. The initiation and continuation of our current clinical development programs has had and will continue to have a significant effect on our research and development expenses. Due to the uncertain nature of the clinical trial process, it is not possible to determine the total cost expected to be incurred for each trial. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

     Sales and Marketing

     Sales and marketing expenses were $2,317,000 and $7,290,000 for the three-month and nine-month periods ended September 30, 2004, as compared to $1,892,000 and $7,146,000 for the corresponding periods in 2003. The increase in sales and marketing expenses were associated with expenses for advertising and conferences associated with the expansion of our markets for ZADAXIN. We expect sales and marketing expenses to vary in the next several quarters and to increase in the next several years if we are successful in our efforts to expand our commercialization and marketing efforts.

     General and Administrative

     General and administrative expenses were $2,573,000 and $5,022,000 for the three-month and nine-month periods ended September 30, 2004, as compared to $998,000 and $3,045,000 for the corresponding periods in 2003. Approximately $1,098,000 of the increase in the 2004 periods is attributable to a non-recurring expense incurred in connection with the separation of our former Chief Executive Officer from the Company in July 2004. The balance of the increase in general and administrative expenses was attributable to greater general and administrative activities associated with increased securities regulation requirements. In the near term, we expect general and administrative expenses to vary from quarter to quarter and to increase particularly due to increased audit costs and other activities related to compliance with additional securities regulation requirements.

     Interest and Investment Income and Expense

     Interest and investment income was approximately $156,000 and $384,000 for the three-month and nine-month periods ended September 30, 2004, as compared to $47,000 and $143,000 for the corresponding periods in 2003. The increase was primarily due to higher cash balances earning interest in the 2004 period. Interest and investment expense is related to the $5,600,000 of convertible notes payable outstanding throughout the nine-month periods ended September 30, 2004 and 2003.

     Liquidity and Capital Resources

     On September 30, 2004 and December 31, 2003, we had $52,986,000 and $62,975,000, respectively, in cash, cash equivalents and short-term investments including $695,000 of restricted short-term investments. We currently estimate cash, cash equivalents and short-term investments at December 31, 2004 will be lower than the balance at September 30, 2004. The expected decrease in this balance is attributable to an expected net loss and no planned financing activities during the remainder of 2004. The short-term investments consist primarily of highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by a certificate of deposit. On both September 30, 2004 and December 31, 2003, the letters of credit totaled $695,000 and were comprised of $633,000 under our lease agreement and $62,000 to facilitate our value added tax filings in Europe.

     Net cash used in operating activities amounted to $10,122,000 for the nine-month period ended September 30, 2004 as compared to net cash used in operating activities in the amount of $4,767,000 in the corresponding period in 2003. The change was primarily due to the higher net loss incurred in the 2004 period compared to the 2003 period.

     Net cash used by us in investing activities amounted to $222,000 for the nine-month period ended September 30, 2004 and related primarily to the purchase of $166,000 in property and equipment.

     Net cash provided by financing activities amounted to $236,000 for the nine-month period ended September 30, 2004 and was derived from the issuance of common stock under our employee stock purchase plan.

     We intend to give priority use of our financial resources to ZADAXIN clinical programs in the United States. We believe our existing capital resources and funds from product sales are sufficient to complete our current U.S. phase 3 clinical trials and, if the trials are successful and we receive FDA approval, to begin commercialization of ZADAXIN in the United States. We also believe that our current resources are sufficient to permit us to undertake certain additional product development initiatives over the next two years. However, we cannot assure you that such funds will be sufficient, or that sales of ZADAXIN, if approved in the United States, will result in profitable operations. In the event we need to raise additional funds, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products.

Contractual Obligations

     There were no material changes in the three-month ended September 30, 2004 to our contractual obligations as disclosed in our Form 10-Q for the quarter ended June 30, 2004.

Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements in the three-month and nine-month periods ended September 30, 2004.

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

The results and documentation of the hepatitis B clinical trials for ZADAXIN in Japan may not be sufficient to obtain Japanese regulatory approval.

     Our phase 3 HBV clinical trial in Japan was designed to demonstrate a clinical benefit measured by an analysis of a combination of safety and efficacy data points. We cannot assure that the results of this study will warrant favorable consideration by the Japanese Ministry of Health and Welfare or result in a marketing registration of ZADAXIN. In addition, the phase 1 and phase 2 clinical trial work for this study was sponsored and conducted by a third party and we do not have all the data and documentation relating to these trials that we believe will be necessary for us to fulfill the Japanese New Drug Application filing requirements. This information has been requested, but if we do not receive the necessary data and documentation, we may not be able to pursue filing the JNDA. If additional studies or other data are required for regulatory consideration, our efforts to market and sell ZADAXIN in Japan will be significantly impaired, the potential for our business in Japan will suffer and the price of our stock may decline.

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

If we lose key personnel or are unable to attract and retain additional, highly skilled personnel required for the expansion of our activities, our business will suffer. Our Board of Directors is conducting a search for a new Chief Executive Officer.

     We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. Following the departure of our Chief Executive Officer on July 14, 2004, we established an Office of the President, and believe that the Company will function effectively while we work to identify a new Chief Executive Officer. However, we may still be affected adversely, particularly if we cannot retain a new Chief Executive Officer in a reasonable time frame. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance on any of our key personnel.

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

     Our sales for the quarter ended June 30, 2003 were significantly greater than sales for any quarter in our history as a result of a previously unanticipated increase in sales of ZADAXIN to hospitals in China. This increase was related to the use of immune system enhancers, including ZADAXIN, in connection with the treatment of severe acute respiratory syndrome, or SARS. In future quarters, sales of ZADAXIN for the treatment of SARS could be affected by changes in treatment in China, changes in the rate of infection and the emergence of evidence as to the effectiveness or ineffectiveness of ZADAXIN or of other potential treatments for SARS.

     As a result of the containment of the SARS epidemic, we expect sales in future quarters to be more consistent with sales patterns of the quarters subsequent to the second quarter of 2003. We could experience fluctuations in sales in future quarters as a result of similar factors.

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

We may not be able to successfully develop or commercialize our products. We may consider strategic alliances with other companies in efforts to broaden our product development pipeline.

     While we have limited sales of ZADAXIN in certain markets, we do not yet have regulatory approval for ZADAXIN for our principal target markets, and, in this respect, ZADAXIN is still being developed. Our other potential products are in earlier stages of development than ZADAXIN. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

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

     We have not yet sold any product other than ZADAXIN and our sales have been primarily in a single country, China. Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the United States, Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will suffer. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to unfavorable outcome on the results of our operations.

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

     We have experienced significant operating losses since our inception, and as of September 30, 2004, we had an accumulated deficit of approximately $149 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the United States, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

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

     We do not currently maintain hazardous materials at our facilities. While we outsource our research and development programs involving the controlled use of biohazardous materials, if in the future we conduct these programs ourselves, we might be required to incur significant cost to comply with environmental laws and regulations. Further, in the event of an accident, we would be liable for any damages that result, and the liability could exceed our resources.

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

     As of September 30, 2004, stock options to purchase 6,653,084 shares of common stock were outstanding, of which options to purchase 4,809,188 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 904,760 shares of common stock at $7.00 per share and two notes convertible into a total of 684,140 shares of common stock. The note holder has the right to purchase up to $8.3 million of additional convertible notes due on or before March 2006, which, if fully issued, will be convertible into 684,140 shares of our common stock. Upon exercise of options or warrants, or conversion of the notes, these issued shares of common stock will be freely tradable.

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

     Our Board of Directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of November 1, 2004, only one director has adopted such a plan, and other directors or officers may do so in the future. In general our officers and directors have rarely sold stock in the Company, though they have held options or stock for many years. However, the separation of our former Chief Executive Officer from the Company in July 2004 may affect his personal financial plans and result in both his exercising of stock options and selling of stock which may affect the trading price of our stock. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price, however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting as of the end of 2004. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, which has and may continue to result in increased expenses and the devotion of significant management resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

New accounting pronouncements are likely to impact our future financial position or results of operations.

     Changes in financial accounting standards, including proposed changes in accounting for stock options, may cause adverse and potentially unexpected, fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future to comply with them.

New legislation may impact our operations and financial position or results of operations.

     Compliance with changing regulations concerning corporate governance and public disclosure has resulted in and may continue to result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $256,916 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at September 30, 2004. Actual results may differ materially.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Registrant’s 2004 Stock Option Plan.

10.2(5)	Registrant’s 2004 Outside Directors Stock Option Plan.

10.3(5)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.4(5)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.5(6)*	Agreement Regarding Consulting, Resignation and General Release of Claims between the Registrant and Donald R. Sellers, dated July 14, 2004.

31.1(6)	Rule 13a-14(a) Certification of member of the Office of the President.

31.2(6)	Rule 13a-14(a) Certification of Chief Financial Officer and member of the Office of the President.

32.1(6)	Section 1350 Certification of member of the Office of the President.

32.2(6)	Section 1350 Certification of Chief Financial Officer and member of the Office of the President.

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 6, 2004.

(6)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: November 8, 2004	/s/ Richard A. Waldron

Richard A. Waldron
Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Registrant’s 2004 Stock Option Plan.

10.2(5)	Registrant’s 2004 Outside Directors Stock Option Plan.

10.3(5)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.4(5)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.5(6)*	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Donald R. Sellers, dated July 14, 2004.

31.1(6)	Rule 13a-14(a) Certificate of member of the Office of the President.

31.2(6)	Rule 13a-14(a) Certification of Chief Financial Officer and member of the Office of the President.

32.1(6)	Section 1350 Certification of member of the Office of the President.

32.2(6)	Section 1350 Certification of Chief Financial Officer and member of the Office of the President.

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 6, 2004.

(6)	Filed herewith.