Form 10-K/A
period 2004-12-31
SCICLONE PHARMACEUTICALS INC
filed 2005-05-02
CIK 880771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004,

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-19825

________________

SciClone Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3116852
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

901 Mariner’s Island Boulevard
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $221,926,033 as of June 30, 2004, based upon the average bid and asked price of the Registrant’s Common Stock on The NASDAQ National Market on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2005, there were 44,696,701 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

As used in this Amendment No. 1 to Annual Report, the terms "we," "us," "our," the "Company" and "SciClone" mean SciClone Pharmaceuticals, Inc. and its subsidiaries (unless the context indicates a different meaning).  SciClone, the SciClone logo and ZADAXIN are registered U.S. trademarks and SCV-07 is a trademark of SciClone Pharmaceuticals, Inc.  All other company names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

EXPLANATORY NOTE

SciClone Pharmaceuticals, Inc. hereby amends Items 10 through 14 of Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to read in their entirety as provided below.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

This section sets forth the ages and backgrounds of the Company’s current directors:

NAME OF NOMINEE	AGE	PRINCIPAL OCCUPATION	DIRECTOR SINCE
Dean S. Woodman.............	76	Chairman, SciClone Pharmaceuticals, Inc.; Founder, Robertson Stephens; Former Managing Director, ING Barings	2000
Jere E. Goyan, Ph.D............	74	Chairman Emeritus, SciClone Pharmaceuticals, Inc.; President Goyan & Hart Associates	1992
John D. Baxter, M.D...........	64	Professor of Medicine, the University of California, San Francisco	1991
Edwin C. Cadman, M.D......	59	Dean, J.A. Burns School of Medicine, University of Hawaii	1991
Richard J. Hawkins.............	56	Chairman, President and Chief Executive Officer, LabNow, Inc.	2004
Rolf H. Henel.......................	67	Partner, Naimark & Associates, Inc.	1997
Jon S. Saxe...........................	68	Former President, Protein Design Labs, Inc.; Former Vice President, Hoffmann-LaRoche, Inc.	2000

Dean S. Woodman was elected Chairman of the Board of Directors in February 2005, and has been a director since August 2000. Mr. Woodman was an investment banker for over four decades. From July 1989 to June 1999, he was a Managing Director of Furman Selz, an investment banking firm acquired in 1999 by ING Barings L.L.C. Mr. Woodman was a Managing Director in the investment banking group of Hambrecht & Quist (now JPMorgan Chase) from October 1984 to March 1988. He was a founding partner of Robertson Colman Stephens & Woodman, an investment banking firm, in 1978, and of Woodman Kirkpatrick & Gilbreath, an investment banking firm, in 1982. Mr. Woodman worked in the investment banking division of Merrill Lynch for 23 years where he spent 16 years as director of West Coast corporate finance until 1978. He is currently a director of MarineMax, Inc.

Jere E. Goyan, Ph.D. is currently Chairman Emeritus, and has been a member of the SciClone Board of Directors since July 1992, serving as Chairman from July 1997 to February 2005.  Dr. Goyan serves as President of Goyan & Hart Associates, a private consulting firm. From May 1993 until December 1998, Dr. Goyan was President, Chief Operating Officer, and a director of Alteon, Inc., a biotechnology company. He also served Alteon as Acting Chief Executive Officer from July 1993 until May 1994 and as Senior Vice President for Research and Development from January 1993 to May 1993. Dr. Goyan was the Commissioner of the United States Food and Drug Administration from October 1979 to January 1981. He was Dean of the School of Pharmacy at the University of California, San Francisco (UCSF) and Professor of Pharmacy and Pharmaceutical Chemistry from 1967 through 1992. He joined the faculty of UCSF in 1963 as an associate professor after serving on the faculty of the University of Michigan, College of Pharmacy from 1956 to 1963. Dr. Goyan also currently serves as a director of Penwest Pharmaceuticals Co. and as a consultant to various companies and corporations.

John D. Baxter, M.D., has been one of our directors and the Chairman of our Scientific Advisory Board since June 1991. Dr. Baxter has been associated with the University of California, San Francisco since 1970. He has been Professor of Medicine since 1979, Chief of the Endocrinology Section, Parnassus Campus from 1980 to 1997, and Director of UCSF’s Metabolic Research Unit from 1981 to 1999. Dr. Baxter was the President of The Endocrine Society from June 2002 to June 2003. Dr. Baxter was a founder and served as a director of California Biotechnology, Inc. (now Scios, Inc., a division of Johnson & Johnson) from 1982 until 1992 and was a founder and Director of Karo Bio A.B., a biotechnology company.  Dr. Baxter is also elected to the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences.

Edwin C. Cadman, M.D., has been one of our directors and a member of our Scientific Advisory Board since November 1991. Since November 1999, Dr. Cadman has been Dean of the John A. Burns School of Medicine at the University of Hawaii. From January 1994 to October 1999, Dr. Cadman was Senior Vice President of Medical Affairs and Chief of Staff at Yale New Haven Hospital, where he was Chief of the Medical Service from 1987 through December 1993. From 1987 to October 1999, Dr. Cadman was Professor of Medicine at Yale University, where he was Chairman of the Department of Medicine from 1987 through December 1993. Prior to these positions, he was Director of the Cancer Research Institute at UCSF.

Richard J. Hawkins has been one of our directors since October 2004. Currently, Mr. Hawkins serves as the Chairman and CEO of LabNow, Inc., a privately-held company he founded in September 2003. LabNow is developing lab-on-a-chip sensor technology to be used in point-of-care diagnostic testing systems, including CD4 and viral load tests in resource scarce environments. From 1992 to 2000, Mr. Hawkins co-founded and served as Chairman of Sensus Drug Development, which developed and received regulatory approval for SOMAVERT®, a growth hormone antagonist approved for the treatment of acromegaly and now marketed by Pfizer in both the United States and Europe. In 1982, Mr. Hawkins founded Pharmaco, a clinical research organization (CRO) that in 1991 was merged with the predecessor of PPD-Pharmaco, becoming the cornerstone of one of the largest CROs in the world today. Mr. Hawkins graduated cum laude with a B.S. in Biology from Ohio University.

Rolf H. Henel has been one of our directors since June 1997. Mr. Henel has been a partner of Naimark & Associates, consultants to the health care industry, since 1994. Mr. Henel is a director and Treasurer of Bergen Community Blood Services, past Chairman of its Foundation, and President of the Northern New Jersey Chapter of the American Association of Individual Investors. From 1978 to 1993, Mr. Henel was with American Cyanamid Company, most recently as President of Cyanamid International, Lederle Division. Mr. Henel was a director and Chief Operating Officer of Immunomedics, Inc. from 1996 to 1997. Mr. Henel holds a M.B.A. from New York University and a B.A. from Yale University. Mr. Henel is also a director of Penwest Pharmaceuticals Co., a pharmaceutical company, and Draxis Health Inc., a pharmaceutical company.

Jon S. Saxe has been one of our directors since August 2000. Mr. Saxe was President of Protein Design Labs, Inc. from 1995 to early-1999, and currently serves as a director of the company. From mid-1993 to 1995, Mr. Saxe was President of Saxe Associates, Inc., consultants to venture capital firms and biotechnology, diagnostic, and pharmaceutical companies. He was President and CEO of Synergen, Inc., a biotechnology company, from 1989 to 1993. Mr. Saxe is former Vice President, Licensing and Corporate Development and Head of Patent Law for Hoffmann-LaRoche Inc., where he worked for close to 30 years (1960-1989). Mr. Saxe received his J.D. from George Washington University School of Law and his LL.M. from New York University School of Law. He serves as a director of other public and private companies, including Durect Corporation, ID Biomedical Corporation, First Horizon Pharmaceutical Corporation, Protein Design Labs, Inc., Insite Vision Inc. and Questcor Pharmaceuticals, Inc.

The Board of Directors has determined that each of the members of the Board is an independent director for purposes of the NASDAQ Marketplace Rules.  There are no family relationships among any of our directors or executive officers.

Audit Committee

The members of the Audit Committee during fiscal 2004 were Dean S. Woodman (chairman), Rolf H. Henel and Jon S. Saxe.  Richard J. Hawkins was appointed to the audit committee in February 2005.  Each of the members of the Audit Committee is independent for purposes of the NASDAQ Marketplace Rules as they apply to audit committee members.  The Board of Directors has determined that Mr. Woodman is an audit committee financial expert, as defined in the rules of the Securities and Exchange Commission.  The functions of the Audit Committee include retaining our independent auditors, reviewing their independence and overseeing their audit work, reviewing and pre-approving the planned scope of our annual audit and the terms of engagement for audit and non-audit services, reviewing the financial reports and other financial information provided to the public, reviewing the adequacy of disclosure controls and internal controls and procedures for financial reporting, reviewing our critical accounting policies, reviewing significant judgments made in the preparation of our financial statements and reviewing and approving any related party transactions.  The Audit Committee held seven meetings during fiscal 2004.

Executive Officers

Information relating to the executive officers of the Company is set forth in Part I of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 15, 2005 under the caption “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the Company’s review of the forms furnished to it and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock were complied with during the fiscal year 2004.

Code of Conduct

The information required by Item 406 of Regulation S-K, including the Code of Conduct, is posted on the Company’s website at www.sciclone.com under corporate governance in the investor relations section.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation of the Chief Executive Officer of the Company through July 14, 2004, the individuals acting in the capacity of Office of the President since July 14, 2004 and the most highly-compensated executive officers of the Company as of December 31, 2004 whose total salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000 for services in all capacities to the Company (collectively, the Named Executive Officers) for each of the past three fiscal years, where applicable.

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(3)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)
Donald R. Sellers*..................	2004	319,547(2)	130,822	27,102(4)	110,000	13,238(5)
President and Chief Executive Officer, SciClone Pharmaceuticals, Inc.;	2003	432,000	216,000	54,204(4)	105,000	17,440(5)
Managing Director, SciClone Pharmaceuticals International Ltd.	2002	432,000	176,000	54,204(4)	100,000	9,866(5)

Alfred R. Rudolph, M.D.*........................	2004	295,146	110,000	18,000(6)	125,000	10,183(7)
Chief Operating Officer and	2003	234,600	93,500	36,000(6)	75,000	9,183(7)
Member, Office of the President	2002	225,600	81,000	36,000(6)	65,000	8,183(7)

Richard A. Waldron*...............................	2004	288,680	100,000	0	130,000	7,880(8)
Chief Financial Officer and	2003	237,600	110,000	0	75,000	8,380(8)
Member, Office of the President	2002	225,600	76,000	0	65,000	6,194(8)

Hans P. Schmid........................................	2004	238,741	90,000	0	55,000	8,874(9)
Managing Director, SciClone Pharmaceuticals International Ltd.	2003	207,600	72,666	0	40,000	7,621(9)

____________

(*)   On July 14, 2004 Donald Sellers resigned as President and CEO of the Company and the Company appointed  Alfred R. Rudolph, M.D., Chief Operating Officer, and Richard A. Waldron, Chief Financial Officer, to fill an office created by the Company, called the Office of the President, to guide the Company and share the duties of the CEO of the Company.  As a result of their expanded role, Dr. Rudolph received an increase to his annual base salary to $335,000, among other incentives, and Mr. Waldron received an increase to his annual base salary to $310,000, among other incentives.  See “EXECUTIVE COMPENSATION AND OTHER MATTERS – Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(1)   Includes amounts deferred under the Company’s 401(k) plan.

(2)   Includes $48,714 in compensation for paid time off (PTO)

(3)   Reflects bonuses earned for performance in the year indicated, although bonuses are generally paid in the year following performance.

(4)   Consists of cost-of-living assistance payments and car allowance payments in 2004, 2003 and 2002.

(5)   Consists of matching contributions under the Company’s 401(k) plan ($8,000 in 2004, $7,000 in 2003, and $6,000 in 2002), life insurance premiums ($2,310 in 2004, $10,440 in 2003, and $3,866 in 2002), laptop computer ($2,328 in 2004), and consulting fee ($600 in 2004).

(6)   Consists of cost-of-living assistance payments.

(7)   Consists of matching contributions under the Company’s 401(k) plan ($8,000 in 2004, $7,000 in 2003 and $6,000 in 2002) and life insurance premiums ($2,183 in 2004, $2,183 in 2003 and $2,183 in 2002).

(8)  Consists of matching contributions under the Company’s 401(k) plan ($6,500 in 2004 , $7,000 in 2003 and $5,500 in 2002) and life insurance premiums ($1,380 in 2004, $1,380 in 2003 and $694 in 2002).

(9)   Consists of matching contributions under the Company’s 401(k) plan ($8,000 in 2004 and $7,000 in 2003) and life insurance premiums ($874 in 2004 and $621 in 2003).

Option Grants in Fiscal 2004

The following table provides the specified information concerning grants of options to purchase the Company’s Common Stock made during the fiscal year ended December 31, 2004 to the Named Executive Officers:

Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise or Base Price Per Share	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(5)
Name	Granted(1)	Fiscal Year(3)	($/Sh)(4)	Date	5%($)	10%($)
Alfred R. Rudolph, M.D........	30,000 45,000 50,000	2.14% 3.21% 3.57%	5.65 5.00 3.68	03/19/2014 06/01/2014 09/10/2014	$ 106,598 $ 141,501 $ 115,717	$ 270,139 $ 358,592 $ 293,249
Richard A Waldron...............	32,000 48,000 50,000	2.28% 3.42% 3.57%	5.65 5.00 3.68	03/19/2014 06/01/2014 09/10/2014	$ 113,704 $ 150,935 $ 115,717	$ 288,149 $ 382,498 $ 293,249
Hans P. Schmid.....................	18,000 27,000 10,000	1.28% 1.93% 0.71%	5.65 5.00 3.77	03/19/2014 06/01/2014 09/15/2014	$ 63,959 $ 84,901 $ 23,709	$ 162,084 $ 215,155 $ 60,084
Donald R. Sellers*.................	44,000(2) 66,000(2)	3.14% 4.71%	5.65 5.00	07/14/2006 07/14/2006	$ 156,343 $ 207,535	$ 396,204 $ 525,935

__________

(*)   On July 14, 2004 Donald Sellers resigned as President and CEO of the Company and the Company appointed Alfred R. Rudolph, M.D., Chief Operating Officer, and Richard A. Waldron, Chief Financial Officer, to fill an office created by the Company, called the Office of the President, to guide the Company and share the duties of the CEO of the Company.  See “EXECUTIVE COMPENSATION AND OTHER MATTERS – Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(1)   The options vest with respect to 25% of the shares one year from the date of grant; thereafter, the remaining shares vest ratably on a monthly basis over three years.  The options become fully exercisable without regard to vesting under certain conditions if the Company is not the surviving corporation in any merger or consolidation. The options have a ten-year term, but are subject to earlier termination in connection with termination of employment. Under the Company’s 1991 Stock Plan, 1992 Stock Plan and 1995 Equity Incentive Plan, the Board retains the discretion to modify the terms, including the price(s) of outstanding options. For additional information, see “EXECUTIVE COMPENSATION AND OTHER MATTERS – Employment Contracts and Termination of Employment and Change-in-Control Arrangements”

(2)   These options vested upon Mr. Sellers’ resignation.  See “EXECUTIVE COMPENSATION AND OTHER MATTERS – Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(3)   Based on a total of 1,402,000 options granted to all employees during fiscal 2004.

(4)   All options were granted at an exercise price equal to the fair market value of the Company’s stock on .March 19, 2004, June 1, 2004, September 10, 2004 and September 15, 2004, respectively.

(5)   The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionee’s continued employment through the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information with respect to stock options held by the Named Executive Officers as of December 31, 2004, and the value of in-the-money stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2004. There were no options exercised by the Named Executive Officers in 2004.

	SHARES ACQUIRED ON EXERCISE(#)	VALUE REALIZED ($)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FISCAL YEAR END		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR END(1)
			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Alfred R. Rudolph, M.D....	0	$ 0	495,625	184,375	$ 280,196	$ 844
Richard A. Waldron..........	0	$ 0	342,813	202,187	$ 3,302	$ 998
Hans P. Schmid................	0	$ 0	126,250	98,750	N/A(3)	N/A(2)
Donald R. Sellers *...........	0	$ 0	1,615,454	0	$ 1,232,626	N/A(3)

__________

(*)   Resigned on July 14, 2004.  See “EXECUTIVE COMPENSATION AND OTHER MATTERS – Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(1)   Based on the $3.70 per share closing price of the Company’s Common Stock as quoted on the NASDAQ National Market on December 31, 2004, less the aggregate exercise price.

(2)  Mr. Schmid did not have any exercisable or unexercisable in-the-money options as of December 31, 2004.

(3)  Mr. Sellers did not have any unexercisable in-the-money options as of December 31, 2004.

No compensation was paid pursuant to a long-term incentive plan, as defined in Item 402(a)(7)(iii) of Regulation S-K, during fiscal 2004 to any Named Executive Officer. The Company does not have any defined benefit or actuarial plan under which benefits are determined primarily by final compensation or average final compensation and years of service with any of the Named Executive Officers.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company entered into an employment agreement with Mr. Sellers in February 1996 for a term of one year.  Since the expiration of the initial term, the employment agreement was regularly amended to extend the term of Mr. Sellers’ employment and to provide for a salary increase.  Effective November 30, 2003, the Company and Mr. Sellers entered into a Fifth Amendment to Employment Agreement extending the employment agreement until November 30, 2004.  Under the Fifth Amendment to Employment Agreement, Mr. Sellers’ base salary for fiscal year 2004 was set at $500,000 with a cash bonus of up to 50% of base salary upon full achievement of specified goals agreed upon by the Company and Mr. Sellers.  In addition, the Amendment provides for continued payment of cost-of-living assistance that Mr. Sellers has received since 1997, fixed at the 1997 rate. The agreement provides that if Mr. Sellers’ employment relationship with the Company is terminated by the Company without cause or as a result of a material diminution of Mr. Sellers’ duties and responsibilities by the Company or as a result of Mr. Sellers’ death or disability, the Company is required to (1) pay Mr. Sellers a severance payment in one lump sum equal to two years of his then-current base salary and cost-of-living assistance, one year of Mr. Sellers’ annual car allowance and a cash incentive as if Mr. Sellers had continued employment through the end of the calendar year, pro-rated for the portion of the year prior to termination, (2) continue Mr. Sellers’ health-related benefits for a period of two years, (3) accelerate the vesting of all of Mr. Sellers’ outstanding stock options so they become fully vested, and (4) extend the exercise period of such options for one year, for stock options granted to Mr. Sellers prior to November 30, 2003, and for two years for stock options granted to Mr. Sellers subsequent to November 30, 2003, but not beyond the original terms of such options.

In July 2004, the Company entered into an Agreement Regarding Consulting, Resignation and General Release of Claims with Donald R. Sellers, former president and Chief Executive Officer of the Company.  Pursuant to the agreement, (a) Mr. Sellers resigned as an employee and director of the Company effective July 14, 2004, (b) the Company paid Mr. Sellers a lump sum of $130,822, representing normal compensation and accumulated PTO through his resignation date, plus a cash bonus equal to a prorata portion of his target bonus for 2004, (c) the Company is obligated to pay Mr. Sellers retainers of $554,204 on both January 5, 2005 and January 5, 2006, and a sum of $2,000 per day or $300 per hour for additional consulting services provided by Mr. Sellers, (d) the Company extended certain health coverage to Mr. Sellers after his resignation date, (e) all of Mr. Sellers’ outstanding stock options became immediately vested, (f) the exercise period for certain of Mr. Sellers’ stock options was acknowledged to be one year from his resignation for options granted prior to November 30, 2003 and two years from resignation for options granted thereafter and (g) the Company and Mr. Sellers entered into a mutual release of claims.

The Company entered into an offer letter regarding Dr. Rudolph’s employment in April 1997.  The offer letter provided for Dr. Rudolph to receive an initial monthly base salary and to be eligible for an annual cash incentive and other benefits that are generally provided to the Company’s executives.  The annual cash incentive was targeted at 40%, and can range from 0% to 150% of Dr. Rudolph’s targeted cash incentive amount depending upon performance in relation to predetermined management objectives.  The Company also agreed to defray $30,000 per year of Dr. Rudolph’s housing expenses from 1997 to 1999, provided Dr. Rudolph is employed by the Company during such three-year period.  The defrayal of housing expenses was increased to $36,000 in 2000 and was extended to December 2004.  On September 10, 2004, in connection with additional services that Dr. Rudolph would provide in the Office of the President, the Company entered into an Employment Agreement with Dr. Rudolph that amended and superceded the offer letter.  The agreement increased Dr. Rudolph’s annual base salary to $335,000, included an additional bonus of $50,000 payable in 2005 under certain conditions, and the grant of an option to purchase 50,000 shares of Common Stock, vesting monthly over 2 years.  The housing allowance was eliminated.  In addition, under the agreement, in the event the Company terminates Dr. Rudolph’s employment without cause, then (i) the Company is required to pay Dr. Rudolph a severance payment at his final base salary rate, in accordance with the Company’s normal payroll policies, for 12 months following such termination (as well as certain bonuses, if not yet paid, and two years of health benefits), and (ii) if terminated before July 14, 2006, then all of Dr. Rudolph’s unvested options will immediately vest, and the exercise period of such options will be extended to eighteen months after termination.

The Company entered into an offer letter regarding Mr. Waldron’s employment in March 2001.  The offer letter provided for Mr. Waldron to receive a monthly base salary of $18,000 and to be eligible for an annual cash incentive and other benefits that are generally provided to the Company’s executives.  The annual cash incentive was targeted at 30%, and can range from 0% to 150% of Mr. Waldron’s targeted cash incentive amount depending upon performance in relation to predetermined management objectives.  On September 10, 2004, in connection with additional services that Mr. Waldron would provide in the Office of the President, the Company entered into an Employment Agreement with Mr. Waldron that amended and superceded the offer letter.  The agreement increased Mr. Waldron’s annual base salary to $310,000, included an additional bonus of $50,000 payable in 2005 under certain conditions, and the grant of an option to purchase 50,000 shares of Common Stock, vesting monthly over 2 years.  In addition, under the agreement, in the event the Company terminates Mr. Waldron’s employment without cause, then (i) the Company is required to pay Mr. Waldron a severance payment at his final base salary rate, in accordance with the Company’s normal payroll policies, for 12 months following such termination (as well as certain bonuses, if not yet paid, and two years of health benefits), and (ii) if terminated before July 14, 2006, then all of Mr. Waldron’s unvested options will immediately vest, and the exercise period of such options will be extended to eighteen months after termination.

The Company entered into an offer letter regarding Mr. Schmid’s employment in May 2001. The offer letter provided for Mr. Schmid to receive an initial monthly base salary and to be eligible for an annual cash incentive and other benefits that are generally provided to the Company’s executives. The annual cash incentive is targeted at 30%, and can range from 0% to 150%, of Mr. Schmid’s targeted cash incentive amount depending upon performance in relation to predetermined management objectives. Mr. Schmid’s actual salary and bonuses are determined pursuant to the Company’s compensation process. In the event the Company terminates Mr. Schmid’s employment without cause, the Company is required to pay Mr. Schmid a severance payment in accordance with the Company’s normal payroll policies equal to one month, up to a maximum of six months, of his then current salary for every two months he is employed by the Company.

In November 1999, the Company entered into a Change in Control Agreement with Dr. Rudolph, the Company’s Chief Operating Officer.  In April 2001, the Company entered into a Change in Control Agreement with Mr. Waldron, the Company’s Chief Financial Officer, and in April 2003, the Company entered into a Change in Control Agreement with Mr. Schmid, the Company’s Managing Director for SciClone Pharmaceuticals International Ltd.  These agreements provide that if the executive officer is involuntarily terminated within one year following a change of control (as defined in such agreement) of the Company, such executive officer will be entitled to severance pay equal to one hundred percent (100%) of his annual base salary as in effect at the term of such termination, and the immediate vesting of all unvested options.  If the executive officer voluntarily resigns or is terminated for cause, the executive officer will not be entitled to any severance payment or acceleration of vesting of his unvested options.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of Edwin C. Cadman, Jere E. Goyan and John D. Baxter. No interlocking relationships exist between any member of the Company’s Compensation Committee and any member of any other company’s board of directors or compensation committee.

Compensation of Directors

Directors who are employees of the Company do not receive any compensation for their services as directors. During fiscal 2004, Directors Baxter, Cadman, Goyan, Henel, Saxe and Woodman, who are not employees of the Company, received an aggregate of $30,000 for their service on the Company’s Board of Directors, plus payment of out-of-pocket expenses relating to their service as Board members. Director Hawkins received a payment $5,000 for his services in fiscal 2004.  In addition, directors received an annual payment of $7,500 for their service on each committee of the Board of Directors, except that the chairman of each committee received an annual payment of $10,000 for his service as committee chairman.  The chairman of the Board received an additional annual payment of $13,000 and Director Henel received an additional payment of $10,000 for his service as chairman of the executive recruiting committee in charge of retaining a new CEO.

In 2005, upon the recommendation of the Compensation Committee, the Company’s Board of Directors approved a number of changes in director compensation.  For fiscal 2005, each of the Company’s non-employee directors will receive an aggregate fee of $30,000 for his service on the Board of Directors, plus payment of out-of-pocket expenses relating to his service as a Board member, and the chairman of the Board will receive an additional annual payment of $13,000.  The chairman emeritus also will receive an additional annual payment of $13,000.  In addition, directors will receive an annual $7,500 payment for their service on each committee of the Board of Directors, except that the chairman of each committee will receive an annual $10,000 payment for his service as committee chairman.  Initial stock option grants to non-employee directors were set at 50,000 shares, and annual stock option grants were set at 30,000 shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2004, the Company maintained five compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants.  These consist of the 1991 Stock Plan, the 1992 Stock Plan, the 1995 Equity Incentive Plan, the Nonemployee Director Stock Option Plan, the 1996 Employee Stock Purchase Plan, the 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Option Plan, which plans have all been approved by the Company’s stockholders.  The Company does not currently maintain any compensation plans that have not been approved by the Company’s stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
1991 Stock Plan.................................................................	1,257,070	$4.6982	—
1992 Stock Plan.................................................................	81,500	$5.3126	—
1995 Equity Incentive Plan.............................................	4,479,543	$4.8650	22,423
1995 Nonemployee Director Stock Option Plan..........	577,500	$6.6239	—
1996 Employee Stock Purchase Plan.............................	0	0	385,086(1)
2004 Stock Option Plan...................................................	81,000	$3.8586	2,419,000
2004 Outside Directors Stock Option Plan...................	230,000	$5.0822	235,000
Total......................................................................................	6,706,613	$4.9859	3,061,509

(1)  1996 Employee Stock Purchase Plan is a voluntary plan open to all employees.  This plan allows employees to elect payroll deductions which are used to purchase SciClone’s common stock directly from the Company.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to beneficial ownership of shares of the Company’s Common Stock as of April 1, 2005 by:

•        all those known by the Company to be beneficial owners of more than 5% of its Common Stock;

•        the Named Executive Officers;

•        each director of the Company; and

•        all directors and executive officers of the Company as a group.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC and information supplied by Mellon Investor Services LLC as of the most recent practicable date. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 44,768,701 shares outstanding on April 1, 2005. Unless otherwise indicated below, the address for the persons and entities listed below is the Company’s address at 901 Mariner’s Island Boulevard, San Mateo, California 94404.

	Shares Beneficially Owned(1)
Name	Number	Percent
Sigma-Tau and Affiliates (2) c/o Sigma-Tau Finance S.A. 13, Boulevard du Prince Henri L-1724, Luxembourg...................................................................................................	5,128,354	11.5%
Barclays Global Investors, N.A. 45 Fremont Street San Francisco, CA 94105...........................................................................................	2,753,802	6.2%
Alfred R. Rudolph, M.D.(3).............................................................................................	844,961	1.8%
Richard A. Waldron (4)....................................................................................................	439,250	*
Hans P. Schmid (5)............................................................................................................	192,237	*
Dean S. Woodman (6)......................................................................................................	125,000	*
Jere E. Goyan, Ph.D.(7).....................................................................................................	142,500	*
John D. Baxter, M.D.(8)....................................................................................................	519,492	1.1%
Edwin C. Cadman, M.D.(9)...............................................................................................	151,000	*
Richard J. Hawkins(10)......................................................................................................	0	*
Rolf H. Henel (11)...............................................................................................................	155,000	*
Jon S. Saxe (12)...................................................................................................................	105,000	*
Donald R. Sellers(13).........................................................................................................	1,657,622	3.6%
All directors and executive officers as a group (10 persons)(14)...............................	4,332,062	9%

__________________

*      Less than 1%.

(1)     Except pursuant to applicable community property laws, the Company believes the persons named in the table have sole voting and investment power with respect to all shares.  [Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.

(2)     Includes 13,645 put options to acquire 1,364,500 shares of stock and 11,530 call options to acquire 1,153,000 shares of stock.

(3)     Includes 545,000 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

(4)       Includes 406,333 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

(5)       Includes 155,958 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

(6)     Includes 105,000 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

(7)     Consists of 142,500 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

(8)     Consists of 369,492 shares held by John D. Baxter and Ethelene D. Baxter as Trustees, FBO The Baxter Family Revocable Trust UDT 11/8/95 and 150,000 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

(9)     Includes 150,000 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

(10)   Mr. Hawkins was granted options to purchase 50,000 shares on October 29, 2004.  Pursuant to the terms of the 2004 Outside Directors Stock Option Plan, these options do not become partially exercisable until October 29, 2005.

(11)   Includes 145,000 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

(12)   Consists of 105,000 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

(13)   On July 14, 2004 Donald Sellers resigned as President and CEO of the Company.  Includes 1,558,954 shares issuable pursuant to options exercisable within 60 days of April 1, 2005, of which 60,000 expire on April 18, 2005.

(14)   Includes 3,463,745 shares issuable pursuant to options exercisable within 60 days of April 1, 2005.

Item 13.  Certain Relationships and Related Transactions

Since January 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000, and in which any director, executive officer or holder of more than 5% of any class of voting securities of the Company and members of such person’s immediate family had or will have a direct or indirect material interest, other than (1) the transactions described in EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS and (2) transactions with Sigma-Tau.

Our European marketing and development partner, Sigma-Tau, held 11.5% of our stock as of April 1, 2005.  Sigma-Tau is conducting trials in Europe for the treatment of HCV and malignant melanoma in Europe and we have various licensing and development obligations to them.  In 2004, we amended our existing agreement with Sigma-Tau to provide for Sigma-Tau to undertake the current HCV trial in Europe in exchange for our agreement to provide approximately $2,500,000 in funding and other assistance for the trial.  Further information on our relationship with Sigma-Tau is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 14.  Principal Accountant Fees and Services

Principal Accountant Fees

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and December 31, 2003 by the Company’s principal accounting firm, Ernst & Young LLP:

	2004	2003
Audit Fees (1)................................................................	$ 761,584	$ 392,250
Audit-Related Fees ......................................................	$ 9,600	$ 0
Tax Fees..........................................................................	$ 0	$ 0
All Other Fees ...............................................................	$ 0	$ 0
Total ...............................................................................	$ 771,184	$ 392,250

(1)    The increase in audit fees in 2004 as compared to 2003 is primarily related to attestation services relating to the report on the Company's internal control as specified in Section 404 of the Sarbanes-Oxley Act.

The Audit Committee’s policy requires the Audit Committee to approve in advance the engagement of the independent auditor and the fees and other terms of any such engagement for all audit services and non-audit services.  Pre-approval is provided for in the Audit Committee’s charter if the Committee establishes policies and procedures therefore and (i) any pre-approval is detailed as to the particular service or category of services and (ii) the independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with such pre-approval.  During fiscal 2004, 1% of Audit-Related Fees of All Other Fees were approved by the Audit Committee after services had been rendered pursuant to the de minimis exception established by the SEC.

 PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(3)  Exhibits.

Exhibit Number	Description
24.1(*)	Powers of Attorney.
31.1(**)	Rule 13a-14(a) Certification of member of the Office of the President.
31.2(**)	Rule 13a-14(a) Certification of Chief Financial Officer and member of the Office of the President.

_______

*              Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

**           Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                        SCICLONE PHARMACEUTICALS, INC.

                                                                                                                        By:              /s/ RICHARD A. WALDRON

                                                                                                                                                                   Chief Financial Officer

                                                                                                                                                (Principal Financial & Accounting Officer)

Date:  May 2, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
24.1(*)	Powers of Attorney.
31.1(**)	Rule 13a-14(a) Certification of member of the Office of the President.
31.2(**)	Rule 13a-14(a) Certification of Chief Financial Officer and member of the Office of the President.

_______

*              Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

**           Filed herewith.