Form 10-Q
period 2005-03-31
SCICLONE PHARMACEUTICALS INC
filed 2005-05-09
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    : 0-19825

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES    ☒        NO    ☐

      As of March 31, 2005, 44,763,701 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

SciClone Pharmaceuticals, Inc.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,    December 31,
                                                                                           2005           2004
                                                                                       -------------  -------------
                                                                                        (unaudited)
                                       ASSETS
Current assets:
     Cash and cash equivalents....................................................... $  36,911,000  $  41,204,000
     Restricted short-term investments...............................................       697,000        700,000
     Other short-term investments....................................................     9,445,000      9,395,000
     Accounts receivable, net of allowance of $466,000 in 2005 and $452,000 in 2004..    11,776,000     10,279,000
     Inventories.....................................................................     3,394,000      4,179,000
     Prepaid expenses and other current assets.......................................     1,054,000      1,478,000
                                                                                       -------------  -------------
Total current assets.................................................................    63,277,000     67,235,000
Property and equipment, net..........................................................       387,000        398,000
Intangible assets, net...............................................................       525,000        542,000
Other assets.........................................................................     1,527,000      1,534,000
                                                                                       -------------  -------------
Total assets......................................................................... $  65,716,000  $  69,709,000
                                                                                       =============  =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................ $     985,000  $   1,733,000
     Accrued compensation and employee benefits......................................     1,242,000      2,177,000
     Accrued professional fees.......................................................       637,000        452,000
     Other accrued expenses..........................................................     1,374,000      1,409,000
     Accrued clinical trials expense.................................................     1,113,000      1,500,000
     Deferred revenue................................................................       537,000        537,000
     Convertible notes payable.......................................................     5,600,000      4,000,000
                                                                                       -------------  -------------
Total current liabilities............................................................    11,488,000     11,808,000
Deferred revenue.....................................................................            --        134,000
Other long-term liabilities..........................................................       500,000      1,044,000
Convertible note payable.............................................................            --      1,600,000
Commitments and contingencies
Stockholders' equity:
     Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares
         outstanding.................................................................            --             --
     Common stock; $0.001 par value; 75,000,000 shares authorized; 44,763,701 and
         44,677,845 shares issued and outstanding in 2005 and 2004, respectively.....        45,000         45,000
Additional paid-in capital...........................................................   206,712,000    206,608,000
Accumulated other comprehensive income...............................................        33,000         38,000
Accumulated deficit..................................................................  (153,062,000)  (151,568,000)
                                                                                       -------------  -------------
Total stockholders' equity...........................................................    53,728,000     55,123,000
                                                                                       -------------  -------------
Total liabilities and stockholders' equity........................................... $  65,716,000  $  69,709,000
                                                                                       =============  =============

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                  ------------------------
                                                                                     2005         2004
                                                                                  -----------  -----------
Product sales................................................................... $ 6,661,000  $ 5,414,000
Contract revenue................................................................     134,000      228,000
                                                                                  -----------  -----------
         Total revenues.........................................................   6,795,000    5,642,000
Cost of product sales...........................................................     997,000    1,142,000
                                                                                  -----------  -----------
Gross margin....................................................................   5,798,000    4,500,000
                                                                                  -----------  -----------
Operating expenses:
    Research and development....................................................   3,481,000    3,931,000
    Sales and marketing.........................................................   2,328,000    2,443,000
    General and administrative..................................................   1,620,000    1,293,000
                                                                                  -----------  -----------
         Total operating expenses...............................................   7,429,000    7,667,000
                                                                                  -----------  -----------
Loss from operations............................................................  (1,631,000)  (3,167,000)
Interest and investment income..................................................     233,000      116,000
Interest expense................................................................     (90,000)     (90,000)
Other income (expense), net.....................................................      (6,000)       8,000
                                                                                  -----------  -----------
Net loss........................................................................ $(1,494,000) $(3,133,000)
                                                                                  ===========  ===========

Basic and diluted net loss per share............................................ $     (0.03) $     (0.07)
                                                                                  ===========  ===========

Weighted average shares used in computing basic and diluted net loss per share..  44,699,777   44,569,087
                                                                                  ===========  ===========

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                      --------------------------
                                                                                          2005          2004
                                                                                      ------------  ------------
Operating activities:
Net loss............................................................................ $ (1,494,000)   (3,133,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................       55,000        50,000
    Changes in operating assets and liabilities:
        Accounts receivable.........................................................   (1,497,000)     (244,000)
        Inventories.................................................................      785,000       156,000
        Prepaid expenses and other assets...........................................      424,000       441,000
        Accounts payable and other accrued expenses.................................     (783,000)   (1,546,000)
        Accrued compensation and employee benefits..................................     (935,000)     (697,000)
        Accrued clinical trials expense.............................................     (387,000)      598,000
        Accrued professional fees...................................................      185,000      (320,000)
        Long-term liabilities.......................................................     (544,000)           --
        Deferred revenue............................................................     (134,000)     (134,000)
                                                                                      ------------  ------------
Net cash used in operating activities...............................................   (4,325,000)   (4,829,000)
                                                                                      ------------  ------------
Investing activities:
    Purchases of property and equipment.............................................      (20,000)      (19,000)
    Purchases of marketable securities..............................................      (52,000)           --
                                                                                      ------------  ------------
Net cash used in investing activities...............................................      (72,000)      (19,000)
                                                                                      ------------  ------------
Financing activities:
    Proceeds from issuances of common stock, net of financing costs.................      104,000        70,000
                                                                                      ------------  ------------
Net cash provided by financing activities...........................................      104,000        70,000
                                                                                      ------------  ------------
Net decrease in cash and cash equivalents...........................................   (4,293,000)   (4,778,000)
Cash and cash equivalents, beginning of period......................................   41,204,000    52,899,000
                                                                                      ------------  ------------
Cash and cash equivalents, end of period............................................ $ 36,911,000    48,121,000
                                                                                      ============  ============

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

  Basis of Presentation

  SciClone was reincorporated in the State of Delaware on July 18, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2004 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2004 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company has made a classification change within the short-term liabilities in the consolidated balance sheet as of December 31, 2004 to conform to the current period presentation.

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

  The total number of shares excluded from the calculations of diluted net loss per share for outstanding convertible notes were 1,368,280 for the three-month periods ended March 31, 2005 and 2004, respectively.  The total number of shares excluded from the calculation of diluted net loss per share for stock options was 7,371,638 for the three-month period ended March 31, 2004 and 5,894,021 for the corresponding period in 2004. The total number of shares excluded from the calculations of diluted net loss per share for outstanding warrants was none for the three-month period ended March 31, 2005 and 904,760 for the corresponding period in 2004.

  Accounting For Stock-Based Compensation

  The Company accounts for its stock option and employee stock purchase plans under the provisions of Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations. Accordingly, the Company does not recognize compensation expense in accounting for its employee stock purchase plans and its stock option plans for awards to employees and directors granted with exercise prices at fair market value.

  Pro forma information regarding net loss per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure" (collectively "SFAS 123") and has been determined as if the Company had accounted for its stock awards under the fair value method of the Statements. The fair value of the awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three-month periods ended March 31, 2005 and the corresponding period in 2004:

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ------------------------
                                                                        2005         2004
                                                                     -----------  -----------
Weighted-average fair value of stock options granted............... $      1.94  $      3.74
Risk-free interest rate............................................         3.5%         2.2%
Dividend yield.....................................................        0.00%        0.00%
Volatility factor of the expected market price of our common stock.       75.00%       93.00%
Weighted-average expected life of option (years)...................           4            4

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock awards have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options and employee stock purchase plan stock purchases.

  The following table illustrates the Company's pro forma net loss and net loss per share, had compensation expense for the Company's option and employee purchase plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, as amended by SFAS 148:

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ------------------------
                                                                        2005         2004
                                                                     -----------  -----------
Net loss - as reported............................................. $(1,494,000) $(3,133,000)
Total stock-based employee compensation expense determined
     under the fair value based method for all awards..............    (677,000)    (836,000)
                                                                     -----------  -----------
Net loss - pro forma............................................... $(2,171,000) $(3,969,000)
                                                                     ===========  ===========

Basic and diluted net loss per share - as reported................. $     (0.03) $     (0.07)
                                                                     ===========  ===========

Basic and diluted net loss per share - pro forma................... $     (0.05) $     (0.09)
                                                                     ===========  ===========

  The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years due to the different number of options granted each year.

  Recent Accounting Pronouncement

  In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which revises SFAS 123, and supersedes APB 25, and its related implementation guidance.  Generally the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.  The amount of compensation cost will be measured based on the grant-date fair value of the instruments issued.  Compensation cost will be recognized over the period that an employee or director provides service in exchange for the award.  We expect to adopt SFAS 123R on January 1, 2006.

  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees and directors using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options and employee stock purchase plans. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall cash position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R using the Black-Scholes option pricing model in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in the Accounting for Stock-Based Compensation section.

  Comprehensive Loss

  Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on our available-for-sale securities. For the three-month periods ended March 31, 2005 and 2004, the Company's total comprehensive loss amounted to $(1,499,000) and $(3,077,000), respectively.

  Available-For-Sale Securities

  The following is a summary of available-for-sale securities at March 31, 2005 and December 31, 2004:

                                                   Available-For Sale Securities
                                               ----------------------------------------
                                                                Gross       Estimated
                                                Amortized     Unrealized       Fair
                                                   Cost         Gains         Value
                                               ------------  ------------  ------------
March 31, 2005:
  Certificates of deposit.................... $    808,000  $         --  $    808,000
  U.S. government obligations................   17,956,000            --    17,956,000
  Short-term municipal securities............    9,250,000            --     9,250,000
  Corporate equity securities ...............       51,000        34,000        85,000
                                               ------------  ------------  ------------
                                              $ 28,065,000  $     34,000  $ 28,099,000
                                               ============  ============  ============

December 31, 2004:
  Certificates of deposit.................... $    805,000  $         --  $    805,000
  U.S. government obligations................   22,843,000            --    22,843,000
  Short-term municipal securities............    9,200,000            --     9,200,000
  Corporate equity securities ...............       51,000        38,000        89,000
                                               ------------  ------------  ------------
                                              $ 32,899,000  $     38,000  $ 32,937,000
                                               ============  ============  ============

  As of March 31, 2005, the available-for-sale securities are included as follows: $17,956,000 in cash and cash equivalents; $697,000 in restricted short-term investments and $9,445,000 in other short-term investments. As of December 31, 2004, the available-for-sale securities are included as follows: $22,843,000 in cash and cash equivalents; $700,000 in restricted short-term investments and $9,395,000 in other short-term investments. As of March 31, 2005 and December 31, 2004 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities; however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, they are included as available-for sale securities. The Company's interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

  Inventories

  The following is a summary of inventories at March 31, 2005 and December 31, 2004:

                                                March 31,    December 31,
                                                   2005          2004
                                               ------------  ------------
Raw materials................................ $  1,513,000  $  1,517,000
Work in progress.............................      878,000       276,000
Finished goods...............................    1,003,000     2,386,000
                                               ------------  ------------
                                              $  3,394,000  $  4,179,000
                                               ============  ============

  Prepaid Expenses and Other Current Assets

  The following is a summary of prepaid expenses and other current assets at March 31, 2005 and December 31, 2004:

                                                March 31,    December 31,
                                                   2005          2004
                                               ------------  ------------
Prepaid insurance............................ $    449,000  $    694,000
Prepaid rent.................................      102,000       102,000
Prepaid clinical trial expense...............       56,000       247,000
VAT receivable...............................      212,000       142,000
Other prepaid expenses.......................      235,000       293,000
                                               ------------  ------------
                                              $  1,054,000  $  1,478,000
                                               ============  ============

  Intangible Assets

  The following is a summary of intangible assets at March 31, 2005 and December 31, 2004:

                                                March 31,    December 31,
                                                   2005          2004
                                               ------------  ------------
Intangible product rights.................... $  2,456,000  $  2,456,000
Accumulated amortization.....................   (1,931,000)   (1,914,000)
                                               ------------  ------------
                                              $    525,000  $    542,000
                                               ============  ============

  Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expenses for each of the three-month periods ended March 31, 2005 and 2004 was $17,500. For the years ending December 31, 2005 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company's actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company's policy is to identify and record impairment losses on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There have been no impairment losses recorded to date.

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

  Other Accrued Expenses

  The following is a summary of other accrued expenses at March 31, 2005 and December 31, 2004:

                                                March 31,    December 31,
                                                   2005          2004
                                               ------------  ------------
Accrued royalties............................ $    400,000  $    420,000
Accrued annual reports/website expenses......       47,000        81,000
Accrued pre-clinical trial expenses..........       46,000       133,000
Accrued interest payable.....................       88,000        52,000
Accrued sales and marketing expenses...........    500,000       492,000
Other........................................      293,000       231,000
                                               ------------  ------------
                                              $  1,374,000  $  1,409,000
                                               ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management's beliefs and certain assumptions made by us. Words such as "anticipate," "expect," "intend," "plan," "believe" or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; the sufficiency of our resources to complete clinical trials and other new product development initiatives; the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; ZADAXIN's ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future size of the worldwide hepatitis C virus market; research and development and other expense levels; cash and other asset levels; and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption "Risk Factors" in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. We and our partner, Sigma Tau are currently evaluating our lead product, ZADAXIN, in several late stage clinical trials for the treatment of patients with the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and certain types of cancer. Our primary focus is the successful completion of our two ongoing ZADAXIN phase 3 HCV clinical trials in the United States. We believe the worldwide market for HCV therapies was approximately $3 billion in 2004 and could exceed $8 billion in 2012. If approved by the U.S. Food and Drug Administration (FDA), we expect ZADAXIN to complement other HCV therapies and to expand the HCV market. In addition to the HCV trials in the United States, our European marketing and development partner, Sigma-Tau, is conducting an HCV phase 3 trial in Europe evaluating ZADAXIN as part of a triple therapy combination. ZADAXIN is also being evaluated in an ongoing, licensee- sponsored phase 2 malignant melanoma clinical trial in Europe with Sigma-Tau, ongoing phase 2 proof-of-concept studies in the United States for the treatment of liver cancer, and an ongoing HBV clinical trial in Taiwan. Our other proprietary drug development candidate is SCV-07, which is currently in pre- clinical studies as a potential therapeutic to treat viral and other infectious diseases. We expect to file an Investigational New Drug (IND) application for SCV-07 in the first half of 2005.

Results of Operations

Total Revenues

Product sales were $6,661,000 for the three-month period ended March 31, 2005, as compared to $5,414,000 for the corresponding period in 2004. All product sales in each period were derived from sales of ZADAXIN. The increase was attributable to a higher volume of product sold as prices have remained stable between the 2004 and 2005 periods. Sales to customers in China accounted for approximately 91% and 88% of product sales for the three-month periods ended March 31, 2005 and 2004, respectively.

For the three-month period ended March 31, 2005, sales to two importing agents in China accounted for approximately 74% and 17% of our product sales, respectively. For the three-month period ended March 31, 2004, sales to two importing agents in China accounted for 50% and 38% of our product sales, respectively. The single largest customer in each of these two periods was not the same importing agent, but the second largest customer was the same importing agent for each of these periods. We expect that the share of our product sales to China will vary among a small number of importing agents from quarter to quarter.

Contract revenue was $134,000 and $228,000 for the three- month periods ended March 31, 2005 and 2004, respectively. We recognized $134,000 of contract revenue for each of the three-month periods ended March 31, 2005 and 2004, respectively, in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the requirements under our contract with Sigma-Tau. During the three-month period ended March 31, 2004, we also recognized $94,000 of contract revenue in connection with a National Institutes of Health grant.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 85% for the three- month period ended March 31, 2005, as compared to 80% for the corresponding period in 2004. The prices of ZADAXIN sales were similar in the comparable periods, and the increase in gross margin percentage was primarily the result of lower product costs for product sold in the 2005 period. Much of this product had been produced by our former contract manufacturer in relatively higher volume production runs resulting in a relatively lower level of fixed cost absorption per unit. In addition, the cost of $219,000 of the product sold in the 2005 period had been previously written off in 2004 as a result of management's concerns at that time of its salability because this inventory was approaching its minimum shelf life accepted by our customers. We expect such factors to have a diminished effect on the three-month period ended June 30, 2005 and no effect in the subsequent quarters. The average unit cost of products sold in subsequent quarters in 2005 is expected to be higher than that for the period ended March 31, 2005. We expect cost of product sales, and hence gross margin on product sales, to vary from period to period, depending upon the sales levels and prices of ZADAXIN, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and Development

Research and development expenses were $3,481,000 for the three-month period ended March 31, 2005, as compared to $3,931,000 for the corresponding period in 2004. The decrease was primarily related to the U.S. phase 3 hepatitis C clinical trials, which are nearing completion by the end of 2005. The initiation and continuation of our current clinical development programs has had and will continue to have a significant effect on our research and development expenses. Due to the uncertain nature of the clinical trial process, it is not possible to determine the total cost expected to be incurred for each trial. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $2,328,000 for the three-month period ended March 31, 2005, as compared to $2,443,000 for the corresponding period in 2004. The decrease in sales and marketing expenses was due to lower promotional and advertising expenses. We expect sales and marketing expenses to vary in the next several quarters and to increase in the next several years if we are successful in our efforts to expand our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $1,620,000 for the three-month period ended March 31, 2005, as compared to $1,293,000 for the corresponding period in 2004. The increase in general and administrative expenses was primarily attributable to increased legal expense and higher expenses incurred with Sarbanes Oxley compliance efforts. In the near term, we expect general and administrative expenses to vary from quarter to quarter as we increase our general and administrative activities to support increased securities regulation requirements and legal and regulatory activities.

Interest and Investment Income and Expense

Interest and investment income was approximately $233,000 for the three-month period ended March 31, 2005, as compared to $116,000 for the corresponding period in 2004. The increase was primarily due to cash balances earning higher interest rates in the 2005 period. Interest expense is related to the $5,600,000 of convertible notes payable outstanding throughout the three- month periods ended March 31, 2005 and 2004 and was $90,000 in each period.

Liquidity and Capital Resources

On March 31, 2005 and December 31, 2004, we had $47,053,000 and $51,299,000, respectively, in cash, cash equivalents and short- term investments including $697,000 and $700,000, respectively, of restricted short-term investments. We currently estimate cash, cash equivalents and short- term investments at December 31, 2005 will be lower than the balance at March 31, 2005. The expected decrease in this balance is attributable to further expected net losses and the assumption that the outstanding $4 million convertible note due December 2005 will be repaid rather than converted. The short-term investments consist primarily of highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by a certificate of deposit. On March 31, 2005, the letters of credit totaled $697,000 and were comprised of $633,000 under our lease agreement and $64,000 to facilitate our value added tax filings in Europe. For the December 31, 2004 period, the letters of credit totaled $700,000 and were comprised of $633,000 under our lease agreement and $67,000 to facilitate our value added tax filings in Europe.

Net cash used in operating activities amounted to $4,325,000 for the three-month period ended March 31, 2005 as compared to net cash used in operating activities in the amount of $4,829,000 in the corresponding period in 2004. The change in the 2005 period was primarily due to a lower net loss incurred partially offset by an increase in accounts receivable.

Net cash used by us in investing activities amounted to $72,000 for the three-month period ended March 31, 2005, as compared to net cash used by u in investing activities in the amount of $19,000 for the corresponding period in 2004. The change in the 2005 period was primarily due to payments on the purchase of marketable securities.

Net cash provided by financing activities amounted to $104,000 for the three-month period ended March 31, 2005 and consisted of approximately $69,000 related to exercises of outstanding options under our employee stock option plans and approximately $35,000 from the issuance of common stock under our employee stock purchase plan. For the three-month period ended March 31, 2004, net cash provided by financing activities amounted to $70,000, all of which were generated from the issuance of common stock under our employee stock purchase plan.

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

Contractual Obligations

There were no material changes in the three-month period ended March 31, 2005 to our contractual obligations as disclosed in our Form 10- K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three-month period ended March 31, 2005.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R").  SFAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.  The amount of compensation cost will be measured based on the grant-date fair value of the instruments issued.  Compensation cost will be recognized over the period that an employee or director provides service in exchange for the award.  We expect to adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees and directors using Accounting Principles Board Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options and employee stock purchase plans. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R using the Black-Scholes option pricing model in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in the Accounting for Stock-Based Compensation section of Note 2 of our condensed consolidated financial statements.

Risk Factors

You should carefully consider the risks described below, in addition to the other information in this report on Form 10-Q and our report on Form 10-K for the year ended December 31, 2004, before making an investment decision. Each of these risk factors could adversely affect our business, financial condition, and operating results as well as adversely affect the value of an investment in our common stock.

If we are unable to commercialize ZADAXIN in various markets for multiple indications, particularly in the United States for the treatment of HCV, our business will be harmed.

Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for ZADAXIN and other drug candidates, particularly in the United States, Europe and Japan We are also dependent on our ability to increase ZADAXIN sales in existing markets and launch ZADAXIN in new markets. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize ZADAXIN for the treatment of HCV in the United States. We cannot assure you that we will achieve significant levels of sales or that we will receive approval for ZADAXIN for the treatment of HCV in the United States or for the treatment of HCV or other indications in other countries. If we are unable to do so, our business will be harmed.

If we do not obtain regulatory approval for ZADAXIN for the intended indications that we are evaluating, our revenues will be limited and we will not become profitable.

Our ability to execute on our business strategy requires that we obtain regulatory approval for the use of ZADAXIN, particularly for the treatment of HCV in the United States and both HCV and malignant melanoma in Europe. If our current phase 3 trials in the United States and current and future trials in Europe yield favorable results, we intend to submit applications for marketing approval of ZADAXIN for the treatment of HCV in the United States and through our partner, Sigma-Tau, for the treatment of HCV and malignant melanoma in Europe. The regulatory approval processes in the United States and Europe are demanding and typically require 12 months or more in the United States and 18 months or more in Europe from the date of submission of a New Drug Application (NDA). We have committed significant resources, including capital and time, to develop ZADAXIN, particularly for HCV in the United States, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any substantial increase in our revenue from ZADAXIN and our ZADAXIN sales in other jurisdictions could decline.

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

Obtaining regulatory approval in developing countries also is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process often relies on prior approvals obtained in the United States or in Europe. Without such prior approvals, our ability to obtain regulatory approvals for ZADAXIN in these countries may be delayed or prevented. In addition, to secure these regulatory approvals, we will need, among other things, to demonstrate favorable results from additional clinical trials of ZADAXIN. Even if we are able to complete the clinical trials we have sponsored or are planning in a timely or cost-effective manner, these trials may not fulfill the applicable regulatory approval criteria, in which case we will not be able to obtain regulatory approval in these countries, and we have experienced difficulties in preparing for regulatory approval in Japan. We cannot assure you that we will ultimately obtain regulatory approvals in our targeted countries in a timely and cost- effective manner or at all. If we fail to obtain the required regulatory approvals to develop, market and sell our products in countries where we currently do not have such rights, our revenues will be limited.

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

Our two phase 3 HCV clinical trials in the United States have been designed to show that the combination of ZADAXIN and pegylated interferon alpha adds a significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responders. We cannot assure you that the results of this combination therapy will be favorable, or that the independent use of pegylated interferon alpha will not perform better than anticipated, either of which could reduce the chances that an NDA will be approved or that we will submit an NDA based on such results. If the combination therapy of ZADAXIN and pegylated interferon alpha causes significant adverse side effects beyond those caused by pegylated interferon alpha alone, our clinical trials could be delayed, we may be forced to halt the trials or the FDA may reject an NDA due to safety issues. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in the United States will be significantly impaired, our business will suffer and the price of our stock may decline.

The results and documentation of the hepatitis B clinical trials for ZADAXIN in Japan may not be sufficient to obtain Japanese regulatory approval.

Despite the favorable data from our phase 3 hepatitis B clinical trial in Japan, we have identified problems in meeting the requirements for filing a Japanese New Drug Application (JNDA) for ZADAXIN. A JNDA filing requires complete documentation from all phases of the clinical trials. The phase 1 and phase 2 clinical trials, and part of the phase 3 clinical trials, were conducted and sponsored by Schering Plough KK (SPKK), a pharmaceutical company in Japan, under a development agreement with SciClone. After soliciting from SPKK the data and documentation necessary to proceed with the JNDA filing in Japan, and after receiving some additional documentation, we have determined that certain information and documentation from earlier stages of the development process has still not been delivered. Furthermore, we are concerned that some of the necessary documentation may not be available at all, and that certain important administrative procedures may not have been observed during the clinical trial process. If the necessary documentation cannot be obtained or reproduced, or if important administrative procedures were not complied with, it is unlikely that we will be able to proceed with the JNDA. We are reviewing our legal rights and remedies with respect to third parties. We continue to seek a resolution of this matter with SPKK.

Higher than anticipated patient drop out rates in our clinical trials could make it more difficult to obtain regulatory approval.

Each of our two current phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, one trial treating patients with no liver damage and the other trial treating patients with mild cirrhosis of the liver. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts were expected, but have been higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a "failure to respond" in results of the clinical trial. We do not expect that dropouts will prevent us from completing our trials. However, in general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers our chances of proving statistical significance which could adversely effect our preparation of an NDA.

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

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. Following the departure of our Chief Executive Officer on July 14, 2004, we established an Office of the President, and believe that the Company will continue to function effectively under the Office of the President until our new President and Chief Executive Officer, Dr. Ira Lawrence, begins his service to the Company, which is scheduled to occur on June 1, 2005. However, we may still be affected adversely, particularly if there is any unforeseen delay in the start of Dr. Lawrence's service and by changes in our key management personnel. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain "key person" life insurance on any of our key personnel.

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our financial condition will be harmed.

Our product revenue in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. Substantially all of our ZADAXIN sales are to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. In China, ZADAXIN is approved only for the treatment of HBV. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies have introduced lower priced locally manufactured generic thymosin which is a competitive product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business.

Our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including difficulties and delays in obtaining registrations, permits, pricing approvals and reimbursement and unexpected changes in regulatory requirements. We are also subject to the laws and regulations of other countries regarding the marketing, sale and distribution of our products in those countries where approvals have been obtained. We experience other issues with managing foreign sales operations including long payment cycles, difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, complying with reimbursement rules or compliance with other laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, our results could be adversely affected.

We do not have product sales in the United States, Europe or Japan with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East, and sales outside of China have not been substantial to date. In addition, some countries in these regions, including China, regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline.

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

Pharmaceutical products are either not patentable or have only recently become patentable in some of the countries in which we market or may market ZADAXIN. We do not have patent protection for ZADAXIN in China, our largest market. Other companies market generic thymosin alpha 1 in China, sometimes in violation of our trademark or other rights which we defend by informing physicians and hospitals of the practice as well as through the limited legal recourse. Past enforcement of intellectual property rights in many of these countries, including China in particular, has been limited or non- existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

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

We may need to initiate litigation, which could be time- consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others' rights. If litigation results, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor's rights. If any of our competitors have filed patent applications in the United States which claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology. These actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. We have been in the process of registering a new manufacturer of ZADAXIN and if we encounter problems with this process of validation, our sales or our clinical trials could be adversely affected. If sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to assemble a timely and acceptable NDA. Roche is our exclusive supplier of pegylated interferon alpha for our current U.S. phase 3 HCV clinical trials and we have received all the pegylated interferon to be used in these clinical trials. However, any recall of pegylated interferon alpha could delay the clinical trials or detract from the integrity of the trial data, in which case, our ability to complete the clinical trials in the United States and to market and sell ZADAXIN worldwide will be delayed or impaired, our business will suffer and the price of our stock may decline.

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

We are in the process of registering a new supplier for ZADAXIN with regulatory agencies. This process, quality assurance and other steps could cause delays or interruptions of supply. To date, the registration process has proceeded more slowly than anticipated and if we do not obtain the required regulatory approvals for a manufacturing change in China by the end of the second quarter, our sales may be interrupted until the manufacturing change is approved which could adversely affect our results. We have also applied for a one-time permit to import product from the new manufacture while the registration process continues. Although we have received a one-time permit in the past, we cannot assure that the authorities will grant this exemption request.

In some countries, a manufacturing change may require additional regulatory approvals which may delay ZADAXIN marketing approvals in new markets.

In addition, manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale- up our manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost, either of which could cause delays or pose a threat to the ultimate commercialization of our products and harm our business.

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

We believe our existing resources will be sufficient to complete our current U.S. phase 3 clinical trials and, if the trials are successful and we receive FDA approval, to begin commercialization of ZADAXIN in the United States. However, we cannot assure that such funds will be sufficient, or that sales of ZADAXIN, if approved in the United States, will result in profitable operations. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

We have a history of operating losses and an accumulated deficit. We expect to continue to incur losses in the near term and may never achieve profitability.

We have experienced significant operating losses since our inception, and as of March 31, 2005, we had an accumulated deficit of approximately $153 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the United States, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

We have limited sales, marketing and distribution capabilities, which may adversely affect our ability to successfully commercialize our products.

We currently have limited sales, marketing and distribution capabilities, and we anticipate that we may be relying on third-party collaborators to sell, market and distribute our products for the foreseeable future. If our arrangements with these third parties are not successful, or if we are unable to enter into additional third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. Our efforts to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which will harm our operating results. Moreover, if we are able to further expand our sales, marketing and distribution capabilities, we will begin competing with other companies that have experienced and well- funded operations. If we cannot successfully compete with these larger companies, our revenues may not grow and our business may suffer.

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

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN. We cannot assure you that third- party insurance coverage and reimbursement will be available for therapeutic products we might develop. The failure to obtain third-party reimbursement for our products, particularly in the United States, Europe and Japan, would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

As of March 31, 2005, stock options to purchase 7,371,638 shares of common stock were outstanding, of which options to purchase 5,131,413 shares were exercisable. Also, as of the same date two notes convertible into a total of 684,140 shares of common stock were outstanding. The note holder has the right to purchase up to $8.3 million of additional convertible notes due on or before March 2006, which, if fully issued, will be convertible into an additional 684,140 shares of our common stock. Upon exercise of options or conversion of the notes, these issued shares of common stock will be freely tradable.

Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our present stockholders will be reduced and the price of our common stock may fall.

Sales of our common stock by officers and directors and a former officer could affect our stock price.

Our Board of Directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non- public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of April 19, 2005, only one director has adopted such a plan, and other directors or officers may do so in the future. In general our officers and directors have rarely sold stock in the Company, though they have held options or stock for many years. However, our former Chief Executive Officer has been exercising his stock options and selling stock which may have affected or may in the future affect the trading price of our stock. As of April 19, 2005, our former Chief Executive Officer had stock options that will expire between April 2005 and July 2006 and are exercisable to purchase a total of 1,443,954 shares of our common stock. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Prior to our reincorporation in Delaware, we had a stockholder rights plan, also commonly known as a "poison pill," which we terminated in connection with the reincorporation. We currently do not intend to adopt a stockholder rights plan. However, our charter documents do contain certain anti- takeover provisions, including provisions in our certificate of incorporation providing that stockholders may not cumulate votes, stockholders' meetings may be called by stockholders only if they hold 25% or more of our common stock and provisions in our bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue 10 million shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

New accounting pronouncements may impact our operations and financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. Compliance with changing regulations concerning corporate governance and public disclosure has resulted in and may continue to result in additional expenses. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board ("FASB") is FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R").  SFAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We expect to adopt SFAS 123R on January 1, 2006. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees and directors using Accounting Principles Board Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options and employee stock purchase plans. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.

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

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer's cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. To date, this exposure to currency exchange rate fluctuations has been minimal because the Chinese currency has been pegged to the U.S. dollar. However, the fixed nature of the Chinese currency in relation to the U.S. dollar may not continue in the future and, consequently, our foreign operations may expose us to greater risk of currency exchange rate fluctuations in the future. In addition, we are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $209,652 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at March 31, 2005. Actual results may differ materially.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars and our foreign currency exchange rate losses to date have been insignificant. Our purchases from one of our contract manufacturers, however, are denominated in euros and this exposes us to foreign currency rate fluctuations. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in significant exchange rate losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

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

(1) Incorporated by reference from the Company's Current Report on Form 8-K filed on July 28, 2003.

(2) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 14, 1997.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2001.

(5) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)
Date: May 9, 2005	/s/ Richard A. Waldron Richard A. Waldron Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Sequentially Numbered Page
3(i).1(1)	Amended and Restated Certificate of Incorporation
3(ii).1(1)	Bylaws.
4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.
4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.
4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.
4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.
4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.
4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.
4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.
4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.
31.1(5)	Rule 13a-14(a) Certificate of member of the Office of the President
31.2(5)	Rule 13a-14(a) Certification of Chief Financial Officer and member of the Office of the President.
32.1(5)	Section 1350 Certification of member of the Office of the President.
32.2(5)	Section 1350 Certification of Chief Financial Officer and member of the Office of the President.

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1) Incorporated by reference from the Company's Current Report on Form 8-K filed on July 28, 2003.

(2) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 14, 1997.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2001.

(5) Filed herewith.