Form 10-Q
period 2005-06-30
SCICLONE PHARMACEUTICALS INC
filed 2005-08-09
CIK 880771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES    ☒        NO    ☐

      As of July 29, 2005, 45,708,548 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

SciClone Pharmaceuticals, Inc.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,     December 31,
                                                                                           2005           2004
                                                                                       -------------  -------------
                                                                                        (unaudited)
                                       ASSETS
Current assets:
     Cash and cash equivalents....................................................... $  39,265,000  $  41,204,000
     Restricted short-term investments...............................................       693,000        700,000
     Other short-term investments....................................................     9,457,000      9,395,000
     Accounts receivable, net of allowance of $447,000 in 2005 and $452,000 in 2004..     9,204,000     10,279,000
     Inventories.....................................................................     3,550,000      4,179,000
     Prepaid expenses and other current assets.......................................     1,149,000      1,478,000
                                                                                       -------------  -------------
Total current assets.................................................................    63,318,000     67,235,000
Property and equipment, net..........................................................       376,000        398,000
Intangible assets, net...............................................................       507,000        542,000
Other assets.........................................................................     1,518,000      1,534,000
                                                                                       -------------  -------------
Total assets......................................................................... $  65,719,000  $  69,709,000
                                                                                       =============  =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................ $     375,000  $   1,733,000
     Accrued compensation and employee benefits......................................     1,544,000      2,177,000
     Accrued professional fees.......................................................       543,000        452,000
     Other accrued expenses..........................................................     2,025,000      1,409,000
     Accrued clinical trials expense.................................................     1,470,000      1,500,000
     Deferred revenue................................................................       403,000        537,000
     Convertible notes payable.......................................................     5,600,000      4,000,000
                                                                                       -------------  -------------
Total current liabilities............................................................    11,960,000     11,808,000
Deferred revenue.....................................................................            --        134,000
Other long-term liabilities..........................................................       500,000      1,044,000
Convertible note payable.............................................................            --      1,600,000
Commitments and contingencies
Stockholders' equity:
     Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares
         outstanding.................................................................            --             --
     Common stock; $0.001 par value; 75,000,000 shares authorized; 45,335,548 and
         44,677,845 shares issued and outstanding in 2005 and 2004, respectively.....        45,000         45,000
     Additional paid-in capital......................................................   207,740,000    206,608,000
     Accumulated other comprehensive income..........................................        41,000         38,000
     Accumulated deficit.............................................................  (154,567,000)  (151,568,000)
                                                                                       -------------  -------------
Total stockholders' equity...........................................................    53,259,000     55,123,000
                                                                                       -------------  -------------
Total liabilities and stockholders' equity........................................... $  65,719,000  $  69,709,000
                                                                                       =============  =============

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                         Three Months Ended        Six Months Ended
                                                                                              June 30,                  June 30,
                                                                                      ------------------------  ------------------------
                                                                                         2005         2004         2005         2004
                                                                                      -----------  -----------  -----------  -----------
Product sales....................................................................... $ 6,851,000  $ 5,613,000  $13,512,000  $11,027,000
Contract revenue....................................................................     134,000    1,135,000      268,000    1,363,000
                                                                                      -----------  -----------  -----------  -----------
         Total revenues.............................................................   6,985,000    6,748,000   13,780,000   12,390,000
Cost of product sales...............................................................   1,166,000    1,178,000    2,163,000    2,320,000
                                                                                      -----------  -----------  -----------  -----------
Gross margin........................................................................   5,819,000    5,570,000   11,617,000   10,070,000
                                                                                      -----------  -----------  -----------  -----------
Operating expenses:
    Research and development........................................................   3,479,000    5,145,000    6,960,000    9,076,000
    Sales and marketing.............................................................   2,432,000    2,148,000    4,760,000    4,591,000
    General and administrative......................................................   1,588,000    1,156,000    3,208,000    2,449,000
                                                                                      -----------  -----------  -----------  -----------
         Total operating expenses...................................................   7,499,000    8,449,000   14,928,000   16,116,000
                                                                                      -----------  -----------  -----------  -----------
Loss from operations................................................................  (1,680,000)  (2,879,000)  (3,311,000)  (6,046,000)
Interest and investment income......................................................     286,000      112,000      519,000      228,000
Interest expense....................................................................     (91,000)     (91,000)    (181,000)    (181,000)
Other income (expense), net.........................................................     (20,000)     (19,000)     (26,000)     (11,000)
                                                                                      -----------  -----------  -----------  -----------
Net loss............................................................................ $(1,505,000) $(2,877,000) $(2,999,000) $(6,010,000)
                                                                                      ===========  ===========  ===========  ===========

Basic and diluted net loss per share................................................ $     (0.03) $     (0.06) $     (0.07) $     (0.13)
                                                                                      ===========  ===========  ===========  ===========

Weighted average shares used in computing basic and diluted net loss per share......  45,002,383   44,612,260   44,851,916   44,590,674
                                                                                      ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                      --------------------------
                                                                                          2005          2004
                                                                                      ------------  ------------
Operating activities:
Net loss............................................................................ $ (2,999,000)   (6,010,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................      111,000        99,000
    Loss from disposal of property and equipment....................................        1,000            --
    Non cash expense related to employee stock options..............................       49,000            --
    Changes in operating assets and liabilities:
        Accounts receivable.........................................................    1,075,000    (1,368,000)
        Inventories.................................................................      629,000       663,000
        Prepaid expenses and other assets...........................................      332,000     1,093,000
        Accounts payable and other accrued expenses.................................     (742,000)   (1,011,000)
        Accrued compensation and employee benefits..................................     (633,000)     (408,000)
        Accrued clinical trials expense.............................................      (30,000)     (871,000)
        Accrued professional fees...................................................       91,000       (57,000)
        Long-term liabilities.......................................................     (544,000)           --
        Deferred revenue............................................................     (268,000)     (269,000)
                                                                                      ------------  ------------
Net cash used in operating activities...............................................   (2,928,000)   (8,139,000)
                                                                                      ------------  ------------
Investing activities:
    Purchases of property and equipment.............................................      (42,000)      (49,000)
    Purchases of marketable securities..............................................      (52,000)      (53,000)
                                                                                      ------------  ------------
Net cash used in investing activities...............................................      (94,000)     (102,000)
                                                                                      ------------  ------------
Financing activities:
    Proceeds from issuances of common stock, net of financing costs.................    1,083,000       160,000
                                                                                      ------------  ------------
Net cash provided by financing activities...........................................    1,083,000       160,000
                                                                                      ------------  ------------
Net decrease in cash and cash equivalents...........................................   (1,939,000)   (8,081,000)
Cash and cash equivalents, beginning of period......................................   41,204,000    52,899,000
                                                                                      ------------  ------------
Cash and cash equivalents, end of period............................................ $ 39,265,000    44,818,000
                                                                                      ============  ============

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

  Basis of Presentation

  SciClone was reincorporated in the State of Delaware on July 18, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2004 included in the Company's Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet at December 31, 2004 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company has made a classification change within the short-term liabilities in the condensed consolidated balance sheet as of December 31, 2004 to conform to the current period presentation.

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

  The total number of shares excluded from the calculations of diluted net loss per share for outstanding convertible notes were 1,368,280 for the period ended June 30, 2005 and 2004, respectively.  The total number of shares under outstanding options excluded from the calculation of diluted net loss per share was 7,487,092 for the period ended June 30, 2005 and 6,578,290 for the corresponding period in 2004. The total number of shares under outstanding warrants excluded from the calculations of diluted net loss per share was none for the period ended June 30, 2005 and 904,760 for the corresponding period in 2004.

  Accounting For Stock-Based Compensation

  On August 8, 2005 we publicly announced our results for the quarter ended June 30, 2005, including $398,000 of non-cash expense related to accounting for a stock-based performance option. Upon further review it was determined that the reported expense should not be recorded in the quarter ended June 30, 2005. Our results as reported in this Form 10-Q for the three and six-month periods ended June 30, 2005 represent our actual results for these periods, and differ from our announced results due to the corresponding decrease in expenses, net loss and net loss per share. A charge for the same stock-based performance option will be recorded in, and is properly attributable to, the quarter ended September 30, 2005. The amount of the charge will depend upon our stock price and will therefore differ from the charge we estimated in our announcement on August 8, 2005.

  The Company accounts for its stock option and employee stock purchase plans under the provisions of Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations. Accordingly, the Company does not generally recognize compensation expense in accounting for its employee stock purchase plans and its stock option plans for awards to employees and directors granted with exercise prices at fair market value.

  Pro forma information regarding net loss per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" (collectively "SFAS 123") and has been determined as if the Company had accounted for its stock awards under the fair value method of the Statements. The fair value of the awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three-month and six-month periods ended June 30, 2005 and the corresponding periods in 2004:

                                                                                    Three Months Ended        Six Months Ended
                                                                                        June 30,                  June 30,
                                                                                  ------------------------  ------------------------
                                                                                     2005         2004         2005         2004
                                                                                  -----------  -----------  -----------  -----------
Weighted-average fair value of stock options granted............................ $      2.02  $      3.15         1.98  $      3.35
Risk-free interest rate.........................................................         3.8%         2.3%         3.6%         2.3%
Dividend yield..................................................................        0.00%        0.00%        0.00%        0.00%
Volatility factor of the expected market price of our common stock..............       74.00%       85.00%       75.00%       88.00%
Weighted-average expected life of option (years)................................           4            4            4            4

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director stock awards have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and purchases through the employee stock purchase plan.

  Our CEO was granted a target stock price award (see Footnote 10, CEO Employment Agreement) and, therefore, the grant date fair values related to each of the four vesting portions of this award have been calculated and the related expense included in the SFAS 123 pro forma expense disclosure over their derived service periods. As of June 30, 2005, approximately $33,000 is included in the SFAS 123 pro forma expense below related to this award.

  The following table illustrates the Company's pro forma net loss and net loss per share, had compensation expense for the Company's option and employee purchase plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123:

                                                                                    Three Months Ended        Six Months Ended
                                                                                        June 30,                  June 30,
                                                                                  ------------------------  ------------------------
                                                                                     2005         2004         2005         2004
                                                                                  -----------  -----------  -----------  -----------
Net loss - as reported.......................................................... $(1,505,000) $(2,877,000) $(2,999,000) $(6,010,000)
Total stock-based employee compensation expense determined
     under the fair value based method for all awards...........................    (807,000)  (1,011,000)  (1,494,000)  (1,870,000)
                                                                                  -----------  -----------  -----------  -----------
Net loss - pro forma............................................................ $(2,312,000) $(3,888,000) $(4,493,000) $(7,880,000)
                                                                                  ===========  ===========  ===========  ===========

Basic and diluted net loss per share - as reported.............................. $     (0.03) $     (0.06) $     (0.07) $     (0.13)
                                                                                  ===========  ===========  ===========  ===========

Basic and diluted net loss per share - pro forma................................ $     (0.05) $     (0.09) $     (0.10) $     (0.18)
                                                                                  ===========  ===========  ===========  ===========

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

  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees and directors using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options and employee stock purchase plans. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our cash or overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R using the Black-Scholes option pricing model in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in the Accounting for Stock-Based Compensation section.

  Comprehensive Loss

  Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on our available-for-sale securities. For the three-month periods ended June 30, 2005 and 2004, the Company's total comprehensive loss amounted to $(1,497,000) and $(2,910,000), respectively. For the six-month periods ended June 30, 2005 and 2004, the Company's total comprehensive loss amounted to $(2,996,000) and $(5,987,000), respectively.

  Available-For-Sale Securities

  The following is a summary of available-for-sale securities at June 30, 2005 and December 31, 2004:

                                                   Available-For Sale Securities
                                               ----------------------------------------
                                                                Gross       Estimated
                                                Amortized     Unrealized       Fair
                                                   Cost         Gains         Value
                                               ------------  ------------  ------------
June 30, 2005:
  Certificates of deposit.................... $    808,000  $         --  $    808,000
  U.S. government obligations................   16,132,000            --    16,132,000
  Short-term municipal securities............    9,250,000            --     9,250,000
  Corporate equity securities ...............       51,000        41,000        92,000
                                               ------------  ------------  ------------
                                              $ 26,241,000  $     41,000  $ 26,282,000
                                               ============  ============  ============

December 31, 2004:
  Certificates of deposit.................... $    805,000  $         --  $    805,000
  U.S. government obligations................   22,843,000            --    22,843,000
  Short-term municipal securities............    9,200,000            --     9,200,000
  Corporate equity securities ...............       51,000        38,000        89,000
                                               ------------  ------------  ------------
                                              $ 32,899,000  $     38,000  $ 32,937,000
                                               ============  ============  ============

  As of June 30, 2005, the available-for-sale securities are included as follows: $16,132,000 in cash and cash equivalents; $693,000 in restricted short-term investments and $9,457,000 in other short-term investments. As of December 31, 2004, the available-for-sale securities are included as follows: $22,843,000 in cash and cash equivalents; $700,000 in restricted short-term investments and $9,395,000 in other short-term investments. As of June 30, 2005 and December 31, 2004 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities; however, they are highly rated, highly liquid and their interest rate is reset at auction every 30 days. The Company's interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

  Inventories

  The following is a summary of inventories at June 30, 2005 and December 31, 2004:

                                                 June 30,    December 31,
                                                   2005          2004
                                               ------------  ------------
Raw materials................................ $  1,144,000  $  1,517,000
Work in progress.............................      980,000       276,000
Finished goods...............................    1,426,000     2,386,000
                                               ------------  ------------
                                              $  3,550,000  $  4,179,000
                                               ============  ============

  Prepaid Expenses and Other Current Assets

  The following is a summary of prepaid expenses and other current assets at June 30, 2005 and December 31, 2004:

                                                 June 30,    December 31,
                                                   2005          2004
                                               ------------  ------------
Prepaid insurance............................ $    246,000  $    694,000
Prepaid rent.................................      102,000       102,000
Prepaid clinical trial expense...............       44,000       247,000
VAT receivable...............................      300,000       142,000
Other prepaid expenses.......................      457,000       293,000
                                               ------------  ------------
                                              $  1,149,000  $  1,478,000
                                               ============  ============

  Intangible Assets

  The following is a summary of intangible assets at June 30, 2005 and December 31, 2004:

                                                 June 30,    December 31,
                                                   2005          2004
                                               ------------  ------------
Intangible product rights.................... $  2,456,000  $  2,456,000
Accumulated amortization.....................   (1,949,000)   (1,914,000)
                                               ------------  ------------
                                              $    507,000  $    542,000
                                               ============  ============

  Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expenses for each of the three-month periods ended June 30, 2005 and 2004 was $17,500 and for each of the six-month periods ended June 30, 2005 and 2004 was $35,000. For the years ending December 31, 2005 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company's actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company's policy is to identify and record impairment losses on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There have been no impairment losses recorded to date.

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

  Other Accrued Expenses

  The following is a summary of other accrued expenses at June 30, 2005 and December 31, 2004:

                                                 June 30,    December 31,
                                                   2005          2004
                                               ------------  ------------
Accrued royalties............................ $    400,000  $    420,000
Accrued pre-clinical trial expenses..........      169,000       133,000
Accrued interest payable.....................       52,000        52,000
Accrued sales and marketing expenses...........    510,000       492,000
Accrued manufacturing costs....................    472,000            --
Other........................................      422,000       312,000
                                               ------------  ------------
                                              $  2,025,000  $  1,409,000
                                               ============  ============

  CEO Employment Agreement

  The Company entered into an employment agreement with its new CEO effective June 1, 2005. In accordance with the CEO employment agreement, the CEO's new hire bonus of $100,000 will be amortized over two years.  In 2008, the Board of Directors is obligated to consider an award to the CEO of a special cash bonus of up to $300,000, based on the CEO's achievement of the previously agreed upon performance targets over the years 2005-2007.  The Company will estimate the probable amount of this long-term incentive bonus on a quarterly basis in order to accrue the bonus over the related performance period. All expenses related to the CEO employment agreement are being recorded to general and administrative expenses in the accompanying statements of operations.

  The employment agreement included the award of two options. The first option is to purchase 400,000 shares of the Company's common stock at $2.97 per share, the closing price on the Nasdaq National Market of a share of the Company's common stock on June 1, 2005. The option has a term of 10 years and, subject to the CEO's continued employment by the Company, will vest in annual installments on each of the first four anniversaries of June 1, 2005.   The Company has not recognized any compensation expense related to this stock option as it was granted with an exercise price equal to the price of the Company's common stock on the date of grant.

  The second option granted to the CEO is to purchase 400,000 shares of the Company's common stock at $2.97 per share, the closing price on the Nasdaq National Market of a share of the Company's common stock on June 1, 2005. This option has a term of 10 years and 25% of such second option will vest upon the Company's common stock trading after June 1, 2005 for at least 30 consecutive calendar days at or greater than a target closing stock price, as reported on the Nasdaq National Market, of (a) $4.50 on or before June 1, 2008, (b) $6.00 on or before June 1, 2009, (c) $8.00 on or before June 1, 2010, and (d) $10.00 on or before June 1, 2011, each price as adjusted for stock dividends, stock splits or similar changes in the Company's capital structure.

  Under APB 25, the Company recognizes non-cash expense related to the stock price performance based option granted to our Chief Executive Officer on June 1, 2005, the date he commenced his employment. The terms of this option require the application of variable accounting, and in this case the related non-cash expense to be recognized is effected by the price level of trading activity in our stock. The Company recognizes non-cash expense when the vesting of a portion of the option is determined to be probable. At June 30, 2005, the vesting of a portion of the option was not probable and, therefore, no expense related to this option was recognized for the three-month period ended June 30, 2005. From June 30, 2005 to July 30, 2005 the market price of the Company's common stock increased from $4.49 to $7.20 per share. During this time period the market price of the Company's common stock price had closed above $4.50 for at least 30 consecutive calendar days thus triggering the vesting of 25% of the shares underlying the option. Therefore, the Company will recognize a $423,000 non-cash expense attributable to this vesting in the three-month period ended September 30, 2005. If additional portions of this option vest or are deemed probable of vesting by September 30, 2005, there would be additional and potentially significantly greater non-cash expense to be recorded in that period.

  Under SFAS 123, the second option is considered a target stock price award and, therefore, the grant date fair values related to each of the four vesting portions of this award have been calculated and the related expense included in the SFAS 123 pro forma expense disclosure over the derived service periods for each of the four vesting portions of the award. The aggregate fair value of the award was estimated to be $691,000 at the date of grant using a Monte Carlo simulation option pricing model with the following assumptions, risk-free interest rate of 4.097%; dividend yield of 0%; volatility factor of 74% and expected life of 10 years. The fair values of the four vesting portions of the awards of $186,000, $173,000, $166,000 and $166,000 are being amortized over their related derived service periods which are 13, 21, 28, and 36 months, respectively. For the three months ended June 30, 2005, approximately $33,000 of such expense is included in the SFAS 123 pro forma expense (see Footnote 2, Significant Accounting Policies, Accounting for Stock-Based Compensation).

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

Overview

SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. We and Sigma-Tau, our European marketing and development partner are currently evaluating our lead product, ZADAXIN, in several late stage clinical trials for the treatment of patients with the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and certain types of cancer. Our primary objective is to obtain regulatory approvals for ZADAXIN and optimize its commercial opportunities for the treatment of these indications in the major pharmaceutical markets of the United States, Europe and Japan. We believe the worldwide market for HCV therapies alone was approximately $3 billion in 2004 and could exceed $8 billion in 2012. Our two ongoing ZADAXIN phase 3 HCV clinical trials in the United States are designed to demonstrate the efficacy of ZADAXIN used in combination with pegylated interferon alpha for the treatment of HCV patients who have failed previous therapy, commonly referred to as non-responders. These clinical trials are scheduled to be completed by the end of 2005. The objective of these U.S. trials is to use the results, if positive, to achieve regulatory approval. In Europe, Sigma-Tau is conducting a phase 3 HCV non-responder trial evaluating ZADAXIN in combination with pegylated interferon alpha and ribavirin, now considered to be the current standard of care. The results of this triple therapy trial, if successful, as well as results from additional future clinical trials would be used to provide additional clinical data on ZADAXIN's use as an addition to the current treatment regimen for a majority of hepatitis C patients and to support regulatory and commercial prospects for ZADAXIN in a variety of clinical settings. ZADAXIN is also being evaluated in an ongoing phase 2 malignant melanoma clinical trial in Europe sponsored by Sigma-Tau, ongoing phase 2 proof-of-concept studies in the United States for the treatment of liver cancer, and an ongoing HBV clinical trial in Taiwan. ZADAXIN is approved for sale in more than 30 other countries primarily for the treatment of HBV. Our largest current market is in China where the sale of ZADAXIN is supported by our organization of approximately 100 medical representatives. We intend to leverage this significant marketing capability by in-licensing additional drug products that may be effectively and efficiently sold by our organization to the hospital-based pharmaceutical market in China. Our other proprietary drug development candidate is SCV-07, a potential therapeutic to treat viral and other infectious diseases. We commenced a phase 1 clinical trial in the United States for SCV-07 in August 2005.

Results of Operations

Total Revenues

Product sales were $6,851,000 and $13,512,000 for the three-month and six-month periods ended June 30, 2005, respectively, as compared to $5,613,000 and $11,027,000 for the corresponding periods in 2004. All product sales in each period were derived from sales of ZADAXIN. The increases in these periods were attributable to higher volumes of product sold as prices have remained stable between the 2004 and 2005 periods. Sales to customers in China for both the three-month and six-month periods ended June 30, 2005 accounted for approximately 91% of product sales as compared to 91% and 90% for the corresponding periods in 2004.

For the three-month period ended June 30, 2005, sales to three importing agents in China accounted for approximately 15%, 29% and 47% of our product sales, respectively. For the six-month period ended June 30, 2005, sales to three importing agents in China accounted for 16%, 24% and 51% of our product sales, respectively. The single largest customer in each of these two periods was not the same importing agent. For the three-month period ended June 30, 2004, sales to one importing agent in China accounted for 91% of our product sales. However, for the six-month period ended June 30, 2004, the same importing agent in China accounted for only 65% of our product sales and another importing agent in China accounted for 25% of our product sales. We expect that the share of our product sales to China will vary among a small number of importing agents from quarter to quarter.

Contract revenue was $134,000 and $268,000 for the three-month and six-month periods ended June 30, 2005, respectively, as compared to $1,135,000 and $1,363,000 for each of the corresponding periods in 2004. Contract revenue in these 2004 periods included a $1,000,000 milestone payment from Sigma-Tau for completion of enrollment in our U.S. phase 3 hepatitis C trials. All of the other contract revenue in the 2004 and 2005 periods was recognized in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the requirements under our contract with Sigma-Tau.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 83% and 84% for the three-month and six-month periods ended June 30, 2005, respectively, as compared to 79% for both the three-month and six-month periods ended June 30, 2004. The prices of ZADAXIN sales were similar in the comparable periods, and the increase in gross margin percentage was primarily the result of lower product costs for product sold in the 2005 period. Much of this product had been produced by our former contract manufacturer in relatively higher volume production runs resulting in a relatively lower level of fixed cost absorption per unit. In addition, the cost of $324,000 and $105,000 of the product sold in the six-month and three-month periods ended June 30, 2005, respectively, had been previously written off in 2004 as a result of management's concerns at that time of its salability because this inventory was approaching its minimum shelf life accepted by our customers. We expect such factors to have no effect in the quarter ending September 30, 2005 and in subsequent quarters. The average unit cost of products sold in subsequent quarters in 2005 is expected to be higher than that for the three-month and six-month periods ended June 30, 2005. We expect cost of product sales, and gross margin on product sales, to vary from period to period, depending upon the sales levels and prices of ZADAXIN, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and Development Expenses

Research and development expenses were $3,479,000 and $6,960,000 for the three-month and six-month periods ended June 30, 2005, respectively, as compared to $5,145,000 and $9,076,000 for the corresponding periods in 2004. The decrease was primarily related to the U.S. phase 3 hepatitis C clinical trials, which are nearing completion by the end of 2005. The initiation and continuation of our current clinical development programs has had and will continue to have a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our future costs through June 30, 2006 relating to our current U.S. phase 3 clinical trials will be approximately $3,400,000 and that our share of the future costs through 2007 of the current European HCV phase 3 clinical trial will be approximately $3,3,00,000. We estimate that our recently commenced phase 1 clinical trial in the United States for SCV-07 will cost approximately $1,000,000 through early 2006. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing Expenses

Sales and marketing expenses were $2,432,000 and $4,760,000 for the three-month and six-month periods ended June 30, 2005, respectively, as compared to $2,148,000 and $4,591,000 for the corresponding periods in 2004. The higher levels of sales and marketing expenses in these 2005 periods were due to increased conferences and related expenses associated with the expansion of our marketing efforts and payroll related expenses of $223,000 and $199,000 in the three-month and six-month periods ended June 30, 2005, respectively that led to higher levels of product sales. We expect sales and marketing expenses to vary in the next several quarters and to increase in the next several years if we are successful in our efforts to expand our commercialization and marketing efforts.

General and Administrative Expenses

General and administrative expenses were $1,588,000 and $3,208,000 for the three-month and six-month periods ended June 30, 2005, respectively, as compared to $1,156,000 and $2,449,000 for the corresponding periods in 2004. The increases in general and administrative expenses were primarily attributable to increased legal expense of $98,000 and $285,000 in the three-month and six-month periods ended June 30, 2005, respectively, and higher expenses incurred with Sarbanes Oxley compliance efforts of $82,000 and $301,000 in the three-month and six-month periods ended June 30, 2005, respectively. In the three-month period ended September 30, 2005, the Company will recognize $423,000 of non-cash stock-related compensation expense attributable to the vesting of the CEO's target stock price option. If additional portions of the CEO's target stock price option vest or are deemed probable of vesting by September 30, 2005, there would be additional and potentially significantly greater non-cash expense to be recorded in that period. In the near term, we expect general and administrative expenses to vary from quarter to quarter as we increase our general and administrative activities to support increased securities regulation requirements and legal and regulatory activities and recognize non-cash employee stock-based compensation expense related to the vesting of the CEO's target stock price award if our stock price maintains 30 consecutive calendar days at or greater than a target closing price.

Interest and Investment Income and Expense

Interest and investment income was approximately $286,000 and $519,000 for the three-month and six-month periods ended June 30, 2005, respectively, as compared to $112,000 and $228,000 for the corresponding periods in 2004. The increases were primarily due to cash balances earning higher interest rates in the 2005 periods. Interest expense of $91,000 in each of the respective three-month periods ended June 30, 2005 and 2004, and of $181,000 in each of the respective six-month periods ended June 30, 2005 and 2004, relates to the $5,600,000 of convertible notes payable outstanding throughout these periods.

Liquidity and Capital Resources

On June 30, 2005 and December 31, 2004, we had $49,415,000 and $51,299,000, respectively, in cash, cash equivalents and short-term investments including $693,000 and $700,000, respectively, of restricted short-term investments. We currently estimate cash, cash equivalents and short-term investments at December 31, 2005 will be lower than the balance at June 30, 2005. The expected decrease in this balance is attributable to further expected net losses and the assumption that the outstanding $4,000,000 note, convertible into our common stock at a price of $9.8133 per share, due December 2005 will be repaid rather than converted. The short-term investments consist primarily of highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by a certificate of deposit. On June 30, 2005, the letters of credit totaled $693,000 and were comprised of $633,000 under our lease agreement and $60,000 to facilitate our value added tax filings in Europe.

Net cash used in operating activities amounted to $2,928,000 for the six-month period ended June 30, 2005 as compared to net cash used in operating activities in the amount of $8,139,000 in the corresponding period in 2004. The change in the 2005 period was primarily due to a lower net loss incurred, as well as a decrease in accounts receivable.

Net cash used by us in investing activities amounted to $94,000 for the six-month period ended June 30, 2005, as compared to net cash used by us in investing activities in the amount of $102,000 for the corresponding period in 2004.

Net cash provided by financing activities amounted to $1,083,000 for the six-month period ended June 30, 2005, of which $1,006,000 was related to the exercising of outstanding options under our employee stock option plans, and $77,000 was from the issuance of common stock under our employee stock purchase plan. For the six-month period ended June 30, 2004, net cash provided by financing activities amounted to $160,000, all of which was generated from the issuance of common stock under our employee stock purchase plan.

The outstanding $1,600,000 note will mature in March 2006 and is convertible into 276,530 shares of common stock at a fixed conversion price of $5.7860 per share. The note holder also has the right to purchase, at any time up to the note's maturity date, approximately $2,400,000 of convertible notes due March 2006. If issued, the notes will bear no interest (zero coupon) and will be convertible into 276,530 shares of common stock at a fixed conversion price of $8.5532 per share. The Company may elect in lieu of delivering convertible notes to deliver the respective number of shares of common stock.

We intend to give priority use of our financial resources to ZADAXIN clinical programs. We estimate that our future costs through June 30, 2006 relating to our current U.S. phase 3 clinical trials will be approximately $3,800,000 and that our share of the future costs through 2007of the current European HCV phase 3 clinical trial will be approximately $2,800,000. We estimate that our recently commenced phase 1 clinical trial in the United States for SCV-07 will cost approximately $1,000,000 through early 2006. We believe our existing capital resources and funds from product sales are sufficient to complete these trials and to proceed with the clinical development of SCV-07 and to initiate possible additional clinical trials for ZADAXIN in the United States, Europe or in Japan. If our HCV clinical trials are successful and we receive FDA approval by the U.S. Food and Drug Administration (FDA) we believe that our capital resources are sufficient to begin commercialization of ZADAXIN in the United States. We may undertake additional studies to obtain data to allow us to optimize the commercial success of ZADAXIN in a variety of clinical settings. In particular, we believe that supporting the use of ZADAXIN as an addition to the current treatment for the majority of hepatitis C patients may require additional trials. However, we cannot assure you that our capital resources will be sufficient, or that sales of ZADAXIN, if approved in the United States, will result in profitable operations. If we need to raise additional financing, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products.

Contractual Obligations

There were no material changes in the six-month period ended June 30, 2005 to our contractual obligations as disclosed in our Form 10-K/A for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the six-month period ended June 30, 2005.

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

As permitted by Statement of Financial Accounting Standards (SFAS) 123, the Company currently accounts for share-based payments to employees and directors using Accounting Principles Board Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options and employee stock purchase plans. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our cash or overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R using the Black-Scholes option pricing model in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in the Accounting for Stock-Based Compensation section of Note 2 of our condensed consolidated financial statements.

Recent Developments

We and Schering Plough K.K. (SPKK), a pharmaceutical company in Japan, have been involved in discussions regarding our concerns about the quality of the work that SPKK performed on the clinical studies in Japan for ZADAXIN up until 2001, and the effect that SPKK's work would have on any new drug application in Japan for ZADAXIN.  These discussions included a meeting between SPKK's CEO and our management in July 2005.  SPKK and we continue to investigate and discuss the issues involved, and how this matter should be fairly resolved.  We are working closely with our counsel in the United States and Japan on this matter.  Should discussions with SPKK not conclude to our satisfaction, we will be taking legal action against SPKK.

Information received from SPKK in the past few weeks has, in conjunction with our investigative efforts, led us to conclude that the studies in Japan cannot, at this time, be presented to Japanese regulatory authorities to support ZADAXIN in the treatment of Hepatitis B, on either a preliminary review basis or as part of an actual new drug application.  This conclusion is based on the failure of SPKK to conduct certain audits and generate certain reports during the pre-2001 studies that it managed, and our conclusion that such documentation probably cannot be created at this time.  The conclusion that we cannot move forward with Japanese authorities at this time is not based on the substantive results of the Japan trials, which showed ZADAXIN to have competitive efficacy and safety in the treatment of hepatitis.

Given this recent conclusion, our management, in conjunction with the Board of Directors, is now determining the steps it will take to move ZADAXIN forward in Japan including a revised development plan. However, it is unlikely that we will be able to present a new drug application for ZADAXIN in Japan for some years.

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

Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for ZADAXIN and other drug candidates, particularly in the United States, Europe and Japan We are also dependent on our ability to increase ZADAXIN sales in existing markets and launch ZADAXIN in new markets. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize ZADAXIN for the treatment of HCV in the United States. Our two U.S. phase 3 HCV clinical trials have been designed to show that the combination of ZADAXIN and pegylated interferon alpha adds a significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responders, and if approved by the FDA, the approval will be for the use of ZADAXIN with pegylated interferon alpha for the treatment of non-responders to previous HCV therapy. The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the European Agency for the Evaluation of Medicinal Products (EMEA) for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. If approved, our commercial prospects may be limited by the labeling for use only in non-responders and by the perceived comparative efficacy of the combination of ZADAXIN and pegylated interferon alpha against that of the current standard of care. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of ZADAXIN, pegylated interferon alpha and ribavirin with the current standard of care. The final results of the European trial will not be known before the end of 2007. We believe that this trial, as well as possible additional trials, could be important to support the use of ZADAXIN as an addition to the current standard of care and address a broader HCV patient population. We cannot assure you that we will achieve significant levels of sales or that we will receive approval for ZADAXIN for the treatment of HCV in the United States or for the treatment of HCV or other indications in other countries. If we are unable to do so, our business will be harmed.

If we do not obtain regulatory approval for ZADAXIN for the intended indications that we are evaluating, our revenues will be limited and we will not become profitable.

Our ability to execute on our business strategy is largely dependent on our ability to obtain regulatory approval for the use of ZADAXIN, particularly for the treatment of HCV in the United States and in Europe. If our current HCV phase 3 clinical trials in the United States yield favorable results, we intend to submit an application for marketing approval of ZADAXIN for the treatment of HCV in the United States and through our partner, Sigma-Tau, for the treatment of HCV in Europe. The regulatory approval processes in the United States and Europe are demanding and typically require 12 months or more in the United States and 18 months or more in Europe from the date of submission of a New Drug Application (NDA). We have committed significant resources, including capital and time, to develop ZADAXIN, particularly for HCV in the United States, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any substantial increase in our revenue from ZADAXIN and our ZADAXIN sales in other jurisdictions could decline.

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

Our two phase 3 HCV clinical trials in the United States have been designed to show that the combination of ZADAXIN and pegylated interferon alpha adds a significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responders. We cannot assure you that the results of this combination therapy will be favorable, or that the independent use of pegylated interferon alpha will not perform better than anticipated, either of which could reduce the chances that an NDA will be approved or that we will submit an NDA based on such results. The protocols of our two U.S. phase 3 clinical trials are essentially identical except that one trial includes HCV patients without evidence of cirrhosis and the other trial includes cirrhotic HCV patients. HCV patients whose disease has progressed to cirrhosis have been shown to be very difficult to treat with the current standard of care. Even if our trial with non-cirrhotic patients yields favorable results, our trial with cirrhotic patients may not be successful and we may be unable to obtain regulatory approval. If the combination therapy of ZADAXIN and pegylated interferon alpha causes significant adverse side effects beyond those caused by pegylated interferon alpha alone, the ongoing treatment in our clinical trials could be halted or delayed, or the regulatory agencies may reject an NDA due to safety issues. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in the United States and Europe will be significantly impaired, our business will suffer and the price of our stock may decline.

In addition, ZADAXIN is being evaluated in other clinical trials. In particular, Sigma-Tau is conducting a phase 2 malignant melanoma trial using ZADAXIN. Sigma-Tau expects to release preliminary data by the end of 2005, however, we cannot ensure that these data will be released at this time. Since these data are preliminary in nature, they may not be indicative of final data.

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

Many of our trials involve the use of ZADAXIN in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha and ribavirin are known to cause adverse patient reactions. Even if ZADAXIN does not produce adverse side effects when used alone, we cannot predict how it will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN when used in certain combination therapies.

If we lose key personnel or are unable to attract and retain additional, highly skilled personnel required for the expansion of our activities, our business will suffer.

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. Following the departure of our Chief Executive Officer on July 14, 2004, we established an Office of the President, and believe that the Company continued to function effectively under the Office of the President. Our new President and Chief Executive Officer, Dr. Ira Lawrence, began his service to the Company on June 1, 2005. However, we may be affected adversely by any future changes in our key management personnel. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain "key person" life insurance on any of our personnel.

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our financial condition will be harmed.

Our product revenue in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. Substantially all of our ZADAXIN sales are to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. In China, ZADAXIN is approved only for the treatment of HBV and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies have introduced lower priced locally manufactured generic thymosin which is a competitive product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. We have been in the process of registering a new manufacturer of ZADAXIN and if we encounter problems with this process of validation, our sales or our clinical trials could be adversely affected. If sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to assemble a timely and acceptable NDA. Roche is our exclusive supplier of pegylated interferon alpha for our current U.S. phase 3 HCV clinical trials. Any recall of the manufacturing lots of the pegylated interferon alpha used in our clinical trials could detract from the integrity of the trial data, in which case, our ability to complete the clinical trials in the United States and to market and sell ZADAXIN worldwide will be delayed or impaired, our business will suffer and the price of our stock may decline.

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

We are in the process of registering a new supplier for ZADAXIN with regulatory agencies in markets where ZADAXIN is approved for sale, and we have received such registration in China. This process, quality assurance and other steps could cause delays or interruptions of supply in certain other markets. In some countries, a manufacturing change may require additional regulatory approvals which may delay ZADAXIN marketing approvals in new markets. In addition, manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale-up our manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost, either of which could cause delays or pose a threat to the ultimate commercialization of our products and harm our business.

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

To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

We have not yet sold any product other than ZADAXIN and our sales have been primarily in a single country, China. Our future revenue growth depends on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the United States, Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

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

We have experienced significant operating losses since our inception, and as of June 30, 2005, we had an accumulated deficit of approximately $155 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the United States, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

We have limited sales, marketing and distribution capabilities, which may adversely affect our ability to successfully commercialize our products.

We currently have limited sales, marketing and distribution capabilities, and we anticipate that we may be relying on third-party collaborators to sell, market and distribute our products for the foreseeable future. If our arrangements with these third parties are not successful, or if we are unable to enter into additional third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. Our efforts to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which will harm our future operating results. Moreover, if we are able to further expand our sales, marketing and distribution capabilities, we will begin competing with other companies that have experienced and well-funded operations. If we cannot successfully compete with these larger companies, our revenues may not grow and our business may suffer.

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products.

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN in most of Europe. We generally do not have control over the amount and timing of resources that our business partners devote to ZADAXIN, and they have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

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

Settlements regarding our claims relating to the Japanese clinical trials may not be favorable

Based on recent information received from Schering Plough KK (SPKK) and in conjunction with SciClone's own investigative efforts, SciClone has determined that it cannot submit a Japanese new drug application (JNDA), or apply for a pre-JNDA preliminary review, for ZADAXIN as a therapy for hepatitis B to the Ministry of Health in Japan. This conclusion is based on SPKK's failure to conduct certain audits and generate certain reports during the pre-2001 studies that it managed and SciClone's conclusion that such documentation probably cannot be created at this time. This conclusion is not based on the substantive results of the Japan trials, which showed ZADAXIN to have competitive efficacy and safety in the treatment of hepatitis B. SciClone and SPKK continue to investigate and discuss the issues involved, and how this matter should be fairly resolved. However, should these discussions not conclude to SciClone's satisfaction, SciClone is prepared to take legal action against SPKK. SciClone is now determining the appropriate development strategy for ZADAXIN in Japan, however, it is unlikely that SciClone will be able to submit a JNDA for ZADAXIN in Japan for some years. This entire process could be lengthy and could incur significant management time and expense.

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

  changes in assessments of our internal controls over financial reporting;

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

As of June 30, 2005, stock options to purchase 7,487,092 shares of common stock were outstanding, of which options to purchase 4,614,950 shares were exercisable. Also, as of the same date two notes convertible into a total of 684,140 shares of common stock were outstanding. The note holder has the right to purchase up to $8.3 million of additional convertible notes due on or before March 2006, which, if fully issued, will be convertible into an additional 684,140 shares of our common stock. Upon exercise of options or conversion of the notes, these issued shares of common stock will be freely tradable.

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

Our Board of Directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of August 2, 2005, one director has adopted such a plan, and other directors or officers may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board ("FASB") is FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R").  SFAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We expect to adopt SFAS 123R on January 1, 2006. The Company currently accounts for share-based payments to employees and directors using Accounting Principles Board Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options and employee stock purchase plans. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our cash or overall financial position.

New legislation may impact our financial position or results of operations.

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

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer's cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. Through the periods ended June 30, 2005, this exposure to currency exchange rate fluctuations has been minimal because the Chinese currency has been pegged to the U.S. dollar. However, the Chinese currency is no longer pegged to the U.S. dollar and consequently, our foreign operations may expose us to greater risk of decreased sales due to currency exchange rate fluctuations in the future. In addition, we are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our marketing efforts in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $187,794 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at June 30, 2005. Actual results may differ materially.

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

Item 4. Controls and Procedures

As of the end of the fiscal quarter ended June 30, 2005, SciClone carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of SciClone's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005 our disclosure controls and procedures, designed to ensure that information related to SciClone and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures, were not effective due to the material weakness in our internal controls over financial reporting discussed below.

In relation to the quarter ended June 30, 2005, we identified a material weakness in our internal controls over financial reporting as defined in Public Company Accounting Oversight Board ("PCAOB") Standard No. 2. This material weakness related to our failure, due to our lack of familiarity with certain technical stock option accounting matters, to evaluate the correct accounting effect of a stock price performance based option granted to our Chief Executive Officer on June 1, 2005, the date he commenced his employment. We had not previously granted any stock price performance based options. Due to the terms of this option, Accounting Principles Board Opinion No. 25 ("APB 25") requires the application of variable accounting and specifically requires the recognition of non-cash expense in the period that portions of the option vest or are deemed probable of vesting at the end of the reporting period. The vesting of this option is directly determined by the price level of trading activity in our stock, and the conditions required to recognize a related non-cash expense did not occur in the interim period ended June 30, 2005. However, had the conditions required the recognition of a non-cash expense related to this option under APB 25, our accounting procedures at June 30, 2005 would not have correctly applied APB 25. In August 2005 we improved the processes covering equity transactions and continuous compliance review by the Director of Finance. We are continuing to strengthen our internal control procedures to ensure that all aspects of our financial reporting process, including APB 25 and Statement of Financial Accounting Standards No. 123 application, are reviewed and approved by our Director of Finance to evidence full compliance with U.S. generally accepted accounting principles. In addition, we will consider contracting additional consultants in our accounting and reporting function as we believe appropriate, and have updated our contract and agreement approval policy to enhance our internal controls.

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SciClone have been detected.

We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 7, 2005 to elect six (6) directors, to approve the amendment to the Company's 2004 Stock Option Plan to increase the maximum aggregate number of shares that may be issued thereunder, to approve the amendment and restatement of the Company's 2004 Stock Option Plan as the 2005 Equity Incentive Plan, to approve the amendment of the Company's 2004 Outside Directors Stock Option Plan to increase the maximum aggregate number of shares that may be issued thereunder, and to ratify Ernst & Young LLP as the Company's independent auditors for fiscal 2005.

At the Annual Meeting of Stockholders, all of the director nominees were elected by the following number of votes:

	For	Votes Withheld
Dean S. Woodman John D. Baxter, M.D. Richard J. Hawkins Rolf H. Henel Ira D. Lawrence, M.D. Jon S. Saxe	34,711,651 33,707,420 34,677,430 34,695,145 35,702,107 33,956,273	3,234,121 4,238,352 3,268,342 3,250,627 2,243,665 3,989,499

Stockholders approved the amendment to the Company's 2004 Stock Option Plan to increase the maximum aggregate number of shares that may be issued thereunder by 2,300,000 shares from 2,500,000 shares to 4,800,000 shares by the following number of votes: 11,275,906 for; 7,986,223 against; 119,908 abstaining; and 18,563,735 broker non-votes.

Stockholders approved the amendment and restatement of the Company's 2004 Stock Option Plan as the 2005 Equity Incentive Plan by the following number of votes: 13,571,940 for; 5,696,015 against; 114,082 abstaining; and 18,563,735 broker non-votes.

Stockholders approved the amendment of the Company's 2004 Outside Directors Stock Option Plan to increase the maximum aggregate number of shares that may be issued thereunder by 550,000 shares from 465,000 shares to 1,015,000 shares by the following number of votes: 11,116,450 for; 8,126,943 against; 138,644 abstaining; and 18,563,735 broker non-votes.

Stockholders ratified Ernst & Young LLP as the Company's independent auditors for fiscal 2005 by the following number of votes: 36,207,250 for; 1,615,232 against; and 123,290 abstaining.

Item 6. Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.
3(ii).1(1)	Bylaws.
4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.
4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.
4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.
4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.
4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.
4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.
4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.
4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.
10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.
10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.
10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.
10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.
10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.
10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.
10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.
31.1(~~8~~)	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2(8)	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1(~~8~~)	Section 1350 Certification of Chief Executive Officer.
32.2(~~8~~)	Section 1350 Certification of Chief Financial Officer.

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

(1) Incorporated by reference from the Company's Current Report on Form 8-K filed on July 28, 2003.

(2) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 14, 1997.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2001.

(5) Incorporated by reference from the Company's Current Report on Form 8-K filed on April 29, 2005.

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 1, 2005.

(7) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 17, 2005.

(8) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)
Date: August 9, 2005	/s/ Richard A. Waldron Richard A. Waldron Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Sequentially Numbered Page
3(i).1(1)	Amended and Restated Certificate of Incorporation
3(ii).1(1)	Bylaws.
4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.
4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.
4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.
4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.
4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.
4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.
4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.
4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.
10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.
10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.
10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.
10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.
10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.
10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.
10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.
31.1(8)	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2(8)	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1(8)	Section 1350 Certification of Chief Executive Officer.
32.2(8)	Section 1350 Certification of Chief Financial Officer.

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

(1) Incorporated by reference from the Company's Current Report on Form 8-K filed on July 28, 2003.

(2) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 14, 1997.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2001.

(5) Incorporated by reference from the Company's Current Report on Form 8-K filed on April 29, 2005.

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 1, 2005.

(7) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 17, 2005.

(8) Filed herewith.