Form 10-Q
period 2005-09-30
SCICLONE PHARMACEUTICALS INC
filed 2005-11-04
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, 45,856,863 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,241,000	$41,204,000
Restricted short-term investments	693,000	700,000
Other short-term investments	12,590,000	9,395,000
Accounts receivable, net of allowance of $447,000 in 2005 and $452,000 in 2004	10,279,000	10,279,000
Inventories	3,475,000	4,179,000
Prepaid expenses and other current assets	985,000	1,478,000

Total current assets	64,263,000	67,235,000
Property and equipment, net	377,000	398,000
Intangible assets, net	490,000	542,000
Other assets	1,535,000	1,534,000

Total assets	$66,665,000	$69,709,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,425,000	$1,733,000
Accrued compensation and employee benefits	1,907,000	2,177,000
Accrued professional fees	517,000	452,000
Other accrued expenses	2,142,000	1,409,000
Accrued clinical trial expenses	2,157,000	1,500,000
Deferred revenue	269,000	537,000
Convertible notes payable	5,600,000	4,000,000

Total current liabilities	14,017,000	11,808,000
Deferred revenue	—	134,000
Other long-term liabilities	—	1,044,000
Convertible note payable	—	1,600,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 45,856,863 and 44,677,845 shares issued and outstanding in 2005 and 2004, respectively	46,000	45,000
Additional paid-in capital	210,205,000	206,608,000
Accumulated other comprehensive income	53,000	38,000
Accumulated deficit	(157,656,000)	(151,568,000)

Total stockholders’ equity	52,648,000	55,123,000

Total liabilities and stockholders’ equity	$66,665,000	$69,709,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product sales	$7,016,000	$5,753,000	$20,528,000	$16,780,000
Contract revenue	134,000	134,000	402,000	1,497,000

Total revenues	7,150,000	5,887,000	20,930,000	18,277,000
Cost of product sales	1,337,000	1,109,000	3,500,000	3,429,000

Gross margin	5,813,000	4,778,000	17,430,000	14,848,000

Operating expenses:
Research and development	4,233,000	4,858,000	11,193,000	13,552,000
Sales and marketing	2,668,000	2,317,000	7,428,000	7,290,000
General and administrative	2,273,000	2,573,000	5,481,000	5,022,000

Total operating expenses	9,174,000	9,748,000	24,102,000	25,864,000

Loss from operations	(3,361,000)	(4,970,000)	(6,672,000)	(11,016,000)

Interest and investment income	368,000	156,000	887,000	384,000
Interest expense	(90,000)	(90,000)	(271,000)	(271,000)
Other income (expense), net	(6,000)	(9,000)	(32,000)	(20,000)

Net loss	$(3,089,000)	$(4,913,000)	$(6,088,000)	$(10,923,000)

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.13)	$(0.24)

Weighted average shares used in computing basic and diluted net loss per share	45,725,431	44,651,084	45,146,287	44,610,958

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(6,088,000)	$(10,923,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,000	157,000
Non cash expense related to employee stock options	472,000	—
Changes in operating assets and liabilities:
Accounts receivable	—	(47,000)
Inventories	704,000	1,442,000
Prepaid expenses and other assets	474,000	1,721,000
Accounts payable and other accrued expenses	(76,000)	(2,017,000)
Accrued compensation and employee benefits	(814,000)	820,000
Accrued clinical trials expense	657,000	(889,000)
Accrued professional fees	65,000	16,000
Deferred revenue	(402,000)	(402,000)

Net cash used in operating activities	(4,842,000)	(10,122,000)

Investing activities:
Purchases of property and equipment	(73,000)	(166,000)
Purchases of marketable securities	(3,173,000)	(56,000)

Net cash used in investing activities	(3,246,000)	(222,000)

Financing activities:
Proceeds from issuances of common stock, net of financing costs	3,125,000	236,000

Net cash provided by financing activities	3,125,000	236,000

Net decrease in cash and cash equivalents	(4,963,000)	(10,108,000)
Cash and cash equivalents, beginning of period	41,204,000	52,899,000

Cash and cash equivalents, end of period	$36,241,000	$42,791,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

SciClone was reincorporated in the State of Delaware on July 18, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet at December 31, 2004 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company has made a classification change within the short-term liabilities in the condensed consolidated balance sheet as of December 31, 2004 to conform to the current period presentation.

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

The total number of shares excluded from the calculations of diluted net loss per share for the potential conversion of the outstanding convertible notes were 1,368,280 for the three and nine-month periods ended September 30, 2005 and 2004, respectively. The total number of shares under outstanding options excluded from the calculation of diluted net loss per share was 6,457,202 as of September 30, 2005 and 6,653,084 as of September 30, 2004. The total number of shares under outstanding warrants excluded from the calculations of diluted net loss per share was none as of September 30, 2005 and 904,760 as of September 30, 2004.

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

Pro forma information regarding net loss per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (collectively “SFAS 123”) and has been determined as if the Company had accounted for its stock awards under the fair value method of the Statements. The fair value of the awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three-month and nine-month periods ended September 30, 2005 and the corresponding periods in 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average fair value of stock options granted	$—	$2.36	$1.98	$3.26
Risk-free interest rate	—	4.90%	3.60%	2.50%
Dividend yield	—	0.00%	0.00%	0.00%
Volatility factor of the expected market price of our common stock	—	84.00%	75.00%	88.00%
Weighted-average expected life of option (years)	—	4	5	4

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and director stock awards have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and purchases through the employee stock purchase plan.

Our CEO was granted a target stock price award (see Footnote 10, CEO Employment Agreement) and, therefore, the grant date fair values related to each of the four vesting portions of this award have been calculated and the related expense included in the SFAS 123 pro forma expense disclosure over their derived service periods. For the three-month and nine-month periods ended September 30, 2005, approximately $99,000 and $132,000, respectively is included in the SFAS 123 pro forma expense below related to this award.

The following table illustrates the Company’s pro forma net loss and net loss per share, had compensation expense for the Company’s option and employee purchase plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(3,089,000)	$(4,913,000)	$(6,088,000)	$(10,923,000)
Total stock-based employee compensation expense included in reported net loss	423,000	—	472,000	—
Total stock-based employee compensation expense determined under the fair value based method for all awards	(755,000)	(1,659,000)	(2,260,000)	(3,517,000)

Net loss - pro forma	$(3,421,000)	$(6,572,000)	$(7,876,000)	$(14,440,000)

Basic and diluted net loss per share - as reported	$(0.07)	$(0.11)	$(0.13)	$(0.24)

Basic and diluted net loss per share - pro forma	$(0.07)	$(0.15)	$(0.17)	$(0.32)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years due to the different number of options granted each year.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which revises SFAS 123, and supersedes APB 25, and its related implementation guidance. Generally the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee or director provides service in exchange for the award. We expect to adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees and directors using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options and employee stock purchase plans. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our cash or overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R using the Black-Scholes option pricing model in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in the Accounting for Stock-Based Compensation section.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on our available-for-sale securities. For the three-month periods ended September 30, 2005 and 2004, the Company’s total comprehensive loss amounted to $(3,077,000) and $(4,873,000), respectively. For the nine-month periods ended September 30, 2005 and 2004, the Company’s total comprehensive loss amounted to $(6,073,000) and $(10,860,000), respectively.

4. Investments

The following is a summary of available-for-sale and held-to-maturity securities at September 30, 2005 and December 31, 2004:

	Available-For Sale Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
September 30, 2005:
Certificates of deposit	$814,000	$—	$814,000
U.S. government obligations	—	—	—
Short-term municipal securities	9,350,000	—	9,350,000
Corporate equity securities	51,000	54,000	105,000

	$10,215,000	$54,000	$10,269,000

December 31, 2004:
Certificates of deposit	$805,000	$—	$805,000
U.S. government obligations	22,843,000	—	22,843,000
Short-term municipal securities	9,200,000	—	9,200,000
Corporate equity securities	51,000	38,000	89,000

	$32,899,000	$38,000	$32,937,000

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
September 30, 2005:
U.S. Treasury securities	$3,014,000	$—	$3,014,000

	$3,014,000	$—	$3,014,000

December 31, 2004:
U.S. Treasury securities	$—	$—	$—

	$—	$—	$—

As of September 30, 2005, there was $693,000 in restricted short-term investments and $9,576,000 in other short-term investments held in available-for-sale securities. As of December 31, 2004, the available-for-sale securities are included as follows: $22,843,000 in cash and cash equivalents; $700,000 in restricted short-term investments and $9,395,000 in other short-term investments. As of September 30, 2005 and December 31, 2004 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities; however, they are highly rated, highly liquid and their interest rate is reset at auction every 30 days. The Company’s interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

As of September 30, 2005, there was $3,014,000 in other short-term investments held-to-maturity securities. These securities are U.S. Treasury bills which will mature in February 2006. As of December 31, 2004, there were no held-to-maturity securities.

5. Inventories

The following is a summary of inventories at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Raw materials	$1,619,000	$1,517,000
Work in progress	557,000	276,000
Finished goods	1,299,000	2,386,000

	$3,475,000	$4,179,000

6. Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Prepaid insurance	$53,000	$694,000
Prepaid rent	111,000	102,000
Prepaid clinical trial expense	41,000	247,000
VAT receivable	402,000	142,000
Other prepaid expenses	378,000	293,000

	$985,000	$1,478,000

7. Intangible Assets

The following is a summary of intangible assets at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(1,966,000)	(1,914,000)

	$490,000	$542,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis. Amortization expenses for each of the three-month periods ended September 30, 2005 and 2004 was $17,500 and for each of the nine-month periods ended September 30, 2005 and 2004 was $52,000. For the years ending December 31, 2005 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company’s policy is to identify and record impairment losses on intangible product rights when events or circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There have been no impairment losses recorded to date.

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

9. Other Accrued Expenses

The following is a summary of other accrued expenses at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Accrued royalties	$500,000	$420,000
Accrued pre-clinical trial expenses	302,000	133,000
Accrued interest payable	88,000	52,000
Accrued sales and marketing expenses	478,000	492,000
Accrued manufacturing costs	230,000	—
Other	544,000	312,000

	$2,142,000	$1,409,000

10 CEO Employment Agreement

The Company entered into an employment agreement with its new CEO effective June 1, 2005. In accordance with the CEO employment agreement, the CEO’s new hire bonus of $100,000 will be amortized over two years. In 2008, the Board of Directors is obligated to consider an award to the CEO of a special cash bonus of up to $300,000, based on the CEO’s achievement of the previously agreed upon performance targets over the years 2005-2007. The Company will estimate the probable amount of this long-term incentive bonus on a quarterly basis in order to accrue the bonus over the related performance period. In the quarter ended September 30, 2005, the Company accrued approximately $39,000 relating to the special cash bonus. All expenses related to the CEO employment agreement, including the accrual for the special cash bonus, are being recorded to general and administrative expenses in the accompanying statements of operations.

The employment agreement included the award of two options. The first option is to purchase 400,000 shares of the Company’s common stock at $2.97 per share, the closing price on the Nasdaq National Market of a share of the Company’s common stock on June 1, 2005. The option has a term of 10 years and, subject to the CEO’s continued employment by the Company, will vest in annual installments on each of the first four anniversaries of June 1, 2005. The Company has not recognized any compensation expense related to this stock option as it was granted with an exercise price equal to the price of the Company’s common stock on the date of grant.

The second option granted to the CEO is to purchase 400,000 shares of the Company’s common stock at $2.97 per share, the closing price on the Nasdaq National Market of a share of the Company’s common stock on June 1, 2005. This option has a term of 10 years and 25% of such second option will vest upon the Company’s common stock trading after June 1, 2005 for at least 30 consecutive calendar days at or greater than a target closing stock price, as reported on the Nasdaq National Market, of (a) $4.50 on or before June 1, 2008, (b) $6.00 on or before June 1, 2009, (c) $8.00 on or before June 1, 2010, and (d) $10.00 on or before June 1, 2011, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure.

Under APB 25, the Company recognizes non-cash expense related to the stock price performance based option granted to our Chief Executive Officer on June 1, 2005, the date he commenced his employment. The terms of this option require the application of variable accounting, and the related non-cash expense to be recognized is effected by the price level of trading activity in our stock. The Company recognizes non-cash expense when the vesting of a portion of the option is determined to be probable. At June 30, 2005, the vesting of a portion of the option was not probable and, therefore, no expense related to this option was recognized for the three-month period ended June 30, 2005. During the three-month period ended September 30, 2005 the market price of the Company’s common stock price had closed above $4.50 for at least 30 consecutive calendar days thus triggering the vesting of 25% of the shares underlying the option. Therefore, the Company recognized a $423,000 non-cash expense attributable to this vesting in the three-month period ended September 30, 2005.

Under SFAS 123, the second option is considered a target stock price award and, therefore, the grant date fair values related to each of the four vesting portions of this award have been calculated and the related expense included in the SFAS 123 pro forma expense disclosure over the derived service periods for each of the four vesting portions of the award. The aggregate fair value of the award was estimated to be $691,000 at the date of grant using a Monte Carlo simulation option pricing model with the following assumptions, risk-free interest rate of 4.097%; dividend yield of 0%; volatility factor of 74% and expected life of 10 years. The fair values of the four vesting portions of the awards of $186,000, $173,000, $166,000 and $166,000 are being amortized over their related derived service periods which are 13, 21, 28, and 36 months, respectively. For the three-month and nine-month periods ended September 30, 2005, approximately $99,000 and $132,000, respectively, of such expense is included in the SFAS 123 pro forma expense (see Footnote 2, Significant Accounting Policies, Accounting for Stock-Based Compensation).

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

Overview

SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. We and Sigma-Tau, our European marketing and development partner, are currently evaluating our lead product, ZADAXIN, in several late stage clinical trials for the treatment of patients with the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and certain types of cancer. Our primary objective is to obtain regulatory approvals for ZADAXIN and optimize its commercial opportunities for the treatment of these indications in the major pharmaceutical markets of the United States, Europe and Japan. We believe the worldwide market for HCV therapies alone was approximately $3 billion in 2004 and could exceed $8 billion in 2012. Our two ongoing ZADAXIN phase 3 HCV clinical trials in the United States are designed to demonstrate the efficacy of ZADAXIN used in combination with pegylated interferon alpha for the treatment of HCV patients who have failed previous therapy, commonly referred to as non-responders. We expect to report data from the first HCV phase 3 trial by mid-December 2005 and from the second HCV phase 3 trial in the early part of 2006. The objective of these U.S. trials is to use the results, if positive, to achieve regulatory approval in the United States. In Europe, Sigma-Tau is conducting a phase 3 HCV non-responder trial evaluating ZADAXIN in combination with pegylated interferon alpha and ribavirin, now considered to be the current standard of care. The results of this triple therapy trial, if successful, as well as results from additional future clinical trials would be used to provide additional clinical data on ZADAXIN’s use as an addition to the current treatment regimen for a majority of hepatitis C patients and to support regulatory and commercial prospects for ZADAXIN in a variety of clinical settings. ZADAXIN is also being evaluated in an ongoing phase 2 malignant melanoma clinical trial in Europe sponsored by Sigma-Tau, ongoing phase 2 proof-of-concept studies in the United States for the treatment of liver cancer, and an ongoing HBV clinical trial in Taiwan. ZADAXIN is approved for sale in more than 30 other countries primarily for the treatment of HBV. Our largest current market is in China where the sale of ZADAXIN is supported by our organization of approximately 100 medical representatives. We intend to leverage this significant marketing capability by in-licensing additional drug products that may be effectively and efficiently sold by our organization to the hospital-based pharmaceutical market in China. Our other proprietary drug development candidate is SCV-07, a potential therapeutic to treat viral and other infectious diseases. We commenced a phase 1 clinical trial in the United States for SCV-07 in August 2005.

Results of Operations

Total Revenues

Product sales were $7,016,000 and $20,528,000 for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $5,753,000 and $16,780,000 for the corresponding periods in 2004. All product sales in each period were derived from sales of ZADAXIN. The increases in these periods were attributable to higher volumes of product sold as prices have remained stable between the 2004 and 2005 periods. For the three-month and nine-month periods ended September 30, 2005, sales to customers in China accounted for approximately 92% of product sales. For the three-month and nine-month periods ended September 30, 2004, sales to customers in China accounted for approximately 91% of product sales.

For the three-month period ended September 30, 2005, sales to three importing agents in China accounted for approximately 15%, 31% and 46% of our product sales, respectively. For the nine-month period ended September 30, 2005, sales to three importing agents in China accounted for 16%, 26% and 49% of our product sales, respectively. For the three-month period ended September 30, 2004, sales to one importing agent in China accounted for 92% of our product sales. However, for the nine-month period ended September 30, 2004, the same importing agent in China accounted for only 32% of our product sales and two other importing agents in China accounted for 59% of our product sales. We expect that the share of our product sales to China will vary among a small number of importing agents from quarter to quarter.

Contract revenue was $134,000 and $402,000 for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $134,000 and $1,497,000 for each of the corresponding periods in 2004. Contract revenue in the nine-month period ended September 30, 2004 period included a $1,000,000 milestone payment from Sigma-Tau for completion of enrollment in our U.S. phase 3 hepatitis C trials. All of the other contract revenue in the 2004 and 2005 periods was recognized in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the requirements under our contract with Sigma-Tau.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 81% and 83% for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to 81% and 80% for the corresponding periods in 2004. The prices of ZADAXIN sales were similar in the comparable periods, and the increase in gross margin percentage in the nine-month period ended September 30, 2005 was primarily the result of lower product costs for product sold in that period. In addition, the cost of $324,000 of the product sold in the nine-month period ended September 30, 2005 had been previously written off in 2003 as a result of management’s concerns at that time of its salability because this inventory was approaching its minimum shelf life accepted by our customers. There was no such effect from this previously written-off inventory in the quarter ending September 30, 2005 and we expect such factors to have no effect in subsequent quarters. The average unit cost of products sold in subsequent quarters is expected to be higher than that for the nine-month period ended September 30, 2005. We expect cost of product sales, and gross margin on product sales, to vary from period to period, depending upon the sales levels and prices of ZADAXIN, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and Development Expenses

Research and development expenses were $4,233,000 and $11,193,000 for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $4,858,000 and $13,552,000 for the corresponding periods in 2004. The decrease was primarily related to the U.S. phase 3 hepatitis C clinical trials, which are nearing completion by the end of 2005. The initiation and continuation of our current clinical development programs has had and will continue to have a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our future costs through June 30, 2006 relating to our current U.S. phase 3 clinical trials will be approximately $2,200,000 and that our share of the future costs through 2007 of the current European HCV phase 3 clinical trial will be approximately $3,000,000. We estimate that our recently commenced phase 1 clinical trial in the United States for SCV-07 will cost approximately $1,000,000 through early 2006. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing Expenses

Sales and marketing expenses were $2,668,000 and $7,428,000 for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $2,317,000 and $7,290,000 for the corresponding periods in 2004. In the three-month and nine month periods ended September 30, 2005, the higher levels of sales and marketing expenses were primarily due to increased expenses related to conferences of $181,000 and $36,000, respectively, and increased expenses associated with the expansion of our marketing efforts of $76,000 and $64,000, respectively. We expect sales and marketing expenses to vary in the next several quarters and to increase in the next several years if we are successful in our efforts to expand our commercialization and marketing efforts.

General and Administrative Expenses

General and administrative expenses were $2,273,000 and $5,481,000 for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $2,573,000 and $5,022,000 for the corresponding periods in 2004.

The decrease in general and administrative expenses in the three-month period ended September 30, 2005 compared to the same period in 2004 was primarily attributable to a non-recurring expense of $1,098,000 in connection with the separation of our former Chief Executive Officer in 2004, partially offset by non-cash performance-based option expenses of $423,000, increase in legal fees of approximately $191,000 and increase in payroll related expenses of $240,000 in the 2005 period. The increase in the nine-month period ended September 30, 2005 compared to the same period in 2004 was primarily attributable to increase in legal fees of $476,000, increase in accounting fees of $187,000, non-cash option expenses of $472,000 and increase in payroll related expenses of approximately $230,000 in the 2005 period partially offset by a non-recurring expense of $1,098,000 in connection with the separation of our former Chief Executive Officer in 2004. In the near term, we expect general and administrative expenses to increase from prior periods, and to vary from quarter to quarter as we increase our expenses for general and administrative activities to support increased securities regulation requirements and legal and regulatory activities. Additionally if our stock price maintains 30 consecutive calendar days at or greater than a target closing price, we would also recognize non-cash employee stock-based compensation expense related to the vesting of the CEO’s target stock price award. For further information, see note 10 to the financial statements “CEO Employment Agreement.”

Interest and Investment Income and Expense

Interest and investment income was approximately $368,000 and $887,000 for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $156,000 and $384,000 for the corresponding periods in 2004. The increases were primarily due to cash balances earning higher interest rates in the 2005 periods. Interest expense of $90,000 in each of the respective three-month periods ended September 30, 2005 and 2004, and of $271,000 in each of the nine-month periods ended September 30, 2005 and 2004, relates to the $5,600,000 of convertible notes payable outstanding throughout these periods.

Liquidity and Capital Resources

On September 30, 2005 and December 31, 2004, we had $49,524,000 and $51,299,000, respectively, in cash, cash equivalents and short-term investments including $693,000 and $700,000, respectively, of restricted short-term investments. We currently estimate cash, cash equivalents and short-term investments at December 31, 2005 will be lower than the balance at September 30, 2005. The expected decrease in this balance is attributable to further expected net losses and the assumption that the outstanding $4,000,000 note, convertible into our common stock at a price of $9.8133 per share, due December 2005 will be repaid rather than converted. The short-term investments consist primarily of U.S. Treasury securities and highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by a certificate of deposit. On September 30, 2005, the letters of credit totaled $693,000 and were comprised of $633,000 under our lease agreement and $60,000 to facilitate our value added tax filings in Europe.

Net cash used in operating activities amounted to $4,842,000 for the nine-month period ended September 30, 2005 as compared to net cash used in operating activities in the amount of $10,122,000 in the corresponding period in 2004. The change in the 2005 period was primarily due to a lower net loss incurred.

Net cash used by us in investing activities amounted to $3,246,000 for the nine-month period ended September 30, 2005, as compared to net cash used by us in investing activities in the amount of $222,000 for the corresponding period in 2004. The change is due to the purchase of U.S. Treasury securities in the amount of $3,173,000 in the 2005 period.

Net cash provided by financing activities amounted to $3,125,000 for the nine-month period ended September 30, 2005, of which $3,002,000 was related to the exercising of outstanding options under our employee stock option plans, and $123,000 was from the issuance of common stock under our employee stock purchase plan. For the nine-month period ended September 30, 2004, net cash provided by financing activities amounted to $236,000, all of which was generated from the issuance of common stock under our employee stock purchase plan.

We have an outstanding $1,600,000 convertible note that matures in March 2006 and is convertible into 276,530 shares of common stock at a fixed conversion price of $5.7860 per share. The note holder also has the right to purchase, at any time up to the note’s maturity date, approximately $2,400,000 of convertible notes due March 2006. If issued, the notes will bear no interest (zero coupon) and will be convertible into 276,530 shares of common stock at a fixed conversion price of $8.5532 per share. The Company may elect in lieu of delivering convertible notes to deliver the respective number of shares of common stock.

We intend to give priority use of our financial resources to ZADAXIN clinical programs. We estimate that our future costs through June 30, 2006 relating to our current U.S. phase 3 clinical trials will be approximately $2,200,000 and that our share of the future costs through 2007 of the current European HCV phase 3 clinical trial will be approximately $3,000,000. We estimate that our recently commenced phase 1 clinical trial in the United States for SCV-07 will cost approximately

$1,000,000 through early 2006. We believe our existing capital resources and funds from product sales are sufficient to complete these trials and to proceed with the clinical development of SCV-07 and to initiate possible additional clinical trials for ZADAXIN in the United States, Europe or in Japan. If our HCV clinical trials are successful and we receive FDA approval by the U.S. Food and Drug Administration (FDA) we believe that our capital resources are sufficient to begin commercialization of ZADAXIN in the United States. We may undertake additional studies to obtain data to allow us to optimize the commercial success of ZADAXIN in a variety of clinical settings. In particular, we believe that supporting the use of ZADAXIN as an addition to the current treatment for the majority of hepatitis C patients may require additional trials. However, we cannot assure you that our capital resources will be sufficient, or that sales of ZADAXIN, if approved in the United States, will result in profitable operations. If we need to raise additional financing, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products.

Contractual Obligations

There were no material changes in the nine-month period ended September 30, 2005 to our contractual obligations as disclosed in our Form 10-K/A for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three-month period ended September 30, 2005.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee or director provides service in exchange for the award. We expect to adopt SFAS 123R on January 1, 2006.

As permitted by Statement of Financial Accounting Standards (SFAS) 123, the Company currently accounts for share-based payments to employees and directors using Accounting Principles Board Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options and employee stock purchase plans. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our cash or overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R using the Black-Scholes option pricing model in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in the Accounting for Stock-Based Compensation section of Note 2 of our condensed consolidated financial statements.

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

Our two phase 3 HCV clinical trials in the United States have been designed to show that the combination of ZADAXIN and pegylated interferon alpha adds a significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responders. We cannot assure you that the results of this combination therapy will be favorable, or that the independent use of pegylated interferon alpha will not perform better than anticipated, either of which could reduce the chances that an NDA will be approved or that we will submit an NDA based on such results. The protocols of our two U.S. phase 3 clinical trials are essentially identical except that one trial includes HCV patients without evidence of cirrhosis and the other trial includes cirrhotic HCV patients. HCV patients whose disease has progressed to cirrhosis have been shown to be very difficult to treat with the current standard of care. Even if our trial with non-cirrhotic patients yields favorable results, our trial with cirrhotic patients may not be successful and we may be unable to obtain regulatory approval. If the combination therapy of ZADAXIN and pegylated interferon alpha causes significant adverse side effects beyond those caused by pegylated interferon alpha alone, the ongoing treatment in our clinical trials could be halted or delayed, or the regulatory agencies may reject an NDA due to safety issues. If any of the foregoing occurs, our efforts to market and sell ZADAXIN in the United States and Europe will be significantly impaired, our sales to international markets including China will be adversely affected, our business will suffer and the price of our stock may decline.

In addition, ZADAXIN is being evaluated in other clinical trials. In particular, Sigma-Tau is conducting a phase 2 malignant melanoma trial using ZADAXIN. In August 2005, we announced that early observations showed a promising ZADAXIN dose-related response in this trial. Sigma-Tau expects to release preliminary data by the end of 2005, however, we cannot ensure that these data will be released at this time or that the data will confirm the promising response of the early observations. Since these data are preliminary in nature, they may not be indicative of final data. The HBV trial in Taiwan has not been fully enrolled. If the results of either of these trials are unfavorable our prospects for ZADAXIN registration for such indication, current and future sales of ZADAXIN, and our stock price may be adversely affected.

Higher than anticipated patient drop out rates in our clinical trials could make it more difficult to obtain regulatory approval.

Each of our two current phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, one trial treating patients with no liver damage and the other trial treating patients with mild cirrhosis of the liver. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts were expected, but have been higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. We do not expect that dropouts will prevent us from completing our trials. However, in general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers our chances of proving statistical significance which could adversely effect our preparation of an NDA.

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

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. Following the departure of our Chief Executive Officer on July 14, 2004, we

established an Office of the President, and believe that the Company continued to function effectively under the Office of the President. Our new President and Chief Executive Officer, Dr. Ira Lawrence, began his service to the Company on June 1, 2005. However, we may be affected adversely by any future changes in our key management personnel. There is intense competition for qualified management, scientific and technical personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance on any of our personnel.

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our financial condition will be harmed.

Our product revenue in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our financial condition will be harmed. In the nine-month period ended September 30, 2005, approximately 92% of our ZADAXIN sales were to customers in China. For the same periods in 2004, 2003 and 2002, sales to our customers in China accounted for approximately 92%, 88% and 88% respectively, of our ZADAXIN sales. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. In China, ZADAXIN is approved only for the treatment of HBV and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies have introduced lower priced locally manufactured generic thymosin which is a competitive product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. In addition, pharmaceutical products in China are subject to governmentally mandated price reductions and if such a reduction were imposed on ZADAXIN, our revenues in China and sales margin would be adversely affected. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

Our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including difficulties and delays in obtaining registrations, permits, pricing approvals and reimbursement, unexpected changes in regulatory requirements and political instability. We are also subject to the laws and regulations of other countries regarding the marketing, sale and distribution of our products in those countries where approvals have been obtained. We experience other issues with managing foreign sales operations including long payment cycles, difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, complying with reimbursement rules or compliance with other laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results could be adversely affected.

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

We are in the process of registering a new supplier for ZADAXIN with regulatory agencies in markets where ZADAXIN is approved for sale. We have received such registration in China. This process, quality assurance and other steps could cause delays or interruptions of supply in certain other markets. In some countries, a manufacturing change may require additional regulatory approvals which may delay ZADAXIN marketing approvals in new markets. In addition, manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale-up our manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost, either of which could cause delays or pose a threat to the ultimate commercialization of our products and harm our business.

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

We have experienced significant operating losses since our inception, and as of September 30, 2005, we had an accumulated deficit of approximately $158 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, particularly in the United States, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

We have limited sales, marketing and distribution capabilities, which may adversely affect our ability to successfully commercialize our products.

We currently have limited sales, marketing and distribution capabilities, and we anticipate that we may be relying on third-party collaborators to sell, market and distribute our products for the foreseeable future. If our arrangements with these third parties are not successful, or if we are unable to enter into additional third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. Our efforts to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which may harm our future operating results. Moreover, if we are able to further expand our sales, marketing and distribution capabilities, we will begin competing with other companies that have experienced and well-funded operations. If we cannot successfully compete with these larger companies, our revenues may not grow and our business may suffer.

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

We may not be able to proceed with filing for regulatory approval in Japan, and our dispute with SPKK may not be resolved in the near future.

Based on information received from Schering Plough KK (“SPKK”) and in conjunction with our own investigative efforts, we have determined that we cannot submit a Japanese new drug application (“JNDA”), or apply for a pre-JNDA preliminary review, for ZADAXIN as a therapy for hepatitis B to the Ministry of Health in Japan. This conclusion is based on SPKK’s failure to conduct certain audits and generate certain reports during the pre-2001 studies that it managed and our conclusion that such documentation cannot be created at this time. This conclusion is not based on the substantive results of the Japan trials, which showed ZADAXIN to have competitive efficacy and safety in the treatment of hepatitis B. We and SPKK continue to investigate and discuss the issues involved, and how this matter should be fairly resolved. We and SPKK recently agreed to submit the matter to mediation, which we expect to occur during our fourth fiscal quarter. We can not provide any assurance as to the outcome of the mediation. Should the mediation not occur in a timely manner, or if the companies are unable to reach a satisfactory conclusion, we are prepared to pursue arbitration. Arbitration can be expensive and protracted and there can be no assurance that this dispute will be concluded in the near future or resolved favorably to us.

We are now determining the appropriate development strategy for ZADAXIN in Japan; however, it is unlikely that we will be able to submit a JNDA for ZADAXIN in Japan for some years, if at all. If this process is restarted, it could be lengthy and could incur significant management time and expense.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	progress and results of clinical trials involving ZADAXIN;

•	progress of ZADAXIN through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in the United States, Europe and Japan;

•	timing and achievement of milestones;

•	announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

•	economic conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

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

As of September 30, 2005, stock options to purchase 6,457,202 shares of common stock were outstanding, of which options to purchase 3,863,068 shares were exercisable. Also, as of the same date, two notes convertible into a total of 684,140 shares of common stock were outstanding. The note holder has the right to purchase up to $8.3 million of additional convertible notes due on or before March 2006, which, if fully issued, will be convertible into an additional 684,140 shares of our common stock. Upon exercise of options or conversion of the notes, these issued shares of common stock will be freely tradable.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of October 20, 2005, one director has adopted such a plan, and other directors or officers may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in the quarter ended June 30, 2005, we identified a material weakness in our internal controls over financial reporting as defined in Public Company Accounting Oversight Board (“PCAOB”) Standard No. 2. This material weakness related to our failure, due to our lack of familiarity with certain technical stock option accounting matters, to evaluate the correct accounting effect of a stock price performance based option granted to our Chief Executive Officer on June 1, 2005, the date he commenced his employment. Due to the terms of this option, Accounting Principles Board Opinion No. 25 (“APB 25”) requires the application of variable accounting and specifically requires the recognition of non-cash expense in the period that portions of the option vest or are deemed probable of vesting at the end of the reporting period. The vesting of this option is directly determined by the price level of trading activity in our stock, and the conditions required to recognize a related non-cash expense did not occur in the interim period ended June 30, 2005. However, had the conditions required the recognition of a non-cash expense related to this option under APB 25, our accounting procedures at June 30, 2005 would not have correctly applied APB 25. Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2005. The Company’s management has identified the steps necessary to address the material weakness described above, and has executed remediation plans, as discussed in “Item 4. Controls and Procedures” of this quarterly report on Form 10-Q.

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

New accounting pronouncements may impact our financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (“FASB”) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We expect to adopt SFAS 123R on January 1, 2006. The Company currently accounts for share-based payments to employees and directors using Accounting Principles Board Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options and employee stock purchase plans. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our cash or overall financial position.

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

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. Through the periods ended September 30, 2005, this exposure to currency exchange rate fluctuations has been minimal because the Chinese currency had been pegged to the U.S. dollar. However, the Chinese currency is no longer pegged to the U.S. dollar and consequently, our foreign operations may expose us to greater risk of decreased sales due to currency exchange rate fluctuations in the future. In addition, we are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our marketing efforts in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $195,044 decrease (0.6%) in fair value of our investments. This potential change is based on sensitivity analyses performed on our financial position at September 30, 2005. Actual results may differ materially.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Financial Officer and our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

We previously identified a material weakness in our internal controls over financial reporting as defined in Public Company Accounting Oversight Board (“PCAOB”) Standard No. 2 in relation to the quarter ended June 30, 2005. This material weakness related to our failure, due to our lack of familiarity with certain technical stock option accounting matters, to evaluate the correct accounting effect of a stock price performance based option granted to our Chief Executive Officer on June 1, 2005, the date he commenced his employment. In August 2005, we improved the processes covering equity transactions and continuous compliance review by the Director of Finance. We are continuing to strengthen our internal control procedures to ensure that all aspects of our financial reporting process, including Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards No. 123 application, are reviewed and approved by our Director of Finance to evidence full compliance with U.S. generally accepted accounting principles. In addition, we have updated our contract and agreement approval policy to enhance our internal controls and will consider contracting additional consultants in our accounting and reporting function as we believe appropriate.

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SciClone have been detected.

We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.

10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.

31.1(8)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(8)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(8)	Section 1350 Certification of Chief Executive Officer.

32.2(8)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: November 4, 2005	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page
3(i).1(1)	Amended and Restated Certificate of Incorporation

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005

10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005

10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005

31.1(8)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(8)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(8)	Section 1350 Certification of Chief Executive Officer.

32.2(8)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Filed herewith.