Form 10-Q
period 2006-03-31
SCICLONE PHARMACEUTICALS INC
filed 2006-05-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2006, 45,899,107 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,073,000	$25,845,000
Restricted short-term investments	693,000	692,000
Other short-term investments	13,764,000	15,719,000
Accounts receivable, net of allowance of $97,000 in 2006 and $82,000 in 2005	11,320,000	9,701,000
Inventories	3,809,000	3,272,000
Prepaid expenses and other current assets	1,747,000	1,890,000

Total current assets	54,406,000	57,119,000
Property and equipment, net	350,000	380,000
Intangible assets, net	455,000	472,000
Other assets	1,525,000	1,544,000

Total assets	$56,736,000	$59,515,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,564,000	$626,000
Accrued compensation and employee benefits	830,000	1,960,000
Accrued professional fees	663,000	642,000
Other accrued expenses	2,280,000	1,687,000
Accrued clinical trial expenses	1,861,000	1,658,000
Deferred revenue	151,000	211,000
Convertible notes payable	—	1,600,000

Total current liabilities	7,349,000	8,384,000
Other long-term liabilities	—	68,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 45,899,107 and 45,877,420 shares issued and outstanding in 2006 and 2005, respectively	46,000	46,000
Additional paid-in capital	210,990,000	210,245,000
Accumulated other comprehensive income	56,000	53,000
Accumulated deficit	(161,705,000)	(159,281,000)

Total stockholders’ equity	49,387,000	51,063,000

Total liabilities and stockholders’ equity	$56,736,000	$59,515,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2006	2005
Product sales	$7,789,000	$6,661,000
Contract revenue	90,000	134,000

Total revenues	7,879,000	6,795,000
Cost of product sales	1,566,000	997,000

Gross margin	6,313,000	5,798,000

Operating expenses:
Research and development	3,829,000	3,481,000
Sales and marketing	2,832,000	2,328,000
General and administrative	2,387,000	1,620,000

Total operating expenses	9,048,000	7,429,000

Loss from operations	(2,735,000)	(1,631,000)
Interest and investment income	352,000	233,000
Interest and investment expense	(41,000)	(90,000)
Other income (expense), net	—	(6,000)

Net loss	$(2,424,000)	$(1,494,000)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Weighted average shares used in computing basic and diluted net loss per share	45,891,878	44,699,777

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(2,424,000)	$(1,494,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	674,000	—
Depreciation and amortization	64,000	55,000
Changes in operating assets and liabilities:
Accounts receivable	(1,619,000)	(1,497,000)
Inventories	(508,000)	785,000
Prepaid expenses and other assets	156,000	424,000
Accounts payable and other accrued expenses	1,531,000	(783,000)
Accrued compensation and employee benefits	(1,130,000)	(935,000)
Accrued clinical trials expenses	203,000	(387,000)
Accrued professional fees	21,000	185,000
Long-term liabilities	(68,000)	(544,000)
Deferred revenue	(60,000)	(134,000)

Net cash used in operating activities	(3,160,000)	(4,325,000)

Investing activities:
Purchases of property and equipment	(11,000)	(20,000)
Sales (purchases) of short-term investments	1,957,000	(52,000)

Net cash provided by (used in) investing activities	1,946,000	(72,000)

Financing activities:
Proceeds from issuances of common stock, net of financing costs	42,000	104,000
Repayment of notes payable	(1,600,000)	—

Net cash (used in) provided by financing activities	(1,558,000)	104,000

Net decrease in cash and cash equivalents	(2,772,000)	(4,293,000)
Cash and cash equivalents, beginning of period	25,845,000	41,204,000

Cash and cash equivalents, end of period	$23,073,000	$36,911,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

SciClone was reincorporated in the State of Delaware on July 18, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2005 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company has made a classification change between short-term and long-term liabilities in the consolidated balance sheet as of December 31, 2005 to conform to the current period presentation. As of December 31, 2005, $68,000 was reclassified from accrued compensation and employee benefits to other long-term liabilities.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Accordingly, the Company did not recognize compensation expense in accounting for its employee stock purchase plan or its stock option plans for options to employees and directors granted with exercise prices at fair market value.

The Company adopted FAS 123R using the modified-prospective transition method. Under this method, compensation cost recognized in the quarter ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123. Compensation cost also includes all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Results for prior periods have not been restated.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. In the Company’s pro forma information required under FAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets including our net operating loss carryforwards.

The following table illustrates the effect on income (loss) and net income (loss) per share, had compensation expense for the Company’s stock option and employee stock purchase plans been determined based on the fair value at the grant date consistent with the provisions of FAS 123:

Three Months Ended March 31, 2005
Net loss - as reported	$(1,494,000)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(677,000)

Net loss - pro forma	$(2,171,000)

Basic and diluted net loss per share - as reported	$(0.03)

Basic and diluted net loss per share - pro forma	$(0.05)

3.	Stockholders Equity

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

In May 2004, the Board of Directors and the stockholders of the Company approved the 2004 Stock Option Plan (the “2004 Plan”) and reserved 2,500,000 shares for issuance thereunder. The 2004 Plan permits the award of incentive stock options or nonstatutory stock options. In June 2005, the Board of Directors and stockholders of the Company approved an increase in the maximum number of shares issuable under the 2004 Plan by 2,300,000 shares to a total of 4,800,000 shares. The Board of Directors and stockholders also approved amendments to the 2004 Plan to expand the types of stock-based incentives authorized under the 2004 Plan and to restate the 2004 Plan as the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase rights, stock bonuses, restricted stock units, performance shares and performance units. The options are granted at fair market value on the date of grant and expire ten years from the date of grant.

Under the 1991, 1992, 1995 and 2005 Plans, options are exercisable upon conditions determined by the Board of Directors and expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years. Although the 1991, 1992 and 1995 Plans have expired, the outstanding options relating to them are fully valid.

In June 1995, the Board of Directors and the stockholders of the Company approved the 1995 Nonemployee Director Stock Option Plan (the “Nonemployee Director Plan”) and reserved 250,000 shares for issuance thereunder. In June 2000 and June 2002 the Board of Directors and stockholders of the Company approved an increase of 250,000 in the shares reserved for issuance under the Nonemployee Director Plan. In May 2004, the Board of Directors and stockholders of the Company approved the 2004 Outside Directors Stock Option Plan and reserved 465,000 shares for issuance thereunder and the Nonemployee Director Plan was canceled. The 2004 Outside Directors Stock Option Plan automatically grants nonqualified stock options to nonemployee directors upon their appointment or first election to the Company’s Board of Directors (“Initial Grant”) and annually upon their reelection to the Board of Directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). The options are granted at fair market value on the date of grant and expire ten years from the date of grant. Initial Grants will become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, and Annual Grants will become exercisable in twelve equal monthly installments from the date of grant, subject in each case to the Outside Director’s continuous service on our Board of Directors. In June 2005, the Board of Directors and stockholders of the Company approved an increase in the maximum number of shares issuable under the 2004 Outside Directors Stock Option Plan by 550,000 shares to a total of 1,015,000 shares.

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

The following table summarizes stock option activity during the three-month period ended March 31, 2006 under all option plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	6,527,126	$4.69
Granted	914,000	$2.34
Exercised	—	$0
Forfeited	(19,500)	4.08
Expired	(29,350)	$5.25

Options outstanding at March 31, 2006	7,392,276	$4.40	6.91	$2,801,000

Options exercisable at March 31, 2006	4,390,107	$5.09	5.45	$1,109,000

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.22 - $2.31	373,429	3.18	$1.55	361,429	$1.52
$2.34 - $2.34	905,000	9.90	$2.34	—	$0.00
$2.38 - $2.85	215,300	2.91	$2.45	203,029	$2.44
$2.97 - $2.97	800,000	9.17	$2.97	100,000	$2.97
$3.08 - $3.40	997,000	8.84	$3.36	346,119	$3.34
$3.68 - $3.84	785,945	5.68	$3.72	729,611	$3.71
$3.88 - $5.00	1,266,730	6.18	$4.68	905,337	$4.60
$5.23 - $5.83	1,233,197	6.85	$5.64	939,240	$5.61
$5.88 - $10.75	810,675	4.24	$9.51	800,342	$9.54
$12.50 - $12.50	5,000	3.92	$12.50	5,000	$12.50

	7,392,276	6.91	$4.40	4,390,107	$5.09

The total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was approximately $0 and $112,000, respectively.

For the three months ended March 31, 2006, the Company recorded $674,000 of compensation cost related to stock options and employee stock purchases, of which $233,000, $171,000 and $270,000 was recorded to research and development, sales and marketing and general and administrative expenses, respectively. As a result of adopting FAS 123R in the three-month period ended March 31, 2006, our loss from operations and net loss for the quarter is approximately $674,000 higher than if we had continued to account for share-based compensation under APB 25 as we did in the quarter ended March 31, 2005. Basic and diluted net loss per share for the three-month period ended March 31, 2006 would have been $0.04, if we had not adopted FAS 123R, compared to reported basic and diluted net loss of $0.05 per share. The total compensation cost capitalized in inventory was approximately $29,000 in the quarter ended March 31, 2006. For the three-month period ended March 31, 2005, there was no stock-based compensation cost.

The fair value of each stock award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercises and terminations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock. The expected dividend assumption is based on the Company’s history and expectations of dividend payouts.

The fair value of employee stock options granted under the Company’s stock option plans and the fair value of employee purchase rights granted under the Company’s employee stock purchase plan during the three months ended March 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Stock Option Plan	Three Months Ended March 31,
	2006	2005
Weighted-average fair value of stock options granted	$1.30	$1.94
Risk-free interest rate	4.55%	3.50%
Dividend yield	0.00%	0.00%
Volatility factor of the expected market price of our common stock	72.94%	75.00%
Weighted-average expected life of option (years)	3.7	4.0

Employee Stock Purchase Plan	Three Months Ended March 31,
	2006	2005
Weighted-average fair value of employee stock purchase plan purchases	$0.84	$0.54
Risk-free interest rate	3.17%	3.79%
Dividend yield	0.00%	0.00%
Volatility factor of the expected market price of our common stock	60.59%	74.23%
Weighted-average expected life (years)	0.75	0.24

In January 2006, the employee stock purchase plan was amended to be a non-compensatory plan under FAS 123R; therefore, no fair value calculation was performed for purchases subsequent to that date.

As of March 31, 2006, unamortized compensation expense related to unvested options was approximately $5,200,000. The weighted average period over which compensation expense related to these options will be recognized is 2.3 years.

The total fair value of options vested during the three-month period ended March 31, 2006 was $866,000.

4.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on our available-for-sale securities. For the three-month periods ended March 31, 2006 and 2005, the Company’s total comprehensive loss amounted to $(2,421,000) and $(1,499,000), respectively.

5.	Marketable Securities

The following is a summary of marketable securities at March 31, 2006 and December 31, 2005:

	Available-For Sale Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
March 31, 2006:
Certificates of deposit	$823,000	$—	$823,000
Short-term municipal securities	5,400,000	—	5,400,000
Corporate equity securities	51,000	56,000	107,000

	$6,274,000	$56,000	$6,330,000

December 31, 2005:
Certificates of deposit	$823,000	$—	$823,000
Short-term municipal securities	9,450,000	—	9,450,000
Corporate equity securities	51,000	53,000	104,000

	$10,324,000	$53,000	$10,377,000

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
March 31, 2006:
U.S. Treasury securities	$8,127,000	$—	$8,127,000

	$8,127,000	$—	$8,127,000

December 31, 2005:
U.S. Treasury securities	$6,034,000	$—	$6,034,000

	$6,034,000	$—	$6,034,000

As of March 31, 2006, there was $693,000 in restricted short-term investments and $5,637,000 in other short-term investments held in available-for-sale securities. As of December 31, 2005, there was $692,000 in restricted short-term investments and $9,685,000 in other short-term investments held in available-for-sale securities. As of March 31, 2006 and December 31, 2005 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities; however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, they are included as available-for sale securities. Our interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

As of March 31, 2006 and December 31, 2005, there were $8,127,000 and $6,034,000 respectively in other short-term investments classified as held-to-maturity securities. These securities are U. S. Treasury bills which will mature in May and August 2006. The fair market value of the investments approximated their cost at March 31, 2006 and December 31, 2005, respectively.

6.	Inventories

The following is a summary of inventories at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Raw materials	$883,000	$797,000
Work in progress	1,441,000	476,000
Finished goods	1,485,000	1,999,000

	$3,809,000	$3,272,000

7.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Prepaid insurance	$466,000	$702,000
Prepaid rent	107,000	107,000
Prepaid clinical trial expense	34,000	41,000
Prepaid pre-clinical trial expense	131,000	—
VAT receivable	558,000	464,000
Other prepaid expenses	451,000	576,000

	$1,747,000	$1,890,000

8.	Intangible Assets

The following is a summary of intangible assets at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(2,001,000)	(1,984,000)

	$455,000	$472,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expenses for each of the three-month periods ended March 31, 2006 and 2005 was $17,500. For the years ending December 31, 2006 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company’s policy is to identify and record impairment losses on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There have been no impairment losses recorded to date.

9.	Contract Revenue

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

10.	Accrued Expenses

The following is a summary of other accrued expenses at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Accrued royalties	$500,000	$500,000
Accrued pre-clinical trial expenses	127,000	93,000
Accrued interest payable	—	32,000
Accrued annual reports expense	29,000	60,000
Accrued sales and marketing expenses	470,000	501,000
Accrued manufacturing costs	708,000	47,000
Other	446,000	454,000

	$2,280,000	$1,687,000

11.	Subsequent Events

On April 24, 2006, we announced that Dr. Friedhelm Blobel will become our president and CEO and join our Board of Directors on June 2, 2006, and that Dr. Ira Lawrence will resign as president and CEO and become a consultant to the Company on such date. Dr. Lawrence will also continue to serve as a Director of the Company and will serve as a member of the Business Development Committee and the newly formed Science Review Committee of the Board of Directors. In accordance with the new CEO agreement, in 2008, the Board of Directors is obligated to consider an award to the new CEO of a special cash bonus of up to $300,000, based on the new CEO’s achievement of the previously agreed upon performance targets over the years 2006-2008. The Company will estimate the probable amount of this long-term incentive bonus on a quarterly basis in order to accrue the bonus over the related performance period. All expenses related to the CEO agreement will be recorded to general and administrative expenses.

The employment agreement also included the award of two options. The first option is to purchase 400,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on the Nasdaq National Market of a share of the Company’s common stock on June 2, 2006. The option has a term of 10 years and will vest in annual installments on each of the first four anniversaries of June 2, 2006. The Company will recognize compensation cost for these options based on the grant-date fair value estimated in accordance with the provision of FAS 123R. The Company will amortize the compensation cost over the vesting period, which is four years, using the straight line attribution method.

The second option granted to the new CEO is to purchase 600,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on the Nasdaq National Market of a share of the Company’s common stock on June 2, 2006. This option has a term of 10 years and 100,000 shares of such option will vest upon the Company’s common stock trading after June 2, 2006 for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on the Nasdaq National Market, each of (a) $4.50 on or before June 2, 2009, (b) $6.00 on or before June 2, 2010, (c) $8.00 on or before June 2, 2011, (d) $10.00 on or before June 2, 2012, (e) $12.00 on or before June 2, 2013, and (f) $14.00 on or before June 2, 2014, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure. The second option is considered a target stock price award and, therefore, the grant date fair values related to each of the six vesting portions of this award will be calculated and the related compensation cost will be expensed over the derived service periods for each of the six vesting portions of the award.

On April 3, 2006, we announced the resolution of our dispute with Schering Plough KK (SPKK) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000 on April 18, 2006 which will be recorded as income in the second quarter 2006.

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

Overview

SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases, primarily cancer and viral and other infectious diseases. Our lead product ZADAXIN is currently being evaluated in a large, phase 2 stage IV malignant melanoma clinical trial in Europe. In addition, a large clinical trial is ongoing in Europe using ZADAXIN as part of a novel triple therapy combination for the treatment of hepatitis C virus (HCV). ZADAXIN is approved for sale internationally, most notably in China where we have an established sales and marketing operation. Part of our strategy in China is to leverage our sales and marketing capabilities by in-licensing or acquiring the marketing rights to other products to market in this rapidly growing pharmaceutical market.

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

ZADAXIN currently is approved for sale internationally, primarily in Asia, the Middle East and Latin America, for the treatment of hepatitis B virus (HBV), HCV and for use as a vaccine adjuvant. ZADAXIN is marketed through our wholly-owned subsidiary SciClone Pharmaceuticals International Ltd. (SPIL). In 2005, revenues from the sale of ZADAXIN totaled $27.8 million, of which 91% were to China, an increasingly important and rapidly growing pharmaceutical market. We have established a strong sales and marketing operation in China with over 100 medical representatives in the field who are dedicated to promoting ZADAXIN to hospital-based physicians in the major metropolitan areas. While ZADAXIN is approved for the treatment of HBV and as a vaccine adjuvant in China, Chinese physicians are also prescribing it for use in certain cancer and intensive care settings.

SCV-07, our second proprietary drug development candidate, has shown evidence of clinical efficacy in multi-drug resistant tuberculosis and early pre-clinical data suggesting utility in a variety of viral and bacterial diseases. In a recently completed phase 1 clinical trial, SCV-07 appears to be safe and well tolerated at various single and multiple doses. We plan to initially evaluate the ability of SCV-07 to reduce the dose of a vaccine necessary to provide protection, and thereby allow scarce vaccines to benefit a far larger population, by conducting a proof-of-concept vaccine sparing trial using a subcutaneous formulation of SCV-07 with the influenza vaccine in the second half of 2006 to coincide with the flu vaccination season. In addition, we intend to conduct proof-of-concept clinical trials to determine other promising disease indications. Based on encouraging animal data, we also plan to conduct a Phase 1 clinical trial to determine if SCV-07 could be used orally, an attribute which would substantially broaden the potential clinical utility of this compound.

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Accordingly, we did not recognize compensation expense in accounting for our employee stock purchase plan or our stock option plans for options to employees and directors granted with exercise prices at fair market value.

Under FAS 123R, the fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model. We have segregated options awards into one homogenous for purposes of determining fair values of options. We determined weighted –average valuation assumptions for the group as follows:

Volatility – We estimated volatility using the historical share price performance over the expected life of the option. We also considered the implied volatility of our options, however, since our options are not actively traded, the information was not considered representative of our future estimated volatility. We believe the historical volatility of our stock price is indicative of expectations about expected future volatility.

Expected Term – We worked with various data points to determine the most applicable expected term. We considered the terms from option date to exercise date and from grant date to the date estimated as the date of full exercise. In addition, we considered the vesting schedules of the options, actual exercise history, and whether or not there were different exercise characteristics amongst distinguishable groups within the organization.

Risk-Free Interest rate – The risk free interest rate is based on the US treasury constant maturity rates with similar terms to the expected term of the option.

Dividend yield – The expected dividend yield is 0% as we have not and do not expect to pay dividends.

Expected Forfeitures—We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

Results of Operations

Total Revenues

Product sales were $7,789,000 for the three-month period ended March 31, 2006, as compared to $6,661,000 for the corresponding period in 2005. All product sales in each period were derived from sales of ZADAXIN. The increase was attributable to a higher volume of product sold as prices have remained stable between the 2006 and 2005 periods. Sales to customers in China accounted for approximately 92% and 91% of product sales for the three-month periods ended March 31, 2006 and 2005, respectively.

For the three-month period ended March 31, 2006, sales to two importing agents in China accounted for approximately 73% and 19% of our product sales. For the three-month period ended March 31, 2005, sales to two importing agents in China accounted for approximately 74% and 17% of our product sales. The single largest customer in each of these two periods was not the same importing agent, but the second largest customer was the same importing agent for each of these periods. We expect that the share of our product sales to China will vary among a small number of importing agents from quarter to quarter.

We recognized $90,000 and $134,000 of contract revenue for the three-month periods ended March 31, 2006 and 2005, respectively, all in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under our contract with Sigma-Tau.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 80% for the three-month period ended March 31, 2006, as compared to 85% for the corresponding period in 2005. Gross margin was significantly higher for the three-month period ended March 31, 2005 mostly due to lower average cost of product sold in that period. Gross margin for the 2006 period was at the levels of more recent three-month periods. We expect cost of product sales, and hence gross margin on product sales, to vary from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and Development

Research and development expenses were $3,829,000 for the three-month period ended March 31, 2006, as compared to $3,481,000 for the corresponding period in 2005. The higher level of research and development expenses was primarily due to stock-based compensation expense of $233,000 following the adoption of FAS 123R in addition to an increase in drug process development expenses of $195,000. The initiation and continuation of our current clinical development programs has had, and will continue to have, a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular quarter for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our future costs through the third quarter of 2006 relating to our current U.S. phase 3 clinical trials will be approximately $800,000 and that our share of the future costs through 2007 of the current European HCV phase 3 clinical trial will be approximately $2,100,000. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $2,832,000 for the three-month period ended March 31, 2006, as compared to $2,328,000 for the corresponding period in 2005. The higher level of sales and marketing expenses was primarily due to stock-based compensation expense of $171,000 following the adoption of FAS 123R and increases in expenses related to conferences of $271,000 and brochures and publication expenses of $71,000. We expect sales and marketing expenses to vary in the next several quarters and to increase in the next several years if we are successful in our efforts to expand our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $2,387,000 for the three-month period ended March 31, 2006, as compared to $1,620,000 for the corresponding period in 2005. The higher levels of general and administrative expenses were primarily due to stock-based compensation expense of $270,000 following the adoption of FAS 123R, increases in payroll related expenses of $301,000, consulting fees of $47,000 and accounting and legal fees of $27,000. In the near term, we expect general and administrative expenses to vary from quarter to quarter and to increase particularly due to increased audit costs and other activities related to compliance with additional securities regulation requirements.

Interest and Investment Income and Expense

Interest and investment income was approximately $352,000 for the three-month period ended March 31, 2006, as compared to $233,000 for the corresponding period in 2005. The increase was primarily due to cash balances earning interest at higher rates in the 2006 period. Interest and investment expense was $41,000 for the three-month period ended March 31, 2006 as compared to $90,000 for the corresponding period in 2005. The decrease in interest and investment expense is attributable to the repayment of a $4,000,000 note payable in December 2005.

Liquidity and Capital Resources

On March 31, 2006 and December 31, 2005, we had $37,530,000 and $42,256,000, respectively, in cash, cash equivalents and short-term investments including $693,000 and $692,000, respectively, of restricted short-term investments. We currently estimate cash, cash equivalents and short-term investments at December 31, 2006 will be approximately the same as the balance at March 31, 2006 primarily due to the receipt of $8,000,000 in April 2006 relating to the settlement with SPKK concerning clinical trials conducted in Japan with ZADAXIN offsetting net cash used in other operating activities for the balance of the year.

The short-term investments consist primarily of U.S. Treasury securities and highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by a certificate of deposit. On March 31, 2006, the letters of credit totaled $693,000 and were comprised of $633,000 under our lease agreement and $60,000 to facilitate our value added tax filings in Europe.

Net cash used in operating activities amounted to $3,160,000 for the three-month period ended March 31, 2006 as compared to net cash used in operating activities in the amount of $4,325,000 in the corresponding period in 2005. The change in the 2006 period was primarily due to an increase in accounts payable offsetting the higher net loss incurred.

Net cash provided by our investing activities amounted to $1,946,000 for the three-month period ended March 31, 2006, as compared to net cash used by us in investing activities in the amount of $72,000 for the corresponding period in 2005. The change in the 2006 period was primarily due to proceeds from the sale of marketable securities.

Net cash used in financing activities amounted to $1,558,000 for the three-month period ended March 31, 2006 and consisted of the repayment of a $1,600,000 convertible note partially offset by proceeds from issuance of common stock of approximately $42,000 under our employee stock purchase plan. Net cash provided by financing activities amounted to $104,000 for the three-month period ended March 31, 2005 and consisted of approximately $69,000 related to exercises of outstanding options under our employee stock option plans and approximately $35,000 from the issuance of common stock under our employee stock purchase plan.

We intend to give priority use of our financial resources to ZADAXIN and SCV-07 clinical programs in the United States and to the continued building of our business in China. We also believe that our current resources are sufficient to permit us to execute current development programs and to undertake certain additional product development initiatives over the next two years. However, we cannot assure you that such funds will be sufficient, and in the event we need to raise additional funds, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development programs which would severely hurt our business. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products.

Contractual Obligations

There were no material changes in the three-month period ended March 31, 2006 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three-month period ended March 31, 2006.

Risk Factors

You should carefully consider the risks described below, in addition to the other information in this report on Form 10-Q and our report on Form 10-K for the year ended December 31, 2005, before making an investment decision. Each of these risk factors could adversely affect our business, financial condition, and operating results as well as adversely affect the value of an investment in our common stock.

Additional clinical trials will be required for the successful commercialization of ZADAXIN and if the results of clinical trials are not favorable, we will be unable to obtain regulatory approval for the intended indications we are evaluating.

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

In December 2005, we and Sigma-Tau announced promising interim results from a large phase 2 clinical trial in Europe evaluating ZADAXIN in combination with dacarbazine (DTIC) chemotherapy with and without low-dose interferon alpha to treat patients with stage IV, the most advanced and imminently fatal form of, malignant melanoma. These preliminary data show a distinct ZADAXIN dose-dependent response in combination with DTIC chemotherapy with and without low-dose interferon alpha. The trial’s primary endpoint is overall tumor response. Later in 2006, we expect to report additional overall tumor response data as well as preliminary survival information. With these data, we, in collaboration with Sigma-Tau, intend to approach the FDA and the EMEA to share these data and to discuss our plans to initiate phase 3 registration trials. We cannot assure you that the final results of the phase 2 clinical trial will be favorable or support the design and initiation of phase 3 clinical trials, that we or Sigma-Tau will receive approval for the indication or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

We may have difficulty in recruiting patients for our clinical trials. Higher than anticipated patient drop out rates in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.

In December 2005 we announced results from the first of our two U.S. phase 3 HCV clinical trials. This clinical trial did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients without cirrhosis of the liver, although a positive ZADAXIN treatment-related trend was observed. These results may make Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and take longer than planned. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts did not prevent us from completing our first U.S. phase 3 HCV clinical trial and are not expected to prevent completion of our second trial, however, the European phase 3 HCV triple therapy combination trial is still enrolling patients and dropouts may affect the ability to fully enroll the trial in a reasonable period of time and the final results of the trial.

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

Our product revenue in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. In the three-month period ended March 31, 2006 and in the year ended December 31, 2005, approximately 92% and 91%, respectively, of our ZADAXIN sales were to customers in China. For the years ended December 31, 2004 and 2003, sales to our customers in China accounted for approximately 91% and 88%, respectively, of product sales. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. In China, ZADAXIN is approved only for the treatment of HBV and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies have introduced lower priced locally manufactured generic thymosin which is a competitive product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to ZADAXIN have expired, including composition of matter patents, we have rights to other patents and patent applications relating to ZADAXIN and ZADAXIN analogues, including method of use patents with respect to the use of ZADAXIN for certain indications. Additionally, we have received Orphan Drug designation in the United States for thymosin alpha 1, the chemical composition of ZADAXIN, for the treatment of stage IIb through stage IV malignant melanoma. If other parties develop generic forms of ZADAXIN for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of ZADAXIN. If other parties develop analogues or derivatives of ZADAXIN, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. If sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our U.S. phase 3 HCV and European phase 3 HCV clinical trials. Any recall of the manufacturing lots of the pegylated interferon alpha used in our clinical trials could detract from the integrity of the trial data and its potential use in future regulatory filings.

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

We have not yet sold any product other than ZADAXIN and our sales have been primarily in a single country, China. Our future revenue growth depends to a great extent on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the United States, Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

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

We believe our existing resources will be sufficient to fund our operations, including anticipated clinical trials, through 2008. However, we cannot assure that such funds will be sufficient, or that we will attain profitable operations in that period if ever. In addition to development plans for ZADAXIN, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

We have a history of operating losses and an accumulated deficit. We expect to continue to incur losses in the near term and may never achieve profitability.

We have experienced significant operating losses since our inception, and as of March 31, 2006, we had an accumulated deficit of approximately $162 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

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

We are focused on developing ZADAXIN as a treatment for malignant melanoma and HCV. Several large biopharmaceutical companies have substantial commitments to interferon alpha, an approved drug for treating HBV and HCV, and to lamivudine and adefovir, approved drugs to treat HBV. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for HCV, HBV, cancer and other diseases that will be superior to ours.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	progress and results of clinical trials involving ZADAXIN and SCV-07;

•	progress of ZADAXIN through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in the United States, Europe and Japan;

•	timing and achievement of milestones;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

•	economic conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of March 31, 2006, one director has adopted such a plan, and other directors or officers may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in the quarter ended June 30, 2005, we identified a material weakness in our internal controls over financial reporting as defined in Public Company Accounting Oversight Board (PCAOB) Standard No. 2. This material weakness related to our failure, due to our lack of familiarity with certain technical stock option accounting matters, to evaluate the correct accounting effect of a stock price performance based option granted to our Chief Executive Officer on June 1, 2005, the date he commenced his employment. Due to the terms of this option, Accounting Principles Board Opinion No. 25 (APB 25) requires the application of variable accounting and specifically requires the recognition of non-cash expense in the period that portions of the option vest or are deemed probable of vesting at the end of the reporting period. The vesting of this option is directly determined by the price level of trading activity in our stock, and the conditions required to recognize a related non-cash expense did not occur in the interim period ended June 30, 2005. However, had the conditions required the recognition of a non-cash expense related to this option under APB 25, our accounting procedures at June 30, 2005 would not have correctly applied APB 25. Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2005. The Company’s management identified the steps necessary to address the material weakness described above, and executed remediation plans, as discussed in “Item 4. Controls and Procedures” of our September 30, 2005 quarterly report on Form 10-Q, which is incorporated herein by reference.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R’s fair value method is having a significant impact on our results of operations, although it will have no impact on our cash or overall financial position. In the three-month period ended March 31, 2006, we recognized $674,000 of stock-based compensation expense relating to the adoption of FAS 123R.

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

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. Through the periods ended March 31, 2006, this exposure to currency exchange rate fluctuations had been minimal because the Chinese currency had been pegged to the U.S. dollar. However, the Chinese currency is no longer pegged to the U.S. dollar and consequently, our foreign operations may expose us to greater risk of decreased sales due to currency exchange rate fluctuations in the future. In addition, we are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our marketing efforts in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $160,574 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at March 31, 2006. Actual results may differ materially.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. Our purchases from one of our contract manufacturers, however, are denominated in euros and costs of our marketing efforts in China are paid in local currency and this exposes us to foreign currency rate fluctuations. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses although such losses have been minimal to date. We do not hedge against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls

There has been no significant change in our internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 3, 2006, the Company announced the resolution of its dispute with Schering Plough KK (SPKK) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000, which was received on April 18, 2006.

Item 1A. Risk Factors

The only material changes in our risk factors was the deletion of a risk factor with respect to our dispute with SPKK and our plans for ZADAXIN in Japan, and the modification of our risk factor on our reliance on third parties to manufacture our product, which reads in full as follows:

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. If sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our U.S. phase 3 HCV and European phase 3 HCV clinical trials. Any recall of the manufacturing lots of the pegylated interferon alpha used in our clinical trials could detract from the integrity of the trial data and its potential use in future regulatory filings.

Item 6. Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4	(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5	(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6	(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.

10.7	(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.

10.8	(8)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9	(8)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9	(9)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.9	(9)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.9	(9)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.9	(9)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

31.1	(10)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	(10)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	(10)	Section 1350 Certification of Chief Executive Officer.

32.2	(10)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: May 8, 2006	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page

3(i).1(1)	Amended and Restated Certificate of Incorporation

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005

10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005

10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005

10.8(8)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(8)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(9)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006

10.9(9)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

10.9(9)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

10.9(9)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006

Exhibit Number	Exhibit	Sequentially Numbered Page
31.1(10)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(10)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(10)	Section 1350 Certification of Chief Executive Officer.

32.2(10)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(10)	Filed herewith.