Form 10-Q
period 2006-06-30
SCICLONE PHARMACEUTICALS INC
filed 2006-08-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, 45,899,874 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,500,000	$25,845,000
Restricted short-term investments	696,000	692,000
Other short-term investments	15,895,000	15,719,000
Accounts receivable, net of allowance of $49,000 in 2006 and $82,000 in 2005.	10,480,000	9,701,000
Inventories	3,227,000	3,272,000
Prepaid expenses and other current assets	1,624,000	1,890,000

Total current assets	59,422,000	57,119,000
Property and equipment, net	328,000	380,000
Intangible assets, net	437,000	472,000
Other assets	1,554,000	1,544,000

Total assets	$61,741,000	$59,515,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$511,000	$626,000
Accrued compensation and employee benefits	1,131,000	1,960,000
Accrued professional fees	943,000	642,000
Other accrued expenses	1,589,000	1,687,000
Accrued clinical trial expenses	1,547,000	1,658,000
Deferred revenue	61,000	211,000
Convertible notes payable	—	1,600,000

Total current liabilities	5,782,000	8,384,000
Other long-term liabilities	10,000	68,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 45,899,874 and 45,877,420 shares issued and outstanding in 2006 and 2005, respectively	46,000	46,000
Additional paid-in capital.	211,577,000	210,245,000
Accumulated other comprehensive income	71,000	53,000
Accumulated deficit	(155,745,000)	(159,281,000)

Total stockholders’ equity	55,949,000	51,063,000

Total liabilities and stockholders’ equity	$61,741,000	$59,515,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product sales	$7,910,000	$6,851,000	$15,699,000	$13,512,000
Contract revenue	54,000	134,000	144,000	268,000

Total revenues	7,964,000	6,985,000	15,843,000	13,780,000

Cost of product sales	1,373,000	1,166,000	2,939,000	2,163,000

Gross margin	6,591,000	5,819,000	12,904,000	11,617,000

Operating expenses:
Research and development	3,901,000	3,479,000	7,730,000	6,960,000
Sales and marketing	2,843,000	2,432,000	5,675,000	4,760,000
General and administrative	2,294,000	1,588,000	4,681,000	3,208,000

Total operating expenses	9,038,000	7,499,000	18,086,000	14,928,000

Loss from operations	(2,447,000)	(1,680,000)	(5,182,000)	(3,311,000)
Interest and investment income	446,000	286,000	798,000	519,000
Interest and investment expense	(22,000)	(91,000)	(63,000)	(181,000)
Other income (expense), net(1)	7,983,000	(20,000)	7,983,000	(26,000)

Net income (loss)	$5,960,000	$(1,505,000)	$3,536,000	$(2,999,000)

Earnings (loss) per share:
Basic net income (loss) per share	$0.13	$(0.03)	$0.08	$(0.07)

Diluted net income (loss) per share	$0.13	$(0.03)	$0.08	$(0.07)

Weighted average shares used in computing:
Basic net income (loss) per share	45,899,646	45,002,383	45,895,784	44,851,916

Diluted net income (loss) per share	46,090,981	45,002,383	46,076,921	44,851,916

(1)	For the three-month and six-month periods ended June 30, 2006, other income included $8,000,000 from the settlement of a clinical trial dispute.

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$3,536,000	$(2,999,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	118,000	111,000
Loss from disposal of property and equipment	1,000	1,000
Non cash expense related to employee stock options	1,231,000	49,000
Changes in operating assets and liabilities:
Accounts receivable	(779,000)	1,075,000
Inventories	101,000	629,000
Prepaid expenses and other assets	249,000	332,000
Accounts payable and other accrued expenses	(212,000)	(742,000)
Accrued compensation and employee benefits	(829,000)	(633,000)
Accrued clinical trials expenses	(111,000)	(30,000)
Accrued professional fees	301,000	91,000
Long-term liabilities	(58,000)	(544,000)
Deferred revenue	(150,000)	(268,000)

Net cash provided by (used in) operating activities	3,398,000	(2,928,000)

Investing activities:
Purchases of property and equipment	(26,000)	(42,000)
Purchases of short-term investments	(161,000)	(52,000)

Net cash used in investing activities	(187,000)	(94,000)

Financing activities:
Proceeds from issuances of common stock, net of financing costs	44,000	1,083,000
Repayment of notes payable	(1,600,000)	—

Net cash (used in) provided by financing activities	(1,556,000)	1,083,000

Net increase (decrease) in cash and cash equivalents	1,655,000	(1,939,000)
Cash and cash equivalents, beginning of period	25,845,000	41,204,000

Cash and cash equivalents, end of period	$27,500,000	$39,265,000

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from stock options outstanding using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$5,960,000	$(1,505,000)	$3,536,000	$(2,999,000)

Denominator:
Weighted-average shares outstanding used to compute basic EPS	45,899,646	45,002,383	45,895,784	44,851,916
Effect of dilutive stock options	191,335	—	181,137	—

Weighted-average shares outstanding and dilutive stock options used to compute diluted EPS	46,090,981	45,002,383	46,076,921	44,851,916

For the three-month and six-month periods ended June 30, 2006, approximately 6,820,000 shares and 6,568,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

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

The Company adopted FAS 123R using the modified-prospective transition method as of January 1, 2006. Under this method, compensation cost recognized in the six-month period ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123. Compensation cost also includes all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Results for prior periods have not been restated to reflect the impact of FAS 123R.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation costs only for those awards that are expected to vest. In the Company’s pro forma information required under FAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

The following table illustrates the effect on income (loss) and net income (loss) per share, had compensation expense for the Company’s stock option and employee stock purchase plans been determined based on the fair value at the grant date consistent with the provisions of FAS 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss - as reported	$(1,505,000)	$(2,999,000)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(807,000)	(1,494,000)

Net loss - pro forma	$(2,312,000)	$(4,493,000)

Basic and diluted net loss per share - as reported	$(0.03)	$(0.07)

Basic and diluted net loss per share - pro forma	$(0.05)	$(0.10)

3.	Stockholders Equity

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

The following table summarizes stock option activity during the three-month period ended June 30, 2006 under all option plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2006	7,392,276	$4.40
Granted	1,180,000	$2.49
Exercised	—	$0
Forfeited	(600,000)	$2.97
Expired	(3,500)	$3.68

Options outstanding at June 30, 2006	7,968,776	$4.22	6.98	$276,796

Options vested and expected to vest at June 30, 2006	7,659,542	$4.28	6.89

Options exercisable at June 30, 2006	4,682,446	$5.01	5.40	$276,756

The following table summarizes stock option activity during the six-month period ended June 30, 2006 under all option plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	6,527,126	$4.69
Granted	2,094,000	$2.42
Exercised	—	$0
Forfeited	(619,500)	$3.01
Expired	(32,850)	$5.08

Options outstanding at June 30, 2006	7,968,776	$4.22	6.98	$276,796

Options vested and expected to vest at June 30, 2006	7,659,542	$4.28	6.89

Options exercisable at June 30, 2006	4,682,446	$5.01	5.40	$276,756

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.22 - $2.31	373,429	2.93	$1.55	363,596	$1.53
$2.34 - $2.34	905,000	9.65	$2.34	—	$0.00
$2.38 - $2.47	368,300	5.87	$2.44	188,300	$2.41
$2.49 - $2.49	1,000,000	9.92	$2.49	—	$0.00
$2.67 - $3.40	1,223,000	8.62	$3.28	647,435	$3.21
$3.68 - $4.08	799,945	5.46	$3.72	751,070	$3.72
$4.25 - $5.00	1,250,230	5.91	$4.69	933,830	$4.61
$5.23 - $5.83	1,233,197	6.6	$5.64	991,280	$5.62
$5.88 - $10.75	810,675	3.99	$9.51	801,935	$9.54
$12.50 - $12.50	5,000	3.67	$12.50	5,000	$12.50

	7,968,776	6.98	$4.22	4,682,446	$5.01

There were no options exercised for the three-month and six-month periods ended June 30, 2006 and the total intrinsic value of options exercised for the three-month and six-month periods in 2005 was approximately $878,000 and $990,000, respectively.

The following table illustrates the allocation of compensation cost related to stock options and employee stock purchases to the income statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Research and development	$210,000	$—	$444,000	$—
Sales and marketing	$161,000	$—	331,000	—
General and administrative	$186,000	$49,000	456,000	49,000

	$557,000	$49,000	$1,231,000	$49,000

As a result of adopting FAS 123R in the three-month and six-month periods ended June 30, 2006, our income from operations and net income for the quarter is approximately $557,000 and $1,231,0000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted income per share for the three-month and six-month periods ended June 30, 2006 are $0.01 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The total compensation cost capitalized in inventory was approximately $27,000 and $56,000, respectively in the three-month and six-month periods ended June 30, 2006. For both the three-month and six-month periods ended June 30, 2005, there was $49,000 of stock-based compensation cost.

The fair value of employee stock options granted under the Company’s stock option plans and the fair value of employee purchase rights granted under the Company’s employee stock purchase plan during the three-month and six-month periods ended June 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option Plan	2006	2005	2006	2005
Weighted-average fair value of stock options granted	$1.46	$2.02	$1.37	$1.98
Risk-free interest rate	5.02%	3.80%	4.73%	3.60%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factor of the expected market price of our common stock	73.79%	74.00%	73.27%	75.00%
Weighted-average expected life of option (years)	4.09	4.00	3.85	4.00

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan	2006	2005	2006	2005
Weighted-average fair value of employee stock purchase plan purchases	$—	$0.40	$0.84	$0.45
Risk-free interest rate	—	3.84%	3.17%	3.82%
Dividend yield	—	0.00%	0.00%	0.00%
Volatility factor of the expected market price of our common stock	—	74.92%	60.59%	74.65%
Weighted-average expected life (years)	—	0.24	0.75	0.24

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

As of June 30, 2006, unamortized compensation expense related to unvested options was approximately $5,500,000. The weighted average period over which compensation expense related to these options will be recognized is 2.2 years.

The total fair value of options vested during the three-month and six-month periods ended June 30, 2006 was $657,000 and $1,523,000, respectively.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on our available-for-sale securities. For the three-month periods ended June 30, 2006 and 2005, the Company’s total comprehensive income (loss) amounted $5,975,000 and $(1,497,000), respectively. For the six-month periods ended June 30, 2006 and 2005, the Company’s total comprehensive income (loss) amounted $3,554,000 and $(2,996,000), respectively.

5.	Marketable Securities

The following is a summary of marketable securities at June 30, 2006 and December 31, 2005:

	Available-For Sale Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
June 30, 2006:
Certificates of deposit	$823,000	$—	$823,000
Short-term municipal securities	5,450,000	—	5,450,000
Corporate equity securities	51,000	71,000	122,000

	$6,324,000	$71,000	$6,395,000

December 31, 2005:
Certificates of deposit	$823,000	$—	$823,000
Short-term municipal securities	9,450,000	—	9,450,000
Corporate equity securities	51,000	53,000	104,000

	$10,324,000	$53,000	$10,377,000

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
June 30, 2006:
U.S. Treasury securities	$10,196,000	$—	$10,196,000

	$10,196,000	$—	$10,196,000

December 31, 2005:
U.S. Treasury securities	$6,034,000	$—	$6,034,000

	$6,034,000	$—	$6,034,000

As of June 30, 2006, there was $696,000 in restricted short-term investments and $15,895,000 in other short-term investments held in available-for-sale securities. As of December 31, 2005, there was $692,000 in restricted short-term investments and $9,685,000 in other short-term investments held in available-for-sale securities. As of June 30, 2006 and December 31, 2005 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities; however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, they are included as available-for sale securities. Our interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

As of June 30, 2006 and December 31, 2005, there were $10,196,000 and $6,034,000 respectively in other short-term investments classified as held-to-maturity securities. These securities are U. S. Treasury bills which will mature in August, November or December 2006. The fair market value of the investments at June 30, 2006 and December 31, 2005, respectively, approximated their cost.

6.	Inventories

The following is a summary of inventories at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Raw materials	$780,000	$797,000
Work in progress	164,000	476,000
Finished goods	2,283,000	1,999,000

	$3,227,000	$3,272,000

7.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Prepaid insurance	$233,000	$702,000
Prepaid rent	107,000	107,000
Prepaid clinical trial expense	34,000	41,000
Prepaid pre-clinical trial expense	47,000	—
VAT receivable	668,000	464,000
Other prepaid expenses	535,000	576,000

	$1,624,000	$1,890,000

8.	Intangible Assets

The following is a summary of intangible assets at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(2,019,000)	(1,984,000)

	$437,000	$472,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expenses for each of the three-month periods ended June 30, 2006 and 2005 was $17,500 and for each of the six-month periods ended June 30, 2006 and 2005 was $35,000. For the years ending December 31, 2006 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company’s policy is to identify and record impairment losses on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There have been no impairment losses recorded to date.

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

10.	Accrued Expenses

The following is a summary of other accrued expenses at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Accrued royalties	$500,000	$500,000
Accrued pre-clinical trial expenses	65,000	93,000
Accrued interest payable	—	32,000
Accrued annual reports expense	27,000	60,000
Accrued sales and marketing expenses	444,000	501,000
Accrued manufacturing costs	77,000	47,000
Other	476,000	454,000

	$1,589,000	$1,687,000

11.	CEO Agreement

On June 2, 2006, Dr. Friedhelm Blobel became our president and CEO and joined our Board of Directors, and Dr. Ira Lawrence resigned as president and CEO and became a consultant to the Company. Dr. Lawrence also continues to serve as a Director of the Company and will serve as a member of the Business Development Committee and the newly formed Medical Review Committee of the Board of Directors. In accordance with Dr. Lawrence’s separation agreement, his unvested stock options were cancelled. His options to purchase 200,000 shares that vested during his time of services as CEO will be exercisable for their term provided that Dr. Lawrence continues his service as a consultant or Director of the Company.

In accordance with the CEO agreement with Dr. Blobel, the Board of Directors is obligated in 2008 to consider an award to Dr. Blobel of a special cash bonus of up to $300,000, based on his achievement of the previously agreed upon performance targets over the years 2006-2008. The Company will estimate the probable amount of this long-term incentive bonus on a quarterly basis in order to accrue the bonus over the related performance period. In the quarter ended June 30, 2006, the Company accrued approximately $10,000 relating to the special cash bonus. All expenses related to the agreement with Dr. Blobel will be recorded to general and administrative expenses.

The employment agreement with Dr. Blobel also includes the award of two options. The first option is to purchase 400,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on the Nasdaq Global Market of a share of the Company’s common stock on June 2, 2006. The option has a term of ten years and will vest in annual installments on each of the first four anniversaries of June 2, 2006. The Company will recognize compensation cost for these options based on the grant-date fair value estimated in accordance with the provision of FAS 123R. The Company will amortize the compensation cost over the vesting period, which is four years, using the straight line attribution method.

The second option granted to Dr. Blobel is to purchase 600,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on the Nasdaq Global Market of a share of the Company’s common stock on June 2, 2006. This option has a term of 10 years and 100,000 shares of such option will vest upon the Company’s common stock trading after June 2, 2006 for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on the Nasdaq Global Market, each of (a) $4.50 on or before June 2, 2009, (b) $6.00 on or before June 2, 2010, (c) $8.00 on or before June 2, 2011, (d) $10.00 on or before June 2, 2012, (e) $12.00 on or before June 2, 2013, and (f) $14.00 on or before June 2, 2014, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure. The second option is considered an award with a market condition and, therefore, the grant date fair values related to each of the six vesting portions of this award will be calculated and the related compensation cost will be expensed over the derived service periods for each of the six vesting portions of the award.

12.	Other Income

On April 3, 2006, we announced the resolution of our dispute with Schering Plough KK (SPKK) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000 on April 18, 2006 which has been recorded as income in the second quarter 2006.

13.	Income Taxes

The Company expects net loss to approximately break-even for the year ended December 31, 2006. Therefore, the Company did not record any federal or state income tax expense for the three-month and six-month periods ended June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; the sufficiency of our resources to complete clinical trials and other new product development initiatives; the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; ZADAXIN’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future size of the worldwide hepatitis C virus and other markets; research and development and other expense levels; cash and other asset levels; and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

In December 2005 and June 2006, we reported final results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) trial in Europe and we expect that enrollment of this trial will be completed by year-end 2006.

ZADAXIN currently is approved for sale internationally, primarily in Asia, the Middle East and Latin America, for the treatment of hepatitis B virus (HBV), HCV and for use as a vaccine adjuvant. ZADAXIN is marketed through our wholly-owned subsidiary SciClone Pharmaceuticals International Ltd. (SPIL). In 2005, revenues from the sale of ZADAXIN totaled $27.8 million, of which 91% were to China, an increasingly important and rapidly growing pharmaceutical market. We have established a strong sales and marketing operation in China with over 100 medical representatives in the field who are dedicated to promoting ZADAXIN to hospital-based physicians in the major metropolitan areas. While ZADAXIN is approved for the treatment of HBV and as a vaccine adjuvant in China, Chinese physicians are also prescribing it for use in certain cancer and intensive care settings. As part of our strategy in China, we intend to leverage our capabilities and expand our presence in this market by in-licensing or acquiring the rights to other products to market in China. Accordingly, in June 2006, we achieved a product rights acquisition in our agreement with Biocompatibles International plc to be the exclusive distributor in China of the DC BeadTM, a chemotherapeutic drug delivery embolic agent designed to be used in the treatment of liver cancer. Part of our obligations is to assist Biocompatibles in obtaining and maintaining regulatory approval for the DC Bead in China and to pay half of the costs incurred in these efforts.

SCV-07, our second proprietary drug development candidate, has shown evidence of clinical efficacy in multi-drug resistant tuberculosis and early pre-clinical data suggesting utility in a variety of viral and bacterial diseases. In a recently completed phase 1 clinical trial, SCV-07 appears to be safe and well tolerated at various single and multiple doses.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three-month and six-month periods ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our estimates related to the recording of expenses for stock-based compensation.

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

Effective January 1, 2006, we adopted FAS 123R using the modified-prospective transition method. Under this method, compensation cost recognized in the six-month period ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123. Compensation cost also includes all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Results for prior periods have not been restated to reflect the impact of FAS 123R.

Determining the fair value of each option award under FAS 123R using the Black Scholes option pricing model requires the use of certain subjective assumptions. We have segregated options awards into one homogenous group for purposes of determining fair values of options. We determined weighted –average valuation assumptions for the group as follows:

Volatility – We believe the historical volatility of our stock price is indicative of expectations about expected future stock price volatility. We estimated volatility using the historical share price performance for a time period equivalent to the expected term of the option. We also considered the implied volatility of market traded puts and calls on our common stock, however, since these puts and calls are thinly traded, the information was not considered representative of their future estimated volatility.

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

Risk-Free Interest rate – The risk free interest rate is based on the U.S. treasury constant maturity rates with similar terms to the expected term of the option.

Dividend yield – The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the foreseeable future.

Expected Forfeitures – We use historical data regarding forfeitures of our options to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual conditions, events or amounts differ significantly from any of these estimates, stock-based compensation expense and its non-cash effect on our results of operations could be materially impacted. As of June 30, 2006, unamortized compensation expense related to unvested options was approximately $5,500,000. The weighted average period over which compensation expense related to these options will be recognized is 2.2 years.

Results of Operations

Total Revenues

Product sales were $7,910,000 and $15,699,000 for the three-month and six-month periods ended June 30, 2006, respectively, as compared to $6,851,000 and $13,512,000 for the corresponding periods in 2005. All product sales in each period were derived from sales of ZADAXIN. The increase was attributable to a higher volume of product sold as prices have remained stable between the 2006 and 2005 periods. Sales to customers in China for the three-month and six-month periods in 2006 accounted for approximately 91% and 92% of product sales, as compared to 91% for both such periods in 2005.

For the three-month period ended June 30, 2006, sales to four importing agents in China accounted for approximately 44%, 21%, 14% and 14% of our product sales. For the six-month period ended June 30, 2006, sales to four importing agents in China accounted for approximately 58%, 10%, 16% and 7% of our product sales, respectively. The single largest customer in each of these two periods was the same importing agent, but the second largest customer was not the same for each of these periods. We expect that the share of our product sales to China will vary among a small number of importing agents from quarter to quarter.

Contract revenue was $54,000 and $144,000 for the three-month and six-month periods ended June 30, 2006, respectively, as compared to $134,000 and $268,000 for each of the corresponding periods in 2005, all in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under our contract with Sigma-Tau. The decrease in contract revenue in the 2006 periods compared to the 2005 periods is due to the extension of the contract revenue recognition period to approximately the end of August 2006.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 83% and 81% for the three-month and six-month periods ended June 30, 2006, respectively, as compared to 83% and 84% for the corresponding periods in 2005. Gross margin was higher for the three-month period ended June 30, 2006 and in the three-month and six-month periods ended June 30, 2005 compared to historical levels in recent corresponding periods, mostly due to lower average cost of product sold in that period. We expect cost of product sales, and hence gross margin on product sales, to vary from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and Development

Research and development expenses were $3,901,000 and $7,730,000 for the three-month and six-month periods ended June 30, 2006, respectively, as compared to $3,479,000 and $6,960,000 for the corresponding periods in 2005. For the three-month period ended June 30, 2006, the higher level of research and development expenses compared to the three months ended June 30, 2005 was primarily due to stock-based compensation expense of $210,000 following the adoption of FAS 123R in addition to an increase in clinical trial expense of $294,000. For the six-month period ended June 30, 2006, the higher level of research and development expenses compared to the same period in 2005 was due to stock-based compensation expense of $444,000 in addition to an increase in drug process development expense of $292,000. The initiation and continuation of our current clinical development programs has had, and will continue to have, a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular quarter for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our share of the future costs through 2007 of the current European HCV phase 3 clinical trial will be approximately $1,600,000. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $2,843,000 and $5,675,000 for the three-month and six-month periods ended June 30, 2006, as compared to $2,432,000 and $4,760,000 for the corresponding periods in 2005. The higher level of sales and marketing expenses in the three-month period ended June 30, 2006 compared to the corresponding period in 2005 was primarily due to stock-based compensation expense of $161,000 following the adoption of FAS 123R, increases in travel expenses of $83,000 and payroll related expenses of $84,000. For the six-month period ended June 30, 2006, the higher level of sales and marketing expenses compared to the same period in 2005 was due to stock-based compensation expense of $331,000, in addition to increases in payroll related expenses of $159,000 and conference related expenses of $459,000. We expect sales and marketing expenses to vary in the next several quarters and to increase in the next several years if we are successful in our efforts to expand our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $2,294,000 and $4,681,000 for the three-month and six-month periods ended June 30, 2006, as compared to $1,588,000 and $3,208,000 for the corresponding periods in 2005. For the three-month period ended June 30, 2006, the higher level of general and administrative expenses compared to the same period in 2005 was primarily due to stock-based compensation expense of $137,000 following the adoption of FAS 123R, increases in payroll related expenses of $137,000, consulting fees of $280,000, accounting and professional fees of $83,000 and annual report related expenses of $52,000. For the six-month period ended June 30, 2006, the higher level of general and administrative expenses compared to the same period in 2005 was due to stock-based compensation expenses of $407,000, in addition to increases in payroll related expenses of $334,000, consulting fees of $327,000, accounting and professional fees of $93,000 and annual report related expenses of $80,000. In the near term, we expect general and administrative expenses to vary from quarter to quarter and to increase particularly due to increased audit costs and other activities related to compliance with additional securities regulation requirements.

Interest and Investment Income and Expense

Interest and investment income was approximately $446,000 and $798,000 for the three-month and six-month periods ended June 30, 2006, as compared to $286,000 and $519,000 for the corresponding periods in 2005. The increase was primarily due to cash balances earning interest at higher rates in the 2006 period. Interest and investment expenses were $22,000 and $63,000 for the three-month and six-month periods ended June 30, 2006 as compared to $91,000 and $181,000 for the corresponding periods in 2005. The decrease in interest and investment expense is attributable to the repayment of $4,000,000 and $1,600,000 convertible notes in December 2005 and March 2006, respectively.

Other Income

Other income was $7,983,000 for both the three-month and six-month periods ended June 30, 2006. The increase was primarily due to the $8,000,000 received in April 2006 for the resolution of our dispute with Schering Plough KK (SPKK) concerning clinical trials conducted in Japan with ZADAXIN.

Income Taxes

The Company expects net loss to approximately break-even for the year ended December 31, 2006. Therefore, the Company did not record any federal or state income tax expense for the three-month and six-month periods ended June 30, 2006.

Liquidity and Capital Resources

On June 30, 2006 and December 31, 2005, we had $44,091,000 and $42,256,000, respectively, in cash, cash equivalents and short-term investments including $696,000 and $692,000, respectively, of restricted short-term investments. We currently estimate cash, cash equivalents and short-term investments at December 31, 2006 will be approximately $38,000,000.

The short-term investments consist primarily of U.S. Treasury securities and highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by a certificate of deposit. On June 30, 2006, the letters of credit totaled $696,000 and were comprised of $633,000 under our lease agreement and $63,000 to facilitate our value added tax filings in Europe.

Net cash provided by operating activities amounted to $3,398,000 for the six-month period ended June 30, 2006 as compared to net cash used in operating activities in the amount of $2,928,000 in the corresponding period in 2005. The change was primarily due to net income in the 2006 period compared to net loss in the 2005 period.

Net cash used in investing activities amounted to $187,000 for the six-month period ended June 30, 2006, as compared to net cash used in investing activities in the amount of $94,000 for the corresponding period in 2005. The change in the 2006 period was primarily due to payments on the purchase of marketable securities.

Net cash used in financing activities amounted to $1,556,000 for the six-month period ended June 30, 2006 and consisted of the repayment of a $1,600,000 convertible note partially offset by proceeds from issuance of common stock of approximately $44,000 under our employee stock purchase plan. Net cash provided by financing activities amounted to $1,083,000 for the six-month period ended June 30, 2005 and consisted of approximately $1,006,000 related to exercises of outstanding options under our employee stock option plans and approximately $77,000 from the issuance of common stock under our employee stock purchase plan.

We intend to give priority use of our financial resources to our clinical programs in the United States and to the continued building of our business in China. We also believe that our current resources are sufficient to permit us to execute current development programs and to undertake certain additional product development initiatives over the next two years. However, we cannot assure you that such funds will be sufficient, and in the event we need to raise additional funds, the unavailability or the inopportune timing of any financing could prevent or delay our long-term product development programs which would severely hurt our business. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties and the status of competitive products.

Contractual Obligations

There were no material changes in the six-month period ended June 30, 2006 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the six-month period ended June 30, 2006.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. In December 2005 and June 2006, we reported final results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) trial in Europe and we expect that enrollment of this trial will be completed by year-end 2006.

The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the EMEA for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of ZADAXIN, pegylated interferon alpha and ribavirin with the current standard of care. The final results of the European trial will not be known before early 2008. As with the FDA, the EMEA generally requires two confirmatory phase 3 clinical trials to support their equivalent of an NDA. Therefore, results of the current triple therapy combination trial, even if positive and statistically significant, would by themselves be insufficient to support an NDA to the EMEA, and results from a second confirmatory phase 3 clinical trial would be needed. At this time, plans for such trial have not been made. We cannot assure you that we or our European partner, Sigma-Tau, will undertake such trial, that any clinical trial of the triple therapy combination will yield favorable results, that we will receive approval for ZADAXIN for the treatment of HCV in Europe or the United States or for the treatment of HCV in other countries, or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

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

In December 2005 and June 2006 we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results may make Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and take longer than planned. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts did not prevent us from completing our U.S. phase 3 HCV clinical trials, however, the European phase 3 HCV triple therapy combination trial is still enrolling patients and dropouts may affect the ability to fully enroll the trial in a reasonable period of time and the final results of the trial.

We cannot predict the safety profile of the use of ZADAXIN when used in combination with other drugs.

Many of our trials involve the use of ZADAXIN in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, and dacarbazine are known to cause adverse patient reactions. Even if ZADAXIN does not produce adverse side effects when used alone, we cannot predict how it will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN when used in certain combination therapies.

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

Obtaining regulatory approval in developing countries also is time-consuming and expensive. In some countries where we are contemplating marketing and selling ZADAXIN, the regulatory approval process often relies on prior approvals obtained in the United States or in Europe. Without such prior approvals, our ability to obtain regulatory approvals for ZADAXIN in these countries may be delayed or prevented. In addition, to secure these regulatory approvals, we will need, among other things, to demonstrate favorable results from additional clinical trials of ZADAXIN. Even if we are able to complete the clinical trials we have sponsored or are planning in a timely or cost-effective manner, these trials may not fulfill the applicable regulatory approval criteria, in which case we will not be able to obtain regulatory approval in these countries, and we have experienced such difficulties and have been unable to meet such regulatory filing requirements. We cannot assure you that we will ultimately obtain regulatory approvals in our targeted countries in a timely and cost-effective manner or at all. If we fail to obtain the required regulatory approvals to develop, market and sell ZADAXIN in countries where we currently do not have such rights, our revenues will be limited, and our future prospects will be dependent upon our ability to in-license or to bring earlier stage products to market, any of which will require substantial financial expenditures.

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

Regulatory approval is necessary to permit us to market the DC Bead in China. If we are unable to file and secure regulatory approval in China, we will be unable to market the DC Bead in China and our future sales potential in this market could be harmed.

In June 2006, we announced our agreement with Biocompatibles International plc. (Biocompatibles) to become the exclusive distributor in China of the DC Bead, a chemotherapeutic drug delivery embolic agent designed to be used in the treatment of liver cancer. While the DC Bead is approved in Europe for the use in the treatment of malignant hypervascularized tumors, it has not yet received regulatory approval in China. Biocompatibles is responsible, with our assistance and financial support of 50% of all costs, for seeking and obtaining the regulatory approval for marketing the product in China. We expect that a regulatory submission could be filed in China by Biocompatibles in 2006; however, we cannot give assurance that such submission will be prepared and filed in a timely manner or that it will be approved by the regulatory authorities. If clinical trials in China are required as part of the regulatory process, the regulatory submission for marketing approval could be delayed for a considerable period of time, and there can be no assurance that the results of clinical trials would support a regulatory submission or that the regulatory authorities would approve the product to be commercialized and sold in China. To the extent that there is a delay with the regulatory filing, or additional information or clinical trials are required by the regulatory authorities, or we do not receive regulatory approval in China, our future sales potential in China could be harmed.

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

Our product revenue in the near term is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. In the six-month period ended June 30, 2006 and in the year ended December 31, 2005, approximately 92% and 91%, respectively, of our ZADAXIN sales were to customers in China. For the years ended December 31, 2004 and 2003, sales to our customers in China accounted for approximately 91% and 88%, respectively, of product sales. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. In China, ZADAXIN is approved only for the treatment of HBV and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies have introduced lower priced locally manufactured generic thymosin which is a competitive product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. If sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial and who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials. Any recall of the manufacturing lots or similar action regarding the pegylated interferon alpha used in our clinical trials could detract from the integrity of the trial data and its potential use in future regulatory filings.

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

While we have limited sales of ZADAXIN in certain markets, we do not yet have regulatory approval for ZADAXIN for the key markets of the United States, Europe and Japan and, in this respect, ZADAXIN is still being developed. We recently acquired the rights to distribute the DC Bead in China, but we must receive regulatory approval before we can commercialize this product. Our only other potential product presently is SCV-07, and it is in an earlier stage of development than ZADAXIN. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. For the DC Bead, we are obligated to pay half of the costs in our efforts to obtain regulatory approval in China. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

We have not yet sold any product other than ZADAXIN and our sales have been primarily in a single country, China. Our future revenue growth depends to a great extent on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the United States, Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products, such as the DC Bead. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

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

We believe our existing resources will be sufficient to fund our operations, including anticipated clinical trials, through 2008. However, we cannot assure you that such funds will be sufficient, or that we will attain profitable operations in that period if ever. In addition to development plans for ZADAXIN, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

We have a history of operating losses and an accumulated deficit. We expect to continue to incur losses in the near term and may never achieve profitability.

We have experienced significant operating losses since our inception, and as of June 30, 2006, we had an accumulated deficit of approximately $156 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

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

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN in most of Europe and Biocompatibles is primarily responsible for the efforts to obtain regulatory approval in China for the DC Bead. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and they have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

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

We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for our targeted indications that will be superior to ours.

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN or the DC Bead, we may not be able to successfully market them.

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN and the DC Bead. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. We cannot assure you that we will be able to maintain or increase third-party payments for ZADAXIN or obtain third-party payments for the DC Bead in China. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	progress and results of clinical trials involving ZADAXIN and SCV-07;

•	progress of ZADAXIN through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in the United States, Europe and Japan;

•	progress of the DC Bead through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China;

•	timing and achievement of milestones;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

•	economic conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of June 30,

2006, one director has adopted such a plan, and other directors or officers may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in the quarter ended June 30, 2005, we identified a material weakness in our internal controls over financial reporting as defined in Public Company Accounting Oversight Board (PCAOB) Standard No. 2. This material weakness related to our failure, due to our lack of familiarity with certain technical stock option accounting matters, to evaluate the correct accounting effect of a stock price performance based option granted to our Chief Executive Officer on June 1, 2005, the date he commenced his employment. Due to the terms of this option, Accounting Principles Board Opinion No. 25 (APB 25) required the application of variable accounting and specifically required the recognition of non-cash expense in the period that portions of the option vested or were deemed probable of vesting at the end of the reporting period. The vesting of this option is directly determined by the price level of trading activity in our stock, and the conditions required to recognize a related non-cash expense did not occur in the interim period ended June 30, 2005. However, had the conditions required the recognition of a non-cash expense related to this option under APB 25, our accounting procedures at June 30, 2005 would not have correctly applied APB 25. Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2005. The Company’s management identified the steps necessary to address the material weakness described above, and executed remediation plans, as discussed in “Item 4. Controls and Procedures” of our September 30, 2005 quarterly report on Form 10-Q, which is incorporated herein by reference.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R’s fair value method is having a significant impact on our results of operations, although it will have no impact on our cash or overall financial position. In the three-month and six-month periods ended June 30, 2006, we recognized $557,000 and $1,231,000, respectively, of stock-based compensation expense relating to the adoption of FAS 123R.

New legislation may impact our financial position or results of operations.

Compliance with changing regulations concerning corporate governance and public disclosure has resulted in and may continue to result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules, are creating uncertainty for companies such as ours and costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance.

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. Through the periods ended June 30, 2006, this exposure to currency exchange rate fluctuations had been minimal because the Chinese currency had been pegged to the U.S. dollar. However, the Chinese currency is no longer pegged to the U.S. dollar and consequently, our foreign operations may expose us to greater risk of decreased sales due to currency exchange rate fluctuations in the future. In addition, we are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our marketing efforts in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $149,911 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at June 30, 2006. Actual results may differ materially.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. Our purchases from one of our contract manufacturers, however, are denominated in euros and costs of our marketing efforts in China are paid in local currency, and this exposes us to foreign currency rate fluctuations. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses although such losses have been minimal to date. We do not hedge against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

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

Changes in Internal Controls

There has been no significant change in our internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We continue to improve and refine our internal controls and our compliance with existing controls is an ongoing process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 3, 2006, the Company announced the resolution of its dispute with Schering Plough KK (SPKK) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000, which was received on April 18, 2006.

Item 1A. Risk Factors

The only material changes in our risk factors from those previously disclosed in our Form 10-K for the year ended December 31, 2005, were as follows:

•	We deleted our risk factor with respect to our dispute with SPKK and our plans for ZADAXIN in Japan.

•	We modified our risk factor regarding the requirement of additional clinical trials for the successful commercialization of ZADAXIN, which now reads in full as follows:

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. In December 2005 and June 2006, we reported final results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) trial in Europe and we expect that enrollment of this trial will be completed by year-end 2006.

The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the EMEA for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of ZADAXIN, pegylated interferon alpha and ribavirin with the current standard of care. The final results of the European trial will not be known before early 2008. As with the FDA, the EMEA generally requires two confirmatory phase 3 clinical trials to support their equivalent of an NDA. Therefore, results of the current triple therapy combination trial, even if positive and statistically significant, would by themselves be insufficient to support an NDA to the EMEA, and results from a second confirmatory phase 3 clinical trial would be needed. At this time, plans for such trial have not been made. We cannot assure you that we or our European partner, Sigma-Tau, will undertake such trial, that any clinical trial of the triple therapy combination will yield favorable results, that we will receive approval for ZADAXIN for the treatment of HCV in Europe or the United States or for the treatment of HCV in other countries, or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

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

•	We modified our risk factor regarding difficulty in recruiting patients for our clinical trials, which now reads in full as follows:

We may have difficulty in recruiting patients for our clinical trials. Higher than anticipated patient drop out rates in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.

In December 2005 and June 2006 we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results may make Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and take longer than planned. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts did not prevent us from completing our U.S. phase 3 HCV clinical trials, however, the European phase 3 HCV triple therapy combination trial is still enrolling patients and dropouts may affect the ability to fully enroll the trial in a reasonable period of time and the final results of the trial.

•	We added a risk factor regarding the necessity of regulatory approval to permit us to market the DC Bead in China, which reads in full as follows:

Regulatory approval is necessary to permit us to market the DC Bead in China. If we are unable to file and secure regulatory approval in China, we will be unable to market the DC Bead in China and our future sales potential in this market could be harmed.

In June 2006, we announced our agreement with Biocompatibles International plc. (Biocompatibles) to become the exclusive distributor in China of the DC Bead, a chemotherapeutic drug delivery embolic agent designed to be used in the treatment of liver cancer. While the DC Bead is approved in Europe for the use in the treatment of malignant hypervascularized tumors, it has not yet received regulatory approval in China. Biocompatibles is responsible, with our assistance and financial support of 50% of all costs, for seeking and obtaining the regulatory approval for marketing the product in China. We expect that a regulatory submission could be filed in China by Biocompatibles in 2006; however, we cannot give assurance that such submission will be prepared and filed in a timely manner or that it will be approved by the regulatory authorities. If clinical trials in China are required as part of the regulatory process, the regulatory submission for marketing approval could be delayed for a considerable period of time, and there can be no assurance that the results of clinical trials would support a regulatory submission or that the regulatory authorities would approve the product to be commercialized and sold in China. To the extent that there is a delay with the regulatory filing, or additional information or clinical trials are required by the regulatory authorities, or we do not receive regulatory approval in China, our future sales potential in China could be harmed.

•	We modified our risk factor regarding our reliance on third parties to manufacture our product, which now reads in full as follows:

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. If sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial and who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials. Any recall of the manufacturing lots or similar action regarding the pegylated interferon alpha used in our clinical trials could detract from the integrity of the trial data and its potential use in future regulatory filings.

•	We modified our risk factor regarding development or commercialization of our products, which now reads in full as follows:

We may not be able to successfully develop or commercialize our products. We may consider strategic alliances with other companies in efforts to broaden our product development pipeline.

While we have limited sales of ZADAXIN in certain markets, we do not yet have regulatory approval for ZADAXIN for the key markets of the United States, Europe and Japan and, in this respect, ZADAXIN is still being developed. We recently acquired the rights to distribute the DC Bead in China, but we must receive regulatory approval before we can commercialize this product. Our only other potential product presently is SCV-07, and it is in an earlier stage of development than ZADAXIN. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. For the DC Bead, we are obligated to pay half of the costs in our efforts to obtain regulatory approval in China. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

We have not yet sold any product other than ZADAXIN and our sales have been primarily in a single country, China. Our future revenue growth depends to a great extent on increased market acceptance and commercialization of ZADAXIN in additional countries, particularly in the United States, Europe and Japan. If we fail to successfully market ZADAXIN, or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products, such as the DC Bead. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

•	We modified our risk factor regarding loss of market share or failure to compete effectively, which now reads in full as follows:

We may lose market share or otherwise fail to compete effectively in the intensely competitive biopharmaceutical industry.

Competition in the biopharmaceutical industry is intense, and we expect that competition will increase. Our success depends on our ability to compete in this industry, but we cannot assure you that we will be able to successfully compete with our competitors. Increased competitive pressure could lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for our targeted indications that will be superior to ours.

•	We modified our risk factor regarding third-party reimbursement, which now reads in full as follows:

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN or the DC Bead, we may not be able to successfully market them.

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN and the DC Bead. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. We cannot assure you that we will be able to maintain or increase third-party payments for ZADAXIN or obtain third-party payments for the DC Bead in China. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

Efforts by governmental and third-party payers to contain or reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could cause us to reduce the prices at which we market our drugs, which would reduce our gross margins and may harm our business.

•	In our risk factor regarding the volatility of our stock price, we added a factor that may cause substantial volatility of the market price of our common stock, as follows:

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

…progress of the DC Bead through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China; …

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 13, 2006 to elect seven (7) directors, and to ratify Ernst & Young LLP as the Company’s independent auditors for fiscal 2006.

At the Annual Meeting of Stockholders, all of the director nominees were elected by the following number of votes:

	For	Votes Withheld	Votes Against	Abstaining	Broker Non Votes
Dean S. Woodman	28,457,476	1,445,531	0	0	0
John D. Baxter, M.D.	28,257,979	1,645,028	0	0	0
Friedhelm Blobel, Ph.D.	28,488,105	1,414,902	0	0	0
Richard J. Hawkins	28,156,715	1,746,292	0	0	0
Rolf H. Henel	28,159,625	1,743,382	0	0	0
Ira D. Lawrence, M.D.	28,487,055	1,415,952	0	0	0
Jon S. Saxe	28,401,308	1,501,699	0	0	0

Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 by the following number of votes: 29,586,696 for; 245,424 against; 70,887 abstaining; 0 withheld; and 0 broker non-votes.

Item 6. Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.

10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.

10.8(8)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(8)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.10(9)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.11(9)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(9)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(9)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(10)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(10)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

31.1(10)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(10)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(10)	Section 1350 Certification of Chief Executive Officer.

32.2(10)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: August 9, 2006	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page

3(i).1(1)	Amended and Restated Certificate of Incorporation

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005

10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005

10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005

10.8(8)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid

10.9(8)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid

10.10(9)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006

10.11(9)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

10.12(9)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

Exhibit Number	Exhibit	Sequentially Numbered Page

10.13(9)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(10)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(10)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

31.1(10)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(10)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(10)	Section 1350 Certification of Chief Executive Officer.

32.2(10)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(10)	Filed herewith.