Form 10-Q
period 2006-09-30
SCICLONE PHARMACEUTICALS INC
filed 2006-11-08
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, 45,899,874 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,357,000	$25,845,000
Restricted short-term investments	696,000	692,000
Other short-term investments	16,020,000	15,719,000
Accounts receivable, net of allowance of $50,000 in 2006 and $82,000 in 2005	13,641,000	9,701,000
Inventories	3,016,000	3,272,000
Prepaid expenses and other current assets	1,356,000	1,890,000

Total current assets	60,086,000	57,119,000
Property and equipment, net	333,000	380,000
Intangible assets, net	420,000	472,000
Other assets	1,541,000	1,544,000

Total assets	$62,380,000	$59,515,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272,000	$626,000
Accrued compensation and employee benefits	1,420,000	1,960,000
Accrued professional fees	1,058,000	642,000
Other accrued expenses	1,636,000	1,687,000
Accrued clinical trial expenses	1,624,000	1,658,000
Deferred revenue	34,000	211,000
Convertible notes payable	—	1,600,000

Total current liabilities	7,044,000	8,384,000
Other long-term liabilities	39,000	68,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 45,899,874 and 45,877,420 shares issued and outstanding in 2006 and 2005, respectively	46,000	46,000
Additional paid-in capital	212,234,000	210,245,000
Accumulated other comprehensive income	68,000	53,000
Accumulated deficit	(157,051,000)	(159,281,000)

Total stockholders’ equity	55,297,000	51,063,000

Total liabilities and stockholders’ equity	$62,380,000	$59,515,000

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product sales	$8,270,000	$7,016,000	$23,969,000	$20,528,000
Contract revenue	26,000	134,000	170,000	402,000

Total revenues	8,296,000	7,150,000	24,139,000	20,930,000

Cost of product sales	1,616,000	1,337,000	4,555,000	3,500,000

Gross margin	6,680,000	5,813,000	19,584,000	17,430,000

Operating expenses:
Research and development	3,167,000	4,233,000	10,897,000	11,193,000
Sales and marketing	3,011,000	2,668,000	8,686,000	7,428,000
General and administrative	2,283,000	2,273,000	6,964,000	5,481,000

Total operating expenses	8,461,000	9,174,000	26,547,000	24,102,000

Loss from operations	(1,781,000)	(3,361,000)	(6,963,000)	(6,672,000)

Interest and investment income	492,000	368,000	1,290,000	887,000
Interest and investment expense	(9,000)	(90,000)	(72,000)	(271,000)
Other income (expense), net(1)	(8,000)	(6,000)	7,975,000	(32,000)

Net income (loss)	$(1,306,000)	$(3,089,000)	$2,230,000	$(6,088,000)

Earnings (loss) per share:
Basic net income (loss) per share	$(0.03)	$(0.07)	$0.05	$(0.13)

Diluted net income (loss) per share	$(0.03)	$(0.07)	$0.05	$(0.13)

Weighted average shares used in computing:
Basic net income (loss) per share	45,899,874	45,725,431	45,897,162	45,146,287

Diluted net income (loss) per share	45,899,874	45,725,431	46,057,217	45,146,287

(1)	For the nine-month period ended September 30, 2006, other income included $8,000,000 from the settlement of a clinical trial dispute.

See notes to condensed consolidated financial statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$2,230,000	$(6,088,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	173,000	166,000
Non cash expense related to employee stock options	1,864,000	472,000
Changes in operating assets and liabilities:
Accounts receivable	(3,940,000)	—
Inventories	338,000	704,000
Prepaid expenses and other assets	529,000	474,000
Accounts payable and other accrued expenses	596,000	(76,000)
Accrued compensation and employee benefits	(540,000)	(814,000)
Accrued clinical trials expenses	(34,000)	657,000
Accrued professional fees	416,000	65,000
Long-term liabilities	(29,000)	—
Deferred revenue	(177,000)	(402,000)

Net cash provided by (used in) operating activities	1,426,000	(4,842,000)

Investing activities:
Purchases of property and equipment	(68,000)	(73,000)
Purchases of short-term investments	(290,000)	(3,173,000)

Net cash used in investing activities	(358,000)	(3,246,000)

Financing activities:
Proceeds from issuances of common stock, net of financing costs	44,000	3,125,000
Repayment of notes payable	(1,600,000)	—

Net cash (used in) provided by financing activities	(1,556,000)	3,125,000

Net decrease in cash and cash equivalents	(488,000)	(4,963,000)
Cash and cash equivalents, beginning of period	25,845,000	41,204,000

Cash and cash equivalents, end of period	$25,357,000	$36,241,000

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company will replace products that have expired or are deemed to be damaged or defective when delivered. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(1,306,000)	$(3,089,000)	$2,230,000	$(6,088,000)

Denominator:
Weighted-average shares outstanding used to compute basic EPS	45,899,874	45,725,431	45,897,162	45,146,287
Effect of dilutive stock options	—	—	160,055	—

Weighted-average shares outstanding and dilutive stock options used to compute diluted EPS	45,899,874	45,725,431	46,057,217	45,146,287

For the three-month and nine-month periods ended September 30, 2006, approximately 7,769,000 and 6,851,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

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

The Company adopted FAS 123R using the modified-prospective transition method as of January 1, 2006. Under this method, compensation cost recognized in the nine-month period ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123. Compensation cost also includes all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Results for prior periods have not been restated to reflect the impact of FAS 123R.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation costs only for those awards that are expected to vest. In the Company’s pro forma information required under FAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost.

The following table illustrates the effect on income (loss) and net income (loss) per share for the three-month and nine-month periods ended September 30, 2005, had compensation expense for the Company’s stock option and employee stock purchase plans been determined based on the fair value at the grant date consistent with the provisions of FAS 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss - as reported	$(3,089,000)	$(6,088,000)
Total stock-based employee compensation expense included in reported net loss	423,000	472,000
Total stock-based employee compensation expense determined under the fair value based method for all awards	(755,000)	(2,260,000)

Net loss - pro forma	$(3,421,000)	$(7,876,000)

Basic and diluted net loss per share - as reported	$(0.07)	$(0.13)

Basic and diluted net loss per share - pro forma	$(0.07)	$(0.17)

3.	Stockholders Equity

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

In June 1995, the Board of Directors and the stockholders of the Company approved the 1995 Nonemployee Director Stock Option Plan (the “Nonemployee Director Plan”) and reserved 250,000 shares for issuance thereunder. In June 2000 and June 2002 the Board of Directors and stockholders of the Company approved an increase of 250,000 in the shares reserved for issuance under the Nonemployee Director Plan. In May 2004, the Board of Directors and stockholders of the Company approved the 2004 Outside Directors Stock Option Plan and reserved 465,000 shares for issuance thereunder and the Nonemployee Director Plan was cancelled. The 2004 Outside Directors Stock Option Plan automatically grants nonqualified stock options to nonemployee directors upon their appointment or first election to the Company’s Board of Directors (“Initial Grant”) and annually upon their reelection to the Board of Directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). The options are granted at fair market value on the date of grant and expire ten years from the date of grant. Initial Grants will become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, and Annual Grants will become exercisable in twelve equal monthly installments from the date of grant, subject in each case to the Outside Director’s continuous service on our Board of Directors. In June 2005, the Board of Directors and stockholders of the Company approved an increase in the maximum number of shares issuable under the 2004 Outside Directors Stock Option Plan by 550,000 shares to a total of 1,015,000 shares.

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

The following table summarizes stock option activity during the three-month period ended September 30, 2006 under all option plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at June 30, 2006	7,968,776	$4.22
Granted	12,000	$2.20
Exercised	—	$0.00
Forfeited	(116,816)	$3.13
Expired	(172,000)	$6.55

Options outstanding at September 30, 2006	7,691,960	$4.19	6.81	$289,279

Options vested and expected to vest at September 30, 2006	7,326,642	$4.26	6.70

Options exercisable at September 30, 2006	4,700,076	$4.92	5.39	$287,625

The following table summarizes stock option activity during the nine-month period ended September 30, 2006 under all option plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	6,527,126	$4.69
Granted	2,106,000	$2.42
Exercised	—	$0.00
Forfeited	(736,316)	$3.02
Expired	(204,850)	$6.32

Options outstanding at September 30, 2006	7,691,960	$4.19	6.81	$289,279

Options vested and expected to vest at September 30, 2006	7,326,642	$4.26	6.70

Options exercisable at September 30, 2006	4,700,076	$4.92	5.39	$287,625

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.22 - $2.31	385,429	2.90	$1.57	364,096	$1.53
$2.34 - $2.34	851,000	9.40	$2.34	—	$0.00
$2.38 - $2.47	368,300	5.62	$2.44	233,300	$2.42
$2.49 - $2.49	1,000,000	9.67	$2.49	—	$0.00
$2.67 - $3.40	1,188,750	8.37	$3.28	699,516	$3.22
$3.68 - $3.84	775,445	5.13	$3.72	750,445	$3.71
$3.88 - $5.00	1,186,268	5.98	$4.67	907,535	$4.59
$5.23 - $5.83	1,184,030	6.30	$5.64	998,758	$5.62
$5.88 - $10.75	747,738	4.05	$9.57	741,426	$9.59
$12.50 - $12.50	5,000	3.41	$12.50	5,000	$12.50

	7,691,960	6.81	$4.19	4,700,076	$4.92

There were no options exercised for the three-month and nine-month periods ended September 30, 2006 and the total intrinsic value of options exercised for the three-month and nine-month periods in 2005 was approximately $678,000 and $1,668,000, respectively.

The following table illustrates the allocation of compensation cost related to stock options and employee stock purchases to the income statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research and development	$183,000	$—	$627,000	$—
Sales and marketing	$154,000	$—	485,000	—
General and administrative	$295,000	$423,000	751,000	472,000

	$632,000	$423,000	$1,863,000	$472,000

As a result of adopting FAS 123R as of January 1, 2006, our income from operations and net income for the three-month and nine-month periods ended September 30, 2006 is approximately $632,000 and $1,863,0000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted income per share for the three-month and nine-month periods ended September 30, 2006 are $0.02 and $0.04 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The total compensation cost capitalized in inventory was approximately $26,000 and $82,000, respectively in the three-month and nine-month periods ended September 30, 2006. For the three-month and nine-month periods ended September 30, 2005, stock-based compensations cost was $423,000 and $472,000, respectively.

The fair value of employee stock options granted under the Company’s stock option plans and the fair value of employee purchase rights granted under the Company’s employee stock purchase plan during the three-month and nine-month periods ended September 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Stock Option Plan	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average fair value of stock options granted	$1.25	$—	$1.36	$1.98
Risk-free interest rate	4.86%	—	4.73%	3.60%
Dividend yield	0.00%	—	0.00%	0.00%
Volatility factor of the expected market price of our common stock	70.50%	—	73.25%	75.00%
Weighted-average expected life of option (years)	4.09	—	3.85	5.00

Employee Stock Purchase Plan	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average fair value of employee stock purchase plan purchases	$—	$—	$0.84	$0.45
Risk-free interest rate	—	—	3.17%	3.82%
Dividend yield	—	—	0.00%	0.00%
Volatility factor of the expected market price of our common stock	—	—	60.59%	74.65%
Weighted-average expected life (years)	—	—	0.75	0.24

The expected term of options granted is derived from historical data on employee exercises and terminations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock. The expected dividend assumption is based on the Company’s history and expectations of no dividend payouts.

In January 2006, the employee stock purchase plan was amended to be a non-compensatory plan under FAS 123R; accordingly, no fair value calculation was performed for purchases subsequent to that date.

As of September 30, 2006, unamortized compensation expense related to unvested options was approximately $4,600,000. The weighted average period over which compensation expense related to these options will be recognized is 2.1 years.

The total fair value of options vested during the three-month and nine-month periods ended September 30, 2006 was $441,000 and $1,964,000, respectively.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on our available-for-sale securities. For the three-month periods ended September 30, 2006 and 2005, the Company’s total comprehensive loss amounted to $(1,309,000) and $(3,077,000), respectively. For the nine-month periods ended September 30, 2006 and 2005, the Company’s total comprehensive income (loss) amounted to $2,245,000 and $(6,073,000), respectively.

5.	Marketable Securities

The following is a summary of marketable securities at September 30, 2006 and December 31, 2005:

	Available-For Sale Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
September 30, 2006:
Certificates of deposit	$841,000	$—	$841,000
Short-term municipal securities	5,450,000	—	5,450,000
Corporate equity securities	51,000	68,000	119,000

	$6,342,000	$68,000	$6,410,000

December 31, 2005:
Certificates of deposit	$823,000	$—	$823,000
Short-term municipal securities	9,450,000	—	9,450,000
Corporate equity securities	51,000	53,000	104,000

	$10,324,000	$53,000	$10,377,000

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
September 30, 2006:
U.S. Treasury securities	$10,306,000	$—	$10,306,000

	$10,306,000	$—	$10,306,000

December 31, 2005:
U.S. Treasury securities	$6,034,000	$—	$6,034,000

	$6,034,000	$—	$6,034,000

As of September 30, 2006, there was $696,000 in restricted short-term investments and $5,714,000 in other short-term investments held in available-for-sale securities. As of December 31, 2005, there was $692,000 in restricted short-term investments and $9,685,000 in other short-term investments held in available-for-sale securities. As of September 30, 2006 and December 31, 2005 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities; however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, they are included as available-for sale securities. Our interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

As of September 30, 2006 and December 31, 2005, there were $10,306,000 and $6,034,000 respectively in other short-term investments classified as held-to-maturity securities. These securities are U. S. Treasury bills which will mature in November and December 2006 and February 2007. The fair market value of the investments at September 30, 2006 and December 31, 2005, respectively, approximated their cost.

6.	Inventories

The following is a summary of inventories at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Raw materials	$967,000	$797,000
Work in progress	168,000	476,000
Finished goods	1,881,000	1,999,000

	$3,016,000	$3,272,000

7.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Prepaid insurance	$8,000	$702,000
Prepaid rent	108,000	107,000
Prepaid clinical trial expense	13,000	41,000
VAT receivable	864,000	464,000
Other prepaid expenses	363,000	576,000

	$1,356,000	$1,890,000

8.	Intangible Assets

The following is a summary of intangible assets at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(2,036,000)	(1,984,000)

	$420,000	$472,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis beginning in September 1998. Amortization expenses for each of the three-month periods ended September 30, 2006 and 2005 was $17,500 and for each of the nine-month periods ended September 30, 2006 and 2005 was $53,000. For the years ending December 31, 2006 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company’s policy is to identify and record impairment losses on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There have been no impairment losses recorded to date.

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

10.	Accrued Expenses

The following is a summary of other accrued expenses at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Accrued royalties	$—	$500,000
Accrued pre-clinical trial expenses	140,000	93,000
Accrued interest payable	—	32,000
Accrued annual reports expense	46,000	60,000
Accrued sales and marketing expenses	449,000	501,000
Accrued manufacturing costs	249,000	47,000
Other	752,000	454,000

	$1,636,000	$1,687,000

11.	CEO Agreement

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

In accordance with the CEO agreement with Dr. Blobel, the Board of Directors is obligated in 2008 to consider an award to Dr. Blobel of a special cash bonus of up to $300,000, based on his achievement of the previously agreed upon performance targets over the years 2006-2008. The Company will estimate the probable amount of this long-term incentive bonus on a quarterly basis in order to accrue the bonus over the related performance period. In the three-month and nine-month periods ended September 30, 2006, the Company accrued approximately $30,000 and $39,000, respectively, relating to the special cash bonus. All expenses related to the agreement with Dr. Blobel will be recorded to general and administrative expenses.

The employment agreement with Dr. Blobel also includes two option awards. The first option award is to purchase 400,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on the Nasdaq Global Market of a share of the Company’s common stock on June 2, 2006. The option has a term of ten years and will vest in annual installments on each of the first four anniversaries of June 2, 2006. The Company is recognizing compensation cost for these options based on the grant-date fair value estimated in accordance with the provision of FAS 123R. The Company is amortizing the compensation cost over the vesting period, which is four years, using the straight line attribution method.

The second option award granted to Dr. Blobel is to purchase 600,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on the Nasdaq Global Market of a share of the Company’s common stock on June 2, 2006. This option has a term of 10 years and 100,000 shares of such option will vest upon the Company’s common stock trading after June 2, 2006 for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on the Nasdaq Global Market, each of (a) $4.50 on or before June 2, 2009, (b) $6.00 on or before June 2, 2010, (c) $8.00 on or before June 2, 2011, (d) $10.00 on or before June 2, 2012, (e) $12.00 on or before June 2, 2013, and (f) $14.00 on or before June 2, 2014, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure. The second option grant is considered an award with a market condition and, therefore, the grant date fair values related to each of the six vesting portions of this award has been calculated and the related compensation cost is being expensed over the service periods for each of the six vesting portions of the award.

12.	Other Income

On April 3, 2006, the Company announced the resolution of our dispute with Schering Plough KK (SPKK) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000 on April 18, 2006 which has been recorded as income in the second quarter 2006.

13.	Income Taxes

The Company expects a small profit for the year ended December 31, 2006. However, the Company has not recorded any federal or state income tax expense for the three-month and nine-month periods ended September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; the opportunities and our abilities to expand and grow our business; anticipated product sales; the sufficiency of our resources to complete clinical trials and other new product development initiatives; the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; ZADAXIN’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future size of the worldwide hepatitis C virus and other markets; research and development and other expense levels; cash and other asset levels; and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases, primarily cancer and viral and other infectious diseases. Our lead product ZADAXIN is currently being evaluated in a large, phase 2 stage IV malignant melanoma clinical trial in Europe. In addition, a large clinical trial is ongoing in Europe using ZADAXIN as part of a novel triple therapy combination for the treatment of hepatitis C virus (HCV). ZADAXIN is approved for sale internationally, most notably in China where we have an established sales and marketing operation. Part of our strategy in China is to leverage our sales and marketing capabilities by in-licensing or acquiring the rights to market other products in this rapidly growing pharmaceutical market.

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

SCV-07, our second proprietary drug development candidate, has shown evidence of clinical efficacy in multi-drug resistant tuberculosis and early pre-clinical data suggesting utility in cancer and in a variety of viral and bacterial diseases. In recently completed phase 1 clinical trials, SCV-07 has shown bioavailability when orally administered and appears to be safe and well tolerated in both oral and subcutaneous administration.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three-month and nine-month periods ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our estimates related to the recording of expenses for stock-based compensation.

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

Effective January 1, 2006, we adopted FAS 123R using the modified-prospective transition method. Under this method, compensation cost recognized in the nine-month period ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123. Compensation cost also includes all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Results for prior periods have not been restated to reflect the impact of FAS 123R.

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

Expected Forfeitures - We use historical data regarding forfeitures of our options to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual conditions, events or amounts differ significantly from any of these estimates, stock-based compensation expense and its non-cash effect on our results of operations could be materially impacted. As of September 30, 2006, unamortized compensation expense related to unvested options was approximately $4,600,000. The weighted average period over which compensation expense related to these options will be recognized is 2.1 years.

Results of Operations

Total Revenues

Product sales were $8,270,000 and $23,969,000 for the three-month and nine-month periods ended September 30, 2006, respectively, as compared to $7,016,000 and $20,528,000 for the corresponding periods in 2005. All product sales in each period were derived from sales of ZADAXIN. The increase was attributable to a higher volume of product sold as prices have remained stable between the 2006 and 2005 periods. Sales to customers in China for both the three-month and nine-month periods in 2006 accounted for approximately 91% of product sales, as compared to 92% for both the respective periods in 2005.

For the three-month period ended September 30, 2006, sales to two importing agents in China accounted for approximately 79% and 12% of our product sales. For the nine-month period ended September 30, 2006, sales to four importing agents in China accounted for approximately 65%, 11%, 11% and 4% of our product sales. The two largest customers in each of these two periods were the same importing agents. We expect that the share of our product sales to China will vary among a small number of importing agents from quarter to quarter.

Contract revenue was $26,000 and $170,000 for the three-month and nine-month periods ended September 30, 2006, respectively, as compared to $134,000 and $402,000 for each of the corresponding periods in 2005, all in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue is being recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under our contract with Sigma-Tau. The decrease in contract revenue in the 2006 periods compared to the 2005 periods is due to the extension of the expected term of our performance requirements to approximately the end of October 2006.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 81% for both the three-month and nine-month periods ended September 30, 2006, as compared to 81% and 83% for the corresponding periods in 2005. Gross margin was lower for the nine-month period ended September 30, 2006 due to higher average cost of product sold in that period. We expect cost of product sales, and hence gross margin on product sales, to vary from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and Development

Research and development expenses were $3,167,000 and $10,897,000 for the three-month and nine-month periods ended September 30, 2006, respectively, as compared to $4,233,000 and $11,193,000 for the corresponding periods in 2005. For the three-month period ended September 30, 2006, research and development expenses were lower compared to the three month period ended September 30, 2005 due to a decrease in clinical trial expenses of approximately $1,050,000 in addition to a decrease in consulting fees of approximately $230,000, offset by an increase in stock-based compensation expense of $184,000 following the adoption of FAS 123R. For the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005, research and development expenses were lower due to a decrease in clinical trial expenses of approximately $1,007,000, offset by an increase in stock-based compensation expense of $627,000 following the adoption of FAS 123R. The decrease in clinical trial expenses for the 2006 periods is primarily due to a lower level of U.S. clinical trial activity in these periods. The initiation and continuation of our current clinical development programs has had, and will continue to have, a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular quarter for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our share of the future costs through 2007 of the current European HCV phase 3 clinical trial will be approximately $1,120,000. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $3,011,000 and $8,686,000 for the three-month and nine-month periods ended September 30, 2006, as compared to $2,668,000 and $7,428,000 for the corresponding periods in 2005. The higher level of sales and marketing expenses in the three-month period ended September 30, 2006 compared to the corresponding period in

2005 was largely due to stock-based compensation expense of $154,000 following the adoption of FAS 123R. For the nine-month period ended September 30, 2006, the higher level of sales and marketing expenses compared to the same period in 2005 was due to stock-based compensation expense of $485,000, in addition to increases in payroll related expenses of $111,000 and increased conference related expenses of $471,000. We expect sales and marketing expenses to vary in the next several quarters and to increase in the next several years if we are successful in our efforts to expand our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $2,283,000 and $6,964,000 for the three-month and nine-month periods ended September 30, 2006, as compared to $2,273,000 and $5,481,000 for the corresponding periods in 2005. For the three-month period ended September 30, 2006 compared to the corresponding period in 2005, changes in general and administrative expenses were due to increases in consulting fees of approximately $298,000, offset by decreases in legal fees of approximately $221,000. For the nine-month period ended September 30, 2006, the higher level of general and administrative expenses compared to the same period in 2005 was due to stock-based compensation expenses of $279,000, in addition to increases in payroll related expenses of $297,000 and consulting fees of $625,000. In the near term, we expect general and administrative expenses to vary from quarter to quarter and to increase particularly due to increased audit costs and other activities related to compliance with additional securities regulation requirements.

Interest and Investment Income and Expense

Interest and investment income was approximately $492,000 and $1,290,000 for the three-month and nine-month periods ended September 30, 2006, as compared to $368,000 and $887,000 for the corresponding periods in 2005. The increase was primarily due to cash balances earning interest at higher rates in the 2006 periods. Interest and investment expenses were $9,000 and $72,000 for the three-month and nine-month periods ended September 30, 2006 as compared to $90,000 and $271,000 for the corresponding periods in 2005. The decrease in interest and investment expense is attributable to the repayment of $4,000,000 and $1,600,000 convertible notes in December 2005 and March 2006, respectively.

Other Income and Expense

For the three-month periods ended September 2006 and 2005, other expenses were $8,000 and $6,000 respectively. For the nine-month period ended September 2006, other income was $7,975,000 whereas other expense for the same period in 2005 was $32,000. The increase in other income in the nine-month period was primarily due to the $8,000,000 received in April 2006 for the resolution of our dispute with Schering Plough KK (SPKK).

Income Taxes

We expect a small profit for the year ended December 31, 2006. However, we have not recorded any federal or state income tax expense for the three-month and nine-month periods ended September 30, 2006.

Liquidity and Capital Resources

On September 30, 2006 and December 31, 2005, we had $42,073,000 and $42,256,000, respectively, in cash, cash equivalents and short-term investments including $696,000 and $692,000, respectively, of restricted short-term investments. We currently estimate cash, cash equivalents and short-term investments at December 31, 2006 will be approximately $39,000,000.

The short-term investments consist primarily of U.S. Treasury securities and highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by a certificate of deposit. On September 30, 2006, the letters of credit totaled $696,000 and were comprised of $633,000 under our lease agreement and $63,000 to facilitate our value added tax filings in Europe.

Net cash provided by operating activities amounted to $1,426,000 for the nine-month period ended September 30, 2006 as compared to net cash used in operating activities in the amount of $4,842,000 in the corresponding period in 2005. The change was primarily due to net income in the 2006 period compared to net loss in the 2005 period.

Net cash used in investing activities amounted to $358,000 for the nine-month period ended September 30, 2006, as compared to net cash used in investing activities in the amount of $3,246,000 for the corresponding period in 2005. The change is due to the purchase of U.S. Treasury securities in the amount of $3,173,000 in the 2005 period.

Net cash used in financing activities amounted to $1,556,000 for the nine-month period ended September 30, 2006 and consisted of the repayment of a $1,600,000 convertible note, partially offset by proceeds from issuance of common stock of approximately $44,000 under our employee stock purchase plan. Net cash provided by financing activities amounted to $3,125,000 for the nine-month period ended September 30, 2005, of which $3,002,000 was related to the exercising of outstanding options under our employee stock option plans, and $123,000 was from the issuance of common stock under our employee stock purchase plan.

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

Contractual Obligations

There were no material changes in the nine-month period ended September 30, 2006 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the nine-month period ended September 30, 2006.

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

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. In both the nine-month period ended September 30, 2006 and in the year ended December 31, 2005, approximately 91% of our ZADAXIN sales were to customers in China. For the years ended December 31, 2004 and 2003, sales to our customers in China accounted for approximately 91% and 88%, respectively, of product sales. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. In China, ZADAXIN is approved only for the treatment of HBV and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in increasing quantities. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

We do not have product sales in the United States, Europe or Japan with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East, and sales outside of China have not been substantial to date. Some countries in these regions, including China, regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline. We believe that the Chinese government is increasing its efforts to reduce overall health care costs, including through pricing controls. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. These prices may be lower than our distributors have been selling ZADAXIN in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006 we have experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; to date during 2006, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, these efforts are not economical for our supplier. Accordingly, although currently we have inventory for the next few quarters, failure to remedy the production problem may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials. Any recall of the manufacturing lots or similar action regarding the pegylated interferon alpha used in our clinical trials could detract from the integrity of the trial data and its potential use in future regulatory filings.

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

Additional clinical trials will be required for the successful U.S. and European commercialization of ZADAXIN and for the continued success of our commercialization efforts in China and other markets. If the results of clinical trials are not favorable, we will be unable to obtain regulatory approval for the intended indications we are evaluating and our sales efforts in China and other markets where ZADAXIN is approved will be harmed.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. In December 2005 and June 2006, we reported final results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Although we do not believe that the news of these results had any significant effect on our sales to China in the following periods to date, we cannot assure you that our results will not be harmed if final data from current clinical trials are negative. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) trial in Europe and we expect that enrollment of this trial will be completed by year-end 2006.

The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the EMEA for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of ZADAXIN, pegylated interferon alpha and ribavirin with the current standard of care. The final results of the European trial will not be known before mid 2008. As with the FDA, the EMEA generally requires two confirmatory phase 3 clinical trials to support their equivalent of an NDA. Therefore, results of the current triple therapy combination trial, even if positive and statistically significant, would by themselves be insufficient to support an NDA to the EMEA, and results from a second confirmatory phase 3 clinical trial would be needed. At this time, plans for such trial have not been made. We cannot assure you that we or our European partner, Sigma-Tau, will undertake such trial, that any clinical trial of the triple therapy combination will yield favorable results, that we will receive approval for ZADAXIN for the treatment of HCV in Europe or the United States or for the treatment of HCV in other countries, or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

In December 2005, we and Sigma-Tau announced promising interim results from a large phase 2 clinical trial in Europe evaluating ZADAXIN in combination with dacarbazine (DTIC) chemotherapy with and without low-dose interferon alpha to treat patients with stage IV, the most advanced and imminently fatal form of, malignant melanoma. These preliminary data show a distinct ZADAXIN dose-dependent response in combination with DTIC chemotherapy at the 1.6 mg ZADAXIN dose with low-dose interferon and at the 3.2 mg ZADAXIN doses both with and without low-dose interferon alpha. The trial’s primary endpoint is overall tumor response. In September 2006, we reported additional overall tumor response data that continued to show a similar dose-dependent response, although preliminary data show that a lower percentage of evaluated patients in the 6.4 mg ZADAXIN dose with low-dose interferon arm achieved either complete or partial tumor response compared to the evaluated patients in either of the 3.2 mg ZADAXN arms. We expect to report preliminary survival data on the control (DTIC and low-dose interferon), 1.6 mg, and both 3.2 mg ZADAXIN arms before the end of 2006. Preliminary survival data on the 6.4 mg ZADAXIN arm will be available in late 2007 due to the later initiation of this treatment arm. With these data, we, in collaboration with Sigma-Tau, intend to approach the FDA and the EMEA to share these data and to discuss our plans to initiate phase 3 registration trials. We cannot assure you that the final results of the phase 2 clinical trial will be favorable or support the design and initiation of phase 3 clinical trials, that we or Sigma-Tau will receive approval for the indication or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

Higher than anticipated patient drop out rates in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.

In December 2005 and June 2006 we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results may have made Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and take longer than planned. We expect that enrollment of this trial will be completed by year-end 2006. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts did not prevent us from completing our U.S. phase 3 HCV clinical trials. However, dropouts may affect the final results of the European phase 3 HCV triple therapy combination trial.

We cannot predict the safety profile of the use of ZADAXIN when used in combination with other drugs.

Many of our trials involve the use of ZADAXIN in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, lamivudine, and dacarbazine are known to cause adverse patient reactions. Even if ZADAXIN does not produce adverse side effects when used alone, we cannot predict how it will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN when used in certain combination therapies.

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

Our business strategy is dependent on our ability to in-license or otherwise acquire the rights to develop and commercialize products. If we fail to acquire such rights or are unsuccessful in our efforts to develop such products and obtain regulatory approval to market and successfully commercialize them, our business will suffer.

All of our products, including ZADAXIN, the only one for which we have sales revenue, have been in-licensed by us. We do not conduct product discovery and typically have in-licensed our products from third parties who have discovered the products and conducted at least some pre-clinical research on them. The competition for attractive products to in-license is intense, and we cannot assure you that we will be able to in-license products in the future on acceptable terms if at all. In addition, we face the risks of developing the in-licensed products and the risks and uncertainties of conducting clinical trials and seeking regulatory approval to market the in-licensed products, all of which require years of effort and the commitment of significant financial resources. Our ability to grow our business requires the development and commercialization of additional products. If we are unable to in-license products on acceptable terms and successfully develop and commercialize them, our business could be harmed.

If we lose key personnel or are unable to attract and retain additional, highly skilled and experienced personnel required for the expansion of our activities, our business will suffer.

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In particular, our efforts to in-license or acquire, develop and commercialize product candidates for China require the addition of clinical and regulatory personnel and the capabilities to expand our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance on any of our personnel.

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

To be successful, our products must be manufactured in commercial quantities, in compliance with stringent regulatory requirements and at an acceptable cost. Typically we have at any time only one supplier for each phase of manufacturing of our product. At present, we are in the process of negotiating a new long-term supply agreement with our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China. Failure to secure such agreement, or on favorable terms, would harm our business. The manufacturing facilities of our suppliers are subject to inspection by regulatory authorities to ensure their compliance with regulatory requirements and standards. Manufacturing interruptions or failure to comply with regulatory requirements could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business.

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

We have experienced significant operating losses since our inception, and as of September 30, 2006, we had an accumulated deficit of approximately $157 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may never achieve profitability.

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

Our collaborative partner Sigma-Tau and affiliates hold a substantial amount of our stock. The stock is freely tradeable and Sigma-Tau is not under any obligation to SciClone which would prevent it from selling some or all of the stock it holds.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of September 30, 2006, one director has adopted such a plan, and other directors or officers may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R’s fair value method is having a significant impact on our results of operations, although it will have no impact on our cash or overall financial position. In the three-month and nine-month periods ended September 30, 2006, we recognized $632,000 and $1,863,000, respectively, of stock-based compensation expense relating to the adoption of FAS 123R.

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

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. The Chinese currency is no longer pegged to the U.S. dollar and, although this exposure to currency exchange rate fluctuations has been minimal through the period ended September 30, 2006, our foreign operations may expose us to greater risk of decreased sales due to currency exchange rate fluctuations in the future. In addition, we are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in U.S. Treasury or U.S. government agency notes. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $142,930 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at September 30, 2006. Actual results may differ materially.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. Our purchases from one of our contract manufacturers, however, are denominated in euros and costs of our operations in China are paid in local currency, and this exposes us to foreign currency rate fluctuations. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses although such losses have been minimal to date. We do not hedge against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

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

Changes in Internal Controls

There has been no significant change in our internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is hereby made to the Company’s resolution of its dispute with Schering Plough KK (SPKK) on April 3, 2006, as described in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which description is incorporated herein by reference.

Item 1A. Risk Factors

The only material changes in our risk factors from those previously disclosed in our Form 10-K for the year ended December 31, 2005, were as follows:

•	We deleted our risk factor with respect to our dispute with SPKK and our plans for ZADAXIN in Japan.

•	We modified our risk factor regarding our revenue’s dependence on the sale of ZADAXIN in foreign countries, which now reads in full as follows:

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. In both the nine-month period ended September 30, 2006 and in the year ended December 31, 2005, approximately 91% of our ZADAXIN sales were to customers in China. For the years ended December 31, 2004 and 2003, sales to our customers in China accounted for approximately 91% and 88%, respectively, of product sales. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. In China, ZADAXIN is approved only for the treatment of HBV and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in increasing quantities. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

We do not have product sales in the United States, Europe or Japan with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East, and sales outside of China have not been substantial to date. Some countries in these regions, including China, regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline. We believe that the Chinese government is increasing its efforts to reduce overall health care costs, including through pricing controls. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. These prices may be lower than our distributors have been selling ZADAXIN in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006 we have experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; to date during 2006, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, these efforts are not economical for our supplier. Accordingly, although currently we have inventory for the next few quarters, failure to remedy the production problem may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials. Any recall of the manufacturing lots or similar action regarding the pegylated interferon alpha used in our clinical trials could detract from the integrity of the trial data and its potential use in future regulatory filings.

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

Additional clinical trials will be required for the successful U.S. and European commercialization of ZADAXIN and for the continued success of our commercialization efforts in China and other markets. If the results of clinical trials are not favorable, we will be unable to obtain regulatory approval for the intended indications we are evaluating and our sales efforts in China and other markets where ZADAXIN is approved will be harmed.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. In December 2005 and June 2006, we reported final results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Although we do not believe that the news of these results had any significant effect on our sales to China in the following periods to date, we cannot assure you that our results will not be harmed if final data from current clinical trials are negative. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) trial in Europe and we expect that enrollment of this trial will be completed by year-end 2006.

The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the EMEA for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of ZADAXIN, pegylated interferon alpha and ribavirin with the current standard of care. The final results of the European trial will not be known before mid-2008. As with the FDA, the EMEA generally requires two confirmatory phase 3 clinical trials to support their equivalent of an NDA. Therefore, results of the current triple therapy combination trial, even if positive and statistically significant, would by themselves be insufficient to support an NDA to the EMEA, and results from a second confirmatory phase 3 clinical trial would be needed. At this time, plans for such trial have not been made. We cannot assure you that we or our European partner, Sigma-Tau, will undertake such trial, that any clinical trial of the triple therapy combination will yield favorable results, that we will receive approval for ZADAXIN for the treatment of HCV in Europe or the United States or for the treatment of HCV in other countries, or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

In December 2005, we and Sigma-Tau announced promising interim results from a large phase 2 clinical trial in Europe evaluating ZADAXIN in combination with dacarbazine (DTIC) chemotherapy with and without low-dose interferon alpha to treat patients with stage IV, the most advanced and imminently fatal form of, malignant melanoma. These preliminary data show a distinct ZADAXIN dose-dependent response in combination with DTIC chemotherapy at the 1.6 mg ZADAXIN dose with low-dose interferon and at the 3.2 mg ZADAXIN doses both with and without low-dose interferon alpha. The trial’s primary endpoint is overall tumor response. In September 2006, we reported additional overall tumor response data that continued to show a similar dose-dependent response, although preliminary data show that a lower percentage of evaluated patients in the 6.4 mg ZADAXIN dose with low-dose interferon arm achieved either complete or partial tumor response compared to the evaluated patients in either of the 3.2 mg ZADAXN arms. We expect to report preliminary survival data on the control (DTIC and low-dose interferon), 1.6 mg and both 3.2 mg ZADAXIN arms before the end of 2006. Preliminary survival data on the 6.4 mg ZADAXIN arm will be available in late 2007 due to the later initiation of this treatment arm. With these data, we, in collaboration with Sigma-Tau, intend to approach the FDA and the EMEA to share these data and to discuss our plans to initiate phase 3 registration trials. We cannot assure you that the final results of the phase 2 clinical trial will be favorable or support the design and initiation of phase 3 clinical trials, that we or Sigma-Tau will receive approval for the indication or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

•	We modified our risk factor regarding patient drop out rates for our clinical trials, which now reads in full as follows:

Higher than anticipated patient drop out rates in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.

In December 2005 and June 2006 we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results may have made Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and take longer than planned. We expect that enrollment of this trial will be completed by year-end 2006. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts did not prevent us from completing our U.S. phase 3 HCV clinical trials. However, dropouts may affect the final results of the European phase 3 HCV triple therapy combination trial.

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

•	We added a risk factor regarding our ability to in-license or otherwise acquire the rights to develop and commercialize products, which reads in full as follows:

Our business strategy is dependent on our ability to in-license or otherwise acquire the rights to develop and commercialize products. If we fail to acquire such rights or are unsuccessful in our efforts to develop such products and obtain regulatory approval to market and successfully commercialize them, our business will suffer.

All of our products, including ZADAXIN, the only one for which we have sales revenue, have been in-licensed by us. We do not conduct product discovery and typically have in-licensed our products from third parties who have discovered the products and conducted at least some pre-clinical research on them. The competition for attractive products to in-license is intense, and we cannot assure you that we will be able to in-license products in the future on acceptable terms, if at all. In addition, we face the risks of developing the in-licensed products and the risks and uncertainties of conducting clinical trials and seeking regulatory approval to market the in-licensed products, all of which require years of effort and the commitment of significant financial resources. Our ability to grow our business requires the development and commercialization of additional products. If we are unable to in-license products on acceptable terms and successfully develop and commercialize them, our business could be harmed.

•	We modified our risk factor regarding our ability to attract and retain personnel, which now reads in full as follows:

If we lose key personnel or are unable to attract and retain additional, highly skilled and experienced personnel required for the expansion of our activities, our business will suffer.

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In particular, our efforts to in-license or acquire, develop and commercialize product candidates for China require the addition of clinical and regulatory personnel and the capabilities to expand our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance on any of our personnel.

•	We modified our risk factor regarding our manufacturing relationships, which now reads in full as follows:

If we are not able to establish and maintain adequate manufacturing relationships, the development and sale of our products could be impaired.

To be successful, our products must be manufactured in commercial quantities, in compliance with stringent regulatory requirements and at an acceptable cost. Typically we have at any time only one supplier for each phase of manufacturing of our product. At present, we are in the process of negotiating a new long-term supply agreement with our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China. Failure to secure such agreement, or on favorable terms, would harm our business. The manufacturing facilities of our suppliers are subject to inspection by regulatory authorities to ensure their compliance with regulatory requirements and standards. Manufacturing interruptions or failure to comply with regulatory requirements could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products, including sales of ZADAXIN in approved markets, and impair our competitive position. Any of these developments would harm our business.

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

•	We modified our risk factor regarding currency exchange rate fluctuations, which now reads in full as follows:

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance.

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. The Chinese currency is no longer pegged to the U.S. dollar and, although this exposure to currency exchange rate fluctuations has been minimal through the period ended September 30, 2006, our foreign operations may expose us to greater risk of decreased sales due to currency exchange rate fluctuations in the future. In addition, we are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 6. Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.

10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.

10.8(8)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(8)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.10(9)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.11(9)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(9)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(9)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(10)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(10)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

31.1(11)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(11)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(11)	Section 1350 Certification of Chief Executive Officer.

32.2(11)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(11)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: November 7, 2006	/s/ Richard A. Waldron
Richard A. Waldron Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3(i).1(1)	Amended and Restated Certificate of Incorporation

3(ii).1(1)	Bylaws.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005

10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005

10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005

10.8(8)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid

10.9(8)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid

10.10(9)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006

10.11(9)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

10.12(9)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

10.13(9)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006

Exhibit Number	Exhibit
10.14(10)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(10)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

31.1(11)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(11)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(11)	Section 1350 Certification of Chief Executive Officer.

32.2(11)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(11)	Filed herewith