Form 10-K
period 2006-12-31
SCICLONE PHARMACEUTICALS INC
filed 2007-03-16
CIK 880771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006,

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

Common Stock, $0.001 par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐        No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $103,337,000 as of June 30, 2006, based upon the average bid and asked price of the Registrant’s Common Stock on The NASDAQ National Market (now The NASDAQ Stock Market LLC) on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2007, there were 46,083,749 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

OVERVIEW

SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of novel therapeutics to treat life-threatening diseases. Our strategy is to in-license products in the areas of cancer and viral infectious diseases, and to develop them for commercialization in the major pharmaceutical markets with a particular focus on China, one of the world’s fastest growing pharmaceutical markets. Our lead product ZADAXIN® (thymalfasin) is one of the largest selling imported drugs in China today, and currently is in late-stage clinical development in Europe for the treatment of malignant melanoma and hepatitis C virus (HCV). We expect that our proprietary in-licensed compound SCV-07 will enter phase 2 clinical development for viral infectious disease in the second quarter of 2007. In addition to our current product portfolio, we believe we are well-positioned to in-license additional therapeutics for both China and the significantly larger U.S. and European markets, in part because of our ability to rapidly and cost-effectively develop and commercialize these products in China. Also, we intend to use this clinical work to support and accelerate regulatory applications in the United States and Europe.

As part of our strategy, in June 2006 we in-licensed the Chinese marketing rights to DC Bead™, a product for the treatment of liver cancer or hepatocellular carcinoma (HCC), and submitted a regulatory application to the Chinese State Food and Drug Administration (SFDA) in December 2006. We are building upon our successful business in China by enhancing our clinical and regulatory capabilities. Concurrently, we intend to in-license or acquire additional products to expand our pipeline of development- and commercial-stage therapeutics for this market.

We and our European partner Sigma-Tau S.p.A are developing thymalfasin for the treatment of malignant melanoma and hepatitis C for the United States and European markets. Sigma-Tau is conducting a phase 2 malignant melanoma trial which includes 485 patients diagnosed with stage IV malignant melanoma, the most advanced form of the disease. Interim data from the first four arms of this five-arm trial showed that the addition of 3.2 mg of thymalfasin to standard dacarbazine (DTIC) chemotherapy increased patients’ median survival to 10.2 months, compared to 6.6 months for patients treated with DTIC chemotherapy with interferon alpha. In addition, such interim data showed that patients treated with thymalfasin and DTIC chemotherapy without interferon alpha achieved more than double the overall tumor response as compared to the control group treated with DTIC and low dose interferon alpha. We expect final survival and tumor response data to be reported in mid-2007. After the data are reported, SciClone and Sigma-Tau plan to share these data with the U.S. Food and Drug Administration (FDA) and European Agency for the Evaluation of Medical Products (EMEA) and

determine the optimal dose and design for a phase 3 clinical trial. In addition, Sigma-Tau is evaluating the triple therapy of thymalfasin, pegylated interferon alpha and ribavirin in hepatitis C patients through a phase 3 European clinical trial. Sigma-Tau completed the full enrollment of 553 HCV interferon alpha and ribavirin non-responder patients in December 2006 and we expect to report data from this trial in late 2008.

SciClone’s proprietary drug development candidate SCV-07 is planned to enter phase 2 clinical development in the U.S. for the treatment of viral infectious diseases in the second quarter 2007. In September 2006, we reported results from a phase 1 trial demonstrating SCV-07’s oral bioavailability, which broadens the compound’s therapeutic potential. In addition, we are conducting several ongoing animal model studies in a variety of disease indications.

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

STRATEGY

SciClone’s objective is to build a leading pharmaceutical business in China and develop and commercialize select products for the significantly larger United States and European markets. Over the last decade in China, we have established a successful sales and marketing organization and extensive importation and distribution channels. Through our dedicated sales force of more than 120 Chinese medical representatives, we have established a good reputation and relationships with physicians and administrators in over 500 hospitals in the major cities in China and have a strong commercial presence in liver disease, cancer and the intensive care setting. As a result of these efforts ZADAXIN is one of the top-selling imported pharmaceutical products in China. We actively are expanding our clinical development and regulatory capabilities in China to develop and commercialize additional products by working with established Contract Research Organizations (CROs) to conduct good clinical practice (GCP) and International Conference on Harmonization (ICH)-standard clinical trials and file regulatory documents with the SFDA. In 2006, we in-licensed the exclusive China marketing rights to DC Bead to complement our capabilities in the oncology sector. We expect to initiate a DC Bead liver cancer clinical trial in China in 2007.

Our current product development efforts in the U.S. and European markets are focused on the development of ZADAXIN for malignant melanoma (currently in a phase 2 trial) and hepatitis C (currently in a phase 3 trial). Trials for both indications are currently being conducted in Europe by Sigma-Tau, our partner for ZADAXIN for the European market. We expect to report results of the phase 2 malignant melanoma trial in mid-2007 and initiate a U.S. and European phase 3 trial for this indication in late 2007. We expect that our other proprietary drug development candidate SCV-07 will enter phase 2 clinical development in the United States for the treatment of viral infectious diseases in the second quarter of 2007. We intend to build on our experience developing therapeutics that target life-threatening diseases by focusing our in-licensing activities in the areas of cancer and viral infectious diseases.

A key factor in the successful execution of our strategy is the in-licensing of promising and attractive development-stage product candidates. Our targeted source of these potential products will be small- to mid-sized research-focused biotechnology companies based in the United States and Europe seeking to advance the development of their products rapidly and cost-effectively primarily for their home markets. We believe that one of our main competitive advantages in securing such licenses, for the U.S. or European markets in addition to the China market, is our proven ability to develop and commercialize novel biopharmaceutical products in China.

BUILDING A LEADING PHARMACEUTICAL BUSINESS IN CHINA

The China Pharmaceutical Market

According to IMS Health estimates, the pharmaceutical market in China in 2005 was approximately $12 billion, and it is estimated to grow at an average annual rate of 15% to 20% for the next several years. Consequently, although the China market is presently much smaller than the North American pharmaceutical market of $265 billion, the European market of $169 billion and the Japanese market of $60 billion, the Chinese market is expected to reach $90 billion by 2016, overtaking Japan and becoming the world’s third largest pharmaceutical market behind North America and all of Europe.

The rapid growth in the demand for pharmaceutical products in China is fueled by strong economic development, a growing urban middle class, and an aging population with related rising incidences of diseases such as cancer, diabetes, and heart disease. By 2010, approximately 170 million people in China are projected to be over 65 with increasing healthcare needs. Another significant change affecting medical care in China has been the deregulation of the healthcare system. This has resulted in a shift of responsibility for healthcare decisions from the government and the hospital to the physician and the patient, and has allowed patients greater access to healthcare services and novel therapeutic products. The increasing ability of patients to afford private pay healthcare options, those treatments and services not reimbursable under available insurance plans, also has broadened the market for new therapies.

The Chinese pharmaceutical market is dominated by generic products and traditional Chinese medicines (TCM) and is highly fragmented. According to the China Statistical Yearbook 2005 there are over 4,000 enterprises engaged in the manufacture of medicines in China. Many of the larger ones are state-owned or state-controlled chemical companies whose manufacture of bulk raw materials is a significant factor directing their focus on large volume in the low-cost generic market segment. Branded, and especially novel, biopharmaceutical products are produced and marketed by relatively few companies, many of which are large, western multinational pharmaceutical companies.

China’s entry into the World Trade Organization (WTO) has opened up certain aspects of the pharmaceutical industry to foreign enterprises. It has led to growing measures to protect the intellectual property rights of pharmaceutical products, lowered the tariff of imported pharmaceutical products, and opened up certain services in the pharmaceutical distribution business to foreign investment. As China seeks to be a global competitor in the pharmaceutical market, the government is increasing product requirements for marketing approval and adopting more manufacturing and clinical trial standards similar to those in the United States and in Europe. While low cost access to important resources, such as clinical trial development and manufacturing, is available to current and potential participants in the China pharmaceutical market, success is dependent on sales and marketing efforts and distribution capabilities.

Sales to hospitals account for approximately 80% to 85% of total pharmaceutical sales revenue in China. For sales of novel biopharmaceutical products, we believe that the share is even higher. For any pharmaceutical product to be successful, physicians must be familiar with its use, the national medical community must hold it in high regard, and the provider and manufacturer must have a good reputation with the medical community. The detailing of products to physicians and hospital administrators by company medical representatives and sales staff, supported by product focused medical education seminars, are critical for product launches and essential to gain and maintain market share. The acceptance rate of newly introduced pharmaceutical products is lower and longer than is typically observed in the U.S. or European markets. According to IMS Health data, in 2005, there were fewer than ten imported pharmaceutical products with sales in China of more than $25 million, and the top selling product had sales of $51 million.

Trusted relationships with effective distributors are also necessary for product success. Only registered distributors, by law, can arrange for the sale of pharmaceutical products to the hospitals. The distributors fulfill other key functions such as the storage and delivery of the product and receivable collection. Distribution networks in China are tiered, which especially affects sales outside of the major metropolitan regions. The pharmaceutical distribution business is highly regulated, and companies without established networks or relationships with major distributors face significant market difficulties.

SciClone’s Established Sales and Marketing Organization

In China, we have a successful, established business as well as a strong commitment to introduce new pharmaceutical products to meet the country’s evolving healthcare needs. We launched ZADAXIN in China in 1996 and have established a strong commercial presence in liver disease, cancer and the intensive care setting. We employ a team of over 120 dedicated Chinese medical representatives who are well-trained regarding ZADAXIN’s attributes and understand the changing healthcare environment, the physician’s role and the patient’s needs in this unique culture. These representatives focus their efforts on building strong relationships with physicians and administrators in over 500 hospitals in the major cities in China. We are an active participant in, and sponsor of, regional and international medical conferences related to liver disease, and we endeavor to position ZADAXIN as a high-quality, imported, premium-priced product. Our sales and marketing capabilities and broad understanding of this market have made ZADAXIN, with 2006 sales in China of approximately $30 million, one of the top selling imported pharmaceutical products in this market.

Physician and hospital pharmacy orders for ZADAXIN are fulfilled exclusively through four licensed distributors, which were selected based on their capabilities, integrity, and strength in their regional marketplace. One each of three of the distributors covers the North, centered on Beijing; the East coast, centered on Shanghai; and the South, centered on Guang Dong. The fourth is the principal nationwide distributor to the military and most government service hospitals. Our licensed distributors purchase their ZADAXIN supplies from our selected importing agents. These well-established, government-licensed importing agents purchase ZADAXIN from us on a no-return basis, except under limited terms regarding product quality. Sales terms to the importing agents in China typically are for payment in six months to accommodate the importing agents’ costs of importation including duties and quality assurance testing fees and the long collection cycle associated with sales within the country.

China accounted for approximately 92%, 91%, and 91%, respectively, of our product sales for the years ended December 31, 2006, 2005 and 2004. ZADAXIN is approved in China for the treatment of hepatitis B virus (HBV) and for use as a vaccine adjuvant. However, physicians also have been using ZADAXIN increasingly in oncology and in intensive care cases.

In 2006, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 66% and 15% of our sales, respectively, and two others accounted for a combined 11%. In 2005, Guang Dong South Pharmaceutical Foreign Trade Co., Ltd, Zhuhai Goldsn Medicine Co., Ltd and China National Pharmaceutical Foreign Trade Corporation accounted for 57%, 19%, and 15% of our sales, respectively. In 2004, China National Pharmaceutical Foreign Trade Corporation, China Meheco Corporation and Guang Dong South Pharmaceutical Foreign Trade Co., Ltd accounted for 32%, 29% and 23% of our sales, respectively. No other customers accounted for more than 10% of sales in those periods. As of December 31, 2006, approximately $12,562,000 or, 94% of our accounts receivable were attributable to three customers in China.

Broadening our Product Portfolio

To build on our successful sales and marketing business in China, we are actively seeking to in-license additional candidates for our product portfolio and drug candidate pipeline. We are in the process of expanding our clinical, regulatory and in-licensing capabilities with the objective of adding senior level executives who have successful clinical development experience, established relationships with CROs, deep understanding of the regulatory process, and in-licensing expertise targeting the unique needs of the patient population in China.

We believe that our proven capabilities in China are an advantage in our efforts to secure the marketing rights to development-stage products for either the U.S. or European markets in addition to the China market. Few biotechnology companies in the United States or Europe have efficient access to develop or commercialize their products for the China market. SciClone provides a significant value proposition to U.S. and European biotechnology companies as their collaborative partner for the development and commercialization of their products as we offer the following advantages:

•

Significant time savings in obtaining regulatory approval for and launch of product into the major pharmaceutical markets and China. Our business in China offers access to large patient populations, providing for rapid enrollment of clinical trials.

•	Dramatic cost savings in developing a product for the U.S. or European markets as clinical trials in China are cost-effective and SciClone provides license fees, milestone payments and royalty stream.

•	Attractive opportunity for the biotechnology company to retain the product rights for its home market or until the product reaches a more advanced, and potentially more valuable, stage of development.

•	GCP- and ICH-standard clinical trials conducted to meet the regulatory requirements of the SFDA and potentially to serve as one of the pivotal trials for FDA and EMEA filings.

•	“First to market” potential advantage for new therapeutics in the rapidly growing Chinese pharmaceutical market.

•	Highly experienced, well-trained and effective sales force providing high-level attention to a product’s rapid development, successful launch and strong promotion in China.

As the first of such in-license opportunities, in June 2006 we acquired the exclusive Chinese marketing rights to DC Bead and submitted a regulatory application to the SFDA in December 2006. Currently approved in Europe, we are targeting approval of DC Bead in China for the treatment of liver cancer. China accounts for one-half of the world’s liver cancer cases and in China more than 300,000 people die annually from this disease, making this an important unmet medical need and market opportunity.

Currently, we are actively evaluating opportunities to acquire or in-license the marketing rights to other products in China that can be effectively and efficiently marketed to physicians by our team of medical representatives. To maintain maximum efficiency in our existing operations, we plan to continue to focus on products in the areas of oncology, infectious disease and intensive care medicine.

SALES AND MARKETING

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

SPIL is registered in the Cayman Islands and has its principal office in Hong Kong. SPIL orders ZADAXIN from our European manufacturer and contracts with a third party for the storage of our finished goods inventory at warehousing facilities in Hong Kong. SPIL then distributes our product worldwide from these warehousing facilities based on purchase orders from our customers. Under our established distribution arrangements, local importers and distributors are responsible for the importation, inventory, distribution and invoicing of ZADAXIN.

Product sales were $32,433,000, $27,842,000, and $22,765,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and all were derived from sales of ZADAXIN.

SCICLONE’S LEAD PRODUCT ZADAXIN (thymalfasin)

ZADAXIN, generically referred to as thymalfasin or thymosin alpha 1, is SciClone’s brand of a pure synthetic preparation of thymalfasin, a substance which circulates in the blood naturally, and is instrumental in the immune response to certain cancers and viral infections. Published scientific and clinical studies have shown that thymalfasin helps stimulate and direct the body's immune response to eradicate certain cancers such as malignant melanoma as well as infectious diseases like HCV and HBV. Thymalfasin appears to be well tolerated with few reports of significant side effects or toxicities associated with its use.

Thymalfasin elicits a variety of immune system responses against cancer cells and viruses. One such response is an increase in production of certain subsets of white blood cells and their differentiation into CD-4 helper-cells, specifically towards differentiation into the Th1 subset of CD-4 helper cells (Th1 cells secrete cytokines such as interleukin-2 (IL-2) and gamma interferon that can help the immune response). Studies have shown that a Th1-directed immune response is fundamental to the eradication of certain cancers such as malignant melanoma as well as infectious diseases like HCV and HBV. Moreover, as thymalfasin increases differentiation into Th1 cells, it also results in decreased CD-4 cell differentiation into the Th2 subset of CD-4 helper cells that produce cytokines, such as IL-4, which are associated with persistence of viral infection.

Thymalfasin stimulates several other components of the immune response that help the body attack and kill certain cancer and/or virally-infected cells. It helps increase the production of CD-8 and NK, or natural killer, cells. It can stimulate the innate immune system through effects on Toll-like receptors (TLRs), specifically TLR2 and TLR9. Thymalfasin reduces apoptosis, or programmed death of T-cells, which allows these beneficial cells to circulate for a longer period of time. Thymalfasin enhances expression of surface-marker proteins (antigens) on certain cancer and virally-infected cells that enable the body’s immune system to more effectively recognize and target cancer and virally-infected cells for eradication.

CLINICAL DEVELOPMENT

ZADAXIN (thymalfasin) for Advanced-Stage Malignant Melanoma

The American Cancer Society estimates that in 2007 in the United States approximately 7,700 deaths will occur from melanoma. Melanoma is classified as stage IV, the most advanced form, once the cancer has spread beyond the skin to a distant site. Current therapies are ineffective at extending overall patient survival, which at this stage is typically only about six to nine months. Commonly used treatments for stage IV patients include chemotherapeutic agents, like dacarbazine (DTIC), and immunotherapeutics, including interferon alpha. Response to treatment largely depends upon the stage of melanoma, disease site and the extent to which the cancer has spread. Unfortunately, none of the current therapies have proven to be very effective at extending overall patient survival. Accordingly, many physicians believe that the best alternative for most stage IV melanoma patients is to enroll in a clinical trial in order to receive an investigational therapeutic.

Suppression of the growth of immune-sensitive tumors such as melanoma have been shown to be dependent on a strong immune response, including a large number of activated effectors such as natural killer (NK) cells and cytotoxic T lymphocytes (CTL). A broad immune response is beneficial, due to the extensive variation of different tumor cell types. In a recent article in the journal Cell it was suggested that it is important to increase the presentation of cancer-specific antigens to the immune system through sustained expression of Major Histocompatibility Complex (MHC) Class I, as cancers avoid the immune system by decreases in this presentation.

Thymalfasin's potential beneficial role in treatment of melanoma derives from its demonstrated broad activation of various arms of the immune system, including increases in NK cells, CTLs, and expression of MHC Class I. Thymalfasin's multiple activities arise through activation of Toll-like receptor 9 and signaling through increases in the nuclear factor NfKB through Myd88 and IKKb. Evaluation of thymalfasin's utility in melanoma animal models has confirmed effective anti-tumor activity in these models.

Our European partner, Sigma-Tau, is conducting a large, randomized, open-label phase 2 trial at 64 clinical sites throughout Europe evaluating different dose levels of thymalfasin in combination with DTIC chemotherapy with and without low-dose interferon alpha as a first-line treatment for patients with stage IV malignant melanoma. Most of these stage IV patients have visceral metastases and the remaining patients have lung metastases and skin or lymph node metastases. Patients are receiving six cycles of therapy for 6 months and will be observed for a period of 12 months after the end of therapy.

The trial's primary endpoint is overall tumor response. Secondary endpoints include overall survival, duration of response, time to disease progression and immunological response. The trial does not have a sufficiently large sample size to show statistical significance of the secondary endpoints, including survival. We intend to analyze the complete data to determine the significance of the final results regarding the secondary endpoints.

In December 2006, we reported preliminary survival data from 386 patients from the first four arms of this five-arm trial. When measured for survival, all patients in the treatment arms containing thymalfasin reached a longer median survival than those in the control arm. Patients treated with thymalfasin in combination with DTIC without interferon alpha reached a median survival of 10.2 months, compared to 6.6 months for patients in the control group treated with DTIC and interferon alpha, as shown in the table below.

Treatment Arm	N=	Median Survival (Months)
DTIC + interferon alpha (Control)	94	6.6
Thymalfasin 3.2 mg + DTIC	98	10.2
Thymalfasin 1.6 mg + DTIC + interferon alpha	97	9.9
Thymalfasin 3.2 mg + DTIC + interferon alpha	97	8.8

In September 2006, we reported interim data from 463 patients showing that all patients in the treatment arms containing thymalfasin had a higher overall tumor response (complete and partial response) than those in the control arm, as shown in the table below. Importantly, the arm with thymalfasin 3.2 mg and DTIC performed better than any of the arms containing interferon alpha, which could suggest substituting thymalfasin for interferon alpha in treating malignant melanoma patients. The fifth arm of the clinical trial, treating patients with thymalfasin 6.4 mg plus DTIC and interferon alpha, was initiated later than the other arms. All patients in the fifth arm, treated with 6.4 mg of thymalfasin, DTIC and low-dose interferon, are expected to complete the treatment and follow up in the first half of 2007. To date, 75 patients in this arm have completed therapy and follow-up, and have shown an 8% overall response. The adverse events observed to date in this trial are consistent with those expected for this group of patients treated with DTIC and interferon alpha.

Treatment Arm	N=	Overall Response
DTIC + interferon alpha (Control)	95	5.3%
Thymalfasin 3.2 mg + DTIC	99	12.1%
Thymalfasin 1.6 mg + DTIC + interferon alpha	97	7.2%
Thymalfasin 3.2 mg + DTIC + interferon alpha	97	10.3%

With the final data from this trial, we, together with Sigma-Tau, intend to share these data with the FDA and EMEA and to discuss with these regulatory agencies our plans to begin phase 3 trials. We expect these phase 3 trials to be multi-national with the majority of clinical trial sites located in the geographic areas with the highest prevalence of melanoma including the United States, Australia and Northern Europe.

Thymalfasin received Orphan Drug Status in the United States for stage IIb through stage IV malignant melanoma in March 2006.

ZADAXIN for Hepatitis C

HCV is a blood-borne viral disease which causes inflammation of the liver. The World Health Organization estimates that 170 million people worldwide are infected with HCV, and the Center for Disease Control estimates that approximately 8 to 10 million people are infected with HCV throughout the U.S. and Europe. Of these patients, approximately 85% are chronically infected, and the persistent liver inflammation in chronically infected patients can lead to serious complications including cirrhosis of the liver, liver failure and hepatocellular carcinoma or liver cancer. The markets for HCV therapeutics in the three major economic regions of the United States, Europe and Japan are estimated to total approximately $3 billion and are expected to grow to approximately $10.6 billion by 2014.

Our partner Sigma-Tau is conducting a triple combination therapy trial evaluating ZADAXIN, pegylated interferon alpha and ribavirin in non-responder patients who have failed to respond to a previous course of pegylated interferon alpha and ribavirin. Sigma-Tau completed full enrollment of 553 HCV non-responder patients in December 2006, and we expect to report data in late 2008.

This triple therapy phase 3 clinical trial is multi-center, double-blinded, randomized and placebo-controlled. Patients have been randomized to receive either ZADAXIN (1.6 mg, twice a week) or a placebo (twice a week) and all patients are receiving pegylated interferon alpha (180 mcg, once a week) and a standard dose of ribavirin (1,000 to 1,200 mg, daily, according to body weight). After completing 48 weeks of treatment, patients will be monitored for a 24-week observation period. The primary endpoint is sustained viral response (SVR) measured at week 72 at the end of the 24-week observation period. The secondary endpoints are normalization of the liver enzyme ALT measured at the end of weeks 48 and 72, absence of HCV RNA measured at week 48, and an improvement in the liver biopsy.

The design of the European phase 3 triple therapy clinical trial is supported by encouraging results achieved from a small, single-arm, non-blinded triple therapy pilot trial conducted in Mexico. Final endpoint results from this 25-patient trial were reported at the annual meeting of the American Association for the Study of Liver Diseases (AASLD) in October 2004 and showed that 19% of genotype 1 non-responder patients achieved an SVR. All of these patients were non-responders to previous therapy of interferon alpha with ribavirin. These data compare favorably to the 9% SVR reported from a separate, unrelated trial that treated genotype 1 non-responder patients with pegylated interferon and a low dose of ribavirin but without ZADAXIN. Although it is difficult to draw conclusions from two separate, unrelated trials, we believe the results achieved from this pilot triple therapy trial are encouraging.

In May 2006, we reported data from the second of our two double therapy phase 3 HCV clinical trials in the U.S. Non-responder patients in both trials received a 48-week course of therapy of either ZADAXIN (1.6 mg, twice a week) and pegylated interferon alpha (180 mcg, once a week) or placebo and pegylated interferon alpha followed by a 24-week observation period. Final results from both trials indicated that treatment with ZADAXIN and pegylated interferon alpha did not demonstrate a statistically significant benefit compared with treatment with pegylated interferon alone in sustained viral response or histologic improvement, the trial's co-primary endpoints. ZADAXIN was well tolerated with no treatment-related toxicities or side effects.

SCV-07

Our in-licensed proprietary drug development candidate SCV-07 is an orally available immune system modulator known to act on the TLR pathway. SCV-07 has shown broad applicability in viral infectious diseases in early preclinical testing. In September 2006, we reported phase 1 data indicating that SCV-07 taken orally was safe and led to circulating plasma concentrations similar to those obtained in previous phase 1 studies using a subcutaneous injection of SCV-07. Importantly, SCV-07 taken orally resulted in only 10% plasma level variability between all volunteers in the study, demonstrating highly predictable plasma concentrations after oral dosing of this drug. We expect SCV-07 to enter phase 2 clinical development in the U.S. for the treatment of viral infectious diseases in the second quarter 2007.

SCV-07 is a synthetic dipeptide that has demonstrated immunomodulatory activity by increasing T-cell differentiation and function, biological processes that are necessary for the body to fight off infection. SCV-07 specifically stimulates the immune system through its effects on CD-4 Th1 cells, which are essential for clearance of viral infections; and we have additional recent data that demonstrate apparent effects of SCV-07 involvement with TLR's of the innate immune system which could be part of its mechanism of action. SciClone acquired exclusive worldwide rights, outside of Russia, to SCV-07 from Verta, Ltd., a biotechnology company located in St. Petersburg, Russia.

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

DC Bead for Liver Cancer

In June 2006 we acquired the exclusive Chinese marketing rights from Biocompatibles International plc. (Biocompatibles) for the DC Bead embolizing and chemotherapy releasing device. The DC Bead is approved in Europe for use in the treatment of malignant hypervascularized tumors such as hepatocellular carcinoma (HCC), or primary liver cancer. In December 2006, we submitted a regulatory application to the SFDA for approval to market the DC Bead for the treatment of liver cancer.

The DC Bead is comprised of microscopic beads, which when administered by catheter into a blood vessel, block the supply of nutrients and blood to a tumor. While the blockage of the blood vessel itself can have an anti-tumor effect, chemotherapeutic agents can be added to the beads for a more targeted anti-tumor effect. This controlled delivery of an anti-tumor drug concentrates the toxic effect of the drug directly on the tumor and minimizes side effects throughout the rest of the body. The DC Bead is designed to deliver doxorubicin and potentially can deliver other chemotherapy drugs as well, such improvements which are available to us in our marketing agreement with Biocompatibles.

HCC is the fifth most common form of cancer worldwide, but represents the third most common cause of death from cancer. Over half of all worldwide cases of liver cancer occur in China with nearly 350,000 new cases and over 300,000 deaths each year, according to the GloboCan 2002 database (International Agency for Research on Cancer). The pervasiveness of liver cancer in China is principally due to the high prevalence of the HBV in that part of the world. Left untreated, HBV, like HCV, often leads to cirrhosis of the liver and liver cancer. Liver cancer that cannot be removed through surgery is frequently treated by transarterial chemoembolization (TACE). While TACE has shown efficacy in treating unresectable HCC, one of its drawbacks is the risk of systemic leakage of the chemotherapeutic drug throughout the body. The systemic exposure to the chemotherapeutic agent doxorubicin in particular is known to cause toxicity to the heart, including the risk of fatal congestive heart failure. DC Bead is designed to reduce this risk by delivering drugs directly to the tumor site.

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

We are the exclusive licensee or owner of patents relating to the use of thymalfasin as a therapy for HCV that do not expire until 2015 in the United States and until 2012 in Japan and the major commercial markets in

Europe. Our exclusivity to one license for the United States expires at the end of 2007, but we believe that it can be extended on acceptable terms to be negotiated. In addition, patents relating specifically to the use of thymalfasin in treating HCV in non-responders to interferon alpha treatment have been issued to us in the United States and various international markets. In the United States, certain European countries and Japan, the period of patent protection may be extended depending on the relevant dates of patent grant and market authorization, and we may, depending on the timing of any future approval, be eligible for such an extension.

We are the exclusive licensee or owners of patents that have been issued in the United States, Japan, China and other international markets relating to the treatment of HBV using thymalfasin. We are the licensee or owner of patents relating to the use of thymalfasin as a combination therapy for HBV that do not expire until 2019 in the United States and Europe and 2012 in Japan. We are also the exclusive licensee of patents that have been issued in the United States, a majority of European countries, Japan, and other international markets that relate to the use of thymalfasin to treat small cell and non-small cell lung cancer. Several corresponding additional patent applications have been issued or patent applications are pending in other countries for each of the above named indications. We have not been issued a patent with respect to the use of thymalfasin as a therapy for melanoma. However, thymalfasin marketing exclusivity for this indication is available to us under orphan drug designation in the United States.

We are either a patentee or exclusive licensee of use and process patents related to the method of making and therapeutic uses of thymalfasin. Our process patents are directed to methods of making thymalfasin and have been issued in the United States, a majority of European countries, Japan, Canada, Hong Kong, Taiwan and South Korea. Although the composition of matter patents related to thymalfasin have expired in the major pharmaceutical markets, we have several composition of matter patents and applications directed to analogues and derivatives of thymalfasin which have been granted in the United States and in important international markets. Our commercialized product, and the product we are using in our clinical trials, is thymalfasin and not an analogue or derivative. However, we continue to seek additional proprietary rights relating to the use of thymalfasin.

We are the exclusive licensee of an issued U.S. patent relating to the composition of matter of SCV-07 and related products, as well as similar pending foreign patent applications.

Proprietary Rights

In addition to our patent protection, we intend to use other means to protect our proprietary rights. We may pursue marketing exclusivity periods that are available under regulatory provisions in certain countries including the United States, Europe and Japan.

Orphan drug protection has been or may be sought where available if such protection also grants additional market exclusivity. We have obtained orphan drug designation for thymosin alpha 1 for the treatment of malignant melanoma in the United States and for the treatment of hepatocellular carcinoma in the United States and in Europe.

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

In the United States and Europe, treatment options for late-stage melanoma are essentially limited to DTIC and interferon. In the United States, interleukin 2 (IL-2) is approved for late-stage melanoma, however due to its toxicity, therapy typically is limited to specialized treatment centers where patients must be monitored carefully for toxic side effects. No new therapies for late-stage melanoma have been approved within the last five years, and survival outcomes remain extremely poor for late-stage patients. For the treatment of cancer, many companies are researching, developing, or marketing other products for use alone or in combination with other therapies. In addition, we expect continuing advancements in and increasing awareness of the use of therapeutics which boost the immune system to fight cancer and infectious diseases. These developments may create new competitors.

For the treatment of HCV, the only products approved by the FDA are interferon alpha, in both standard and pegylated forms, and ribavirin, which is useful only in combination with interferon alpha. In addition, there are several other potential therapeutic products currently in clinical trials.

For the treatment of HBV, current therapies being marketed by competitors include interferon alpha, in both standard and pegylated forms, marketed primarily by Schering-Plough and Roche, nucleoside analogues such as lamivudine, marketed by GlaxoSmithKline, nucleotide analogue adefovir, marketed by GlaxoSmithKline and Gilead Sciences, and nucleoside analogue, entecavir, marketed by Bristol-Myers Squibb. In addition to these products, in our largest market China, ZADAXIN faces competition from other synthetic and generic biological extracts, which are locally manufactured and significantly lower priced.

Future clinical trials may or may not show ZADAXIN to have advantages or clinically significant synergistic value over such existing or future competitive products.

RESEARCH AND DEVELOPMENT

A major portion of our operating expenses to date is related to research and development (R&D). R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. A substantial portion of our development expense is third party expense relating to the conduct of clinical trials. R&D expenses were $14,088,000, $14,406,000, and $17,994,000, for the years ended December 31, 2006, 2005, and 2004, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development effort. Licensed technology developed by outside parties is an additional source of potential products.

EMPLOYEES

As of December 31, 2006, we had 166 employees, 26 in the United States and 140 in foreign offices. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and ZADAXIN commercialization activities. We plan to leverage our key personnel by continuing to make extensive use of clinical research organizations, contract laboratories, development consultants and collaborations with pharmaceutical companies to develop and market our products.

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

•

submitting to the FDA the results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch, in a New Drug Application (NDA) or Biologics License Application (BLA); and

•

obtaining FDA approval of the NDA or BLA, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent.

When used in connection with trials and filings in other countries, terms such as “phase 1,” “phase 2,” “phase 3,” “phase 4,” “new drug application” and “marketing application” refer to what we believe are comparable trials and filings in these other countries.

The process of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA or BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2007, the user fee for an application requiring clinical data, such as an NDA or BLA, is $896,200. PDUFA also imposes an annual product fee for prescription drugs and biologics ($49,750), and an annual establishment fee ($313,100) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the drug also includes a non-orphan indication, and if a contract manufacturer is used, the contract manufacturer is responsible for the establishment fee.

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

Additionally, after the FDA has authorized a drug product to enter commercial distribution, numerous regulatory requirements apply. These include, among others, the cGMPs, which require manufacturers to follow extensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA's general prohibition against promoting drug products for unapproved or “off-label” uses; and adverse event reporting regulations, which require that manufacturers report to the FDA if their drug may have caused or contributed to a death or serious injury. The FDA and other regulatory agencies have broad post-market and regulatory and enforcement powers, and significant enforcement activity has occurred as to the sales and marketing practices of pharmaceutical companies. Failure to comply with the applicable U.S. drug regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, refunds, recalls or seizures of products (which would result in the cessation or reduction of production volume), total or partial suspension of production, withdrawals or suspensions of current product applications, and criminal prosecution. Adverse events related to a drug product in any existing or future markets could cause regulatory authorities to withdraw market approval for such product.

The FD&C Act includes provisions intended to facilitate and expedite the development and review of drugs and biological products intended for treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions. These provisions set forth a procedure for designation of a drug and indication as a “fast track product.” Concurrent with or after an IND is filed, the sponsor may request designation as a fast track product, and the FDA is required to respond within 60 days.

An advantage of fast track designation is that sponsors may submit, and the FDA may commence review of, portions of an application before the complete application is submitted, provided that the FDA approves a schedule for submission of the completed application. The sponsor of a fast track product also may seek and obtain accelerated approval, whereby FDA approval is based upon a determination that the product has an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. A product approved on this basis is subject to rigorous postmarket compliance requirements, and the sponsor may be required to conduct post-approval studies to validate and/or confirm the endpoint. The FDA may withdraw accelerated approval if, for example, the sponsor fails to conduct required post-approval studies or disseminates false or misleading promotional materials. A fast track product also ordinarily would be eligible for priority review of an NDA or BLA, although fast track designation is not required to be eligible for priority review.

The Orphan Drug provisions of the FD&C Act provide incentives to drug and biologics suppliers to develop and supply drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States or, for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. Under these provisions, a supplier of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. The marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug for the same indication without a showing of clinical superiority. It would not prevent other types of drugs from being approved for the same use. We have pursued orphan drug designations where applicable for ZADAXIN (thymalfasin). Thymalfasin has been granted orphan designation by the FDA for the treatments of malignant melanoma and hepatocellular carcinoma.

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

Thymalfasin has been granted orphan designation throughout the EU for treatment of hepatocellular carcinoma. However, it should be noted that, as in the United States, the granting of orphan drug status in the EU does not affect the likelihood of success of obtaining regulatory approval or marketing authorization for the relevant product in any way.

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

We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive products and infectious disease agents, used in connection with research work and preclinical and clinical trials and testing. The extent of government regulation that might result from future legislation or administrative action in these areas cannot be accurately predicted and could prevent or delay regulatory approval of any of our products.

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

THIRD-PARTY REIMBURSEMENT

Our ability to successfully commercialize our products may depend in part on the extent to which coverage and reimbursement to patients for our products will be available from government health care programs, private health insurers and other third-party payors or organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN. In most of the markets in which we are currently approved to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is not yet widely available, and in many of these countries government resources and per capita income may be so low that our products will be prohibitively expensive. We believe that most of the sales of ZADAXIN in China are made without third party reimbursement. In the United States, Europe and Japan, proposed health care reforms could limit the amount of governmental or third-party reimbursement available for our products should they be approved for sale in these markets. Various governments and third-party payors are trying to contain or reduce the costs of health care through various means. We expect that there will continue to be legislative efforts and proposals to implement such government controls.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission (the Commission or the SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 16, 2007, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position
Friedhelm Blobel, Ph.D.	58	President, Chief Executive Officer and Director
Richard A. Waldron	53	Executive Vice President, Chief Financial Officer and Secretary
Hans P. Schmid	55	President and Managing Director, SciClone Pharmaceuticals International Ltd.

Friedhelm Blobel, Ph.D. has served as our President, Chief Executive Officer and as a Director since June 2006. From July 2000 to 2006, Dr. Blobel was President, CEO and a Director of Gryphon Therapeutics, Inc., a South San Francisco-based biopharmaceutical company. Prior to joining Gryphon Therapeutics in July 2000, Dr. Blobel spent more than 20 years as an executive with the Hoechst Group and the Boehringer Mannheim Group including responsibilities in the areas of diabetes and in vitro diagnostics. His roles at these companies included Group President of several product divisions, Chief Technology Officer, General Manager in Tokyo, Japan of a marketing and sales joint venture between Boehringer and Yamanouchi Pharmaceuticals (now Astellas), Senior Vice President of Research and Development Diabetes and Patient Care in Mannheim, Germany as well as in Indianapolis, USA. Dr. Blobel earned his doctorate degree (“Dr.rer.nat.”; a Ph.D. equivalent) with a dissertation in Biochemistry and Microbiology from the University of Hohenheim, Germany and holds an advanced degree in Chemistry from the University of Stuttgart, Germany.

Richard A. Waldron has served as our Executive Vice President, Chief Financial Officer and Secretary since 2007, and as our Chief Financial Officer and Secretary from 2001 until 2007. In July 2004, Mr. Waldron and the then Chief Operating Officer were appointed jointly to the Office of the President and served in that office until the appointment of Dr. Ira Lawrence as our President and Chief Executive Officer in April 2005. Mr. Waldron has over 20 years of experience in the finance and management of biotechnology companies. Prior to joining us in March 2001, he was Vice President and Chief Financial Officer from June 1999 to August 2000 for Genelabs Technologies, Inc. and from July 1995 through March 1999, he was Vice President and Chief Financial Officer of GeneMedicine, Inc. From 1990 to 1995, he was a managing director and the head of finance for technology-based companies at Rauscher Pierce Refsnes, Inc., an investment-banking firm. From 1985 to 1990, he was a senior vice president responsible for health care investment banking at Cowen & Company. Mr. Waldron received his M.B.A. degree with honors from Harvard University and his A.B. degree magna cum laude in Economics from Princeton University.

Hans P. Schmid has served as President and Managing Director for SciClone Pharmaceuticals International Ltd. since 2007, and as Managing Director for SciClone Pharmaceuticals International Ltd from July 2004 until 2007. He previously served as Vice President, Finance, Administration and Business Development since joining SciClone in May 2001. He has over 25 years of financial and pharmaceutical experience in the U.S. and international markets. Prior to joining SciClone, Mr. Schmid was Chief Financial Officer from December 1999 to April 2001 for Questcor Pharmaceuticals, Inc. and Senior Vice President, International Business Development from February 1997 to September 1999 for Oread, Inc., a contract pharmaceutical company. From 1985 to 1997 he worked at Syntex Corporation as Vice President of Finance and Administration for Pharmaceutical Operations Asia/Pacific region and at F. Hoffmann-LaRoche as Senior Vice President, Finance and Head of Administrative Services for Roche Bioscience. Previously he held financial and operational positions with Itel Corporation in Germany, Japan, England and the United States. He received his B.A. degree from the Commercial Trade School, Lucerne, Switzerland, and has studied International Business Management and Finance at San Francisco State University.

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

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For the years ended December 31, 2006, 2005 and 2004 approximately 92%, 91%, and 91%, respectively of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy. In China, ZADAXIN is approved only for the treatment of HBV and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in increasing quantities. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

We do not have product sales in the United States, Europe or Japan with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Latin America and the Middle East, and sales outside of China have not been substantial to date. Some countries in these regions, including China, regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline. We believe that the Chinese government is increasing its efforts to reduce overall health care costs, including through pricing controls. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. These prices may be lower than our distributors have been selling ZADAXIN in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales.

Our ZADAXIN sales and operations in other parts of Asia, as well as in Latin America and the Middle East, are subject to a number of risks, including difficulties and delays in obtaining registrations, renewals of registrations, permits, pricing approvals and reimbursement, unexpected changes in regulatory requirements and political instability. We are also subject to the laws and regulations of other countries regarding the marketing, sale and distribution of our products in those countries where approvals have been obtained. We experience other issues with managing foreign sales operations including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, complying with reimbursement rules or compliance with other laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results could be adversely affected.

Final results from our ongoing clinical trials for ZADAXIN and SCV-07 may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient drop out rates or adverse side effects, future actions by the U.S. Food and Drug Administration or equivalent regulatory authorities in Europe or additional expenses.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated drug interactions that may significantly decrease the likelihood of regulatory approval. The results of the Mexican triple therapy pilot trial using ZADAXIN to treat HCV do not necessarily predict that the phase 3 clinical trial using ZADAXIN as part of a triple therapy to treat HCV will be successful. The results of this trial may be different, or not statistically significant. Similarly, the results of our preclinical and earlier phase 2 clinical trial in tuberculosis for SCV-07 do not necessarily predict clinical or commercial success.

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidates may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; patient drop out rates in the HCV clinical trial may be higher than anticipated due to significant side effects associated with interferon alpha and ribavirin; the FDA, EMEA or SFDA may not approve our products for commercialization or may require additional clinical trial data prior to approving our products.

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

We rely on third parties and corporate collaborators to conduct clinical trials and these third parties may not perform satisfactorily.

We rely on third parties such as contract research organizations, medical institutions, clinical investigators, contract laboratories, and collaborative partners in the conduct of clinical trials for our product candidates. If these parties, whom we do not control, do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical or clinical activities may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. In December 2005 and June 2006, we reported final results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Although we do not believe that the news of these results had any significant effect on our sales to China in the following periods to date, we cannot assure you that our results will not be harmed if final data from current clinical trials are negative. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) trial in Europe. Enrollment of the 553 patients in this trial was completed in December 2006.

The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the EMEA for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of ZADAXIN, pegylated interferon alpha and ribavirin with the current standard of care. The final results of the European trial are not expected to be known until late 2008. As with the FDA, the EMEA generally requires two confirmatory phase 3 clinical trials to support their equivalent of an NDA. Therefore, results of the current triple therapy combination trial, even if positive and statistically significant, would by themselves be insufficient to support an NDA to the EMEA, and results from a second confirmatory phase 3 clinical trial would be needed. At this time, plans for such trial have not been made. We cannot assure you that we or our European partner, Sigma-Tau, will undertake such trial, that any clinical trial of the triple therapy combination will yield favorable results, that we will receive approval for ZADAXIN for the treatment of HCV in Europe or the United States or for the treatment of HCV in other countries, or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

In December 2006, we and Sigma-Tau announced positive interim survival data from a phase 2 trial in Europe evaluating ZADAXIN in combination with dacarbazine (DTIC) chemotherapy with and without low-dose interferon alpha to treat patients with stage IV, the most advanced and imminently fatal form of, malignant melanoma. Data from the first four arms of this ongoing five-arm trial showed that the addition of 3.2 mg of ZADAXIN to standard DTIC chemotherapy increased the median survival to 10.2 months. These data compare favorably to the median survival of 6.6 months for patients treated with DTIC chemotherapy with interferon alpha. DTIC is the only approved therapy in the United States for the treatment of advanced melanoma.

In September 2006, we reported overall tumor response data that showed a distinct ZADAXIN dose-dependent response in combination with DTIC chemotherapy at the 1.6 mg ZADAXIN dose with low-dose interferon and at the 3.2 mg ZADAXIN doses both with and without low-dose interferon alpha. Preliminary data showed that a lower percentage of evaluated patients in the 6.4 mg ZADAXIN dose with low-dose interferon arm achieved either complete or partial tumor response compared to the evaluated patients in either of the 3.2 mg ZADAXN arms. Preliminary survival data on the 6.4 mg ZADAXIN arm is expected to be available in late 2007 due to the later initiation of this treatment arm. The trial’s primary endpoint is overall tumor response.

With the final data from this trial, we, in collaboration with Sigma-Tau, intend to approach the FDA and the EMEA to share these data and to discuss our plans to initiate phase 3 registration trials. We cannot assure you that the final results of the phase 2 clinical trial will be favorable or support the design and initiation of phase 3 clinical trials, that we or Sigma-Tau will receive approval for the indication or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

Higher than anticipated patient drop out rates in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.

In December 2005 and June 2006 we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results may have made Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and take longer than planned. Enrollment of the 553 patients in this trial was completed in December 2006. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts did not prevent us from completing our U.S. phase 3 HCV clinical trials. However, dropouts may affect the final results of the European phase 3 HCV triple therapy combination trial.

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

Regulatory approval is necessary to permit us to market the DC Bead in China. If we are unable to secure regulatory approval in China, we will be unable to market the DC Bead in China and our future sales potential in this market could be harmed.

In June 2006, we announced our agreement with Biocompatibles International plc. (Biocompatibles) to become the exclusive distributor in China of the DC Bead, a chemotherapeutic drug delivery embolic agent designed to be used in the treatment of liver cancer. While the DC Bead is approved in Europe for the use in the treatment of malignant hypervascularized tumors, it has not yet received regulatory approval in China. Biocompatibles is responsible, with our assistance and financial support of 50% of all costs, for seeking and obtaining the regulatory approval for marketing the product in China. We, on behalf of Biocompatibles, filed a regulatory submission in China in December 2006; however, we cannot give assurance that such submission will be approved by the regulatory authorities. If clinical trials in China are required as part of the regulatory process, the regulatory submission for marketing approval could be delayed for a considerable period of time, and there can be no assurance that the results of clinical trials would support a regulatory submission or that the regulatory authorities would approve the product to be commercialized and sold in China. To the extent that additional information or clinical trials are required by the regulatory authorities, or we do not receive regulatory approval in China, our future sales potential in China could be harmed.

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

We are in the process of registering a new supplier for ZADAXIN with regulatory agencies in markets where ZADAXIN is approved for sale. We have received such registration in China. This process, quality assurance and other steps could cause delays or interruptions of supply in certain other markets. In some countries, a manufacturing change may require additional regulatory approvals that may delay ZADAXIN marketing approvals in new markets. In addition, manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale-up our manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost, either of which could cause delays or pose a threat to the ultimate commercialization of our products and harm our business.

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

We believe our existing resources will be sufficient to fund our operations, including anticipated clinical trials, through 2008. However, we cannot assure you that such funds will be sufficient, or that we will attain profitable operations in that period or in future periods. In addition to development plans for ZADAXIN, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

We have a history of operating losses and an accumulated deficit. We expect to incur losses in the near term and may not be profitable in the future.

Although we were profitable in 2006, we have experienced significant operating losses in the past, and as of December 31, 2006, we had an accumulated deficit of approximately $159 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	progress and results of clinical trials involving ZADAXIN and SCV-07;

•	progress of ZADAXIN through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in the United States, Europe and Japan;

•	progress of the DC Bead through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China;

•	timing and achievement of milestones;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	government regulatory action affecting our drug products or our competitors' drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

•	economic conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of December 31, 2006, one director has adopted such a plan, and other directors or officers may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to our stockholders. Our charter documents contain certain anti-takeover provisions, including provisions in our certificate of incorporation providing that stockholders may not cumulate votes, stockholders' meetings may be called by stockholders only if they hold 25% or more of our common stock and provisions in our bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue 10 million shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, on December 18, 2006, our Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (collectively, the “Rights”) for each outstanding share of our Common Stock, each Right which entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series D Preferred Stock, $0.001 par value, at a price of $25.00 pursuant to a Rights Agreement dated as of December 19, 2006, between the Company and Mellon Investor Services LLC. The Rights have certain anti-takeover effects. Under certain circumstances the Rights could cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by our Board of Directors. Although the Rights should not interfere with an acquisition of the Company approved by the Board, the Rights may have the effect of delaying and perhaps improving the terms of an acquisition for our stockholders, or deterring an acquisition of the Company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R's fair value method is having a significant impact on our results of operations, although it has had no impact on our cash or overall financial position. For the year ended December 31, 2006, we recognized $2,446,000 of stock-based compensation expense relating to the adoption of FAS 123R.

New legislation may impact our financial position or results of operations.

Compliance with changing regulations concerning corporate governance and public disclosure has resulted in and may continue to result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The NASDAQ Stock Market LLC rules, are creating uncertainty for companies such as ours and costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance.

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer's cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. The Chinese currency is no longer pegged to the U.S. dollar and, we are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently lease approximately 24,000 square feet of office space including our headquarters in San Mateo, California and limited office space in Beijing, Hong Kong, Shanghai, Singapore, Tokyo and Sao Paulo. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The NASDAQ Stock Market LLC under the symbol “SCLN.”

The following table sets forth the high and low sales prices per share for the quarterly periods indicated, as reported by The NASDAQ Stock Market LLC (formerly The NASDAQ National Market). The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily reflect actual transactions.

	Price Range Common Stock
	High	Low
2006
4th quarter	$4.16	$2.18
3rd quarter	2.50	1.97
2nd quarter	3.69	2.12
1st quarter	3.69	2.05
2005
4th quarter	$5.70	$1.94
3rd quarter	8.18	4.44
2nd quarter	5.18	2.10
1st quarter	3.82	2.55

Stockholders

As of March 9, 2007, there were approximately 369 holders of record of our common stock and 46,083,749 shares of common stock issued and outstanding.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2006, 2005, and 2004 and currently intend to retain any future earnings for use in our business.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations data:
Product	$32,433,000	$27,842,000	$22,765,000	$31,732,000	$17,101,000
Contract revenue	229,000	492,000	1,631,000	806,000	671,000

Total	32,662,000	28,334,000	24,396,000	32,538,000	17,772,000
Cost of product sales	6,889,000	4,875,000	4,577,000	5,636,000	3,487,000

Gross margin	25,773,000	23,459,000	19,819,000	26,902,000	14,285,000

Operating expenses:
Research and development	14,088,000	14,406,000	17,994,000	18,949,000	11,647,000
Sales and marketing	11,569,000	10,237,000	9,665,000	9,018,000	8,724,000
General and administrative	9,040,000	7,457,000	6,311,000	4,134,000	3,902,000

Total operating expenses	34,697,000	32,100,000	33,970,000	32,101,000	24,273,000

Loss from operations	(8,924,000)	(8,641,000)	(14,151,000)	(5,199,000)	(9,988,000)
Interest and investment income	1,764,000	1,273,000	1,285,000	266,000	323,000
Interest expense	(94,000)	(345,000)	(361,000)	(361,000)	(361,000)
Other income (expense), net	7,981,000	—	(51,000)	19,000	(11,000)

Net income (loss)	$727,000	$(7,713,000)	$(13,278,000)	$(5,275,000)	$(10,037,000)

Earnings per share:
Basic net income (loss) per share	$0.02	$(0.17)	$(0.30)	$(0.13)	$(0.29)

Diluted net income (loss) per share	$0.02	$(0.17)	$(0.30)	$(0.13)	$(0.29)

Weighted average shares used in computing:
Basic net income (loss) per share	45,901,015	45,328,714	44,626,337	39,568,199	35,002,003

Diluted net income (loss) per share	46,072,027	45,328,714	44,626,337	39,568,199	35,002,003

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet data:
Cash, cash equivalents, restricted short-term investments and other short-term investments	$42,592,000	$42,256,000	$51,299,000	$62,975,000	$21,150,000
Working capital	52,859,000	48,735,000	55,427,000	72,950,000	29,116,000
Total assets	62,584,000	59,515,000	69,709,000	83,822,000	37,111,000
Other long-term liabilities	68,000	68,000	1,044,000	900,000	—
Total stockholders’ equity	54,634,000	51,063,000	55,123,000	68,250,000	23,354,000
Convertible notes payable	—	1,600,000	5,600,000	5,600,000	5,600,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company engaged in the development and commercialization of novel therapeutics to treat life-threatening diseases. Our strategy is to in-license products in the areas of cancer and viral infectious diseases, and to develop them for commercialization in the major pharmaceutical markets with a particular focus on China, one of the world’s fastest growing pharmaceutical markets. ZADAXIN is one of the largest selling imported drugs in China today, and currently is in late-stage clinical development in Europe for the treatment of malignant melanoma and hepatitis C virus (HCV). During the periods encompassed by this Annual Report on Form 10-K, we devoted substantially all of our resources to our lead product ZADAXIN® (thymalfasin or thymosin alpha 1) clinical trials and our ZADAXIN commercialization activities, and our primary focus was the clinical development of ZADAXIN as a part of a new combination therapy for the treatment of HCV. We expect our proprietary compound SCV-07 will enter phase 2 clinical development for viral infectious disease in the second quarter of 2007. We also submitted a regulatory application to the Chinese State Food and Drug Administration (SFDA) in December 2006 related to our June 2006 in-licensing of the Chinese marketing rights to DC Bead™, a product for the treatment of liver cancer, or hepatocellular carcinoma (HCC). In addition to our current product portfolio, we believe we are well-positioned to in-license additional therapeutics for both China and potentially the significantly larger U.S. and European markets, in part because of our ability to rapidly and cost-effectively develop and commercialize these products in China. Also, we intend to use this clinical work to support and accelerate regulatory applications in the United States and Europe.

In December 2005 and June 2006, we reported results from the first of our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) trial in Europe and enrollment for this trial was completed in December 2006. Also in December 2006, we reported positive interim survival data from a phase 2 trial treating patients with stage IV malignant melanoma indicating that the addition of 3.2 mg of ZADAXIN to standard dacarbazine (DTIC) chemotherapy increased the median survival to 10.2 months. In addition, such data show patients treated with thymalfasin and DTIC chemotherapy without interferon alpha achieved more than double the overall tumor response as compared to the control group.

We manufacture ZADAXIN for sale, and for our clinical trials, through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

From commencement of operations through December 31, 2006, we have an accumulated deficit of approximately $159,000,000. At least over the next few years, we expect net losses due to increased operating expenses as we expand our research and development, clinical testing and sales and marketing capabilities. Our ability to achieve and sustain operating profitability is dependent on expansion of sales of ZADAXIN in China and securing regulatory approval for SCV-07 and DC Bead in China or the execution and successful completion of ZADAXIN, SCV-07 and DC Bead clinical trials and securing regulatory approvals for these products in the major pharmaceutical markets of the United States, Europe and Japan. If regulatory approval is secured in those countries, our ability to achieve and sustain operating profitability will depend on the successful commercialization and marketing of these products. In addition, other factors may also impact our ability to achieve and sustain operating profitability, including the pricing of ZADAXIN and its manufacturing and marketing costs, our ability to compete in pharmaceutical markets, the cost of product development and commercialization programs including SCV-07 and DC Bead, the timing and costs of acquiring rights to additional drugs, our ability to fund our operations and the entrance into and extension of agreements for product development and commercialization, where appropriate.

We expect net sales to increase in 2007 due to increased sales to China. Primarily due to the level of research and development activities and other operations, we expect a net loss and a reduction in cash, cash equivalents and short-term investments for 2007.

Our operating results may fluctuate from quarter to quarter and these fluctuations may be substantial as a result of, among other factors, the number, timing, costs and results of preclinical and clinical trials of our products, market acceptance of ZADAXIN, SCV-07 and DC Bead and the timing of orders for our products from international markets, particularly China, the regulatory approval process, the timing of FDA or international regulatory approvals, and the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements.

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

Revenue Recognition

We recognize revenue from product sales at the time of shipment. There are no significant customer acceptance requirements or post-shipment obligations on our part. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we intend to replace products that have expired or are deemed to be damaged or defective when delivered. We exercise judgment in estimating return reserves. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

Accounts Receivable

We are required to estimate the collectibility of our trade receivables. We maintain reserves for credit losses, and such losses have been within our expectations. We recognize reserves for bad debts ranging from 25% to 100% of past due accounts receivable based on the length of time the receivables are past due and our collectibility experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including, but not limited to, an analysis of the historical payment patterns of our customers, individual customer circumstances and their geographic region including a review of the local economic environment. Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would increase our general and administrative expenses. Conversely, if actual credit losses are significantly less than expected, this would decrease our general and administrative expenses.

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

Impairment of Intangible Assets

At December 31, 2006, we had net intangible assets of $402,000 related to ZADAXIN product rights and have never recorded any impairment losses related to intangible assets. In assessing the recoverability of our intangible assets we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Research and Development Expenses

Our research and development expenses are principally incurred for our clinical trials including cost sharing of Sigma-Tau’s large clinical trial in Europe using ZADAXIN as part of a novel triple therapy combination for the treatment of hepatitis C virus (HCV), and our large phase 3 clinical trials that took place in the United States, primarily in 2005 and 2004. Research and development expenses are charged to operations as incurred. Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous institutions that conduct the clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows.

Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. Expenses related to grants to the institutions for our U.S. HCV clinical trials were accrued based on the level of patient enrollment and activity according to the protocol. In general, for these clinical trials, these expenses were higher for the initial and final months of a patient's scheduled 18 months of treatment and observation. Expenses relating to clinical research organizations or other entities managing the trials and laboratory and other direct expenses are recognized in the period they are estimated to be incurred and the services performed. We monitor active patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly; however, if management has underestimated activity levels associated with various studies at a given point in time, we could underestimate our actual research and development expenses, requiring the recording of additional expenses and an increase in net loss in the future.

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

We adopted FAS 123R using the modified-prospective transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123. Compensation cost also includes all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes option valuation model and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Results for prior periods have not been restated to reflect the impact of FAS 123R.

Determining the fair value of each option award under FAS 123R using the Black Scholes option valuation model requires the use of certain subjective assumptions. We determined weighted-average valuation assumptions as follows:

Volatility—We believe the historical volatility of our stock price is indicative of expectations about expected future stock price volatility. We estimated volatility using the historical share price performance for a time period equivalent to the expected term of the option. We also considered the implied volatility of market traded puts and calls on our common stock, however, since these puts and calls are thinly traded, the information was not considered representative of their future estimated volatility.

Expected term—When establishing an estimate of the expected term of an award, we consider the vesting period for the option and our historical experience of employee stock option exercises (including forfeitures).

Risk-Free Interest rate—The risk free interest rate is based on the U.S. treasury constant maturity rates with similar terms to the expected term of the option.

Dividend Yield—The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the foreseeable future.

Expected Forfeitures — We use historical data regarding forfeitures of our options to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual conditions, events or amounts differ significantly from any of these estimates, stock-based compensation expense and its non-cash effect on our results of operations could be materially impacted. As of December 31, 2006, unamortized compensation expense related to unvested options was approximately $4,000,000. The weighted average period over which compensation expense related to these options will be recognized is 2.09 years.

Results of Operations

Product sales were $32,433,000, $27,842,000, and $22,765,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and all were derived from sales of ZADAXIN. Sales to customers in China accounted for approximately 92%, 91% and 91% of this revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Product prices have remained stable throughout this three year period.

For the years ended December 31, 2006, 2005 and 2004, sales in each year to three or four importing agents in China accounted for approximately 92%, 91%, and 91%, respectively of our product sales. In 2006, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 66% and 15% of our sales, respectively, and two others accounted for a combined 11%. In 2005, Guang Dong South Pharmaceutical Foreign Trade Co., Ltd, Zhuhai Goldsn Medicine Co., Ltd and China National Pharmaceutical Foreign Trade Corporation accounted for 57%, 19%, and 15% of our sales, respectively. In 2004, China National Pharmaceutical Foreign Trade Corporation, China Meheco Corporation and Guang Dong South Pharmaceutical Foreign Trade Co., Ltd accounted for 32%, 29% and 23% of our sales, respectively. No other customers accounted for more than 10% of sales in those periods. As of December 31, 2006, approximately $12,562,000 or, 94% of our accounts receivable were attributable to three customers in China. We perform on-going credit evaluations of our customers’ financial condition, and generally do not require collateral from our customers.

Contract revenue was $229,000, $492,000, and $1,631,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The contract revenue for 2004 includes a $1,000,000 milestone payment we received from Sigma-Tau relating to the completion of enrollment of our U.S. phase 3 HCV clinical trials. The remaining contract revenue recognized in 2004, 2005 and 2006 is in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002 and a $50,000 payment we received from Sigma-Tau in December 2006. This revenue is recognized as contract revenue over the course of the ZADAXIN HCV U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under our contract with Sigma-Tau.

Gross margin was 79%, 83%, and 81% in 2006, 2005 and 2004, respectively. The decrease in gross margin in 2006 was primarily due to an increase of $929,000 in royalty expense recorded in December 2006 related to annual minimum royalties due to sales of product from 1997 through 2006 according to our license agreement with Wayne State University (WSU). An increase in gross margin percentage from the 2004 to 2005 period was due to lower average cost of product sold in the 2005 period. We expect cost of product sales and hence gross margin to vary from year to year, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and development (R&D) expenses were $14,088,000, $14,406,000, and $17,994,000 and represented approximately 41%, 45%, and 53% of our total costs and expenses for the years ended December 31, 2006, 2005, and 2004, respectively. R&D expenses in 2006 included stock-based compensation expense of $771,000 following the adoption of FAS 123R. The decrease in R&D expenses over the years from 2004 to 2006 was primarily related to the U.S. phase 3 HCV clinical trials completed in mid-2006. During 2006, we recorded approximately $1,000,000 of expenses related to the U.S. phase 3 HCV trial. This compares to expenses in 2005 of approximately $3,400,000 and approximately $8,600,000 in 2004. The major components of R&D expenses consist of clinical studies performed by clinical trial institutions and contract research organizations, related materials and supplies, preclinical work, pharmaceutical development, personnel costs, including salaries and benefits, third party research funding, and overhead allocations consisting of various support and facilities related costs. Our research and development activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology work. Clinical development costs primarily relate to clinical trials. Pharmaceutical development costs consist of product formulation and chemical analysis. During 2006, we recorded approximately $5,400,000 of research, $6,900,000 of clinical development, and $1,800,000 of pharmaceutical development activities. This compares to expenses in 2005 of approximately $4,300,000 of research, $8,300,000 of clinical development, and $1,800,000 of pharmaceutical development activities and expenses in 2004 of approximately $4,100,000 of research, $11,800,000 of clinical development, and $2,100,000 of pharmaceutical development activities.

The initiation and continuation of our current clinical development programs has had and is expected to continue to have a significant effect on our research and development expenses. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities. An expansion or significant extension of our clinical development programs may require us to seek additional capital resources.

Sales and marketing expenses were $11,569,000, $10,237,000, and $9,665,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in sales and marketing expenses in 2006 was primarily due to a $639,000 increase in stock-based compensation expense following the adoption of FAS 123R, increases in other compensation expenses of approximately $364,000 and expenses related to conferences of $100,000, and increased rent of approximately $116,000. The increase in sales and marketing expenses in 2005 was primarily due to an increase in expenses related to conferences of $244,000 and an increase in expenses associated with the expansion of our marketing efforts of approximately $208,000. We expect sales and marketing expenses for 2007 to be higher than those incurred in 2006 due to increased sales efforts.

General and administrative expenses were $9,040,000, $7,457,000, and $6,311,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 was primarily related to an increase in salary related expenses of $410,000, increased consulting fees of $656,000, and an increase in stock-based compensation expense of $564,000 following the adoption of FAS 123R. The increase in 2005 was primarily related to increased legal fees of approximately $625,000 to support increased legal and regulatory activities, increased accounting fees of approximately $237,000 associated with increased securities regulation requirements and approximately $472,000 related to non-cash stock-price performance based option expenses. For 2007, we expect increased general and administrative expenses as we increase our general and administrative activities to support increased expenditures on business development, legal and regulatory activities.

Interest and investment income was approximately $1,764,000, $1,273,000, and $1,285,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest and investment income in 2004 included a gain from the sale of equity securities in the amount of approximately $697,000. Excluding this gain in 2004, the increase in interest and investment income in 2005 and 2006 is primarily due to cash balances earning higher interest rates in those periods. Interest and investment expense primarily relating to convertible notes payable was $94,000, $345,000, and $361,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company repaid $4,000,000 and $1,600,000 of convertible notes in December 2005 and March 2006, respectively, resulting in the decrease in interest expense for those periods.

Other income (expense), net was $7,981,000, $0, and ($51,000) for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in other income for the 2006 period was primarily due to $8,000,000 received in April 2006 for the resolution of our dispute with Schering Plough KK.

Net income (loss) for the years ended December 31, 2006, 2005 and 2004 was $727,000, ($7,713,000), and ($13,278,000), respectively. The increase in net income in 2006 was primarily due to $8,000,000 we received in April 2006 for the resolution of our dispute with Schering Plough KK. Net loss was lower in 2005 than in 2004 principally due to higher net sales and gross margin and lower operating expenses. Basic and diluted net income (loss) per share for the years ended December 31, 2006, 2005 and 2004 was $0.02, ($0.17), and ($0.30), respectively. Weighted average shares outstanding used in computing basic net income (loss) per share for the years ended December 31, 2006, 2005 and 2004 were 45,901,015, 45,328,714, and 44,626,337, respectively. Weighted average shares outstanding used in computing diluted net income (loss) per share for the years ended December 31, 2006, 2005 and 2004 were 46,072,027, 45,328,714, and 44,626,337, respectively.

Income Taxes

We have not recorded any federal or state income tax expense for the years ended December 31, 2006, 2005 and 2004. Undistributed earnings of our foreign subsidiaries amounted to approximately $6,126,000, $6,673,000, and $4,155,000 at December 31, 2006, 2005 and 2004, respectively. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

At December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $123,000,000 which expire in the years 2007 through 2026. The difference between the cumulative losses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by our foreign subsidiaries. At December 31, 2006, we had federal tax credit carryforwards of approximately $7,000,000 which expire in the years 2009 through 2026.

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

Liquidity and Capital Resources

At December 31, 2006, 2005 and 2004, we had $42,592,000, $42,256,000, and $51,299,000, respectively, in cash, cash equivalents and short-term investments. In each of these years, the principal factors affecting these balances were the net income (loss) and cash used in financing activities. We currently estimate cash, cash equivalents and short-term investments at December 31, 2007 will be lower than the balance at December 31, 2006. The expected decrease in this balance is primarily attributable to further expected net loss. The short-term investments consist primarily of highly liquid marketable securities. We have two letters of credit each secured by a certificate of deposit. At December 31, 2006, the letters of credit totaled $698,000, one for $633,000 under our lease agreement, the other for $65,000 to facilitate our value added tax filings in Europe.

Net cash provided by (used in) operating activities totaled $1,720,000, ($8,091,000), and ($12,335,000) for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash provided by operating activities for the year ended December 31, 2006 was primarily due to the net income of $727,000, a non-cash expense related to employee stock options of $2,446,000 due to the adoption of FAS 123R, an increase in accounts payable and other accrued expenses of $1,137,000 primarily related to an increase in the royalty accrual, and a decrease in prepaid expenses and other assets of $644,000 primarily related to a reduction in prepaid royalties and a reduction in the value added tax receivable, offset partially by an increase in net accounts receivable of $3,576,000 due to an increase in sales year over year. Net cash used in operating activities for the year ended December 31, 2005 was primarily due to the net loss of $7,713,000. Net cash used in operating activities for the year ended December 31, 2004 was less than the net loss primarily due to a $1,599,000 decrease in inventory levels.

Net cash used by us in investing activities amounted to $615,000 for the year ended December 31, 2006 and $6,434,000 for the year ended December 31, 2005, compared to net cash provided by investing activities of $351,000 for the year ended December 31, 2004. Cash used in 2006 of $615,000 was primarily due to increased holdings in U.S. Treasury Securities of $4,369,000, offset partially by a decrease in municipal securities holdings of $3,850,000, and due to purchases of property and equipment of $75,000. The increase in cash used in 2005 was primarily due to the purchase of U.S. Treasury Securities in the amount of $6,034,000 in 2005.

Net cash used in financing activities totaled $1,335,000 for the year ended December 31, 2006 as compared to net cash used in financing activities in the amount of $834,000 for the year ended December 31, 2005, and net cash provided by financing activities of $289,000 for the year ended December 31, 2004. Net cash used in financing activities for the year ended December 31, 2006 consisted of the repayment of a $1,600,000 convertible note, partially offset by proceeds received of approximately $221,000 related to exercises of outstanding options under our employee stock option plans and $44,000 from the issuance of common stock under our employee stock purchase plan. Net cash used in financing activities for the year ended December 31, 2005 consisted of the repayment of a $4,000,000 convertible note partially offset by proceeds received of approximately $3,003,000 related to exercises of outstanding options under our employee and director stock option plans and $163,000 from the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2004 consisted of approximately $12,000 related to exercises of outstanding options under our employee and director stock option plans and $277,000 from the issuance of common stock under our employee stock purchase plan.

The following table summarizes our contractual obligations and other commitments as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less than 1	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$1,469,000	$1,209,000	$260,000	$—	$—
Purchase obligations(2)	3,684,000	1,684,000	2,000,000	—	—
Royalty obligations(3)	3,559,000	999,000	1,040,000	1,020,000	500,000
Other long-term liabilities(4)	68,000	—	68,000	—	—

Total	$8,780,000	$3,892,000	$3,368,000	$1,020,000	$500,000

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.

(2)	This includes approximately $1,198,000 in minimum purchase requirements from a contract manufacturer, and approximately $2,486,000 payable to our European marketing and development partner, Sigma-Tau, to conduct and complete an HCV clinical trial in Europe.

(3)	This includes minimum royalty payments to the U.S. Army through 2010 and to Wayne State University (“WSU”) through 2012. Additionally upon regulatory approval of ZADAXIN and commercialization of the product in certain countries, the Company is obligated to pay the U.S. Army and WSU the greater of the respective minimum annual royalty or a royalty based on a percentage of ZADAXIN sales. See note 11 of the Notes to Consolidated Financial Statements.

(4)	This amount represents a discretionary accrued long-term bonus payable to our CEO as of December 31, 2006 based on performance targets over the years 2006-2008.

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

There are no officers or directors that were involved in related party transactions in 2006.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in 2006, 2005 or 2004.

Recent Accounting Pronouncement

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for the Company’s first quarter of calendar year 2007. The Company does not anticipate FIN 48 having a material impact on its consolidated financial position, results of operations, and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our cash solely in U.S. Treasury or U.S. government agency notes and highly rated, highly liquid short-term municipal securities. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $136,575 decrease (0.6%) in fair value of our available-for-sale and held-to-maturity securities. This potential change is based on sensitivity analyses performed on our financial position at December 31, 2006. Actual results may differ materially.

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

SCICLONE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006, SciClone Pharmaceuticals, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SciClone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 15, 2007

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$25,615,000	$25,845,000
Restricted short-term investments	698,000	692,000
Other short-term investments	16,279,000	15,719,000
Accounts receivable, net of allowance of $50,000 in 2006 and $82,000 in 2005	13,277,000	9,701,000
Inventories	3,232,000	3,272,000
Prepaid expenses and other current assets	1,640,000	1,890,000

Total current assets	60,741,000	57,119,000
Property and equipment, net	297,000	380,000
Intangible assets, net	402,000	472,000
Other assets	1,144,000	1,544,000

Total assets	$62,584,000	$59,515,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$963,000	$626,000
Accrued compensation and employee benefits	1,813,000	1,960,000
Accrued professional fees	754,000	642,000
Other accrued expenses	2,487,000	1,687,000
Accrued clinical trials expense	1,803,000	1,658,000
Deferred revenue	62,000	211,000
Convertible note payable	—	1,600,000

Total current liabilities	7,882,000	8,384,000
Other long-term liabilities	68,000	68,000
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,001,249 and 45,877,420 shares issued and outstanding in 2006 and 2005, respectively	46,000	46,000
Additional paid-in capital	213,064,000	210,245,000
Accumulated other comprehensive income	78,000	53,000
Accumulated deficit	(158,554,000)	(159,281,000)

Total stockholders’ equity	54,634,000	51,063,000

Total liabilities and stockholders’ equity	$62,584,000	$59,515,000

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
Revenues:
Product sales	$32,433,000	$27,842,000	$22,765,000
Contract revenue	229,000	492,000	1,631,000

Total revenues	32,662,000	28,334,000	24,396,000
Cost of product sales	6,889,000	4,875,000	4,577,000

Gross margin	25,773,000	23,459,000	19,819,000

Operating expenses:
Research and development	14,088,000	14,406,000	17,994,000
Sales and marketing	11,569,000	10,237,000	9,665,000
General and administrative	9,040,000	7,457,000	6,311,000

Total operating expenses	34,697,000	32,100,000	33,970,000

Loss from operations	(8,924,000)	(8,641,000)	(14,151,000)
Interest and investment income	1,764,000	1,273,000	1,285,000
Interest and investment expense	(94,000)	(345,000)	(361,000)
Other income (expense), net	7,981,000	—	(51,000)

Net income (loss)	$727,000	$(7,713,000)	$(13,278,000)

Basic and diluted net income (loss) per share	$0.02	$(0.17)	$(0.30)

Weighted average shares used in computing:
Basic net income (loss) per share	45,901,015	45,328,714	44,626,337

Diluted net income (loss) per share	46,072,027	45,328,714	44,626,337

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	44,484,144	$44,000	$206,320,000	$176,000	$(138,290,000)	$68,250,000
Issuance of common stock from exercise of stock options, warrants and employee stock purchase plan	193,701	1,000	288,000	—	—	289,000
Net loss	—	—	—	—	(13,278,000)	(13,278,000)
Net unrealized loss on available-for-sale securities	—	—	—	(138,000)	—	(138,000)

Total comprehensive loss						(13,416,000)

Balance at December 31, 2004	44,677,845	45,000	206,608,000	38,000	(151,568,000)	55,123,000
Issuance of common stock from exercise of stock options and employee stock purchase plan	1,199,575	1,000	3,165,000	—	—	3,166,000
Compensation related to option awards	—	—	472,000	—	—	472,000
Net loss	—	—	—	—	(7,713,000)	(7,713,000)
Net unrealized gain on available-for-sale securities	—	—	—	15,000	—	15,000

Total comprehensive loss						(7,698,000)

Balance at December 31, 2005	45,877,420	46,000	210,245,000	53,000	(159,281,000)	51,063,000
Issuance of common stock from exercise of stock options and employee stock purchase plan	123,829	—	265,000	—	—	265,000
Compensation related to option awards	—	—	2,554,000	—	—	2,554,000
Net income	—	—	—	—	727,000	727,000
Net unrealized gain on available-for-sale securities	—	—	—	25,000	—	25,000

Total comprehensive income						752,000

Balance at December 31, 2006	46,001,249	$46,000	$213,064,000	$78,000	$(158,554,000)	$54,634,000

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$727,000	$(7,713,000)	$(13,278,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	233,000	228,000	215,000
Non-cash expense related to employee stock options	2,446,000	472,000	—
Other non-cash expense (income), net	—	16,000	(3,000)
Gain on sale of equity investment	—	—	(697,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,576,000)	578,000	(137,000)
Inventories	148,000	907,000	1,599,000
Prepaid expenses and other assets	644,000	(447,000)	952,000
Accounts payable and other accrued expenses	1,137,000	(1,328,000)	(912,000)
Accrued compensation and employee benefits	(147,000)	(693,000)	737,000
Accrued clinical trials expense	145,000	158,000	(389,000)
Accrued professional fees	112,000	191,000	(29,000)
Deferred revenue	(149,000)	(460,000)	(537,000)
Long-term liabilities	—	—	144,000

Net cash provided by (used in) operating activities	1,720,000	(8,091,000)	(12,335,000)

Investing activities:
Purchases of property and equipment	(75,000)	(119,000)	(196,000)
Proceeds from sales of short-term and equity investments	—	—	697,000
Proceeds from maturities of short-term investments	12,734,000	5,950,000	6,000,000
Purchases of short-term investments	(13,274,000)	(12,265,000)	(6,150,000)

Net cash (used in) provided by investing activities	(615,000)	(6,434,000)	351,000

Financing activities:
Proceeds from issuances of common stock, net	265,000	3,166,000	289,000
Repayment of convertible note	(1,600,000)	(4,000,000)	—

Net cash (used in) provided by financing activities	(1,335,000)	(834,000)	289,000

Net decrease in cash and cash equivalents	(230,000)	(15,359,000)	(11,695,000)
Cash and cash equivalents, beginning of year	25,845,000	41,204,000	52,899,000

Cash and cash equivalents, end of year	$25,615,000	$25,845,000	$41,204,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,000	$336,000	$336,000

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. The Company’s lead product ZADAXIN® is currently being evaluated in melanoma and hepatitis C virus (“HCV”) clinical trials and is currently approved for sale in certain international locations, and is sold primarily in China through the Company’s wholly-owned subsidiary SciClone Pharmaceuticals International Ltd. (“SPIL”). During 2006, the Company in-licensed the Chinese marketing rights to DC BeadTM, a product for the treatment of liver cancer or hepatocellular carcinoma, and submitted a regulatory application to the Chinese State Food and Drug Administration related to this product.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SPIL, SciClone Italy S.R.L., SciClone Japan K.K., SciClone do Brasil–Produtos Farmaceuticos Ltda, SciClone Pharmaceuticals International Holding Ltd and SciClone Pharmaceuticals (China) Ltd. SPIL is registered in the Cayman Islands with its principal office located in Hong Kong. SciClone Italy S.R.L. is registered in Italy with its principal office located in Rome. SciClone Japan K.K. is registered in Japan with its principal office located in Tokyo. SciClone do Brasil is registered in Brazil with its principal office located in Sao Paulo. SciClone Pharmaceuticals International Holding Ltd. is registered in Cayman Islands with its principal office located in Hong Kong. SciClone Pharmaceuticals (China) Ltd. is registered in China with its principal office located in Shanghai. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with maturities of three months or less on the date of purchase.

The Company classifies its investment portfolio as available-for-sale and held-to-maturity. The Company records the available-for-sale investments at fair value, as determined by available market information, on the balance sheet. The portfolio primarily consists of U.S. Government securities and short-term municipal securities. Unrealized gains or losses are included in accumulated other comprehensive income on the consolidated balance sheet. Realized gains or losses and declines in value judged to be other than temporary are determined on the basis of specific identification and included in interest and investment income. The Company also has held-to-maturity investments and records them at amortized cost. The Company does an assessment each reporting period to determine whether any investment is impaired. Management believes the credit risk associated with these investments is limited due to the nature of the investments.

The Company is required by its lease agreement to have a letter of credit secured by a certificate of deposit of $633,000 at December 31, 2006. Under its European value added tax filing arrangement, the Company has a letter of credit secured by a certificate of deposit of $65,000 at December 31, 2006. These amounts are recorded as restricted short-term investments on the accompanying balance sheets.

For the years ended December 31, 2006, 2005 and 2004, net unrealized gains (losses) of approximately $25,000, $15,000, and $(138,000), respectively, were included in accumulated other comprehensive income (loss). For the years ended December 31, 2006 and 2005, there were no realized gains or losses. For the year ended December 31, 2004, a net realized gain of approximately $697,000 was recognized primarily in connection with the sale of equity securities.

Fair Value of Financial Instruments

The fair value of our cash equivalents and available-for-sale marketable securities are based on quoted market prices and the carrying amounts are equal to their respective fair values at December 31, 2006 and 2005. The amortized cost of the held-to-maturity securities approximates their fair value at December 31, 2006 and 2005.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturity of these instruments.

Inventories

Inventories consist principally of raw materials, work in progress and finished goods products. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. We periodically review the inventory in order to identify obsolete items. If obsolete items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded over the estimated useful lives of the respective assets (three to five years) on the straight-line basis. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term on the straight-line basis.

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. The Company's policy is to identify and record impairment losses, if necessary, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company to date has not identified any impairment losses on these assets. Although the Company has a history of operating losses and negative cash flow, the Company believes that there is no impairment to the intangible assets because ZADAXIN has been approved for sale in several countries, principally as a treatment for hepatitis B virus. Based on the Company's anticipated financial results for future ZADAXIN sales, it has been determined that the expected future cash flows exceed the carrying amount of the assets.

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

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any period presented.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. Major components of research and development expenses consist of clinical development performed on the Company’s behalf by institutions and contract research organizations, sharing of certain costs of Sigma-Tau’s clinical development of ZADAXIN, personnel costs, including salaries and benefits, preclinical work, pharmaceutical development, materials and supplies, third party research funding and overhead allocations consisting of various administrative and facilities related costs. SciClone’s research and development activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology work. Clinical development costs primarily relate to clinical trials. Pharmaceutical development costs consist of product formulation and chemical analysis.

ZADAXIN clinical trials have the largest and most significant impact on the Company’s research and development expenses. Cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous institutions that conduct the clinical trials on the Company's behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The objective of the accrual policy is to match the recording of expenses to the actual services received and efforts expended. Expenses related to grants to institutions that conduct the clinical trials on the Company’s behalf are accrued based on the level of patient enrollment and activity according to the protocol. In general, for our U.S. HCV clinical trials, these expenses were higher for the initial and final months of a patient's scheduled 18 months of treatment and observation. Expenses relating to the clinical research organization and other entities managing the trials and laboratory and other direct expenses are recognized in the period they are estimated to be incurred and the services performed. The Company monitors active patient enrollment levels and related activity to the extent possible and adjusts estimates accordingly.

Shipping and Handling Costs

Costs related to shipping and handling are included in cost of sales for all periods presented.

Advertising Expenses

The Company expenses advertising costs as incurred and these costs are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were $221,000, $150,000, and $235,000, respectively.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income (loss) per share includes any dilutive impact from stock options outstanding using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations:

	2006	2005	2004
Numerator:
Net income (loss)	$727,000	$(7,713,000)	$(13,278,000)

Denominator:
Weighted-average shares outstanding used to compute basic EPS	45,901,015	45,328,714	44,626,337
Effect of dilutive stock options	171,012	—	—

Weighted-average shares outstanding and dilutive stock options used to compute diluted EPS	46,072,027	45,328,714	44,626,337

For the years ended December 31, 2006, 2005 and 2004, approximately 6,903,336, 7,080,186, and 8,979,653 shares, respectively, related to convertible notes payable and outstanding options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Accounting for Stock-Based Compensation

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

The Company adopted FAS 123R using the modified-prospective transition method. Under this method, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123. Compensation cost also includes all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes option valuation model and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Results for prior periods have not been restated to reflect the impact of FAS 123R.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (or “APIC”) pool of excess tax benefit, and to determine the subsequent effect on the APIC pool and the Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that were outstanding upon our adoption of FAS 123R.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures. In the Company’s pro forma information required under FAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

Our former Chief Executive Officer (“CEO”) was granted a target stock price award (see note 13, CEO Agreements) and, therefore, the grant date fair values related to each of the four vesting portions of this award have been calculated and the related expense included in the SFAS 123 pro forma expense disclosure over their derived service periods. For the years ended December 31, 2005 and 2004, approximately $232,000 and $0, respectively is included in the SFAS 123 pro forma expense below related to this award.

The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004, had compensation expense for the Company’s stock option and employee stock purchase plans been determined based on the fair value at the grant date consistent with the provisions of FAS 123:

	2005	2004
Net loss—as reported	$(7,713,000)	$(13,278,000)
Total stock-based employee compensation expense included in reported net loss	472,000	—
Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,212,000)	(4,257,000)

Net loss—pro forma	$(10,453,000)	$(17,535,000)

Basic and diluted net loss per share—as reported	$($0.17)	$($0.30)

Basic and diluted net loss per share—pro forma	$($0.23)	$($0.39)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (loss) includes net unrealized gains and losses on our available-for-sale securities at the balance sheet dates.

Segment Information

The Company operates in one segment (see note 16).

Concentration of Credit Risk

The People's Republic of China, like Japan and certain other Asian markets, uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the year ended December 31, 2006, sales to four importing agents in China accounted for 92% of the Company’s product sales. For the year ended December 31, 2005, sales to three importing agents in China accounted for 91% of the Company’s product sales and sales to four importing agents in China accounted for 91% of the Company’s product sales for the year ended December 31, 2004. In 2006, the two largest customers accounted for 66% and 15% of sales, respectively. No other customer accounted for more than 10% of sales in 2006. In 2005, the three largest customers accounted for 57%, 19% and 15% of sales, respectively. No other customer accounted for more than 10% of sales in 2005. In 2004, the three largest customers accounted for 32%, 29% and 23% of sales, respectively. No other customer accounted for more than 10% of sales in 2004. As of December 31, 2006, approximately $12,562,000, or 94% of the Company's accounts receivable were attributable to three importing agents in China. The Company performs on-going credit evaluations of its customers' financial condition, and generally does not require collateral from its customers. The Company maintains reserves for credit losses, and such losses have been within management's expectation. The Company recognizes reserves for bad debts ranging from 25% to 100% based on the length of time the receivables are past contractual payment due dates and the Company's collection experience.

Recently Issued Accounting Pronouncement

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for the Company’s first quarter of calendar year 2007. The Company does not anticipate FIN 48 having a material impact on its consolidated financial position, results of operations, and cash flows.

Reclassifications

The Company has made a classification change between short-term and long-term liabilities in the consolidated balance sheet as of December 31, 2005 to conform to the current period presentation. As of December 31, 2005, $68,000 was reclassified from accrued compensation and employee benefits to other long-term liabilities.

Note 2 — Marketable Securities

The following is a summary of available-for-sale and held-to maturity securities:

	Available-For Sale Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
December 31, 2006:
Certificates of deposit	$845,000	$—	$845,000
Short-term municipal securities	5,600,000	—	5,600,000
Corporate equity securities	51,000	78,000	129,000

	$6,496,000	$78,000	$6,574,000

December 31, 2005:
Certificates of deposit	$823,000	$—	$823,000
Short-term municipal securities	9,450,000	—	9,450,000
Corporate equity securities	51,000	53,000	104,000

	$10,324,000	$53,000	$10,377,000

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
December 31, 2006:
U.S. Treasury securities	$10,403,000	$—	$10,403,000
December 31, 2005:
U.S. Treasury securities	$6,034,000	$—	$6,034,000

As of December 31, 2006, there was $698,000 in restricted short-term investments and $5,876,000 in other short-term investments held in available-for sale securities. As of December 31, 2005, there was $692,000 in restricted short-term investments and $9,685,000 in other short-term investments held in available-for sale securities. As of December 31, 2006 and 2005 all available-for sale securities excluding the short-term municipal securities had maturities of 12 months or less. The short-term municipals are auction rate securities which have long final maturities, however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, they are included as available-for-sale securities. The Company’s interest rate risk associated with these securities is limited due to this interest rate reset mechanism.

As of December 31, 2006 and 2005, there was $10,403,000 and $6,034,000, respectively, in other short-term investments classified as held-to-maturity securities. These securities are U.S. Treasury bills which will mature in February, May and June 2007. The fair value of the investments at December 31, 2006 and 2005, respectively, approximated their cost.

Note 3 — Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	December 31,
	2006	2005
Prepaid insurance	$623,000	$702,000
Prepaid rent	110,000	107,000
Prepaid clinical trial expense	13,000	41,000
Value added tax receivable	452,000	464,000
Other prepaid expenses	442,000	576,000

	$1,640,000	$1,890,000

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
Raw materials	$573,000	$797,000
Work in progress	1,239,000	476,000
Finished goods	1,420,000	1,999,000

	$3,232,000	$3,272,000

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
Office furniture and fixtures	$350,000	$342,000
Office equipment	852,000	828,000
Leasehold improvements	203,000	162,000

	1,405,000	1,332,000
Less accumulated depreciation and amortization	(1,108,000)	(952,000)

Net property and equipment	$297,000	$380,000

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $157,000, $133,000, and $115,000, respectively.

Note 6 — Intangible Assets

Intangible assets include the following:

	December 31,
	2006	2005
Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(2,054,000)	(1,984,000)

	$402,000	$472,000

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

Acquired ZADAXIN product rights are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $70,000 per year and for the years 2007 through 2012 is expected to be $70,000 per year. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

Note 7 — Other Accrued Expenses

The following is a summary of other accrued expenses:

	December 31,
	2006	2005
Accrued royalties	$529,000	$500,000
Accrued pre-clinical trial expenses	232,000	93,000
Accrued interest payable	—	32,000
Accrued annual reports expense	65,000	60,000
Accrued sales and marketing expenses	390,000	501,000
Accrued manufacturing costs	478,000	47,000
Other	793,000	454,000

	$2,487,000	$1,687,000

Note 8 — Collaborative Agreements

In May 2004, the Company entered into an agreement with Sigma-Tau, whereby Sigma-Tau is conducting a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with approximately 550 patients. The objective of the European trial is to provide data on ZADAXIN’s use as part of a triple therapy in treating HCV patients. The Company is providing Sigma-Tau approximately $2,500,000 of funding support during the course of patient enrollment and trial period of which $1,523,000 has been paid as of December 31, 2006, and a $1,500,000 milestone payment at the completion of the study. Based on the level of activity in this trial, the Company has recorded approximately $1,750,000 and $1,203,000 of research and development expense related to this trial in the years ended December 31, 2006 and 2005, respectively.

In October 2003, the Company and Wayne State University (“WSU”) amended a license agreement that WSU and A1B had entered into in 1994 that was subsequently assigned by A1B to SciClone. The 2003 amendment allows the Company to maintain an exclusive license to certain WSU patents regarding the use of thymosin alpha 1 in the treatment of hepatitis B and hepatitis C. In addition to certain minimum royalty payments following sales of ZADAXIN in certain territories, the Company paid WSU a total of $1,400,000 in non-refundable pre-paid royalties. The Company can offset the annual minimum royalties due on sales of ZADAXIN with these pre-paid royalties to the extent of 50% of the annual royalties in any one year. As of December 31, 2006, $1,000,000 of these royalties were included in other assets on the accompanying balance sheet.

In April 1999, the Company licensed to Sigma-Tau semi-exclusive ZADAXIN development and marketing rights in Italy and Spain, and exclusive rights in Switzerland. In March 2000, this license was expanded and amended to include all of the countries then in the European Union and Sigma-Tau was made exclusive licensee in these countries. In December 2001, this license was further amended to define the scope of clinical development for ZADAXIN that Sigma-Tau would undertake in Europe. Under the terms of the December 2001 amendment, the Company received $2,685,000 in the first quarter of 2002. This contract revenue was recognized over the estimated time to complete the ZADAXIN U.S. phase 3 HCV clinical trials and deliver the clinical data, the substantive performance requirements under the contract amendment. For the year ended December 31, 2006, 2005 and 2004, the Company recognized $229,000, $492,000, and $537,000, respectively. Additionally, in the second quarter of 2004, the Company recognized a $1,000,000 milestone payment from Sigma-Tau for the full enrollment of the Company’s current phase 3 U.S. clinical trials as there are no future performance obligations associated with the milestone payment.

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

Note 9 — Other Long-term Liabilities

Other long-term liabilities consisted of $68,000 of accrued compensation and employee benefits at December 31, 2006 and 2005.

Note 10 — Income Taxes

The Company has not recorded any federal or state income tax expense for the years ended December 31, 2006, 2005 and 2004. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $6,126,000, $6,673,000, and $4,155,000 at December 31, 2006, 2005 and 2004, respectively. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

The domestic and foreign components of pre tax income (loss) for the years ended December 31 are as follows:

	2006	2005	2004
Domestic	$(5,399,000)	$(14,386,000)	$(17,433,000)
Foreign	6,126,000	6,673,000	4,155,000

Income (loss)	$727,000	$(7,713,000)	$(13,278,000)

A reconciliation of the statutory federal income tax rate of 34% to the actual tax rate for the years ended December 31 is as follows:

	2006	2005	2004
Tax at federal statutory rate	$247,000	$(2,622,000)	$(4,515,000)
Foreign income tax at different rates	(2,154,000)	(2,347,000)	(1,484,000)
Stock based compensation	95,000	(300,000)	—
Net operating losses not benefited	1,641,000	5,261,000	5,992,000
Non deductible expenses	171,000	8,000	7,000

Total	$—	$—	$—

Significant components of the Company's deferred tax assets at December 31 are as follows:

	2006	2005
Net operating loss carryforwards	$42,949,000	$41,409,000
R&D credit carryforwards	7,895,000	6,000,000
Other	1,221,000	1,303,000

Gross deferred tax assets	52,065,000	48,712,000
Valuation allowance	(52,065,000)	(48,712,000)

Total deferred tax assets	$—	$—

The valuation allowance increased by approximately $3,353,000, $5,818,000, and $6,349,000 in the years ended December 31, 2006, 2005 and 2004, respectively. Deferred tax assets relating to net operating loss carryforwards as of December 31, 2006 include approximately $3,014,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity. The Company did not have any deferred tax liabilities at December 31, 2006 or 2005.

At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $123,000,000 which expire in the years 2007 through 2026. At December 31, 2006, the Company has federal tax credit carryforwards of approximately $7,000,000 which expire in the years 2007 through 2026.

At December 31, 2006, the Company has state net operating loss carryforwards of approximately $17,000,000 available to reduce future taxable income. The carryforwards begin to expire in 2007, if not utilized. In addition, the Company has research and development tax credit carryforwards of approximately $1,000,000 for state tax purposes at December 31, 2006. The tax credit carryforwards will be carried forward indefinitely until utilized.

Because of the “change in ownership” provisions of the Internal Revenue Code, a portion of the Company's net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

Note 11 — Commitments and Contingencies

Leases

The Company leases its main office facility under a non-cancelable operating lease agreement which expires in August 2007. The lease requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad under non-cancelable lease agreements. The Company expenses rent as incurred and these costs are included in operating expenses. Rent expense in 2006, 2005, and 2004 was $1,625,000, $1,458,000, and $1,393,000, respectively. Minimum future rental payments under facility and equipment operating lease agreements amount to a total of $1,469,000, which consists of $1,209,000 in 2007, $197,000 in 2008 and $63,000 in 2009.

Purchase Obligations

For the years ended December 31, 2006, 2005 and 2004, the Company had purchase obligation requirements in the amounts of $3,684,000, $4,749,000, and $6,456,000, respectively. At December 31, 2006 the purchase obligations consist of minimum purchase requirements from a contract manufacturer in the amount of $1,198,000. In addition, there were research and development fees payable in the amount of $2,486,000 to Sigma-Tau to conduct and complete an HCV clinical trial in Europe.

Royalties

Under the October 2003 amendment to the Patent License Agreement with WSU, the Company is obligated to pay WSU a royalty, subject to minimum amounts, on a percentage of ZADAXIN net sales revenue for the treatment of hepatitis B and hepatitis C in certain countries including the United States, the European Union and Japan, but not including China. In the year ended December 31, 2006, 2005 and 2004, the Company paid WSU $500,000, $400,000, and $300,000, respectively, of non-refundable pre-paid royalties and the Company has certain rights to offset annual minimum royalties due on sales of ZADAXIN with these pre-paid royalties. Minimum annual royalties of up to $500,000 will be due each year through 2012.

Under the August 1997 ZADAXIN Patent License Agreement with the U.S. Army, the Company is obligated to pay the U.S. Army minimum annual royalty payments through 2010 and a royalty based on a percentage of ZADAXIN net sales revenue upon commercialization of ZADAXIN for treatment of chronic hepatitis C in certain countries including the U.S., the European Union and Japan, but not including China. During 2006, 2005 and 2004 the Company paid $20,000 per year to the U.S. Army related to the minimum annual royalty.

Convertible Notes Payable

In March 2001, the Company issued a $1,600,000 convertible note to an investment affiliate of UBS AG. The $1,600,000 note was convertible into 276,530 shares of common stock at a fixed conversion price of $5.7860 per share. In March 2006, the $1,600,000 note was repaid.

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

Common Stock and Warrants

In July 2004 when a former CEO left the Company, his outstanding unvested options to purchase 253,541 shares of the Company’s common stock became fully vested and all of his outstanding options to purchase 1,615,454 shares became exercisable for a one or two year period. These changes to the former CEO’s options did not result in any stock-based compensation as the changes were effected in accordance with the original terms of the option grants.

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

In June 1995, the Board of Directors and the stockholders of the Company approved the 1995 Nonemployee Director Stock Option Plan (the “Nonemployee Director Plan”) and reserved 250,000 shares for issuance thereunder. In June 2000 and June 2002 the Board of Directors and stockholders of the Company approved an increase of 250,000 in the shares reserved for issuance under the Nonemployee Director Plan. In May 2004, the Board of Directors and stockholders of the Company approved the 2004 Outside Directors Stock Option Plan and reserved 465,000 shares for issuance thereunder and the Nonemployee Director Stock Option Plan was canceled. The 2004 Outside Directors Stock Option Plan automatically grants nonqualified stock options to nonemployee directors upon their appointment or first election to the Company’s Board of Directors (“Initial Grant”) and annually upon their reelection to the Board of Directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). The options are granted at fair market value on the date of grant and expire ten years from the date of grant. Initial Grants become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, and Annual Grants become exercisable in twelve equal monthly installments from the date of grant, subject in each case to the Outside Director’s continuous service on our Board of Directors. In June 2005, the Board of Directors and stockholders of the Company approved an increase in the maximum number of shares issuable under the 2004 Outside Directors Stock Option Plan by 550,000 shares to a total of 1,015,000 shares.

The following table summarizes the stock option activity under the 1991, 1992, 1995 and 2005 Stock Option Plans, the Nonemployee Director Plan and the 2004 Outside Director Stock Option Plan:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2003	1,157,243	5,533,718	$5.02
2004 Plan shares reserved	2,500,000	—	—
2004 Outside Directors Plan shares reserved	465,000	—	—
Options canceled	225,955	(225,955)	$6.35
Options granted	(1,402,000)	1,402,000	$5.05
Options exercised	—	(3,150)	$3.79
Plan shares expired	(269,775)	—	—

Balance at December 31, 2004	2,676,423	6,706,613	$4.99
2005 Plan shares reserved	2,300,000	—	—
2004 Outside Directors Plan shares reserved	550,000	—	—
Options cancelled	984,025	(984,025)	$6.15
Options granted	(1,924,000)	1,924,000	$3.24
Options exercised	—	(1,119,462)	$2.68
Plan shares expired	(949,948)	—	—

Balance at December 31, 2005	3,636,500	6,527,126	$4.69
Options cancelled	1,212,991	(1,212,991)	$3.80
Options granted	(2,176,000)	2,176,000	$2.42
Options exercised	—	(101,375)	$2.18
Plan shares expired	(337,241)	—	—

Balance at December 31, 2006	2,336,250	7,388,760	$4.20	6.61	$2,345,478

Vested and expected to vest after December 31, 2006		7,010,181	$4.29	6.49

Exercisable at December 31, 2006		4,721,219	$4.94	5.31	$781,090

The aggregate intrinsic value in the table above represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options at time of exercise was $112,000, $1,668,000, and $2,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated fair value of shares vested for the years ended December 31, 2006, 2005, and 2004 was $2,674,000, $2,744,000, and $4,373,000, respectively.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.22 – $2.38	1,259,855	6.89	$2.13	411,022	$1.71
$2.45 – $2.49	1,245,124	9.06	2.48	146,124	2.46
$2.72 – $3.69	1,669,070	7.00	3.42	1,279,463	3.44
$3.69 – $5.00	1,341,795	5.59	4.54	1,128,838	4.48
$5.23 – $7.06	1,234,316	5.75	5.71	1,117,172	5.70
$7.63 – $12.50	638,600	4.12	10.07	638,600	10.07

	7,388,760	6.61	$4.20	4,721,219	$4.94

The following table illustrates the allocation of compensation cost related to stock options and employee stock purchases to the income statement line items each year as of December 31:

	2006	2005	2004
Research and development	$771,000	$—	$—
Sales and Marketing	639,000	—	—
General and administrative	1,036,000	472,000	—

	$2,446,000	$472,000	$—

As result of adopting FAS 123R as of January 1, 2006, our income from operations and net income for the year ended December 31, 2006 is approximately $2,446,000 lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted income per share for year ended December 31, 2006 are each $0.07 lower than if the Company had continued to account for share-based compensation under APB 25. The total compensation cost capitalized in inventory was approximately $108,000 for the year ended December 31, 2006.

The weighted-average assumptions used in the Black-Scholes option valuation model to calculate the estimated fair values at the date of grant for 2006, 2005 and 2004 and the resulting weighted-average expected life and weighted-average fair value of stock options granted and for stock purchases during those periods are as follows:

Stock Option Plan	2006	2005	2004
Weighted-average fair value of stock options granted	$1.37	$1.79	$3.22
Risk-free interest rate	4.73%	3.77%	2.59%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of our common stock	73.13%	73.39%	87.36%
Weighted-average expected life of option (years)	3.86	3.70	4.00

Employee Stock Purchase Plan	2006	2005	2004
Weighted-average fair value of employee stock purchase plan purchases	$0.84	$0.76	$1.83
Risk-free interest rate	3.17%	2.98%	3.32%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of our common stock	60.59%	62.22%	85.34%
Weighted-average expected life (years)	0.75	0.41	0.24

The expected term of options granted is derived from historical data on employee exercises and terminations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock. The expected dividend assumption is based on the Company’s history and expectations of no dividend payouts.

In July 1996, the Board of Directors and stockholders of the Company approved the 1996 Employee Stock Purchase Plan (the “ESPP”) and reserved 500,000 shares for issuance thereunder. In June 2003, the Board of Directors and stockholders of the Company approved an increase of 500,000 in the shares reserved for issuance under the 1996 Employee Stock Purchase Plan. All full-time employees are eligible to participate in the ESPP. Under the terms of the ESPP, employees could choose to have up to 15% of their salary withheld to purchase the Company's common stock. The purchase price of the stock was 85% of the lower of the fair market value as of the first and last trading day of each quarterly participation period. In January 2006, the Board of Directors amended the ESPP to provide that, for each Offering Period commencing after January 31, 2006, the purchase price of the stock shall be equal to 95% of the fair market value of a share of the Company’s Common Stock on the Purchase Date (or such other amount as may be established by the Board). Accordingly, no fair value calculation was performed for purchases subsequent to January 31, 2006 because the amended plan is non-compensatory under FAS 123R. Under the ESPP, the Company sold 22,454, 80,113 and 124,798 shares to employees in 2006, 2005 and 2004, respectively.

As of December 31, 2006, unamortized compensation expense related to unvested options was approximately $4,000,000. The weighted average period over which compensation expense related to these options will be recognized is 2.09 years.

Reserved Shares

As of December 31, 2006, the Company had reserved shares of common stock for future issuance as follows:

Options outstanding	7,388,760
Shares available for grant	2,336,250
ESPP	282,519

10,007,529

Stockholder Rights Agreement

On December 18, 2006, the Company’s Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (collectively, the “Rights”) for each outstanding share of the Company’s Common Stock, each Right which entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series D Preferred Stock, $0.001 par value, at a price of $25.00 pursuant to a Rights Agreement dated as of December 19, 2006, between the Company and Mellon Investor Services LLC (the “Rights Agreement”). The Rights, which will initially trade with the Common Stock, become exercisable when a person or group acquires 15% or more of the Company’s Common Stock without prior Board approval. In that event, the Rights permit the Company’s stockholders, other than the acquiror, to purchase the Company’s Common Stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock.

Alternatively, when the Rights become exercisable, the Company’s Board of Directors may authorize the issuance of one share of the Company’s Common Stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the Common Stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case. Prior to a person or group acquiring 15%, the Rights can be redeemed for $0.001 each by action of the Board. The Rights Agreement contains an exception to the 15% ownership threshold for shares currently beneficially owned by Sigma-Tau Finanziaria S.p.A. The Rights expire on December 19, 2016. The Rights Agreement includes a requirement that a committee of independent directors evaluate the Rights Agreement at least every three years (a “TIDE” provision).

Note 13 — CEO Agreements

On June 2, 2006, Dr. Friedhelm Blobel became our President and CEO and joined our Board of Directors, and Dr. Ira Lawrence resigned as President and CEO and became a consultant to the Company. Dr. Lawrence also continues to serve as a Director of the Company and serves as a member of the Business Development Committee and the Medical Review Committee of the Board of Directors. In accordance with Dr. Lawrence’s separation agreement, his unvested stock options were cancelled. His options to purchase 200,000 shares that vested during his time of services as CEO will be exercisable for their term provided that Dr. Lawrence continues his service as a consultant or Director of the Company.

The Company had entered into an employment agreement with Dr. Lawrence effective June 1, 2005. The employment agreement included the award of an option to purchase 400,000 shares of the Company’s common stock at $2.97 per share, the closing price on The NASDAQ Stock Market LLC (formerly the NASDAQ National Market) of a share of the Company’s common stock on June 1, 2005. This option had a term of 10 years and 25% of such second option would vest upon the Company’s common stock trading after June 1, 2005 for at least 30 consecutive calendar days at or greater than a target closing stock price, as reported on The NASDAQ Stock Market LLC, of (a) $4.50 on or before June 1, 2008, (b) $6.00 on or before June 1, 2009, (c) $8.00 on or before June 1, 2010, and (d) $10.00 on or before June 1, 2011, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure.

Under APB 25, the Company recognized non-cash expense related to the stock price performance based option granted to Dr. Lawrence on June 1, 2005, the date he commenced his employment. The terms of this option required the application of variable accounting, and the related non-cash expense to be recognized is effected by the price level of trading activity in our stock. The Company recognized non-cash expense when the vesting of a portion of the option was determined to be probable. During the year ended December 31, 2005, the market price of the Company’s common stock price had closed above $4.50 for at least 30 consecutive calendar days thus triggering the vesting of 25% of the shares underlying the option. Therefore, the Company recognized a $423,000 non-cash expense attributable to this vesting in 2005. For the year ended December 31, 2006, no expense related to this option was recognized by the Company as the remaining unvested shares were forfeited upon Dr. Lawrence’s departure from the Company.

Under SFAS 123, the option is considered a target stock price award and, therefore, the grant date fair values related to each of the four vesting portions of this award have been calculated and the related expense included in the SFAS 123 pro forma expense disclosure over the derived service periods for each of the four vesting portions of the award. The aggregate fair value of the award was estimated to be $691,000 at the date of grant using a Monte Carlo simulation option pricing model with the following assumptions, risk-free interest rate of 4.097%; dividend yield of 0%; volatility factor of 74% and expected life of 10 years. The fair values of the four vesting portions of the awards of $186,000, $173,000, $166,000 and $166,000 were to be amortized over their related derived service periods of 13, 21, 28, and 36 months, respectively. For the years ended December 31, 2005 and 2004, approximately $232,000 and $0, respectively, of such expense is included in the SFAS 123 pro forma expense (see note 1, Significant Accounting Policies, Accounting for Stock-Based Compensation).

Under the new CEO agreement with Dr. Blobel, effective June 2, 2006, the Board of Directors is obligated in 2008 to consider an award to Dr. Blobel of a special cash bonus of up to $300,000, based on his achievement of the previously agreed upon performance targets over the years 2006-2008. The Company will estimate the probable amount of this long-term incentive bonus on a quarterly basis in order to accrue the bonus over the related performance period. For the year ended December 31, 2006, the Company accrued approximately $68,000 relating to the special cash bonus. All expenses related to the agreement with Dr. Blobel will be recorded to general and administrative expenses.

The employment agreement with Dr. Blobel also includes two option awards. The first option award is to purchase 400,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on The NASDAQ Stock Market LLC of a share of the Company’s common stock on June 2, 2006. The option has a term of ten years and will vest in annual installments on each of the first four anniversaries of June 2, 2006. The Company is recognizing compensation cost for these options based on the grant-date fair value estimated in accordance with the provision of FAS 123R. The Company is amortizing the compensation cost over the vesting period, which is four years, using the straight line attribution method.

The second option award granted to Dr. Blobel is to purchase 600,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on The NASDAQ Stock Market LLC of a share of the Company’s common stock on June 2, 2006. This option has a term of 10 years and shares of such option will vest upon the Company’s common stock trading after June 2, 2006 for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on The NASDAQ Stock Market LLC, of (a) $4.50 on or before June 2, 2009 for 100,000 shares, (b) $6.00 on or before June 2, 2010 for 100,000 shares, (c) $8.00 on or before June 2, 2011 for 100,000 shares, (d) $10.00 on or before June 2, 2012 for 100,000 shares, (e) $12.00 on or before June 2, 2013 for 100,000 shares, and (f) $14.00 on or before June 2, 2014 for 100,000 shares, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure. The second option grant is considered an award with market service conditions. The market conditions are not considered performance conditions and therefore, compensation expense is recognized for the option with market conditions as long as service requirements are met, even if the market condition is not reached. Therefore, the grant date fair values related to each of the six vesting portions of this award have been calculated and the related compensation costs are being expensed over the service periods for each of the six vesting portions of the award. For the year ended December 31, 2006, the Company recorded $265,000 of compensation expense related to this award.

Note 14 — 401k Plan

The Company has a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions, up to 15% of an employee's salary. Company contributions, which can be terminated at the Company's discretion, were approximately $200,000, $170,000, and $161,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15 — Other Income

On April 3, 2006, the Company announced the resolution of its dispute with Schering Plough KK (SPKK) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000 on April 18, 2006 which was recorded as other income for the year ended December 31, 2006.

Note 16 — Significant Geographic Information

The Company operates in one business segment, the development and commercialization of novel therapeutics to treat chronic and life threatening diseases. Through December 31, 2006, all of the Company’s revenues were generated from the sale of ZADAXIN.

The President and CEO has been identified as the Chief Operating Decision Makers (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information at a level below that of the business segment.

The Company's domestic operations primarily consist of product development. The Company's wholly owned international subsidiary, SciClone Pharmaceuticals International Ltd., is engaged in sales and marketing and product distribution worldwide.

Information regarding geographic areas is as follows:

	Product Sales Revenue for the Year Ended December 31,	Contract Revenue for the Year Ended December 31,	Long Lived Assets December 31,	Net Assets December 31,
2006
U.S.	$—	$—	$1,413,000	$10,850,000
China	29,722,000	—	233,000	43,673,000
Rest of world	2,711,000	229,000	197,000	111,000

Total	$32,433,000	$229,000	$1,843,000	$54,634,000

2005
U.S.	$—	$—	$1,931,000	$14,281,000
China	25,464,000	—	245,000	36,602,000
Rest of world	2,378,000	492,000	220,000	180,000

Total	$27,842,000	$492,000	$2,396,000	$51,063,000

2004
U.S.	$—	$—	$1,980,000	$26,892,000
China	20,714,000	—	259,000	28,014,000
Rest of world	2,051,000	1,631,000	235,000	217,000

Total	$22,765,000	$1,631,000	$2,474,000	$55,123,000

Two customers accounted for 10% or more of total revenues (66% and 15%) for an aggregate of 81% of total revenues for the year ended December 31, 2006. Three customers accounted for 10% or more of total revenues (57%, 19% and 15%) for an aggregate of 91% of total revenues for the year ended December 31, 2005. Three customers accounted for 10% or more of total revenues (32%, 29% and 23%) for an aggregate of 84% of total revenues for the year ended December 31, 2004. No other customer accounted for more than 10% of total revenues during these years.

Note 17 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2006
Product sales	$7,789,000	$7,910,000	$8,270,000	$8,464,000
Contract revenue	90,000	54,000	26,000	59,000
Cost of product sales	1,566,000	1,373,000	1,616,000	2,334,000 (1)
Gross margin	6,313,000	6,591,000	6,680,000	6,189,000
Net (loss) income	(2,424,000)	5,960,000 (2)	(1,306,000)	(1,503,000)
Basic and diluted net (loss) income per share	(0.05)	0.13	(0.03)	(0.03)

2005
Product sales	$6,661,000	$6,851,000	$7,016,000	$7,314,000
Contract revenue	134,000	134,000	134,000	90,000
Cost of product sales	997,000	1,166,000	1,337,000	1,375,000
Gross margin	5,798,000	5,819,000	5,813,000	6,029,000
Net loss	(1,494,000)	(1,505,000)	(3,089,000)	(1,625,000)
Basic and diluted net loss per share	(0.03)	(0.03)	(0.07)	(0.04)

(1)	During the three months ended December 31, 2006, the Company recorded $929,000 of royalty expense related to a license agreement.

(2)	In April 2006, the Company received $8,000,000 for the resolution of its dispute with Schering Plough KK.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, has been made known to them in a timely fashion. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm

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

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has audited and issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SciClone Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SciClone Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SciClone Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SciClone Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 15, 2007

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended) that was identified in connection with the evaluation thereof that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 401 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “ELECTION OF DIRECTORS — Nominees,” and “ELECTION OF DIRECTORS — Board Meetings and Committees – Audit Committee.” Information relating to the executive officers of the Company is set forth in Item 1 in Part I of this Report under the caption “Executive Officers of the Registrant.”

The information required by Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS — Compliance with Section 16(a) of the Exchange Act.”

Code of Ethics

We have adopted a code of business conduct and ethics, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) and employees, known as the Corporate Code of Conduct and Reporting (‘Whistle Blowing’) of Perceived or Alleged Violations (the “Code of Conduct”). The Code of Conduct is available on our website at http://phx.corporate-ir.net/phoenix.zhtml?c=103184&p=irol-govConduct. Additionally, stockholders may request a free copy of the Code of Conduct by contacting the Investor Relations Department at our corporate offices by calling 800-724-2566 or by sending an e-mail message to investorrelations@sciclone.com.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the Company maintained seven compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. These consist of the 1991 Stock Plan, the 1992 Stock Plan, the 1995 Equity Incentive Plan, the 1995 Nonemployee Director Stock Option Plan, the 1996 Employee Stock Purchase Plan, the 2004 Outside Directors Stock Option Plan and the 2005 Equity Incentive Plan, which plans have all been approved by the Company’s stockholders. The Company does not currently maintain any compensation plans that have not been approved by the Company’s stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2006:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
1991 Stock Plan	209,200	$5.50	—
1992 Stock Plan	81,500	$5.31	—
1995 Equity Incentive Plan	3,129,935	$5.14	—
1995 Nonemployee Director Stock Option Plan	505,000	$6.46	—
1996 Employee Stock Purchase Plan	—	—	282,519	(1)
2004 Outside Directors Stock Option Plan	545,000	$3.77	470,000
2005 Equity Incentive Plan	2,918,125	$2.77	1,866,250

Total	7,388,760	$4.20	2,618,769

(1)	1996 Employee Stock Purchase Plan is a voluntary plan open to all employees. This plan allows employees to elect payroll deductions which are used to purchase SciClone’s common stock directly from the Company.

The information required by Item 403 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “EXECUTIVE COMPENSATION AND OTHER MATTERS — Certain Relationships and Related Transactions” and “ELECTION OF DIRECTORS — Director Independence.”

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

Item 15 (a).      The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8, Part II on pages 47 – 71 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006.

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2006.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

The following schedule required to be filed by Item 8 of this form and Item 15(d) is contained on page 83 of this Report:

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006.

All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Refer to Item 15(b) below.

Item 15 (b).     Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(32)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(1)	Bylaws.

4.1(9)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(13)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

Exhibit Number	Description

4.4(13)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(13)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(14)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(14)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(14)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(31)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(3)**	Registrant’s 1991 Stock Plan, together with forms of agreements thereunder.

10.2(2)**	Registrant’s 1992 Stock Plan, together with forms of agreements thereunder.

10.3(5)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.4(5)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.5(17)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended.

10.6(26)**	Registrant’s 2005 Equity Incentive Plan, as amended.

10.7(26)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended.

10.8(2)	Lease, dated September 10, 1991, between the Registrant and Spieker-Singleton68 concerning property, located at 901 Mariners Island Boulevard, San Mateo, California, as amended (the “Spieker Lease”).

10.9(4)	Amendment No. 4 to Spieker Lease, dated October 4, 1994.

10.10(6)	Amendment No. 7 to Spieker Lease, dated November 14, 1995.

10.11(8)	Amendment No. 8 to Spieker Lease, dated August 26, 1996.

10.12(13)	Amendment No. 14 to Spieker Lease dated November 21, 2000.

10.13(19)**	Employment Agreement, effective as of February 1, 1996, between the Registrant and Donald R. Sellers.

10.14(19)**	Fifth Amendment of Employment Agreement, effective as of November 30, 2003, between the Registrant and Donald R. Sellers.

10.15(13)**	Change in Control Agreement between the Company and Alfred Rudolph dated as of November 19, 1999.

10.16(13)**	Change in Control Agreement between the Company and Donald R. Sellers dated as of November 19, 1999.

10.17(15)**	Change in Control Agreement between the Company and Richard A. Waldron dated as of April 30, 2001.

10.18(17)**	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

Exhibit Number	Description

10.19(18) **	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.20(21)*/**	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Donald R. Sellers, dated July 14, 2004.

10.21(7)*	License Agreement effective April 19, 1996 between the Registrant and the National Institute of Health Office of Technology Transfer.

10.22(10)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.23(11)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.24(16)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

10.25(20)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.26(20)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.27(12)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.28(12)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.29(14)*	Registration Rights Agreement by and between the Company and UBS AG, London Branch dated as of February 16, 2001.

10.30(16)*	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica Ld.A. and Aptafin S.p.A. dated as of January 21, 2003.

10.31(19)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.32(22)**	Agreement between the Company and Alfred R. Rudolph, dated September 10, 2004.

10.33(22)**	Agreement between the Company and Richard A. Waldron, dated September 10, 2004.

10.34(24)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.35(24)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.36(24)**	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.37(25)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.38(25)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

Exhibit Number	Description

10.39(27)**	Amendment to Offer Letter dated as of February 24, 2006 by and between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid including offer letter dated May 21, 2001 between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid as Exhibit A thereto.

10.40(28)**	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.41(28)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.42(28)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.43(28)**	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.44(29)**	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.45(29)**	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.46(30)**	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(33)	Subsidiaries of Registrant.

23.1(33)	Consent of Independent Registered Public Accounting Firm.

24.1(33)	Powers of Attorney. See page 82.

31.1(33)	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2(33)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(33)	Section 1350 Certification of Principal Executive Officer.

32.2(33)	Section 1350 Certification of Principal Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 20, 2000.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2004.

(23)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 20, 2005.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(29)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(33)	Filed herewith.

Item 15 (c). See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

By:	/S/ FRIEDHELM BLOBEL, PH.D.
Friedhelm Blobel, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Friedhelm Blobel, Ph.D. and Richard A. Waldron, and each of them, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, to be done in connection therewith, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRIEDHELM BLOBEL, PH.D. (Friedhelm Blobel, Ph.D.)	President and Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2007

/S/ RICHARD A. WALDRON (Richard A. Waldron)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/S/ IVAN B. HUI (Ivan B. Hui)	Director, Finance (Principal Accounting Officer)	March 16, 2007

/S/ JOHN D. BAXTER, M.D. (John D. Baxter, M.D.)	Director	March 16, 2007

/S/ RICHARD J. HAWKINS (Richard J. Hawkins)	Director	March 16, 2007

/S/ ROLF H. HENEL (Rolf H. Henel)	Director	March 16, 2007

/S/ JON S. SAXE (Jon S. Saxe)	Director	March 16, 2007

/S/ IRA D. LAWRENCE, M.D. (Ira D. Lawrence. M.D.)	Director	March 16, 2007

/S/ DEAN S. WOODMAN (Dean S. Woodman)	Chairman of Board of Directors	March 16, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

SCICLONE PHARMACEUTICALS, INC.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$82,000	$—	$32,000	$50,000

Year Ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$452,000	$—	$370,000	$82,000

Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$638,000	$—	$186,000	$452,000

INDEX TO EXHIBITS

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(32)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(1)	Bylaws.

4.1(9)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(13)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(13)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(13)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(14)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(14)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(14)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(31)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(3)**	Registrant’s 1991 Stock Plan, together with forms of agreements thereunder.

10.2(2)**	Registrant’s 1992 Stock Plan, together with forms of agreements thereunder.

10.3(5)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.4(5)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.5(17)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended.

10.6(26)**	Registrant’s 2005 Equity Incentive Plan, as amended.

10.7(26)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended.

10.8(2)	Lease, dated September 10, 1991, between the Registrant and Spieker-Singleton68 concerning property, located at 901 Mariners Island Boulevard, San Mateo, California, as amended (the “Spieker Lease”).

10.9(4)	Amendment No. 4 to Spieker Lease, dated October 4, 1994.

10.10(6)	Amendment No. 7 to Spieker Lease, dated November 14, 1995.

Exhibit Number	Description

10.11(8)	Amendment No. 8 to Spieker Lease, dated August 26, 1996.

10.12(13)	Amendment No. 14 to Spieker Lease dated November 21, 2000.

10.13(19) **	Employment Agreement, effective as of February 1, 1996, between the Registrant and Donald R. Sellers.

10.14(19) **	Fifth Amendment of Employment Agreement, effective as of November 30, 2003, between the Registrant and Donald R. Sellers.

10.15(13) **	Change in Control Agreement between the Company and Alfred Rudolph dated as of November 19, 1999.

10.16(13) **	Change in Control Agreement between the Company and Donald R. Sellers dated as of November 19, 1999.

10.17(15) **	Change in Control Agreement between the Company and Richard A. Waldron dated as of April 30, 2001.

10.18(17) **	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

10.19(18) **	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.20(21)*/**	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Donald R. Sellers, dated July 14, 2004.

10.21(7)*	License Agreement effective April 19, 1996 between the Registrant and the National Institute of Health Office of Technology Transfer.

10.22(10)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.23(11)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.24(16)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

10.25(20)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.26(20)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.27(12)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.28(12)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.29(14)*	Registration Rights Agreement by and between the Company and UBS AG, London Branch dated as of February 16, 2001.

10.30(16)*	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica Ld.A. and Aptafin S.p.A. dated as of January 21, 2003.

Exhibit Number	Description

10.31(19)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.32(22)**	Agreement between the Company and Alfred R. Rudolph, dated September 10, 2004.

10.33(22)**	Agreement between the Company and Richard A. Waldron, dated September 10, 2004.

10.34(24)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.35(24)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.36(24)**	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.37(25)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.38(25)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.39(27)**	Amendment to Offer Letter dated as of February 24, 2006 by and between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid including offer letter dated May 21, 2001 between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid as Exhibit A thereto.

10.40(28)**	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.41(28)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.42(28)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.43(28)**	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.44(29)**	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.45(29)**	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.46(30)**	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(33)	Subsidiaries of Registrant.

23.1(33)	Consent of Independent Registered Public Accounting Firm.

24.1(33)	Powers of Attorney. See page 82.

31.1(33)	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2(33)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(33)	Section 1350 Certification of Principal Executive Officer.

32.2(33)	Section 1350 Certification of Principal Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 20, 2000.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2004.

(23)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 20, 2005.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(29)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(33)	Filed herewith.