Form 10-Q
period 2007-03-31
SCICLONE PHARMACEUTICALS INC
filed 2007-05-08
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 46,085,144 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,899,000	$25,615,000
Restricted short-term investments	699,000	698,000
Other short-term investments	16,388,000	16,279,000
Accounts receivable, net of allowance of $50,000 at March 31, 2007 and December 31, 2006	15,899,000	13,277,000
Inventories	3,559,000	3,232,000
Prepaid expenses and other current assets	1,762,000	1,640,000

Total current assets	60,206,000	60,741,000
Property and equipment, net	266,000	297,000
Intangible assets, net	385,000	402,000
Other assets	1,083,000	1,144,000

Total assets	$61,940,000	$62,584,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,183,000	$963,000
Accrued compensation and employee benefits	1,024,000	1,813,000
Accrued professional fees	654,000	754,000
Other accrued expenses	1,739,000	2,487,000
Accrued clinical trials expense	1,444,000	1,803,000
Deferred revenue	5,000	62,000

Total current liabilities	7,049,000	7,882,000
Other long-term liabilities	97,000	68,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,083,749 and 46,001,249 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	46,000	46,000
Additional paid-in capital	213,846,000	213,064,000
Accumulated other comprehensive income	80,000	78,000
Accumulated deficit	(159,178,000)	(158,554,000)

Total stockholders’ equity	54,794,000	54,634,000

Total liabilities and stockholders’ equity	$61,940,000	$62,584,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2007	2006
Product sales	$8,644,000	$7,789,000
Contract revenue	—	90,000

Total revenues	8,644,000	7,879,000
Cost of product sales	1,628,000	1,566,000

Gross margin	7,016,000	6,313,000

Operating expenses:
Research and development	2,423,000	3,829,000
Sales and marketing	3,024,000	2,832,000
General and administrative	2,610,000	2,387,000

Total operating expenses	8,057,000	9,048,000

Loss from operations	(1,041,000)	(2,735,000)
Interest and investment income	453,000	352,000
Interest and investment expense	(10,000)	(41,000)
Other expense, net	(5,000)	—

Loss before provision for income tax	(603,000)	(2,424,000)
Provision for income tax	21,000	—

Net loss	$(624,000)	$(2,424,000)

Basic and diluted net loss per share	$(0.01)	$(0.05)
Weighted average shares used in computing basic and diluted net loss per share	46,073,995	45,891,878

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(624,000)	$(2,424,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to employee stock options	588,000	674,000
Depreciation and amortization	54,000	64,000
Changes in operating assets and liabilities:
Accounts receivable, net	(2,622,000)	(1,619,000)
Inventories	(299,000)	(508,000)
Prepaid expenses and other assets	(61,000)	156,000
Accounts payable and other accrued expenses	472,000	1,531,000
Accrued compensation and employee benefits	(789,000)	(1,130,000)
Accrued clinical trials expenses	(359,000)	203,000
Accrued professional fees	(100,000)	21,000
Deferred revenue	(57,000)	(60,000)
Long-term liabilities	29,000	(68,000)

Net cash used in operating activities	(3,768,000)	(3,160,000)

Investing activities:
Purchases of property and equipment	(6,000)	(11,000)
Sales (purchases) of short-term investments	(108,000)	1,957,000

Net cash (used in) provided by investing activities	(114,000)	1,946,000

Financing activities:
Proceeds from issuances of common stock	166,000	42,000
Repayment of notes payable	—	(1,600,000)

Net cash provided by (used in) financing activities	166,000	(1,558,000)

Net decrease in cash and cash equivalents	(3,716,000)	(2,772,000)
Cash and cash equivalents, beginning of period	25,615,000	25,845,000

Cash and cash equivalents, end of period	$21,899,000	$23,073,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) was reincorporated in the State of Delaware on July 18, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2006 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2006 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

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

Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on the balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive common shares from stock options are excluded, as their effect is antidilutive. For the three months ended March 31, 2007 and 2006, approximately 7,115,104 and 6,862,819 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The implementation of FIN 48 had no material impact on the Company’s consolidated financial statements. As of January 1, 2007 and March 31, 2007, the Company had no unrecognized tax benefits. The Company’s policy is to recognize accrued interest and penalties for unrecognized tax benefits as a component of tax expense. For the three months ended March 2007 and 2006, there were no interest or penalties included as a component of tax expense for unrecognized tax benefits.

The tax years 1996-2005 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not yet filed its 2006 returns.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS No. 157 will have on its results of operations and financial position.

2.	Marketable Securities

The following is a summary of available-for-sale and held-to-maturity securities at March 31, 2007 and December 31, 2006:

	Available-For-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
March 31, 2007:
Certificates of deposit	$845,000	$—	$845,000
Short-term municipal securities	5,600,000	—	5,600,000
Corporate equity securities	51,000	80,000	131,000

	$6,496,000	$80,000	$6,576,000

December 31, 2006:
Certificates of deposit	$845,000	$—	$845,000
Short-term municipal securities	5,600,000	—	5,600,000
Corporate equity securities	51,000	78,000	129,000

	$6,496,000	$78,000	$6,574,000

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
March 31, 2007:
U.S. Treasury securities	$10,511,000	$—	$10,511,000
December 31, 2006:
U.S. Treasury securities	$10,403,000	$—	$10,403,000

As of March 31, 2007, there was $699,000 in restricted short-term investments and $5,877,000 in other short-term investments held in available-for-sale securities. As of December 31, 2006, there was $698,000 in restricted short-term investments and $5,876,000 in other short-term investments held in available-for-sale securities. As of March 31, 2007 and December 31, 2006, the certificates of deposit had maturities of 12 months or less. The short-term municipals are auction rate securities which are highly rated, highly liquid and their interest rate is reset at auction every 30 days. The Company’s interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

As of March 31, 2007 and December 31, 2006, there was $10,511,000 and $10,403,000, respectively, in other short-term investments classified as held-to-maturity securities. These securities are U. S. Treasury bills which will mature in May, June and August 2007. The fair market value of the investments approximated their cost at March 31, 2007 and December 31, 2006, respectively.

3.	Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$1,569,000	$573,000
Work in progress	1,503,000	1,239,000
Finished goods	487,000	1,420,000

	$3,559,000	$3,232,000

4.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	March 31, 2007	December 31, 2006
Prepaid insurance	$441,000	$623,000
Prepaid rent	110,000	110,000
Prepaid clinical expenses	119,000	13,000
Value added tax receivable	682,000	452,000
Other prepaid expenses	410,000	442,000

	$1,762,000	$1,640,000

5.	Intangible Assets

Intangible assets include the following:

	March 31, 2007	December 31, 2006
Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(2,071,000)	(2,054,000)

	$385,000	$402,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis over a period of 14 years. Amortization expenses for each of the three-month periods ended March 31, 2007 and 2006 was $17,500. For the years ending December 31, 2007 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

6.	Contract Revenue

In January 2002 and December 2006, the Company received $2,685,000 and $50,000, respectively, from its European partner, Sigma-Tau, under the terms of its collaborative agreement announced in late December 2001. This revenue was recognized as contract revenue over the course of the ZADAXIN HCV U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under the Company’s contract with Sigma-Tau.

7.	Accrued Expenses

The following is a summary of other accrued expenses at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Accrued royalties	$586,000	$529,000
Accrued pre-clinical trial expenses	172,000	232,000
Accrued annual reports expense	34,000	65,000
Accrued sales and marketing expenses	435,000	390,000
Accrued manufacturing costs	4,000	478,000
Other	508,000	793,000

	$1,739,000	$2,487,000

8.	Other Long-term Liabilities

Other long-term liabilities consisted of $97,000 and $68,000 of accrued compensation and employee benefits at March 31, 2007 and December 31, 2006, respectively.

9.	Shareholders’ Equity

Stock Award Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the options expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years. Certain options granted under the Plans vest over shorter periods.

The following table summarizes stock option activity during the three-month period ended March 31, 2007 under all option plans:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2006	2,336,250	7,388,760	$4.20
Options cancelled	628,376	(628,376)	$5.36
Options granted	(969,000)	969,000	$2.69
Options exercised	—	(82,500)	$2.01
Plan shares expired	(505,834)	—	—

Balance at March 31, 2007	1,489,792	7,646,884	$3.94	7.00	$1,030,000

Vested and expected to vest after March 31, 2007		7,194,150	$4.02	6.87
Exercisable at March 31, 2007		4,426,024	$4.76	5.47	$492,000

The aggregate intrinsic value in the table above represents the value of the Company’s closing stock price on the last trading day of the fiscal quarter ended March 31, 2007, in excess of the exercise price, multiplied by the number of options outstanding or exercisable. The total intrinsic value of options at time of exercise was approximately $80,000 for the three months ended March 31, 2007. There were no options exercised during the three months ended March 31, 2006.

Stock Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) using the modified-prospective transition method. Under this method, compensation cost associated with stock options includes 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes option valuation model and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

The fair value of each stock award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercises and terminations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of the Company’s stock. The expected dividend assumption is based on the Company’s history and expectations of no dividend payouts.

	Three Months Ended March 31,
Stock Option Plan	2007	2006
Weighted-average fair value of stock options granted	$1.61	$1.46
Risk-free interest rate	4.65%	5.02%
Dividend yield	0.00%	0.00%
Volatility factor of the expected market price of our common stock	70.65%	73.79%
Weighted-average expected life of option (years)	4.64	4.09

The total compensation cost capitalized in inventory was approximately $28,000 and $29,000 in the three months ended March 31, 2007 and 2006, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets including its net operating loss carryforwards.

As of March 31, 2007, unamortized compensation expense related to unvested options was approximately $4,741,000. The weighted average period over which compensation expense related to these options will be recognized is 2.17 years.

The estimated fair value of shares vested for the three months ended March 31, 2007 and 2006 was $663,000 and $866,000, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) under which substantially all employees may purchase common stock through payroll deductions. Prior to January 31, 2006, under the terms of the ESPP, employees could choose to have up to 15% of their salary withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the lower of the fair market value as of the first and last trading day of each quarterly participation period. In January 2006, the Board of Directors amended the ESPP to provide that, for each Offering Period commencing after January 31, 2006, the purchase price of the stock shall be equal to 95% of the fair market value of a share of the Company’s Common Stock on the Purchase Date (or such other amount as may be established by the Board). Since January 31, 2006, the ESPP has been treated as a non-compensatory plan under FAS 123R; therefore, no fair value calculation was performed for purchases subsequent to that date. As of March 31, 2007, 282,519 shares were reserved or future issuance under the ESPP.

The fair value of each stock award was estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table.

	Three Months Ended March 31,
Employee Stock Purchase Plan	2007	2006
Weighted-average fair value of employee stock purchase plan purchases	$—	$0.84
Risk-free interest rate	—	3.17%
Dividend yield	—	0.00%
Volatility factor of the expected market price of our common stock	—	60.59%
Weighted-average expected life (years)	—	0.75

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on the Company’s available-for-sale securities. For the three-month periods ended March 31, 2007 and 2006, the Company’s total comprehensive loss amounted to ($622,000) and ($2,421,000), respectively.

10.	Subsequent Event

On April 26, 2007, the Company announced that it had acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect Gmbh, the Company will pay approximately $1,700,000 in up front fees, a $1,300,000 milestone payment upon initiation of a phase 2 clinical trial, post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales to Avantogen and RESprotect. The Company intends to initially develop RP101 for the treatment of pancreatic cancer in a combination therapy with gemcitabine, the standard of care for pancreatic cancer therapy.

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

Overview

We are a biopharmaceutical company engaged in the development and commercialization of novel therapeutics to treat life-threatening diseases. Our strategy is to in-license products in the areas of cancer and viral infectious diseases, and to develop them for commercialization in the major pharmaceutical markets with a particular focus on China, one of the world’s fastest growing pharmaceutical markets. ZADAXIN, our brand of thymalfasin, is one of the largest selling imported drugs in China today, and currently is in late-stage clinical development in Europe for the treatment of malignant melanoma and hepatitis C virus (HCV). We expect our proprietary compound SCV-07 will enter phase 2 clinical development for viral infectious disease in the second quarter of 2007. We also submitted a regulatory application to the Chinese State Food and Drug Administration (SFDA) in December 2006 related to our June 2006 in-licensing of the Chinese marketing rights to DC Bead™, a product for the treatment of liver cancer, or hepatocellular carcinoma (HCC).

On April 26, 2007, we announced that we had acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect Gmbh, we will pay approximately $1,700,000 in up front fees, a $1,300,000 milestone payment upon initiation of a phase 2 clinical trial, post phase 3 success-based regulatory and commercial payments up to $22,000,000, and royalties on future sales to Avantogen and RESprotect. We intend to initially develop RP101 for the treatment of pancreatic cancer in a combination therapy with gemcitabine, the standard of care for pancreatic cancer therapy.

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

From commencement of operations through March 31, 2007, we have an accumulated deficit of approximately $159,000,000. At least over the next few years, we expect net losses due to increased operating expenses as we expand our research and development and clinical testing efforts and our sales and marketing capabilities. Our ability to achieve and sustain operating profitability is dependent on expansion of sales of ZADAXIN and securing regulatory approval for DC Bead in China and the execution and successful completion of ZADAXIN, SCV-07, and RP101 clinical trials and securing regulatory approvals for these products in the major pharmaceutical markets of the United States, Europe and Japan. If regulatory approval is secured in those territories, our ability to achieve and sustain operating profitability will depend on the successful commercialization and marketing of these products. Clinical development involves numerous risks and uncertainties and, in addition to our successes, we have experienced setbacks in clinical development in the past. In particular, in December 2005 and June 2006, we reported results from the first of our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. In addition, other factors may also impact our ability to achieve and sustain operating profitability, including the pricing of ZADAXIN and its manufacturing and marketing costs, our ability to compete in pharmaceutical markets, the cost of product development and commercialization programs including SCV-07, DC Bead, and RP101, the timing and costs of acquiring rights to additional drugs, our ability to fund our operations and the entrance into and extension of agreements for product development and commercialization, where appropriate.

We expect net sales to increase in 2007 due to increased sales to China. Primarily due to the level of research and development activities and other operations, we expect a net loss and a reduction in cash, cash equivalents and short-term investments for 2007.

Our operating results may fluctuate from quarter to quarter and these fluctuations may be substantial as a result of, among other factors, the number, timing, costs and results of preclinical and clinical trials of our products, market acceptance of ZADAXIN, SCV-07, DC Bead, and RP101, and the timing of orders for our products from international markets, particularly China, the regulatory approval process, the timing of FDA or international regulatory approvals, and the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Total Revenues

Product sales were $8,644,000 for the three-month period ended March 31, 2007, as compared to $7,789,000 for the corresponding period in 2006. All product sales in each period were derived from sales of ZADAXIN. The increase was attributable to a higher volume of product sold as prices have remained stable between the 2007 and 2006 periods. Sales to customers in China are denominated in U.S. dollars and accounted for approximately 92% of product sales for the three-month periods ended March 31, 2007 and 2006.

For the three-month period ended March 31, 2007, sales to three importing agents in China accounted for approximately 57%, 22% and 12% of our product sales. For the three-month period ended March 31, 2006, sales to two importing agents in China accounted for approximately 73% and 19% of our product sales. The two largest customers were the same importing agents in each of these periods.

We recognized $90,000 of contract revenue for the three-month period ended March 31, 2006, in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue was recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under our contract with Sigma-Tau.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 81% for the three-month period ended March 31, 2007, as compared to 80% for the corresponding period in 2006. We expect cost of product sales, and hence gross margin on product sales, to vary slightly from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and Development

Research and development expenses were $2,423,000 for the three-month period ended March 31, 2007, as compared to $3,829,000 for the corresponding period in 2006. The lower level of research and development expenses was primarily due to a decrease of approximately $763,000 related to clinical trial expenses, a decrease of approximately $369,000 in compensation and benefits, a decrease of approximately $184,000 in stock based compensation expense, and a decrease of approximately $74,000 in dues and subscription expenses. These decreases primarily relate to the conclusion of our US hepatitis C clinical trials in mid-year 2006 and the reduction of related expenses in subsequent periods. The initiation and continuation of our clinical development programs has had, and will continue to have, a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular quarter for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our future costs through the fourth quarter of 2007 relating to research and development will be approximately $17,000,000 including upfront costs of approximately $1,700,000 for the acquisition of RP101 rights, a $1,300,000 milestone payment upon initiation of the RP101 phase 2 clinical trial, and other RP101 development costs. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $3,024,000 for the three-month period ended March 31, 2007, as compared to $2,832,000 for the corresponding period in 2006. The higher level of sales and marketing expenses was primarily due to an increase in compensation and travel expenses related to headcount growth and our expanding marketing efforts. We expect that our future sales and marketing expenses through the fourth quarter of 2007 will be approximately $10,000,000 and that sales and marketing expenses will continue to increase in the next several years if we are successful in expanding our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $2,610,000 for the three-month period ended March 31, 2007, as compared to $2,387,000 for the corresponding period in 2006. The higher levels of general and administrative expenses were primarily due to increased bonus expense of approximately $170,000 and increased stock-based compensation expense of $75,000, both related to our chief executive officer’s employment agreements. We expect that our future general and administrative expenses will be approximately $8,000,000 through the fourth quarter of 2007, although these expenses may vary from quarter to quarter.

Interest and Investment Income and Expense

Interest and investment income was approximately $453,000 for the three-month period ended March 31, 2007, as compared to $352,000 for the corresponding period in 2006. The increase was primarily due to cash balances earning interest at higher rates in the 2007 period. Interest and investment expense was $10,000 for the three-month period ended March 31, 2007 as compared to $41,000 for the corresponding period in 2006. The decrease in interest and investment expense is attributable to $1,600,000 as full repayment of a note payable in March 2006.

Liquidity and Capital Resources

On March 31, 2007 and December 31, 2006, we had $38,986,000 and $42,592,000, respectively, in cash, cash equivalents and short-term investments including $699,000 and $698,000, respectively, of restricted short-term investments. Based on our recent acquisition of the exclusive United States and Canadian rights to RP101 and expected further net loss, we currently estimate cash, cash equivalents and short-term investments at December 31, 2007 will be approximately $26,000,000.

The short-term investments consist primarily of U.S. Treasury securities and highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by a certificate of deposit. On March 31, 2007, the letters of credit totaled $699,000 and were comprised of $633,000 under our lease agreement and $66,000 to facilitate our value added tax filings in Europe.

Net cash used in operating activities amounted to $3,768,000 for the three-month period ended March 31, 2007 as compared to net cash used in operating activities in the amount of $3,160,000 in the corresponding period in 2006. The change in the 2007 period was primarily due to a decrease in liabilities payable related to operating activities and an increase in accounts receivable, only partially offset by a decrease in the net loss incurred.

Net cash used in our investing activities amounted to $114,000 for the three-month period ended March 31, 2007, as compared to net cash provided by us in investing activities in the amount of $1,946,000 for the corresponding period in 2006. The change in the 2007 period was primarily due to a decrease in proceeds from the sale of marketable securities as compared to the prior period.

Net cash provided by financing activities amounted to $166,000 for the three-month period ended March 31, 2007 and consisted of proceeds from issuance of common stock under our employee stock option plan. Net cash used in financing activities amounted to $1,558,000 for the three-month period ended March 31, 2006 and consisted of the repayment of a $1,600,000 convertible note partially offset by proceeds from issuance of common stock of approximately $42,000 under our employee stock purchase plan.

Our existing capital resources and funds from product sales are sufficient to finance our operations for the immediate future but are not sufficient to complete our current plans to conduct and complete clinical trials with RP101, SCV-07 and ZADAXIN, and, if we proceed with all the development efforts we are planning, we would need to raise additional financing. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business. We cannot assure you that funds from financings will be sufficient to complete our current plans to conduct and complete clinical trials. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of, and the amount of any investment in, complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, for existing or newly acquired programs, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and the condition of the capital markets and the availability of financing for SciClone in particular.

Contractual Obligations

There were no material changes in the three-month period ended March 31, 2007 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three-month period ended March 31, 2007.

Risk Factors

You should carefully consider the risks described below, in addition to the other information in this report on Form 10-Q and our report on Form 10-K for the year ended December 31, 2006, before making an investment decision. Each of these risk factors could adversely affect our business, financial condition, and operating results as well as adversely affect the value of an investment in our common stock.

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For each of the three-month periods ended March 31, 2007 and 2006, approximately 92% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy. In China, ZADAXIN is approved only for the treatment of hepatitis B virus (HBV), and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in increasing quantities. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated drug interactions that may significantly decrease the likelihood of regulatory approval. The results of the Mexican triple therapy pilot trial using ZADAXIN to treat HCV do not necessarily predict that the phase 3 clinical trial using ZADAXIN as part of a triple therapy to treat HCV will be successful. The results of this trial may be different, or not statistically significant. Similarly, the interim results of our ZADAXIN phase 2 melanoma clinical trial does not necessarily predict clinical or commercial success. SCV-07 pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidates may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; patient drop out rates in the HCV clinical trial may be higher than anticipated due to significant side effects associated with interferon alpha and ribavirin; the United States Food and Drug Administration (FDA), its European equivalent EMEA or the Chinese State Food and Drug Administration (SFDA) may not approve our products for commercialization or may require additional clinical trial data prior to approving our products.

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; to date during 2007, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier recently has remedied the production problems and has been able to produce our product at targeted yields and costs. Although there have been production problems, currently we have inventory for the next two quarters. We now believe that the recent production problems have been remedied, however if we suffer future production problems they may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials. Any recall of the manufacturing lots or similar action regarding the pegylated interferon alpha used in our clinical trials could detract from the integrity of the trial data and its potential use in future regulatory filings.

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

In December 2005 and June 2006, we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results may have made Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and take longer than planned. Enrollment of the 553 patients in this trial was completed in December 2006. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts did not prevent us from completing our U.S. phase 3 HCV clinical trials. However, dropouts may affect the final results of the European phase 3 HCV triple therapy combination trial.

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

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to ZADAXIN have expired, including composition of matter patents, we have rights to other patents and patent applications relating to ZADAXIN and ZADAXIN analogues, including method of use patents with respect to the use of ZADAXIN for certain indications. Additionally, we have received Orphan Drug designation in the United States for thymosin alpha 1 (thymalfasin), the chemical composition of ZADAXIN, for the treatment of stage IIb through stage IV malignant melanoma. If other parties develop generic forms of ZADAXIN for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of ZADAXIN. If other parties develop analogues or derivatives of ZADAXIN, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

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

We reported net loss of $624,000 for the three months ended March 31, 2007. In addition, we have experienced significant operating losses in the past, and as of March 31, 2007, we had an accumulated deficit of approximately $159 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of March 31, 2007, one director has adopted such a plan, and other directors or officers may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

New accounting pronouncements may impact our financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R’s fair value method is having a significant impact on our results of operations, although it has had no impact on our cash or overall financial position. For the three months ended March 31, 2007, we recognized $588,000 of stock-based compensation expense relating to the adoption of FAS 123R.

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

There have been no material changes to our exposures related to market risk as stated in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Controls

There has been no significant change in our internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The only material changes in our risk factors from those previously disclosed in our Form 10-K for the year ended December 31, 2006, were as follows:

•	We modified our risk factor regarding clinical trial results, the first paragraph of which now reads in full as follows:

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

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated drug interactions that may significantly decrease the likelihood of regulatory approval. The results of the Mexican triple therapy pilot trial using ZADAXIN to treat HCV do not necessarily predict that the phase 3 clinical trial using ZADAXIN as part of a triple therapy to treat HCV will be successful. The results of this trial may be different, or not statistically significant. Similarly, the interim results of our ZADAXIN phase 2 melanoma clinical trial does not necessarily predict clinical or commercial success. SCV-07 pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

•	We modified our risk factor regarding our reliance on third parties, which now reads in full as follows:

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; to date during 2007, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier recently has remedied the production problems and has been able to produce our product at targeted yields and costs. Although there have been production problems currently we have inventory for the next two quarters. We now believe that the recent production problems have been remedied, however if we suffer future production problems they may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials. Any recall of the manufacturing lots or similar action regarding the pegylated interferon alpha used in our clinical trials could detract from the integrity of the trial data and its potential use in future regulatory filings.

•	We modified our risk factor regarding operating losses, which now reads in full as follows:

We have a history of operating losses and an accumulated deficit. We expect to incur losses in the near term and may not be profitable in the future.

We reported net loss of $624,000 for the three months ended March 31, 2007. In addition, we have experienced significant operating losses in the past, and as of March 31, 2007, we had an accumulated deficit of approximately $159 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

•	We modified our risk factor regarding internal controls, which now reads in full as follows:

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Item 6.	Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2 (12)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(13)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.

10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.

10.8(8)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(8)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.10(9)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.11(9)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(9)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(9)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(10)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(10)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(11)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

31.1(14)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(14)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(14)	Section 1350 Certification of Chief Executive Officer.

32.2(14)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: May 8, 2007	/s/ Richard A. Waldron
Richard A. Waldron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3(i).1(1)	Amended and Restated Certificate of Incorporation

3(ii).1(1)	Bylaws

3(i).2 (12)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch

4.9(13)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005

10.6(7)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005

10.7(7)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005

10.8(8)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid

10.9(8)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid

Exhibit Number	Exhibit
10.10(9)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006

10.11(9)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

10.12(9)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

10.13(9)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006

10.14(10)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006

10.15(10)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006

10.16(11)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph M.D., executed as of November 20, 2006

31.1(14)	Rule 13a-14(a) Certification of Chief Executive Officer

31.2(14)	Rule 13a-14(a) Certification of Chief Financial Officer

32.1(14)	Section 1350 Certification of Chief Executive Officer

32.2(14)	Section 1350 Certification of Chief Financial Officer

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(14)	Filed herewith.