Form 10-Q
period 2007-06-30
SCICLONE PHARMACEUTICALS INC
filed 2007-08-08
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 46,114,562 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,385,000	$25,615,000
Restricted short-term investments	700,000	698,000
Other short-term investments	9,396,000	16,279,000
Accounts receivable, net of allowance of $15,000 at June 30, 2007 and $50,000 at December 31, 2006	13,353,000	13,277,000
Inventories	4,504,000	3,232,000
Prepaid expenses and other current assets	2,332,000	1,640,000

Total current assets	57,670,000	60,741,000
Property and equipment, net	239,000	297,000
Intangible assets, net	367,000	402,000
Other assets	1,088,000	1,144,000

Total assets	$59,364,000	$62,584,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,000,000	$963,000
Accrued compensation and employee benefits	1,206,000	1,813,000
Accrued professional fees	995,000	754,000
Other accrued expenses	1,780,000	2,487,000
Accrued clinical trials expense	1,436,000	1,803,000
Deferred revenue	36,000	62,000

Total current liabilities	6,453,000	7,882,000
Long-term liabilities	126,000	68,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,114,562 and 46,001,249 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	46,000	46,000
Additional paid-in capital	214,497,000	213,064,000
Accumulated other comprehensive income	77,000	78,000
Accumulated deficit	(161,835,000)	(158,554,000)

Total stockholders’ equity	52,785,000	54,634,000

Total liabilities and stockholders’ equity	$59,364,000	$62,584,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product sales	$8,955,000	$7,910,000	$17,599,000	$15,699,000
Contract revenue	—	54,000	—	144,000

Total revenues	8,955,000	7,964,000	17,599,000	15,843,000
Cost of product sales	1,687,000	1,373,000	3,315,000	2,939,000

Gross margin	7,268,000	6,591,000	14,284,000	12,904,000

Operating expenses:
Research and development	4,712,000	3,901,000	7,135,000	7,730,000
Sales and marketing	3,139,000	2,843,000	6,163,000	5,675,000
General and administrative	2,444,000	2,294,000	5,054,000	4,681,000

Total operating expenses	10,295,000	9,038,000	18,352,000	18,086,000

Loss from operations	(3,027,000)	(2,447,000)	(4,068,000)	(5,182,000)
Interest and investment income	419,000	446,000	873,000	798,000
Interest and investment expense	(10,000)	(22,000)	(20,000)	(63,000)
Other (expense) income, net(1)	(11,000)	7,983,000	(17,000)	7,983,000

(Loss) income before provision for income tax	(2,629,000)	5,960,000	(3,232,000)	3,536,000
Provision for income tax	28,000	—	49,000	—

Net (loss) income	$(2,657,000)	$5,960,000	$(3,281,000)	$3,536,000

(Loss) earnings per share:
Basic net (loss) income per share	$(0.06)	$0.13	$(0.07)	$0.08
Diluted net (loss) income per share	$(0.06)	$0.13	$(0.07)	$0.08
Weighted average shares used in computing:
Basic net (loss) income per share	46,093,452	45,899,646	46,083,777	45,895,784
Diluted net (loss) income per share	46,093,452	46,090,981	46,083,777	46,076,921

(1)	For the three and six-month periods ended June 30, 2006, other income included $8,000,000 from the settlement of a clinical trial dispute.

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net (loss) income	$(3,281,000)	$3,536,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash expense related to employee stock options	1,158,000	1,231,000
Loss from disposal of property and equipment	—	1,000
Depreciation and amortization	109,000	118,000
Changes in operating assets and liabilities:
Accounts receivable, net	(76,000)	(779,000)
Inventories	(1,222,000)	101,000
Prepaid expenses and other assets	(636,000)	249,000
Accounts payable and other accrued expenses	(670,000)	(212,000)
Accrued compensation and employee benefits	(607,000)	(829,000)
Accrued clinical trials expenses	(367,000)	(111,000)
Accrued professional fees	241,000	301,000
Deferred revenue	(26,000)	(150,000)
Long-term liabilities	58,000	(58,000)

Net cash (used in) provided by operating activities	(5,319,000)	3,398,000

Investing activities:
Purchases of property and equipment	(16,000)	(26,000)
Purchases of short-term investments	(7,023,000)	(12,896,000)
Proceeds from maturities of short-term investments	13,903,000	12,735,000

Net cash provided by (used in) investing activities	6,864,000	(187,000)

Financing activities:
Proceeds from issuances of common stock	225,000	44,000
Repayment of notes payable	—	(1,600,000)

Net cash provided by (used in) financing activities	225,000	(1,556,000)

Net increase in cash and cash equivalents	1,770,000	1,655,000
Cash and cash equivalents, beginning of period	25,615,000	25,845,000

Cash and cash equivalents, end of period	$27,385,000	$27,500,000

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

Net (Loss) Income Per Share

Basic net (loss) income per share has been computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net (loss) income per share includes any dilutive impact from stock options outstanding using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net (loss) income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(2,657,000)	$5,960,000	$(3,281,000)	$3,536,000

Denominator:
Weighted-average shares outstanding used to compute basic (loss) earnings per share	46,093,452	45,899,646	46,083,777	45,895,784
Effect of dilutive stock options	—	191,335	—	181,137

Weighted-average shares outstanding and dilutive stock options used to compute diluted (loss) earnings per share	46,093,452	46,090,981	46,083,777	46,076,921

For the three months ended June 30, 2007 and 2006, approximately 7,498,055 and 6,820,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2007 and 2006, approximately 7,307,637 and 6,568,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The implementation of FIN 48 had no material impact on the Company’s consolidated financial statements. From January 1, 2007 through June 30, 2007, the Company had no unrecognized tax benefits. The Company’s policy is to recognize accrued interest and penalties for unrecognized tax benefits as a component of tax expense. For the three and six-month periods ended June 30, 2007 and 2006, there were no interest or penalties included as a component of tax expense for unrecognized tax benefits.

The tax years 1996-2005 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not yet filed its 2006 returns.

In July 2007, FASB released Emerging Issues Task Force Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities”. In accordance with EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently assessing the impact that EITF 07-3 will have on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, on its results of operations and financial position.

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

2.	Marketable Securities

The following is a summary of available-for-sale and held-to-maturity securities at June 30, 2007 and December 31, 2006:

	Available-For-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
June 30, 2007:
Certificates of deposit	$845,000	$—	$845,000
Short-term municipal securities	2,800,000	—	2,800,000
Corporate equity securities	51,000	77,000	128,000

	$3,696,000	$77,000	$3,773,000

December 31, 2006:
Certificates of deposit	$845,000	$—	$845,000
Short-term municipal securities	5,600,000	—	5,600,000
Corporate equity securities	51,000	78,000	129,000

	$6,496,000	$78,000	$6,574,000

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
June 30, 2007:
U.S. Treasury securities	$6,323,000	$—	$6,323,000
December 31, 2006:
U.S. Treasury securities	$10,403,000	$—	$10,403,000

As of June 30, 2007, there was $700,000 in restricted short-term investments and $3,073,000 in other short-term investments held in available-for-sale securities. As of December 31, 2006, there was $698,000 in restricted short-term investments and $5,876,000 in other short-term investments held in available-for-sale securities. As of June 30, 2007 and December 31, 2006, the certificates of deposit had maturities of 12 months or less. The short-term municipals are auction rate securities which are highly rated, highly liquid and their interest rate is reset at auction every 30 days. The Company’s interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

As of June 30, 2007 and December 31, 2006, there was $6,323,000 and $10,403,000, respectively, in other short-term investments classified as held-to-maturity securities. These securities are U. S. Treasury bills which will mature in August, November and December 2007. The fair market value of the investments approximated their cost at June 30, 2007 and December 31, 2006, respectively.

3.	Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$2,270,000	$573,000
Work in progress	1,134,000	1,239,000
Finished goods	1,100,000	1,420,000

	$4,504,000	$3,232,000

4.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	June 30, 2007	December 31, 2006
Prepaid insurance	$253,000	$623,000
Prepaid rent	175,000	110,000
Prepaid clinical expenses	658,000	13,000
Value added tax receivable	930,000	452,000
Other prepaid expenses	316,000	442,000

	$2,332,000	$1,640,000

5.	Intangible Assets

Intangible assets include the following:

	June 30, 2007	December 31, 2006
Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(2,089,000)	(2,054,000)

	$367,000	$402,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis over a period of 14 years. Amortization expenses for each of the three-month periods ended June 30, 2007 and 2006 was $17,500 and for each of the six-month periods ended June 30, 2007 and 2006 was $35,000. For the years ending December 31, 2007 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the earliest granted European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

6.	Contract Revenue

In January 2002 and December 2006, the Company received $2,685,000 and $50,000, respectively, from its European partner, Sigma-Tau, under the terms of its collaborative agreement announced in late December 2001. This revenue was recognized as contract revenue over the course of the ZADAXIN hepatitis C virus (“HCV”) U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under the Company’s contract with Sigma-Tau.

7.	Accrued Expenses

The following is a summary of other accrued expenses at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Accrued royalties	$641,000	$529,000
Accrued pre-clinical trial expenses	140,000	232,000
Accrued annual reports expense	50,000	65,000
Accrued sales and marketing expenses	430,000	390,000
Accrued manufacturing costs	60,000	478,000
Other	459,000	793,000

	$1,780,000	$2,487,000

8.	Long-term Liabilities

Long-term liabilities consisted of $126,000 and $68,000 of accrued compensation and employee benefits at June 30, 2007 and December 31, 2006, respectively.

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

The following table summarizes stock option activity during the six-month period ended June 30, 2007 under all option plans:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2007	2,336,250	7,388,760	$4.20
Options cancelled	1,061,360	(1,061,360)	$5.40
Options granted	(1,169,000)	1,169,000	$2.68
Options exercised	—	(113,313)	$1.99
Plan shares expired	(821,485)	—	—

Balance at June 30, 2007	1,407,125	7,383,087	$3.82	6.93	$356,350

Vested and expected to vest after June 30, 2007		6,890,539	$3.91	6.79	$347,633
Exercisable at June 30, 2007		4,297,762	$4.58	5.48	$285,361

The aggregate intrinsic value in the table above represents the value of the Company’s closing stock price on the last trading day of the fiscal quarter ended June 30, 2007, in excess of the exercise price, multiplied by the number of options outstanding, vested and expected to vest after June 30, 2007, and exercisable. The total intrinsic value of options at time of exercise was approximately $32,000 and $112,000 for the three and six-months ended June 30, 2007, respectively. There were no options exercised during the three and six months ended June 30, 2006.

Stock Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”) using the modified-prospective transition method. Under this method, compensation cost associated with stock options includes 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes option valuation model and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

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

Stock Option Plan	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average fair value of stock options granted	$1.54	$1.46	$1.60	$1.37
Risk-free interest rate	4.76%	5.02%	4.71%	4.73%
Dividend yield	—	—	—	—
Volatility factor of the expected market price of our common stock	67.98%	73.79%	69.32%	73.27%
Weighted-average expected life of option (years)	4.64	4.09	4.64	3.85

The total compensation cost capitalized in inventory was approximately $22,000 and $27,000 in the three months ended June 30, 2007 and 2006, respectively. The total compensation cost capitalized in inventory was approximately $50,000 and $56,000 in the six months ended June 30, 2007 and 2006, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets including its net operating loss carryforwards.

As of June 30, 2007, unamortized compensation expense related to unvested options was approximately $4,406,000. The weighted average period over which compensation expense related to these options will be recognized is 3.57 years.

The estimated fair value of shares vested for the three months ended June 30, 2007 and 2006 was $381,000 and $657,000, respectively. The estimated fair value of shares vested for the six months ended June 30, 2007 and 2006 was $1,044,000 and $1,523,000, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) under which substantially all employees may purchase common stock through payroll deductions. Prior to January 31, 2006, under the terms of the ESPP, employees could choose to have up to 15% of their salary withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the lower of the fair market value as of the first and last trading day of each quarterly participation period. In January 2006, the Board of Directors amended the ESPP to provide that, for each Offering Period commencing after January 31, 2006, the purchase price of the stock shall be equal to 95% of the fair market value of a share of the Company’s Common Stock on the Purchase Date (or such other amount as may be established by the Board). Since January 31, 2006, the ESPP has been treated as a non-compensatory plan under FAS 123R; therefore, no fair value calculation was performed for purchases subsequent to that date. As of June 30, 2007, 282,519 shares were reserved for future issuance under the ESPP.

The fair value of each stock award was estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table.

Employee Stock Purchase Plan	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average fair value of employee stock purchase plan purchase	$—	$—	$—	$0.84
Risk-free interest rate	—	—	—	3.17%
Dividend yield	—	—	—	—
Volatility factor of the expected market price of our common stock	—	—	—	60.59%
Weighted-average expected life (years)	—	—	—	0.75

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income (loss). Other comprehensive (loss) income includes net unrealized gains and losses on the Company’s available-for-sale securities. For the three-month periods ended June 30, 2007 and 2006, the Company’s total comprehensive (loss) income amounted to ($2,660,000) and $5,975,000, respectively. For the six-month periods ended June 30, 2007 and 2006, the Company’s total comprehensive (loss) income amounted to ($3,282,000) and $3,554,000, respectively.

10.	Other Income

On April 3, 2006, the Company announced the resolution of its dispute with Schering Plough KK (“SPKK”) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000 on April 18, 2006 which was recorded as income in the second quarter of 2006.

11.	Commitments

On April 26, 2007, the Company announced that it had acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH (“RESprotect”), the Company will pay a $1,300,000 milestone payment upon initiation of a phase 2 clinical trial, post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales. The Company intends to initially develop RP101 for the treatment of pancreatic cancer in a combination therapy with gemcitabine, the standard of care for pancreatic cancer therapy, and has entered into an agreement with Pharmaceuticals Research Associates, Inc. (“PRA”) to assume the terms of a certain agreement for Clinical Trials Management Services, for a randomized, double blind, placebo controlled, Phase II study evaluating the efficacy and safety of RP101, previously entered into by and between Avantogen Oncology, Inc. and PRA. The estimated cost of PRA’s management services and pass-through costs is $7,100,000 and $3,100,000, respectively, of which $744,000 had been paid to PRA by the Company as of June 30, 2007. The Company has also entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, the Company and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. The Company’s share of the scale-up costs is estimated to be €1,448,000 through June 2010.

In May 2007, the Company entered into a non-cancelable operating lease agreement for its main office facility to lease space from July 1, 2007 through June 30, 2014. The lease requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad and equipment under non-cancelable lease agreements. Minimum future rental payments under facility and equipment operating leases agreements as of June 30, 2007, amount to a total of $4,582,000 which consists of $419,000 remaining in 2007, $802,000 in 2008, $647,000 in 2009, $572,000 in 2010, $595,000 in 2011, $608,000 in 2012, and $939,000 thereafter.

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

Overview

We are a biopharmaceutical company engaged in the development and commercialization of novel therapeutics to treat life-threatening diseases. Our strategy is to in-license products in the areas of cancer and viral infectious diseases, and to develop them for commercialization in the major pharmaceutical markets with a particular focus on China, one of the world’s fastest growing pharmaceutical markets. ZADAXIN, our brand of thymalfasin, is one of the largest selling imported drugs in China today, and currently is in late-stage clinical development in Europe for the treatment of malignant melanoma and hepatitis C virus (HCV). Our proprietary compound SCV-07 entered phase 2 clinical development for viral infectious disease in June 2007. We also submitted a regulatory application to the Chinese State Food and Drug Administration (SFDA) in December 2006 related to DC Bead™, a product for the treatment of liver cancer, or hepatocellular carcinoma (HCC), for which we obtained Chinese marketing rights in June 2006.

On April 26, 2007, we announced that we had acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH, we paid approximately $1,700,000 in up front fees, and will pay a $1,300,000 milestone payment upon initiation of a phase 2 clinical trial, post phase 3 success-based regulatory and commercial payments up to $22,000,000, and royalties on future sales. We expect to initiate phase 2 clinical development for RP101 in the fourth quarter of 2007. We intend to initially develop RP101 for the treatment of pancreatic cancer in a combination therapy with gemcitabine, the standard of care for pancreatic cancer therapy.

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

Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) hepatitis C clinical trial in Europe and enrollment for this trial was completed in December 2006. In June 2007, we reported positive survival data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV malignant melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy tripled the overall response rate and extended overall survival by nearly 3 months compared to malignant melanoma patients treated with DTIC, the current standard of care, and interferon alpha. In collaboration with Sigma-Tau, we intend to approach the United States Federal Food and Drug Administration (FDA) and its European equivalent the EMEA to share the melanoma clinical data and to discuss our plans to initiate phase 3 registration trials.

We manufacture ZADAXIN for sale, and for our clinical trials, through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

From commencement of operations through June 30, 2007, we have an accumulated deficit of approximately $162,000,000. At least over the next few years, we expect net losses due to increased operating expenses as we expand our research and development and clinical testing efforts and our sales and marketing capabilities. Our ability to achieve and sustain operating profitability is dependent on expansion of sales of ZADAXIN and securing regulatory approval for DC Bead in China, the execution and successful completion of ZADAXIN, SCV-07, and RP101 clinical trials and securing regulatory approvals for these products in the major pharmaceutical markets of the United States, Europe and Japan. If regulatory approval is secured in those territories, our ability to achieve and sustain operating profitability will depend on the successful commercialization and marketing of these products. Clinical development involves numerous risks and uncertainties and, in addition to our successes, we have experienced setbacks in clinical development in the past. In particular, in December 2005 and June 2006, we reported results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. In addition, other factors may also impact our ability to achieve and sustain operating profitability, including the pricing of ZADAXIN and its manufacturing and marketing costs, our ability to compete in pharmaceutical markets, the cost of product development and commercialization programs including SCV-07, DC Bead, and RP101, the timing and costs of acquiring rights to additional drugs, our ability to fund our operations and the entrance into and extension of agreements for product development and commercialization, where appropriate.

We expect net sales to increase in 2007 due to increased sales to China. Primarily due to the level of research and development activities and other operations, we are expecting a net loss for 2007 and a reduction in cash, cash equivalents and short-term investments as of December 31, 2007.

Our operating results may fluctuate from quarter to quarter and these fluctuations may be substantial as a result of, among other factors, the number, timing, costs and results of preclinical and clinical trials of our products, market acceptance of ZADAXIN, and potentially of SCV-07, DC Bead, and RP101, and the timing of orders for ZADAXIN from international markets, particularly China, the regulatory approval process, the timing of FDA or international regulatory approvals, and the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements.

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

Results of Operations

Total Revenues

Product sales were $8,955,000 and $17,599,000 for the three and six-month periods ended June 30, 2007, respectively, as compared to $7,910,000 and $15,699,000 for the corresponding periods in 2006. All product sales in each period were derived from sales of ZADAXIN. The increases were attributable to a higher volume of product sold as prices have remained stable between the 2007 and 2006 periods. Sales to customers in China are denominated in U.S. dollars and accounted for approximately 93% and 92% of product sales for the three and six-month periods ended June 30, 2007, respectively, as compared to approximately 91% and 92% of product sales for the three and six-month periods ended June 30, 2006, respectively.

For the three-month period ended June 30, 2007, sales to three importing agents in China accounted for approximately 56%, 19% and 18% of our product sales. For the six-month period ended June 30, 2007, sales to three importing agents in China accounted for approximately 57%, 20% and 16% of our product sales. The three largest customers were the same importing agents in each of these periods.

We recognized $54,000 and $144,000 of contract revenue for the three and six-month periods ended June 30, 2006, respectively, in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue was recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under our contract with Sigma-Tau. There was no similar revenue for the three and six-month periods ended June 30, 2007.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 81% for both the three and six-month periods ended June 30, 2007, respectively, as compared to 83% and 81% for the corresponding periods in 2006. We expect cost of product sales, and hence gross margin on product sales, to vary slightly from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and Development

Research and development expenses were $4,712,000 and $7,135,000 for the three and six-month periods ended June 30, 2007, respectively, as compared to $3,901,000 and $7,730,000 for the corresponding periods in 2006. The $811,000 increase in research and development expenses for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, was due to approximately $2,200,000 of acquisition and legal costs incurred in April 2007 related to the acquisition of the exclusive rights in the United States and Canada to develop and commercialize RP101. This increase was partially offset by a decrease of $1,200,000 in clinical trial expenses and a decrease of $151,000 in stock-based compensation expenses for the same period, both resulting from the conclusion of our US hepatitis C clinical trials in mid-year 2006 and the reduction of related expenses in subsequent periods.

Research and development expenses decreased by $595,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The lower level of research and development expenses was primarily due to a decrease of approximately $2,000,000 related to clinical trial expenses, a net decrease of approximately $257,000 in compensation and consulting expenses, a decrease of approximately $335,000 in stock based compensation expense, and a decrease of approximately $73,000 in dues and subscription expenses. These decreases primarily relate to the conclusion of our US hepatitis C clinical trials in mid-year 2006 and the reduction of related expenses in subsequent periods. These decreases were partially offset by a $2,200,000 increase in acquisition and legal costs incurred in April 2007 related to the acquisition of the exclusive rights in the United States and Canada to develop and commercialize RP101.

Initiation and continuation of our clinical development programs has had, and will continue to have, a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular quarter for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our future costs for the third and fourth quarters of 2007 relating to research and development will be approximately $12,000,000, including a $1,300,000 milestone payment upon initiation of the RP101 phase 2 clinical trial, and other RP101 and SCV-07 development costs. The actual costs incurred in those periods will vary depending in particular upon timeline and design of our planned phase 3 melanoma clinical trial and final decisions regarding expense sharing arrangements for the trial. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $3,139,000 and $6,163,000 for the three and six-month periods ended June 30, 2007, respectively, as compared to $2,843,000 and $5,675,000 for the corresponding periods in 2006. The higher level of sales and marketing expenses for both the three and six-month periods was primarily due to increases in sales and marketing personnel, promotional activities and operating expenses related to our expanding sales and marketing efforts. We expect that our future sales and marketing expenses for the third and fourth quarters of 2007 will be approximately $7,000,000 and sales and marketing expenses will continue to increase in the next several years if we are successful in expanding our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $2,444,000 and $5,054,000 for the three and six-month periods ended June 30, 2007, respectively, as compared to $2,294,000 and $4,681,000 for the corresponding periods in 2006. The higher levels of general and administrative expenses in the three and six-month periods ended June 30, 2007 were primarily due to increased bonus expense and stock-based compensation expense, both related to our chief executive officer’s employment agreements. We expect that our future general and administrative expenses will be approximately $5,400,000 for the third and fourth quarters of 2007, although these expenses may vary in subsequent periods.

Interest and Investment Income and Expense

Interest and investment income was approximately $419,000 and $873,000 for the three and six-month periods ended June 30, 2007, respectively, as compared to $446,000 and $798,000 for the corresponding periods in 2006. The decrease of $27,000 for the three-month period ended June 30, 2007 resulted from lower cash balances and reduced interest earned on those balances, partially offset by cash balances earning interest at higher rates in the 2007 period. The increase of $75,000 for the six-month period ended June 30, 2007, resulted from cash balances earning interest at higher rates in the 2007 period, offset partially by reduced interest income earned on lower cash balances.

Interest and investment expense was $10,000 and $20,000 for the three and six-month periods ended June 30, 2007, respectively, as compared to $22,000 and $63,000, respectively, for the corresponding periods in 2006. The decrease in interest and investment expense is attributable to the full repayment of a $1,600,000 note payable in March 2006 and due to a decrease in investment transaction fees incurred as a result of lower U.S. Treasury securities balances in the three and six-month periods ended June 30, 2007, compared to the corresponding periods of 2006.

Other (Expense) Income

Other (expense) income, net, was ($11,000) and ($17,000) for the three and six-month periods ended June 30, 2007, respectively, compared to $7,983,000 for both the three and six-month periods ended June 30, 2006. In April 2006, we received $8,000,000 for the resolution of our dispute concerning clinical trials conducted in Japan with ZADAXIN. There was no similar income received during the three or six-month periods ended June 30, 2007.

Liquidity and Capital Resources

On June 30, 2007 and December 31, 2006, we had $37,481,000 and $42,592,000, respectively, in cash, cash equivalents and short-term investments including $700,000 and $698,000, respectively, of restricted short-term investments. Based on our recent acquisition of the exclusive United States and Canadian rights to RP101 and expected further net loss, we currently estimate cash, cash equivalents and short-term investments at December 31, 2007 will be approximately $26,000,000.

The short-term investments consist primarily of U.S. Treasury securities and highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by certificates of deposit. On June 30, 2007, the restricted short-term investments of $700,000 were comprised of $633,000 under our lease agreement and $67,000 to facilitate our value added tax filings in Europe.

Net cash used in operating activities amounted to $5,319,000 for the six-month period ended June 30, 2007 as compared to net cash provided by operating activities in the amount of $3,398,000 in the corresponding period in 2006. The change was primarily due to the $8,000,000 that we received during the six-months ended June 30, 2006 for the resolution of our dispute concerning ZADAXIN clinical trials conducted in Japan. There was no similar income received during the corresponding period of 2007.

Net cash provided by our investing activities amounted to $6,864,000 for the six-month period ended June 30, 2007, as compared to net cash used by investing activities of $187,000 for the corresponding period in 2006. The change in the 2007 period was primarily due to a net increase in proceeds from the sale of marketable securities as compared to the prior period.

Net cash provided by financing activities amounted to $225,000 for the six-month period ended June 30, 2007 and consisted of proceeds from issuance of common stock under our employee stock option plans. Net cash used in financing activities amounted to $1,556,000 for the six-month period ended June 30, 2006 and consisted of the repayment of a $1,600,000 convertible note partially offset by proceeds from issuance of common stock of approximately $44,000 under our employee stock purchase plan.

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments as of June 30, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less than 1	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$4,582,000	$419,000	$1,449,000	$1,167,000	$1,547,000
Purchase obligations(2)	2,000,000	—	2,000,000	—	—
Royalty obligations(3)	3,539,000	999,000	1,040,000	1,000,000	500,000
Long-term liabilities(4)	126,000	—	126,000	—	—

Total	$10,247,000	$1,418,000	$4,615,000	$2,167,000	$2,047,000

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	This amount is payable to our European marketing and development partner, Sigma-Tau, to conduct and complete an HCV clinical trial in Europe.
(3)	This includes minimum royalty payments to the U.S. Army through 2010 and to Wayne State University (WSU) through 2012. Additionally upon regulatory approval of ZADAXIN and commercialization of the product in certain countries, we are obligated to pay the U.S. Army and WSU the greater of the respective minimum annual royalty or a royalty based on a percentage of ZADAXIN sales.
(4)	This amount represents a discretionary accrued long-term bonus payable to our CEO as of June 30, 2007 based on performance targets over the years 2006-2008.

In addition to the above commitments, we, as a result of our acquisition of the exclusive rights in the United States and Canada to develop and commercialize RP101, will pay a $1,300,000 milestone payment upon initiation of a phase 2 clinical trial, post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales of RP101. We also have assumed the terms of a certain agreement for clinical trials management services, for a randomized, double blind, placebo controlled, Phase II study evaluating the efficacy and safety of RP101, previously entered into by and between Avantogen Oncology, Inc. and Pharmaceutical Research Associates, Inc. (PRA). The estimated cost of PRA’s management services and pass-through costs is $7,100,000 and $3,100,000, respectively, of which we had paid $744,000 to PRA as of June 30, 2007, and the remaining amounts are expected to be paid to PRA as incurred, through 2009. We have also entered into a supply agreement with RESprotect GmbH (RESprotect) to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, we will share the scale-up costs required to manufacture RP101 with RESprotect prior to and after FDA approval. Our share of the scale-up costs is estimated to be €1,448,000 through June 2010.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the six-month period ended June 30, 2007.

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

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For each of the six-month periods ended June 30, 2007 and 2006, approximately 92% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy. In China, ZADAXIN is approved only for the treatment of hepatitis B virus (HBV) and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in increasing quantities. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

We have received regulatory approvals to market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2008. Although we have been successful in obtaining a prior renewal, there is no assurance that we will receive renewals when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to conduct business in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals.

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

Final results from our ongoing clinical trials for ZADAXIN, SCV-07, and RP101 may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient drop out rates or adverse side effects, future actions by the United States Food and Drug Administration (FDA) or equivalent regulatory authorities in Europe or additional expenses.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated drug interactions that may significantly decrease the likelihood of regulatory approval. The results of the Mexican triple therapy pilot trial using ZADAXIN to treat HCV do not necessarily predict that the phase 3 clinical trial using ZADAXIN as part of a triple therapy to treat HCV will be successful. The results of this trial may be different, or not statistically significant. Similarly, the results of our ZADAXIN phase 2 melanoma clinical trial does not necessarily predict future clinical or commercial success. SCV-07 and RP101 pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidates may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; patient drop out rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the Chinese State Food and Drug Administration (SFDA) may not approve our products for commercialization or may require additional clinical trial data prior to approving our products.

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; to date during 2007, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier has remedied the production problems and has been able to produce our product at targeted yields and costs. Although there have been production problems, currently we have inventory for the next two quarters. We believe that the production problems have been remedied, however if we suffer future production problems they may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials, and RESprotect is the exclusive supplier of RP101 for our phase 2 study evaluating the safety and efficacy of RP101. Any unanticipated deficiencies in these suppliers, recall of the manufacturing lots or similar action regarding the pegylated interferon alpha or RP101 used in our clinical trials could delay the trials and detract from the integrity of the trial data and its potential use in future regulatory filings.

We rely on third parties and corporate collaborators to conduct clinical trials and these third parties may not perform satisfactorily.

We rely on third parties such as contract research organizations, medical institutions, clinical investigators, contract laboratories, and collaborative partners in the conduct of clinical trials for our product candidates. If these parties, whom we do not control, do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines or choose not to continue their relationship with us, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical or clinical activities may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. We are negotiating with Sigma-Tau regarding expenses for future ZADAXIN trials and have not determined responsibilities for the various trials. The outcome of these negotiations will affect our future operating results.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. In December 2005 and June 2006, we reported final results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Although we do not believe that the news of these results had any significant effect on our sales to China, we cannot assure you that our results will not be harmed if final data from current clinical trials are negative. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) HCV clinical trial in Europe. Enrollment of the 553 patients in this trial was completed in December 2006.

The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the EMEA for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of ZADAXIN, pegylated interferon alpha and ribavirin with the current standard of care. The final results of the European trial are not expected to be known until late 2008. As with the FDA, the EMEA generally requires two confirmatory phase 3 clinical trials to support their equivalent of a New Drug Application (NDA). Therefore, results of the current triple therapy combination trial, even if positive and statistically significant, would by themselves be insufficient to support an NDA to the EMEA, and results from a second confirmatory phase 3 clinical trial would be needed. At this time, plans for such trial have not been made. We cannot assure you that we or our European partner, Sigma-Tau, will undertake such trial, that any clinical trial of the triple therapy combination will yield favorable results, that we will receive approval for ZADAXIN for the treatment of HCV in Europe or the United States or for the treatment of HCV in other countries, or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

In June 2007, we and Sigma-Tau announced positive survival data from a phase 2 trial in Europe evaluating ZADAXIN in combination with dacarbazine (DTIC) chemotherapy with and without low-dose interferon alpha to treat patients with stage IV, the most advanced and imminently fatal form of, malignant melanoma. The data indicated that thymalfasin in combination with DTIC chemotherapy tripled the overall response rate, the trial’s primary endpoint, and extended overall survival by nearly 3 months compared to patients treated with DTIC, the current standard of care, and interferon alpha. DTIC is the only approved therapy in the United States for the treatment of advanced melanoma.

With the final data from this trial, we, in collaboration with Sigma-Tau, intend to approach the FDA and the EMEA to share these data and to discuss our plans to initiate phase 3 registration trials. We cannot assure you that the final results of the phase 2 clinical trial will support the design and initiation of phase 3 clinical trials, that we will be successful in timely obtaining regulatory approval to initiate a phase 3 clinical trial, or that the final design of any trial that is approved will meet our expectations, that we or Sigma-Tau will receive approval for the indication or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

Higher than anticipated patient drop out rates in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.

In December 2005 and June 2006, we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results made Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and enrollment took longer than planned. Enrollment of the 553 patients in this trial was completed in December 2006. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining ZADAXIN treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts did not prevent us from completing our U.S. phase 3 HCV clinical trials. However, dropouts may affect the final results of the European phase 3 HCV triple therapy combination trial and may affect other trials we conduct.

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

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to ZADAXIN have expired, including composition of matter patents, we have rights to other patents and patent applications relating to ZADAXIN and ZADAXIN analogues, including method of use patents with respect to the use of ZADAXIN for certain indications. Additionally, thymosin alpha 1 (thymalfasin), the chemical composition of ZADAXIN, has received Orphan Drug designation in the United States for the treatment of stage IIb through stage IV malignant melanoma. If other parties develop generic forms of ZADAXIN for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of ZADAXIN. If other parties develop analogues or derivatives of ZADAXIN, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

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

While we have limited sales of ZADAXIN in certain markets, we do not yet have regulatory approval for ZADAXIN for the key markets of the United States, Europe and Japan and, in this respect, ZADAXIN is still being developed. In 2006 we acquired the rights to distribute the DC Bead in China, but we must receive regulatory approval before we can commercialize this product. Our only other potential products presently are SCV-07 and RP101, and each of them is in an earlier stage of development than ZADAXIN. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. For the DC Bead, we are obligated to pay half of the costs in our efforts to obtain regulatory approval in China. For RP101, we are obligated to make a $1,300,000 milestone payment upon commencement of a phase 2 clinical trial and to make additional milestone payments if a phase 3 trial is successful. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

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

We believe our existing resources will be sufficient to fund our operations, including anticipated clinical trials, through 2008. However, we cannot assure you that such funds will be sufficient, or that we will attain profitable operations in future periods. In addition to development plans for ZADAXIN, SCV-07 and RP101, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

We have a history of operating losses and an accumulated deficit. We expect to incur losses in the near term and may not be profitable in the future.

We reported net loss of $3,281,000 for the six months ended June 30, 2007. In addition, we have experienced significant operating losses in the past, and as of June 30, 2007, we had an accumulated deficit of approximately $162 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	progress and results of clinical trials involving ZADAXIN and SCV-07;

•	progress of ZADAXIN through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in the United States, Europe and Japan;

•	progress of the DC Bead through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China;

•	timing and achievement of milestones;

•	changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

•	economic conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of June 30, 2007, one director has adopted such a plan, and other directors or officers may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R’s fair value method is having a significant impact on our results of operations, although it has had no impact on our cash or overall financial position. For the six months ended June 30, 2007, we recognized $1,158,000 of stock-based compensation expense relating to the adoption of FAS 123R.

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

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. The Chinese currency is no longer pegged to the U.S. dollar and the margins earned by our importers are affected by changes in the currency exchange rate. A trend to a stronger U.S. dollar would erode their margins and give reason for the importers to ask for us to lower our price to them. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest solely in U.S. Treasury or U.S. government agency notes and highly-rated, highly liquid short-term municipal securities. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $119,000 decrease (0.6%) in fair value of our available-for-sale and held-to-maturity securities. This potential change is based on sensitivity analyses performed on our financial position at June 30, 2007. Actual results may differ materially.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. However, our purchases from one of our contract manufacturers are denominated in euros and costs of our marketing efforts in China are paid in local currency. This exposes us to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could unpredictably, materially and adversely affect our operating results and stock price and could result in exchange losses, although such losses have been insignificant to date.

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

Changes in Internal Controls

There has been no significant change in our internal control over financial reporting that occurred during the first or second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The only material changes in our risk factors from those previously disclosed in our Form 10-K for the year ended December 31, 2006, were as follows:

•	We modified our risk factor regarding our revenue being dependent on sales in foreign countries, the third and fourth paragraphs of which now read in full as follows:

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

We have received regulatory approvals to market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2008. Although we have been successful in obtaining a prior renewal, there is no assurance that we will receive renewals when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to conduct business in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals.

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

•	We modified our risk factor regarding clinical trial results, which now reads in full as follows:

Final results from our ongoing clinical trials for ZADAXIN, SCV-07, and RP101 may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient drop out rates or adverse side effects, future actions by the United States Food and Drug Administration (FDA) or equivalent regulatory authorities in Europe or additional expenses.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated drug interactions that may significantly decrease the likelihood of regulatory approval. The results of the Mexican triple therapy pilot trial using ZADAXIN to treat HCV do not necessarily predict that the phase 3 clinical trial using ZADAXIN as part of a triple therapy to treat HCV will be successful. The results of this trial may be different, or not statistically significant. Similarly, the results of our ZADAXIN phase 2 melanoma clinical trial does not necessarily predict future clinical or commercial success. SCV-07 and RP101 pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidates may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; patient drop out rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the Chinese State Food and Drug Administration (SFDA) may not approve our products for commercialization or may require additional clinical trial data prior to approving our products.

•	We modified our risk factor regarding our reliance on third parties to supply products, which now reads in full as follows:

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; to date during 2007, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier has remedied the production problems and has been able to produce our product at targeted yields and costs. Although there have been production problems currently we have inventory for the next two quarters. We believe that the production problems have been remedied, however if we suffer future production problems they may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials, and RESprotect is the exclusive supplier of RP101 for our phase 2 study evaluating the safety and efficacy of RP101. Any unanticipated deficiencies in these suppliers, recall of the manufacturing lots or similar action regarding the pegylated interferon alpha or RP101 used in our clinical trials could delay the trials and detract from the integrity of the trial data and its potential use in future regulatory filings.

•	We modified our risk factor regarding our reliance on third parties and corporate collaborators to conduct clinical trials, which now reads in full as follows:

We rely on third parties and corporate collaborators to conduct clinical trials and these third parties may not perform satisfactorily.

We rely on third parties such as contract research organizations, medical institutions, clinical investigators, contract laboratories, and collaborative partners in the conduct of clinical trials for our product candidates. If these parties, whom we do not control, do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines or choose not to continue their relationship with us, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical or clinical activities may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. We are negotiating with Sigma-Tau regarding expenses for future ZADAXIN trials and have not determined responsibilities for the various trials. The outcome of these negotiations will affect our future operating results.

•	We modified our risk factor regarding additional clinical trials and the results of clinical trials, the fourth and fifth paragraphs of which now read in full as follows:

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

In June 2007, we and Sigma-Tau announced positive survival data from a phase 2 trial in Europe evaluating ZADAXIN in combination with dacarbazine (DTIC) chemotherapy with and without low-dose interferon alpha to treat patients with stage IV, the most advanced and imminently fatal form of, malignant melanoma. The data indicated that thymalfasin in combination with DTIC chemotherapy tripled the overall response rate, the trial’s primary endpoint, and extended overall survival by nearly 3 months compared to patients treated with DTIC, the current standard of care, and interferon alpha. DTIC is the only approved therapy in the United States for the treatment of advanced melanoma.

With the final data from this trial, we, in collaboration with Sigma-Tau, intend to approach the FDA and the EMEA to share these data and to discuss our plans to initiate phase 3 registration trials. We cannot assure you that the final results of the phase 2 clinical trial will support the design and initiation of phase 3 clinical trials, that we will be successful in timely obtaining regulatory approval to initiate a phase 3 clinical trial, or that the final design of any trial that is approved will meet our expectations, that we or Sigma-Tau will receive approval for the indication or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

•	We modified our risk factor regarding successfully developing or commercializing our products, the first and second paragraphs of which now read in full as follows:

We may not be able to successfully develop or commercialize our products. We may consider strategic alliances with other companies in efforts to broaden our product development pipeline.

While we have limited sales of ZADAXIN in certain markets, we do not yet have regulatory approval for ZADAXIN for the key markets of the United States, Europe and Japan and, in this respect, ZADAXIN is still being developed. In 2006, we acquired the rights to distribute the DC Bead in China, but we must receive regulatory approval before we can commercialize this product. Our only other potential products presently are SCV-07 and RP101, and each of them is in an earlier stage of development than ZADAXIN. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. For the DC Bead, we are obligated to pay half of the costs in our efforts to obtain regulatory approval in China. For RP101, we are obligated to make a

$1,300,000 milestone payment upon commencement of a phase 2 clinical trial and to make additional milestone payments if a phase 3 trial is successful. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

•	We modified our risk factor regarding obtaining additional capital, which now reads in full as follows:

We may need to obtain additional capital to support our long-term product development and commercialization programs.

We believe our existing resources will be sufficient to fund our operations, including anticipated clinical trials, through 2008. However, we cannot assure you that such funds will be sufficient, or that we will attain profitable operations in future periods. In addition to development plans for ZADAXIN, SCV-07 and RP101, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

•	We modified our risk factor regarding operating losses, which now reads in full as follows:

We have a history of operating losses and an accumulated deficit. We expect to incur losses in the near term and may not be profitable in the future.

We reported net loss of $3,281,000 for the six months ended June 30, 2007. In addition, we have experienced significant operating losses in the past, and as of June 30, 2007, we had an accumulated deficit of approximately $162 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

•	We modified our risk factor regarding our stock price volatility to add a new bullet point which now reads as follows:

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including;

•	changes in our agreements or relationships with collaborative partners;

•	We modified our risk factor regarding internal controls, which now reads in full as follows:

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

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. The Chinese currency is no longer pegged to the U.S. dollar and the margins earned by our importers are affected by changes in the currency exchange rate. A trend to a stronger U.S. dollar would erode their margins and give reason for the importers to ask for us to lower our price to them. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 13, 2007 to elect seven (7) directors, to approve an amendment to the Company’s 2005 Equity Incentive Plan to increase the maximum aggregate number of shares that may be issued thereunder by 3,000,000 shares to a total of 7,800,000 shares, to approve an amendment to the Company’s 2004 Outside Directors Stock Option Plan to increase the maximum aggregate number of shares that may be issued thereunder by 750,000 shares to a total of 1,765,000 shares, and to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2007.

At the Annual Meeting of Stockholders, all of the director nominees were elected by the following number of votes:

	For	Votes Withheld	Votes Against	Abstaining	Broker Non Votes
Dean S. Woodman	32,658,717	5,685,129
John D. Baxter, M.D.	31,782,204	6,561,642	—	—	—
Friedhelm Blobel, Ph.D.	32,771,792	5,572,054	—	—	—
Richard J. Hawkins	31,643,017	6,700,829	—	—	—
Rolf H. Henel	31,792,520	6,551,326	—	—	—
Ira D. Lawrence, M.D.	31,885,664	6,458,182	—	—	—
Jon S. Saxe	32,659,879	5,683,967	—	—	—

Stockholders approved the amendment to the Company’s 2005 Stock Option Plan to increase the maximum aggregate number of shares that may be issued thereunder by 3,000,000 shares to a total of 7,800,000 shares by the following number of votes: 14,069,438 for; 5,458,585 against; 154,604 abstaining; 0 withheld; and 0 broker non-votes.

Stockholders approved the amendment to the Company’s 2004 Outside Directors Stock Option Plan to increase the maximum aggregate number of share that may be issued thereunder by 750,000 shares to a total of 1,765,000 by the following number of votes: 14,827,030 for; 4,662,464 against; 193,133 abstaining; 0 withheld; and 0 broker non-votes.

Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2007 by the following number of votes: 37,288,474 for; 572,101 against; 483,271 abstaining; 0 withheld; and 0 broker non-votes.

Item 6. Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2 (11)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(12)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).
10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6(13)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(13)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.8(7)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(7)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.10(8)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.11(8)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(8)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(8)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(9)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(9)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(10)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.17(13)*	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., and Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.18(13)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.19(13)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

31.1(13)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(13)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(13)	Section 1350 Certification of Chief Executive Officer.

32.2(13)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: August 8, 2007	/s/ Richard A. Waldron
Richard A. Waldron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2 (11)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(12)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6(13)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(13)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005 and as further amended on February 22, 2007.

10.8(7)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(7)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

Exhibit Number	Exhibit
10.10(8)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.11(8)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(8)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(8)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(9)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(9)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(10)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.17(13)*	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., and Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.18(13)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.19(13)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

31.1(13)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(13)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(13)	Section 1350 Certification of Chief Executive Officer.

32.2(13)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(13)	Filed herewith.