Form 10-Q/A
period 2007-06-30
SCICLONE PHARMACEUTICALS INC
filed 2007-10-03
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

SciClone Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q as an exhibit-only filing. The Company is refiling Exhibit 10.17, Assignment and Purchase Agreement dated as of April 25, 2007 among Avantogen Limited, Avantogen Oncology, Inc., Resistys, Inc. and the Company, in its entirety.

Item 6.	Exhibits

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2(11)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(12)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6(13)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(13)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.8(7)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(7)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.10(8)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.11(8)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(8)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(8)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(9)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(9)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(10)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.17(14)	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.18(13)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.19(13)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

31.1(13)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(13)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(13)	Section 1350 Certification of Chief Executive Officer.

32.2(13)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: October 3, 2007	/s/ Richard A. Waldron
Richard A. Waldron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3(i).1(1)	Amended and Restated Certificate of Incorporation

3(ii).1(1)	Bylaws.

3(i).2(11)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(12)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005

10.6(13)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(13)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005 and as further amended on February 22, 2007

10.8(7)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid

10.9(7)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid

Exhibit Number	Exhibit
10.10(8)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006

10.11(8)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

10.12(8)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006

10.13(8)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006

10.14(9)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006

10.15(9)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006

10.16(10)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006

10.17(14)	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.18(13)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.19(13)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

31.1(13)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(13)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(13)	Section 1350 Certification of Chief Executive Officer.

32.2(13)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007.
(14)	Filed herewith.