Form 10-Q
period 2007-09-30
SCICLONE PHARMACEUTICALS INC
filed 2007-11-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-19825

SCICLONE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3116852
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

950 Tower Lane, Suite 900, Foster City, California	94404
(Address of principal executive offices)	(Zip code)

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

    Yes  ☐    No  ☒

As of October 31, 2007, 46,114,562 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,506,000	$25,615,000
Restricted short-term investments	704,000	698,000
Other short-term investments	6,306,000	16,279,000
Accounts receivable, net of allowance of $15,000 at September 30, 2007 and $50,000 at December 31, 2006	13,719,000	13,277,000
Inventories	4,184,000	3,232,000
Prepaid expenses and other current assets	1,811,000	1,865,000

Total current assets	57,230,000	60,966,000
Property and equipment, net	770,000	297,000
Intangible assets, net	350,000	402,000
Other assets	1,023,000	919,000
Restricted long-term investment	414,000	—

Total assets	$59,787,000	$62,584,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,442,000	$963,000
Accrued compensation and employee benefits	1,486,000	1,813,000
Accrued professional fees	971,000	754,000
Other accrued expenses	2,011,000	2,487,000
Accrued clinical trials expense	2,160,000	1,803,000
Deferred revenue	—	62,000
Other current liabilities	32,000	—

Total current liabilities	9,102,000	7,882,000
Long-term liabilities	340,000	68,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,114,562 and 46,001,249 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	46,000	46,000
Additional paid-in capital	215,070,000	213,064,000
Accumulated other comprehensive income	119,000	78,000
Accumulated deficit	(164,890,000)	(158,554,000)

Total stockholders’ equity	50,345,000	54,634,000

Total liabilities and stockholders’ equity	$59,787,000	$62,584,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product sales	$9,421,000	$8,270,000	$27,020,000	$23,969,000
Contract revenue	20,000	26,000	20,000	170,000

Total revenues	9,441,000	8,296,000	27,040,000	24,139,000
Cost of product sales	1,663,000	1,616,000	4,978,000	4,555,000

Gross margin	7,778,000	6,680,000	22,062,000	19,584,000

Operating expenses:
Research and development	4,793,000	3,167,000	11,928,000	10,897,000
Sales and marketing	3,805,000	3,011,000	9,968,000	8,686,000
General and administrative	2,594,000	2,283,000	7,648,000	6,964,000

Total operating expenses	11,192,000	8,461,000	29,544,000	26,547,000

Loss from operations	(3,414,000)	(1,781,000)	(7,482,000)	(6,963,000)
Interest and investment income	408,000	492,000	1,280,000	1,290,000
Interest and investment expense	—	(9,000)	(20,000)	(72,000)
Other income (expense) , net(1)	(8,000)	(8,000)	(24,000)	7,975,000

(Loss) income before provision for income tax	(3,014,000)	(1,306,000)	(6,246,000)	2,230,000
Provision for income tax	41,000	—	90,000	—

Net (loss) income	$(3,055,000)	$(1,306,000)	$(6,336,000)	$2,230,000

(Loss) earnings per share:
Basic net (loss) income per share	$(0.07)	$(0.03)	$(0.14)	$0.05
Diluted net (loss) income per share	$(0.07)	$(0.03)	$(0.14)	$0.05
Weighted average shares used in computing:
Basic net (loss) income per share	46,114,562	45,899,874	46,094,152	45,897,162
Diluted net (loss) income per share	46,114,562	45,899,874	46,094,152	46,057,217

(1)	For the nine-month period ended September 30, 2006, other income included $8,000,000 from the settlement of a clinical trial dispute.

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2007	2006*
Operating activities:
Net (loss) income	$(6,336,000)	$2,230,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash expense related to employee stock options	1,712,000	1,864,000
Amortization of interest on investments held-to-maturity	48,000	(86,000)
Depreciation and amortization	175,000	173,000
Loss from disposal of property and equipment	1,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(442,000)	(3,940,000)
Inventories	(883,000)	338,000
Prepaid expenses and other assets	(50,000)	529,000
Accounts payable and other accrued expenses	1,003,000	596,000
Accrued compensation and employee benefits	(327,000)	(540,000)
Accrued clinical trials expenses	357,000	(34,000)
Accrued professional fees	217,000	416,000
Other current liabilities	2,000	—
Deferred revenue	(62,000)	(177,000)
Long-term liabilities	96,000	(29,000)

Net cash (used in) provided by operating activities	(4,489,000)	1,340,000

Investing activities:
Purchases of property and equipment	(391,000)	(68,000)
Purchases of short-term investments	(8,881,000)	(17,961,000)
Proceeds from maturities of short-term investments	18,810,000	17,757,000
Purchase of restricted long-term investment	(400,000)	—

Net cash provided by (used in) investing activities	9,138,000	(272,000)

Financing activities:
Proceeds from issuances of common stock	225,000	44,000
Repayment of notes payable	—	(1,600,000)

Net cash provided by (used in) financing activities	225,000	(1,556,000)

Effect of exchange rate changes on cash and cash equivalents	17,000	—

Net increase (decrease) in cash and cash equivalents	4,891,000	(488,000)
Cash and cash equivalents, beginning of period	25,615,000	25,845,000

Cash and cash equivalents, end of period	$30,506,000	$25,357,000

*	Certain prior year amounts have been reclassified to conform to the current year presentation.

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2006 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2006 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company reclassified $225,000 from other assets to prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2006 to conform to the current period presentation.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of September 30, 2007 or December 31, 2006 in the Condensed Consolidated Balance Sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net (loss) income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(3,055,000)	$(1,306,000)	$(6,336,000)	$2,230,000
Denominator:
Weighted-average shares outstanding used to compute basic (loss) earnings per share	46,114,562	45,899,874	46,094,152	45,897,162
Effect of dilutive stock options	—	—	—	160,055

Weighted-average shares outstanding and dilutive stock options used to compute diluted (loss) earnings per share	46,114,562	45,899,874	46,094,152	46,057,217

For the three months ended September 30, 2007 and 2006, approximately 7,402,281 and 7,769,000 shares, respectively, prior to the application of the treasury stock method, attributable to outstanding stock options were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006, approximately 7,339,532 and 6,851,000 shares, respectively, prior to the application of the treasury stock method, attributable to outstanding stock options were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2007, the Financial Accounting Standards Board (“FASB”) released Emerging Issues Task Force Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities”. In accordance with EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently assessing the impact that EITF 07-3 will have on its results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS No. 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, on its results of operations and financial position.

2.	Marketable Securities

The following is a summary of available-for-sale and held-to-maturity securities at September 30, 2007 and December 31, 2006:

	Available-For-Sale Securities
	Amortized Cost	Gross Unrealized Gains[1]	Estimated Fair Value
September 30, 2007:
Certificates of deposit	$871,000	$—	$871,000
Short-term municipal securities	2,850,000	—	2,850,000
Italian state bonds	410,000	4,000	414,000
Corporate equity securities	51,000	88,000	139,000

	$4,182,000	$92,000	$4,274,000

December 31, 2006:
Certificates of deposit	$845,000	$—	$845,000
Short-term municipal securities	5,600,000	—	5,600,000
Corporate equity securities	51,000	78,000	129,000

	$6,496,000	$78,000	$6,574,000

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains[1]	Estimated Fair Value
September 30, 2007:
U.S. Treasury securities	$3,150,000	$—	$3,150,000
December 31, 2006:
U.S. Treasury securities	$10,403,000	$—	$10,403,000

[1]	As of September 30, 2007 and December 31, 2006, none of the Company’s available-for-sale or held-to-maturity securities were in a net loss position.

As of September 30, 2007, there was $704,000 in restricted short-term investments, $414,000 in restricted long-term investments, and $3,156,000 in other short-term investments held in available-for-sale securities. As of December 31, 2006, there was $698,000 in restricted short-term investments and $5,876,000 in other short-term investments held in available-for-sale securities. As of September 30, 2007 and December 31, 2006, the certificates of deposit had maturities of 12 months or less. The short-term municipals are auction rate securities which are highly rated, highly liquid and their interest rate is reset at auction every 30 days. The Company’s interest rate risk associated with the auction rate securities is limited due to this interest rate reset mechanism.

As of September 30, 2007 and December 31, 2006, there was $3,150,000 and $10,403,000, respectively, in other short-term investments classified as held-to-maturity securities. These securities are U. S. Treasury bills which will mature in November and December 2007. The fair market value of the investments approximated their cost at September 30, 2007 and December 31, 2006, respectively.

3.	Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$1,559,000	$573,000
Work in progress	400,000	1,239,000
Finished goods	2,225,000	1,420,000

	$4,184,000	$3,232,000

4.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	September 30, 2007	December 31, 2006
Prepaid manufacturing costs	$480,000	$—
Prepaid clinical trial expense	376,000	13,000
Value added tax receivable	332,000	452,000
Prepaid royalties	244,000	225,000
Prepaid insurance	56,000	623,000
Prepaid pre-clinical expenses	38,000	—
Prepaid rent	—	110,000
Other prepaid expenses	285,000	442,000

	$1,811,000	$1,865,000

5.	Intangible Assets

Intangible assets include the following:

	September 30, 2007	December 31, 2006
Intangible product rights	$2,456,000	$2,456,000
Accumulated amortization	(2,106,000)	(2,054,000)

	$350,000	$402,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis over a period of 14 years. Amortization expenses for each of the three-month periods ended September 30, 2007 and 2006 was $17,500 and for each of the nine-month periods ended September 30, 2007 and 2006 was approximately $52,000. For the years ending December 31, 2007 through 2012, annual amortization expense is expected to be $70,000. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the earliest granted European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

6.	Other Assets

The following is a summary of other assets:

	September 30, 2007	December 31, 2006
Prepaid royalties	$588,000	$775,000
Prepaid clinical expenses	232,000	—
Lease deposits	186,000	123,000
Other assets	17,000	21,000

	$1,023,000	$919,000

7.	Contract Revenue

In January 2002 and December 2006, the Company received $2,685,000 and $50,000, respectively, from its European partner, Sigma-Tau, under the terms of its collaborative agreement announced in late December 2001. This revenue was recognized as contract revenue over the course of the ZADAXIN hepatitis C virus (“HCV”) U.S. clinical program which ended in 2006 and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under the Company’s contract with Sigma-Tau.

During the three months ended September 30, 2007, the Company received a $20,000 partial license fee for ZADAXIN from a third party.

8.	Accrued Expenses

The following is a summary of other accrued expenses:

	September 30, 2007	December 31, 2006
Accrued royalties	$698,000	$529,000
Accrued sales and marketing expenses	554,000	390,000
Accrued pre-clinical trial expenses	76,000	232,000
Accrued annual reports expense	75,000	65,000
Accrued manufacturing costs	4,000	478,000
Other	604,000	793,000

	$2,011,000	$2,487,000

9.	Long-term Liabilities

The following is a summary of long-term liabilities:

	September 30, 2007	December 31, 2006
Accrued compensation and employee benefits	$155,000	$68,000
Long-term deferred rent	185,000	—

	$340,000	$68,000

Long-term deferred rent relates to the Company’s non-cancelable office lease agreement entered into in May 2007. Refer to note 13 “Commitments” for further information on this matter.

10.	Shareholders’ Equity

Stock Award Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the options expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years. Certain options granted under the Plans vest over shorter periods.

The following table summarizes stock option activity during the nine-month period ended September 30, 2007 under all option plans:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2007	2,336,250	7,388,760	$4.20
2004 Outside Directors Stock Option Plan shares reserved	750,000	—	—
2005 Stock Option Plan shares reserved	3,000,000	—	—
Options cancelled	1,147,193	(1,147,193)	$5.39
Options granted	(1,229,000)	1,229,000	$2.66
Options exercised	—	(113,313)	$1.99
Plan shares expired	(873,735)	—	—

Balance at September 30, 2007	5,130,708	7,357,254	$3.79	6.72	$122,214

Vested and expected to vest after September 30, 2007		6,878,820	$3.88	6.58	$122,062
Exercisable at September 30, 2007		4,405,720	$4.51	5.44	$121,164

The aggregate intrinsic value in the table above represents the value of the Company’s closing stock price on the last trading day of the three months ended September 30, 2007, in excess of the exercise price, multiplied by the number of options outstanding, vested and expected to vest after September 30, 2007, and exercisable. The total intrinsic value of options at time of exercise was approximately $112,000 for the nine-months ended September 30, 2007, respectively. There were no options exercised during the three months ended September 30, 2007 or during the three and nine months ended September 30, 2006.

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

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Option Plan	2007	2006	2007	2006
Weighted-average fair value of stock options granted	$1.32	$1.25	$1.59	$1.36
Risk-free interest rate	4.49%	4.86%	4.63%	4.73%
Dividend yield	—	—	—	—
Volatility factor of the expected market price of our common stock	67.96%	70.50%	70.08%	73.25%
Weighted-average expected life of option (years)	4.64	4.09	4.64	3.85

The total compensation cost capitalized in inventory was approximately $19,000 and $26,000 in the three months ended September 30, 2007 and 2006, respectively. The total compensation cost capitalized in inventory was approximately $69,000 and $82,000 in the nine months ended September 30, 2007 and 2006, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets including its net operating loss carryforwards.

As of September 30, 2007, unamortized compensation expense related to unvested options was approximately $3,857,000. The weighted average period over which compensation expense related to these options will be recognized is 3.45 years.

The estimated fair value of shares vested for the three months ended September 30, 2007 and 2006 was $347,000 and $441,000, respectively. The estimated fair value of shares vested for the nine months ended September 30, 2007 and 2006 was $1,391,000 and $1,964,000, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) under which substantially all employees may purchase common stock through payroll deductions. Prior to January 31, 2006, under the terms of the ESPP, employees could choose to have up to 15% of their salary withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the lower of the fair market value as of the first and last trading day of each quarterly participation period. In January 2006, the Board of Directors amended the ESPP to provide that, for each Offering Period commencing after January 31, 2006, the purchase price of the stock shall be equal to 95% of the fair market value of a share of the Company’s Common Stock on the Purchase Date (or such other amount as may be established by the Board). Since January 31, 2006, the ESPP has been treated as a non-compensatory plan under FAS 123R; therefore, no fair value calculation was performed for purchases subsequent to that date. As of September 30, 2007, 282,519 shares were reserved for future issuance under the ESPP.

The fair value of each stock award was estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Stock Purchase Plan	2007	2006	2007	2006
Weighted-average fair value of employee stock purchase plan purchase	$—	$—	$—	$0.84
Risk-free interest rate	—	—	—	3.17%
Dividend yield	—	—	—	—
Volatility factor of the expected market price of our common stock	—	—	—	60.59%
Weighted-average expected life (years)	—	—	—	0.75

Comprehensive (Loss) Income

The following table summarizes components of total comprehensive (loss) income during the three and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(3,055,000)	$(1,306,000)	$(6,336,000)	$2,230,000
Other comprehensive (loss) income:
Net change in unrealized gains/losses on available-for- sale securities	11,000	(3,000)	10,000	15,000
Net change in unrealized gains and foreign currency translation gain on foreign-denominated available-for-sale securities	14,000	—	14,000	—
Change in foreign currency translation	17,000	—	17,000	—

Total comprehensive (loss) income	$(3,013,000)	$(1,309,000)	$(6,295,000)	$2,245,000

The following table summarizes the components of accumulated other comprehensive income:

	September 30, 2007	December 31, 2006
Net unrealized gains on available-for-sale securities	$88,000	$78,000
Net unrealized gains and foreign currency translation gain on foreign-denominated available-for-sale securities	14,000	—
Cumulative foreign currency translation	17,000	—

Accumulated other comprehensive income	$119,000	$78,000

11.	Other Income

On April 3, 2006, the Company announced the resolution of its dispute with Schering Plough KK (“SPKK”) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000 on April 18, 2006 which was recorded as income during the three months ended June 30, 2006.

12.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The implementation of FIN 48 had no material impact on the Company’s consolidated financial statements. From January 1, 2007 through September 30, 2007, the Company had no unrecognized tax benefits. The Company’s policy is to recognize accrued interest and penalties for unrecognized tax benefits as a component of tax expense. For the three and nine-month periods ended September 30, 2007 and 2006, there were no interest or penalties included as a component of tax expense for unrecognized tax benefits.

The tax years 1996-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

13.	Commitments

On April 26, 2007, the Company announced that it had acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH (“RESprotect”), the Company will pay a $1,300,000 milestone payment upon initiation of a phase 2 clinical trial, post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales. The Company intends to initially develop RP101 for the treatment of pancreatic cancer in a combination therapy with gemcitabine, the standard of care for pancreatic cancer therapy, and has entered into and amended an agreement with

Pharmaceuticals Research Associates, Inc. (“PRA”) to assume the terms of a certain agreement for Clinical Trials Management Services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101, previously entered into by and between Avantogen Oncology, Inc. and PRA. The estimated cost of PRA’s management services and pass-through costs is $8,000,000 and $4,000,000, respectively, of which $750,000 had been paid to PRA by the Company and another $1,164,000 was due and payable as of September 30, 2007. The Company has also entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, the Company and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. The Company’s share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which €455,000 was paid by the Company to RESprotect through September 30, 2007.

In May 2007, the Company entered into a non-cancelable operating lease agreement for its main office facility (“the lease”) to lease space from July 1, 2007 through June 30, 2014. Under the terms of the lease, the Company was provided an allowance in the amount of approximately $206,000 towards the cost of its leasehold improvements. In accordance with FASB Technical Bulletin 88-1, the Company has recorded the allowance as deferred rent and is amortizing this amount over the lease term as a reduction of rent expense. The lease requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad and equipment under non-cancelable lease agreements. Minimum future rental payments under facility and equipment operating leases agreements as of September 30, 2007, amount to a total of $4,581,000 which consists of $233,000 remaining in 2007, $919,000 in 2008, $715,000 in 2009, $572,000 in 2010, $595,000 in 2011, $608,000 in 2012, and $939,000 thereafter.

The Company’s lease for its previous office facility expired in September 2007. There were no further obligations arising from the expiration of the lease. The Company moved to its new main office facility in September 2007.

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

In addition to our current product portfolio, we believe we are well-positioned to in-license additional therapeutics for both China and potentially the significantly larger U.S. and European markets, in part because of our opportunity to develop and commercialize such products in China. Also, we intend to use our clinical work in China to support and accelerate regulatory applications in the United States and Europe.

Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) hepatitis C clinical trial in Europe and enrollment for this trial was completed in December 2006. We expect the results of the trial in the second half of 2008. In June 2007, we reported positive survival data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV malignant melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy tripled the overall response rate and extended overall survival by nearly 3 months compared to malignant melanoma patients treated with DTIC, the current standard of care, and interferon alpha. In collaboration with Sigma-Tau, in October 2007, we shared the melanoma clinical data with and received approval from, the United States Federal Food and Drug Administration (FDA) to initiate phase 3 registration trials. We also intend to approach the FDA’s European equivalent, the EMEA, to discuss our plans to initiate phase 3 registration trials.

We manufacture ZADAXIN for sale, and for our clinical trials, through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

From commencement of operations through September 30, 2007, we have an accumulated deficit of approximately $165,000,000. At least over the next few years, we expect net losses due to increased operating expenses as we expand our research and development and clinical testing efforts and our sales and marketing capabilities. Our ability to achieve and sustain operating profitability is dependent on expansion of sales of ZADAXIN and securing regulatory approval for DC Bead in China, the execution and successful completion of ZADAXIN, SCV-07, and RP101 clinical trials and securing regulatory approvals for these products in the major pharmaceutical markets of the United States, Europe and Japan. If regulatory approval is secured in those territories, our ability to achieve and sustain operating profitability will depend on the successful commercialization and marketing of these products. Clinical development involves numerous risks and uncertainties and, in addition to our successes, we have experienced setbacks in clinical development in the past. In particular, in December 2005 and June 2006, we reported results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. In addition, other factors may also impact our ability to achieve and sustain operating profitability, including the pricing of ZADAXIN and its manufacturing and marketing costs, our ability to compete in pharmaceutical markets, the cost of product development and commercialization programs including SCV-07, DC Bead, and RP101, the timing and costs of acquiring rights to additional drugs, our ability to fund our operations and the entrance into and extension of agreements for product development and commercialization, where appropriate.

We expect net sales to increase in 2007 due to increased sales to China. Primarily due to the level of research and development activities and other operations, we are expecting a net loss for 2007 and a reduction in cash, cash equivalents and short-term investments as of December 31, 2007.

Our operating results may fluctuate from quarter to quarter and these fluctuations may be substantial as a result of, among other factors, the number, timing, costs and results of pre-clinical and clinical trials of our products, market acceptance of ZADAXIN, and potentially of SCV-07, DC Bead, and RP101, and the timing of orders for ZADAXIN from international markets, particularly China, the regulatory approval process, the timing of FDA or international regulatory approvals, and the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements.

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

Results of Operations

Total Revenues

Product sales were $9,421,000 and $27,020,000 for the three and nine-month periods ended September 30, 2007, respectively, as compared to $8,270,000 and $23,969,000 for the corresponding periods in 2006. All product sales in each period were derived from sales of ZADAXIN. The increases were attributable to a higher volume of product sold as prices have remained stable between the 2007 and 2006 periods. Sales to customers in China are denominated in U.S. dollars and accounted for approximately 92% of product sales for both the three and nine-month periods ended September 30, 2007, as compared to approximately 91% of product sales for both the three and nine-month periods ended September 30, 2006.

For the three-month period ended September 30, 2007, sales to two importing agents in China accounted for approximately 70% and 22% of our product sales. For the nine-month period ended September 30, 2007, sales to three importing agents in China accounted for approximately 61%, 21% and 10% of our product sales. The two largest customers were the same importing agents in each of these periods.

During the three months ended September 30, 2007, we recognized $20,000 in contract revenue for a partial license fee for ZADAXIN from a third party. There was no similar revenue for the three month period ended September 30, 2006. We recognized $26,000 and $170,000 of contract revenue for the three and nine-month periods ended September 30, 2006, respectively, in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002. This revenue was recognized as contract revenue over the course of the ZADAXIN hepatitis C U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under our contract with Sigma-Tau.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 82% for both the three and nine-month periods ended September 30, 2007, as compared to 80% and 81%, respectively, for both the corresponding periods in 2006. We expect cost of product sales, and hence gross margin on product sales, to vary slightly from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and Development

Research and development expenses were $4,793,000 and $11,928,000 for the three and nine-month periods ended September 30, 2007, respectively, as compared to $3,167,000 and $10,897,000 for the corresponding periods in 2006. The $1,626,000 increase in research and development expenses for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was due to an increase of approximately $1,481,000 in clinical trial expenses mainly related to our phase 2 trial for RP101 and an increase of approximately $432,000 in drug development expenses for the ZADAXIN phase 3 trial for melanoma. These increases were partially offset by a decrease of approximately $341,000 in pre-clinical and toxicology expenses for the three months ended September 30, 2007, as compared to the prior year period.

Research and development expenses increased by $1,031,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase in research and development expenses was primarily due to a $2,200,000 increase in acquisition and legal costs incurred in April 2007 related to the acquisition of the exclusive rights in the United States and Canada to develop and commercialize RP101, an increase of approximately $1,481,000 in clinical trial expenses mainly related to our phase 2 trial for RP101, and a $484,000 increase in drug development expenses mainly for the proposed phase 3 trial for melanoma. These increases were offset partially by decreases of approximately $2,296,000 related to clinical and pre-clinical trial expenses, relating primarily to the conclusion of our US hepatitis C clinical trials in mid-year 2006 and the reduction of related expenses in subsequent periods, $349,000 in compensation and benefits, net of consulting expenses, and $452,000 in stock based compensation expense.

Initiation and continuation of our clinical development programs has had, and will continue to have, a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular quarter for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our future costs for the fourth quarter of 2007 relating to research and development will be approximately $10,300,000, including a $1,300,000 milestone payment upon initiation of the RP101 phase 2 clinical trial, and other RP101 and SCV-07 development costs. The actual costs incurred in future periods will vary depending in particular upon timeline and design of our planned ZADAXIN phase 3 melanoma clinical trial and final decisions regarding timing and expense sharing arrangements for the trial. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional pre-clinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $3,805,000 and $9,968,000 for the three and nine-month periods ended September 30, 2007, respectively, as compared to $3,011,000 and $8,686,000, respectively, for the corresponding periods in 2006. The higher level of sales and marketing expenses for both the three and nine-month periods was primarily due to increases in sales and marketing personnel, promotional activities and operating expenses related to our expanding sales and marketing efforts. We expect that our future sales and marketing expenses for the fourth quarter of 2007 will be approximately $3,400,000 and sales and marketing expenses may increase in the next several years if we are successful in expanding our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $2,594,000 and $7,648,000 for the three and nine-month periods ended September 30, 2007, respectively, as compared to $2,283,000 and $6,964,000, respectively, for the corresponding periods in 2006. The $311,000 increase in general and administrative expenses for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was mainly due to a $206,000 increase in compensation and benefits expenses and a $76,000 increase in moving expenses related to the relocation of our corporate office.

The increase of $684,000 in general and administrative expenses for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was mainly due to an increase of approximately $474,000 in compensation and bonus expense and a $205,000 increase in stock-based compensation expense, related to our chief executive officer’s employment agreements and other fluctuations in headcount year over year. We expect that our general and administrative expenses will be approximately $2,300,000 for the fourth quarter of 2007, although these expenses may vary in subsequent periods.

Interest and Investment Income and Expense

Interest and investment income was approximately $408,000 and $1,280,000, respectively, for the three and nine-month periods ended September 30, 2007, as compared to $492,000 and $1,290,000, respectively, for the corresponding periods in 2006. The decrease of $84,000 and $10,000 for the three and nine-month periods ended September 30, 2007 resulted from reduced interest earned on cash balances due to lower cash balances, partially offset by higher interest rates in the 2007 periods.

Interest and investment expense was $0 and $20,000 for the three and nine-month periods ended September 30, 2007, respectively, as compared to $9,000 and $72,000, respectively, for the corresponding periods in 2006. The decrease in interest and investment expense is attributable to a decrease in investment transaction fees incurred as a result of lower U.S. Treasury securities balances in the three and nine-month periods ended September 30, 2007, compared to the corresponding periods of 2006, and to the full repayment of a $1,600,000 note payable in March 2006.

Other Income (Expense)

Other income (expense), net, was ($8,000) and ($24,000) for the three and nine-month periods ended September 30, 2007, respectively, compared to ($8,000) and $7,975,000 for the three and nine-month periods ended September 30, 2006, respectively. In April 2006, we received $8,000,000 for the resolution of our dispute concerning clinical trials conducted in Japan with ZADAXIN. There was no similar income received during the three or nine-month periods ended September 30, 2007.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable increased from 132 days during nine months ended September 30, 2006 to 145 days during the nine months ended September 30, 2007. The majority of our sales are to customers in the People’s Republic of China, where our accounts receivable collections have standard credit terms of 180 days. During both the nine month periods ended September 30, 2007 and 2006, such receivables were collected within these terms. Days’ sales outstanding increased during the nine months ended September 30, 2007, compared to the prior year period, due to normal fluctuations in the timing of customer payments received.

On September 30, 2007 and December 31, 2006, we had $37,516,000 and $42,592,000, respectively, in cash, cash equivalents and short-term investments including $704,000 and $698,000, respectively, of restricted short-term investments. Based on our recent acquisition of the exclusive United States and Canadian rights to RP101 and expected further net loss, we currently estimate cash, cash equivalents and short-term investments at December 31, 2007 will be approximately $26,500,000.

The short-term investments consist primarily of U.S. Treasury securities and highly liquid marketable securities. Our restricted short-term investments relate to two letters of credit each secured by certificates of deposit. On September 30, 2007, the restricted short-term investments of $704,000 were comprised of $633,000 under our previous office lease agreement which expired and has been terminated subsequent to September 30, 2007, and $71,000 to facilitate our value added tax filings in Europe.

As of September 30, 2007, our restricted long-term investment consisted of Italian state bonds purchased to facilitate our value added tax filings in Europe.

Cash used by operating activities of $4,489,000 for the nine-months ended September 30, 2007 was comprised primarily of net loss of $6,336,000 which was adjusted for non-cash items such as stock-based compensation expense of $1,712,000 and depreciation and amortization of $175,000, and $89,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase in our accounts receivable of $442,000 related to an increase in sales and an increase in inventory levels of $883,000 as our supplier of bulk Active Pharmaceutical Ingredient (API) product for the manufacture of ZADAXIN was able to produce higher yields on production runs, enabling us to increase our inventory levels, compared to the lower than expected inventory levels in the prior year period. These outflows were partially offset by an increase in accounts payable and accrued expenses and accrued clinical trials expenses of $1,360,000 mainly related to our phase 2 RP101 clinical trial.

Cash provided by operating activities of $1,340,000 for the nine-months ended September 30, 2006 was comprised primarily of net income of $2,230,000 which was adjusted for non-cash items such as stock-based compensation expense of $1,864,000 and depreciation and amortization of $173,000, partially offset by $2,841,000 of net cash outflow related to changes in operating assets and liabilities. During the nine-months ended September 30, 2006, net income included $8,000,000 we received for the resolution of our dispute concerning ZADAXIN clinical trials conducted in Japan.

Net cash provided by our investing activities amounted to $9,138,000 for the nine-month period ended September 30, 2007, as compared to net cash used by investing activities of $272,000 for the corresponding period in 2006. The change in the 2007 period was primarily due to a net increase in proceeds from the sale of marketable securities as compared to the prior period, offset partially by $391,000 in purchases of property and equipment for leasehold improvements and furniture and fixtures mainly related to the relocation of our corporate offices in September 30, 2007.

Net cash provided by financing activities amounted to $225,000 for the nine-month period ended September 30, 2007 and consisted of proceeds from issuance of common stock under our employee stock option plans. Net cash used in financing activities amounted to $1,556,000 for the nine-month period ended September 30, 2006 and consisted of the repayment of a $1,600,000 convertible note partially offset by proceeds from issuance of common stock of approximately $44,000 under our employee stock purchase plan.

Our existing capital resources and funds from product sales are sufficient to finance our operations for the immediate future but are not sufficient to complete our current plans to conduct and complete clinical trials with RP101, SCV-07 and ZADAXIN, and, if we proceed with all the development efforts we are planning, we would need to raise additional financing. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business. We cannot assure you that funds from financings will be sufficient to complete our current plans to conduct and complete clinical trials. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of and the amount of any investment in complementary products, technologies and businesses, the initiation and continuation of pre-clinical and clinical trials and testing for existing or newly acquired programs, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and the condition of the capital markets and the availability of financing for SciClone in particular. We are exploring various alternatives for financing in addition to sales of equity of SciClone, including a line of credit, debt financing and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments as of September 30, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less than 1	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$4,581,000	$233,000	$1,634,000	$1,167,000	$1,547,000
Purchase obligations(2)	2,000,000	500,000	1,500,000	—	—
Royalty obligations(3)	3,370,000	830,000	1,040,000	1,000,000	500,000
Long-term liabilities(4)	155,000	—	155,000	—	—

Total	$10,106,000	$1,563,000	$4,329,000	$2,167,000	$2,047,000

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.

(2)	This amount is payable to our European marketing and development partner, Sigma-Tau, to conduct and complete an HCV clinical trial in Europe.

(3)	This includes minimum royalty payments to the U.S. Army through 2010 and to Wayne State University (WSU) through 2012. Additionally upon regulatory approval of ZADAXIN and commercialization of the product in certain countries, we are obligated to pay the U.S. Army and WSU the greater of the respective minimum annual royalty or a royalty based on a percentage of ZADAXIN sales.

(4)	This amount represents a discretionary accrued long-term bonus payable to our CEO as of September 30, 2007 based on performance targets over the years 2006-2008.

In addition to the above commitments, we, as a result of our acquisition of the exclusive rights in the United States and Canada to develop and commercialize RP101, will pay a $1,300,000 milestone payment upon initiation of a phase 2 clinical trial, post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales of RP101. We also have assumed and amended the terms of a certain agreement for clinical trials management services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101, previously entered into by and between Avantogen Oncology, Inc. and Pharmaceutical Research Associates, Inc. (PRA). The estimated cost of PRA’s management services and pass-through costs is $8,000,000 and $4,000,000, respectively, of which we had paid $750,000 to PRA as of September 30, 2007, $1,164,000 was paid in October 2007, and the remaining amounts are expected to be paid to PRA as incurred, through 2009. We have also entered into a supply agreement with RESprotect GmbH (RESprotect) to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, we will share the scale-up costs required to manufacture RP101 with RESprotect prior to and after FDA approval. Our share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which we had paid €455,000 to RESprotect through September 30, 2007.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the nine-month period ended September 30, 2007.

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

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For each of the nine-month periods ended September 30, 2007 and 2006, approximately 92% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy. In China, ZADAXIN is approved only for the treatment of hepatitis B virus (HBV) and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in increasing quantities. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

We have received regulatory approvals to market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in the first half of 2008. Although we have been successful in obtaining a prior renewal, there is no assurance that we will receive renewals when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to conduct business in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals.

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

We believe we will need to raise additional capital in 2008 to fund our operations, including anticipated clinical trials, beyond 2008. However, we cannot assure you that such funds will be sufficient, or that we will attain profitable operations in future periods. In addition to development plans for ZADAXIN, SCV-07 and RP101, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; to date during 2007, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier is working to remedy the production problems, but has not been able to produce our product at targeted yields and costs. Until the production problems are remedied, we may suffer production problems that may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials, and RESprotect is the exclusive supplier of RP101 for our phase 2 study evaluating the safety and efficacy of RP101. Any unanticipated deficiencies in these suppliers, recall of the manufacturing lots or similar action regarding the pegylated interferon alpha or RP101 used in our clinical trials could delay the trials and detract from the integrity of the trial data and its potential use in future regulatory filings.

We rely on third parties and corporate collaborators to conduct clinical trials and these third parties may not perform satisfactorily.

We rely on third parties such as contract research organizations, medical institutions, clinical investigators, contract laboratories, and collaborative partners in the conduct of clinical trials for our product candidates. If these parties, whom we do not control, do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines or choose not to continue their relationship with us, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical or clinical activities may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. We are negotiating with Sigma-Tau regarding expenses for future ZADAXIN trials and have not determined responsibilities for the various trials including the proposed phase 3 malignant melanoma clinical trial. The outcome of these negotiations will affect our future operating results including the timing of proceeding with such phase 3 trial.

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

The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the EMEA for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of ZADAXIN, pegylated interferon alpha and ribavirin with the current standard of care. The final results of the European trial are not expected to be known until the second half of 2008. As with the FDA, the EMEA generally requires two confirmatory phase 3 clinical trials to support their equivalent of a New Drug Application (NDA). Therefore, results of the current triple therapy combination trial, even if positive and statistically significant, would by themselves be insufficient to support an NDA to the EMEA, and results from a second confirmatory phase 3 clinical trial would be needed. We cannot assure you that we or our European partner, Sigma-Tau, will undertake such trial, that any clinical trial of the triple therapy combination will yield favorable results, that we will receive approval for ZADAXIN for the treatment of HCV in Europe or the United States or for the treatment of HCV in other countries, or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

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

We, in collaboration with Sigma-Tau, in October 2007, shared the melanoma clinical data and received approval from the FDA to initiate phase 3 registration trials. We also intend to approach the EMEA to discuss our plans to initiate phase 3 registration trials. We cannot assure you that the final design of any trial that is approved will meet our expectations, that we or Sigma-Tau will receive approval for the indication or that we will achieve significant levels of sales. Further, we have not reached agreement on expense sharing for the trial, and our future expenses and ability to proceed with the trial are dependent in part on the conclusion of such discussions. If we can not proceed with the trial for any reason or the trial is unsuccessful, or even if successful, if we do not achieve commercially meaningful results, our business will be harmed.

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

We cannot predict the safety profile of the use of ZADAXIN, RP101 or SCV-07 when used in combination with other drugs.

Many of our trials involve the use of ZADAXIN in combination with other drugs and our pancreatic cancer clinical trial involves RP101 in combination with gemcitabin. SCV-07 may be developed to be used in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, lamivudine, and dacarbazine are known to cause adverse patient reactions. We cannot predict how ZADAXIN, RP101 or SCV-07 will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN, RP101 or SCV-07 when used in certain combination therapies.

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

China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within any six month period. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on three to six importers, in any given quarter, to supply substantially all of our product in China. Because we use a small number of importing agents in China, our receivables from any one importing agent are material, and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected.

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

We reported net loss of $6,336,000 for the nine months ended September 30, 2007. In addition, we have experienced significant operating losses in the past, and as of September 30, 2007, we had an accumulated deficit of approximately $165 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

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

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN in most of Europe. Biocompatibles is primarily responsible for the efforts to obtain regulatory approval in China for the DC Bead, and RESprotect is primarily responsible for the scale-up of production for RP101. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and they have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	progress and results of clinical trials involving ZADAXIN, RP101 and SCV-07;

•	progress of ZADAXIN through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in the United States, Europe and Japan;

•	progress of the DC Bead through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China;

•	timing and achievement of milestones;

•	changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

•	economic conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of September 30, 2007, no director or officer has such a plan however an officer or director may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R’s fair value method is having a significant impact on our results of operations, although it has had no impact on our cash or overall financial position. For the nine months ended September 30, 2007, we recognized $1,712,000 of stock-based compensation expense relating to the adoption of FAS 123R.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in U.S. Treasury or U.S. government agency notes and highly-rated, highly liquid short-term municipal securities. Our investments in these notes are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. In addition, our restricted long-term investment is invested in Italian state bonds which are subject to interest rate risk. A hypothetical 60 basis point increase in interest rates would result in an approximate $97,000 decrease (0.6%) in fair value of our available-for-sale and held-to-maturity securities. This potential change is based on sensitivity analyses performed on our financial position at September 30, 2007. Actual results may differ materially.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. However, our purchases from one of our contract manufacturers are denominated in euros and costs of our marketing efforts in China are paid in local currency. In addition, our restricted long-term bond investment is denominated in euros. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could unpredictably, materially and adversely affect our operating results and stock price and could result in exchange losses, although such losses have been insignificant to date.

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

Changes in Internal Controls

There has been no significant change in our internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Material changes in our risk factors from those previously disclosed in our Form 10-K for the year ended December 31, 2006, are as follows:

•	We modified our risk factor regarding our revenue being dependent on sales in foreign countries, the third and fourth paragraphs of which now read in full as follows:

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

We have received regulatory approvals to market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in the first half of 2008. Although we have been successful in obtaining a prior renewal, there is no assurance that we will receive renewals when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to conduct business in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals.

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

•

We moved our risk factor regarding our need to obtain additional capital so that it immediately precedes our risk factor regarding clinical trial results, and we also modified the risk factor, which now reads in full as follows:

We may need to obtain additional capital to support our long-term product development and commercialization programs.

We believe we will need to raise additional capital in 2008 to fund our operations, including anticipated clinical trials, beyond 2008. However, we cannot assure you that such funds will be sufficient, or that we will attain profitable operations in future periods. In addition to development plans for ZADAXIN, SCV-07 and RP101, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; to date during 2007, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier is working to remedy the production problems, but has not been able to produce our product at targeted yields and costs. Until the production problems are remedied, we may suffer production problems that may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials, and RESprotect is the exclusive supplier of RP101 for our phase 2 study evaluating the safety and efficacy of RP101. Any unanticipated deficiencies in these suppliers, recall of the manufacturing lots or similar action regarding the pegylated interferon alpha or RP101 used in our clinical trials could delay the trials and detract from the integrity of the trial data and its potential use in future regulatory filings.

•	We modified our risk factor regarding our reliance on third parties and corporate collaborators to conduct clinical trials, which now reads in full as follows:

We rely on third parties and corporate collaborators to conduct clinical trials and these third parties may not perform satisfactorily.

We rely on third parties such as contract research organizations, medical institutions, clinical investigators, contract laboratories, and collaborative partners in the conduct of clinical trials for our product candidates. If these parties, whom we do not control, do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines or choose not to continue their relationship with us, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical or clinical activities may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. We are negotiating with Sigma-Tau regarding expenses for future ZADAXIN trials and have not determined responsibilities for the various trials including the proposed phase 3 malignant melanoma clinical trial. The outcome of these negotiations will affect our future operating results including the timing of proceeding with such phase 3 trial.

•	We modified our risk factor regarding additional clinical trials and the results of clinical trials, the third, fourth and fifth paragraphs of which now read in full as follows:

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

The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the EMEA for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of ZADAXIN, pegylated interferon alpha and ribavirin with the current standard of care. The final results of the European trial are not expected to be known until the second half of 2008. As with the FDA, the EMEA generally requires two confirmatory phase 3 clinical trials to support their equivalent of a New Drug Application (NDA). Therefore, results of the current triple therapy combination trial, even if positive and statistically significant, would by themselves be insufficient to support an NDA to the EMEA, and results from a second confirmatory phase 3 clinical trial would be needed. We cannot assure you that we or our European partner, Sigma-Tau, will undertake such trial, that any clinical trial of the triple therapy combination will yield favorable results, that we will receive approval for ZADAXIN for the treatment of HCV in Europe or the United States or for the treatment of HCV in other countries, or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

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

We, in collaboration with Sigma-Tau, in October 2007, shared the melanoma clinical data and received approval from the FDA to initiate phase 3 registration trials. We also intend to approach the EMEA to discuss our plans to initiate phase 3 registration trials. We cannot assure you that the final design of any trial that is approved will meet our expectations, that we or Sigma-Tau will receive approval for the indication or that we will achieve significant levels of sales. Further, we have not reached agreement on expense sharing for the trial, and our future expenses and ability to proceed with the trial are dependent in part on the conclusion of such discussions. If we can not proceed with the trial for any reason or the trial is unsuccessful, or even if successful, if we do not achieve commercially meaningful results, our business will be harmed.

•	We modified our risk factor regarding the safety profile of our drugs, which now reads in full as follows:

We cannot predict the safety profile of the use of ZADAXIN, RP101, or SCV-07 when used in combination with other drugs.

Many of our trials involve the use of ZADAXIN in combination with other drugs and our pancreatic cancer clinical trial involves RP101 in combination with gemcitabin. SCV-07 may be developed to be used in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, lamivudine, and dacarbazine are known to cause adverse patient reactions. We cannot predict how ZADAXIN, RP101 or SCV-07 will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN, RP101 or SCV-07 when used in certain combination therapies.

•	We modified the fifth sentence in our risk factor regarding China’s tiered method of importing and distributing finished pharmaceutical products, which now reads as follows:

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next.

…We rely on three to six importers, in any given quarter, to supply substantially all of our product in China…

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

We reported net loss of $6,336,000 for the nine months ended September 30, 2007. In addition, we have experienced significant operating losses in the past, and as of September 30, 2007, we had an accumulated deficit of approximately $165 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

•	We modified our risk factor regarding commercialization of some of our products depending on collaborations with others, which now reads in full as follows:

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products.

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN in most of Europe. Biocompatibles is primarily responsible for the efforts to obtain regulatory approval in China for the DC Bead, and RESprotect is primarily responsible for the scale-up of production for RP101. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and they have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

•	We modified our risk factor regarding our stock price volatility to add one bullet point and modify another bullet point, which now read as follows:

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including;

•	progress and results of clinical trials involving ZADAXIN, RP101 and SCV-07;

•	changes in our agreements or relationships with collaborative partners;

•	We modified our risk factor regarding sales of our common stock by officers and directors, which now reads as follows:

Sales of our common stock by officers and directors could affect our stock price.

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of September 30, 2007, no director or officer has such a plan however an officer or director may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Item 6.	Exhibits

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2 (11)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(12)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6(13)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(13)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.8(7)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(7)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.10(8)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.11(8)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(8)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(8)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(9)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(9)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(10)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.17(14)	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., and Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.18(13)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.19(13)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

31.1(15)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(15)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(15)	Section 1350 Certification of Chief Executive Officer.

32.2(15)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 9, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007 filed on October 3, 2007.

(15)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: November 9, 2007	/s/ Richard A. Waldron
Richard A. Waldron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2 (11)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(3)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(4)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(12)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(5)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.2(5)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.3(5)	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.4(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.5(6)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.6(13)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(13)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005 and as further amended on February 22, 2007.

10.8(7)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(7)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

Exhibit Number	Exhibit

10.10(8)	Consulting Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006.

10.11(8)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(8)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(8)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(9)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(9)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(10)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.17(14)	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., and Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.18(13)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.19(13)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

31.1(15)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(15)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(15)	Section 1350 Certification of Chief Executive Officer.

32.2(15)	Section 1350 Certification of Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 9, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007 filed on October 3, 2007.

(15)	Filed herewith.