Form 10-K
period 2007-12-31
SCICLONE PHARMACEUTICALS INC
filed 2008-03-13
CIK 880771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-19825

SciClone Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3116852
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

950 Tower Lane Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

(650) 358-3456

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Global Market of the NASDAQ Stock Market Inc.
(Title of Class)	(Name of each exchange on which registered)

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Small Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of SciClone Pharmaceuticals, Inc. was approximately $112,279,000 as of June 30, 2007, based upon the average bid and asked price of SciClone Pharmaceuticals Inc.’s Common Stock on The NASDAQ National Market (now The NASDAQ Global Market of the NASDAQ Stock Market Inc.) on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2008, there were 46,219,562 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

OVERVIEW

SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of novel therapeutics to treat life-threatening diseases. We are positioned to grow our two assets, a biotechnology business focused on developing late-stage products for cancer and viral infectious diseases for the United States and Europe, and SciClone China, our pharmaceutical business which generates important cash flow to fund its growth and significantly contributes to the funding of our biotechnology business. Our strategy is to in-license late-stage clinical products and develop them for commercialization in the United States, Europe, and the People’s Republic of China, one of the world’s fastest growing pharmaceutical markets.

Our lead product ZADAXIN®, our brand of thymalfasin, is approved in select international markets and is one of the largest selling imported drugs in China today, measured in revenue. For the U.S. and European markets, we are evaluating thymalfasin in a nearly completed phase 3 clinical trial for the hepatitis C virus (HCV) and are planning the regulatory strategy and design of a phase 3 clinical trial for malignant melanoma. Our other drug development candidates are SCV-07, currently being evaluated in a proof-of-concept phase 2 HCV clinical trial, and RP101, currently being evaluated in an ongoing phase 2 pancreatic cancer clinical trial.

As part of our global product development efforts, we are evaluating thymalfasin in a nearly completed phase 3 clinical trial targeting HCV, which we believe could become a significant component of the multi-billion dollar hepatitis C therapeutic market in the U.S. and Europe. This phase 3 clinical trial is being conducted in Europe by our European partner Sigma-Tau and was designed as a multi-center, double blinded, randomized, controlled trial. In this trial, we are evaluating thymalfasin as an additive therapy to pegylated interferon alpha and ribavirin to treat HCV patients who have failed current therapy, also known as non-responder patients. In February 2008, we reported promising interim blinded results indicating thymalfasin may increase sustained viral response (SVR) rates for non-responder patients and we expect to report final unblinded data in the third quarter of 2008 which may or may not confirm the interim results.

In addition to the HCV opportunity, we are evaluating thymalfasin as a therapy for malignant melanoma, which we estimate is a $200 million market opportunity for thymalfasin worldwide. In June 2007, we reported positive results from a 488-patient phase 2 clinical trial demonstrating thymalfasin in combination with dacarbazine, the standard of care, met its primary endpoint in tumor response and showed promise in extending survival for patients diagnosed with stage IV malignant melanoma. Together with Sigma-Tau, we are planning the design of a phase 3 melanoma trial and a regulatory strategy, including a Special Protocol Assessment (SPA)

to be filed with the U.S. Food and Drug Administration (FDA). We plan to determine the development plans for thymalfasin in HCV and malignant melanoma after reporting final HCV data in the third quarter of 2008 and may seek a partner agreement as part of such plan.

In addition to thymalfasin, we are developing RP101 and SCV-07 for the treatment of life-threatening diseases. We are conducting a multi-center, randomized, double-blinded, placebo controlled phase 2 clinical trial using RP101 in combination with gemcitabine chemotherapy in 153 patients with late-stage pancreatic cancer. We expect to complete enrollment of this trial in the first half of 2009 and report data in the first half of 2010. SCV-07, our third development-stage compound, is being evaluated in a proof-of-concept phase 2 clinical trial to investigate the potential antiviral effects of our proprietary compound SCV-07 specifically in HCV patients. We expect to report data from this trial in the first half of 2008.

In addition to our development efforts in the United States and Europe, we are expanding SciClone China with the goal of becoming a significant pharmaceutical company in this rapidly growing market. A key part of our strategy is to leverage our decade of experience in this market by growing SciClone China from a sales and marketing organization into a more fully-integrated pharmaceutical company. After acquiring the Chinese marketing rights to DC BeadTM for liver cancer, we are pursuing regulatory approval and intend to launch this product in the second half of 2008. To continue to grow the sales and cash flow from SciClone China, we intend to broaden our product portfolio further by in-licensing or acquiring the marketing rights to other synergistic products. We believe we are well-positioned to in-license additional therapeutics for both China and the significantly larger U.S. and European markets, in part because of our opportunity to develop and commercialize these products in China. Also, we intend to use our clinical work in China to support and accelerate regulatory applications in the United States and Europe. SciClone Pharmaceuticals, Inc. was organized in 1990 as a California corporation and reincorporated in Delaware in 2003. Our corporate headquarters are located in Foster City, California. For information about our revenues from external customers, measures of our profit and loss, our total assets and other financial matters, you should read our Consolidated Financial Statements provided in Part II, Item 8 of this Form 10-K.

STRATEGY

SciClone’s objective is to develop and commercialize select products for the large United States and European pharmaceutical markets and build a significant pharmaceutical business in the growing Chinese pharmaceutical market. Our late-stage clinical trials in the United States and Europe are focused on the development of thymalfasin for HCV and malignant melanoma, SCV-07 for viral infectious diseases, and RP101 for pancreatic cancer. Our objective is to achieve many significant milestones in 2008, including reporting phase 2 HCV data for SCV-07 in the first half of 2008, reporting phase 3 HCV data for thymalfasin in the third quarter of 2008, significantly advancing the enrollment of patients in the phase 2 pancreatic cancer trial for RP101, pursuing a Clinical Trial Agreement (CTA) to conduct clinical development of SCV-07 in China, and launching DC Bead in China during the second half of 2008. Our strategy may include partnership agreements if favorable terms can be achieved.

Over the last decade, SciClone China has established a successful sales and marketing organization and extensive importation and distribution channels, which have resulted in strong growth in sales and substantial cash flow. Through our sales force of more than 140 Chinese medical representatives, we believe we have developed a good reputation and relationships with physicians and administrators in over 500 hospitals in the major cities in China. We are expanding into the second and third tier cities to continue our growth. As a result of these efforts, ZADAXIN is one of the top-selling imported pharmaceutical products in China, measured in revenue, and we have a strong commercial presence in liver disease, cancer and the intensive care setting. We continue to expand our clinical development and regulatory capabilities in China to develop and commercialize additional products, such as DC Bead and SCV-07, by working with locally established contract research organizations (CROs) to conduct good clinical practice (GCP) and International Conference on Harmonization (ICH)-standard clinical trials and file regulatory documents with the Chinese State Food and Drug Administration (the SFDA).

A key factor in the successful execution of our strategy is the in-licensing of promising and attractive development-stage product candidates. One source of these potential products may be small- to mid-sized research-focused biotechnology companies based in the United States and Europe seeking to advance the development of their products rapidly and cost-effectively primarily for their home markets. We believe that one of our main competitive advantages in securing such licenses, for the U.S. or European markets in addition to the China market, is our ability to develop and commercialize novel biopharmaceutical products in China.

DEVELOPING PRODUCTS FOR THE U.S. AND EUROPEAN MARKETS

SciClone’s Lead Product ZADAXIN (Thymalfasin)

ZADAXIN, scientifically referred to as thymalfasin or thymosin alpha 1, is SciClone’s synthetic preparation of thymalfasin, a thymic peptide which circulates in the blood naturally, and is instrumental in the immune response to certain cancers and viral infections. Published scientific and clinical studies have shown that thymalfasin helps stimulate and direct the body’s immune response to eradicate infectious diseases like HCV and HBV, as well as certain cancers. Thymalfasin appears to be well tolerated with few reports of significant side effects or toxicities associated with its use.

Thymalfasin elicits a variety of immune system responses against viruses. One such response is an increase in production of certain subsets of white blood cells and their differentiation into CD-4 helper cells, specifically towards differentiation into the Th1 subset of CD-4 helper cells (Th1 cells secrete cytokines such as interleukin-2 (IL-2) and gamma interferon that can help the immune response). Moreover, as thymalfasin increases differentiation into Th1 cells, it also results in decreased CD-4 cell differentiation into the Th2 subset of CD-4 helper cells that produce cytokines, such as IL-4, which are associated with persistence of viral infection. In addition, thymalfasin stimulates several other components of the immune response that help the body attack and kill virally-infected cells.

Thymalfasin Triple Therapy for HCV

In the third quarter of 2008, SciClone and our European partner Sigma-Tau expect to report final data from a nearly completed phase 3 clinical trial evaluating thymalfasin as part of a triple therapy in treating HCV non-responder patients. We believe thymalfasin could become a significant component of the multi-billion dollar hepatitis C therapeutic market in the U.S. and Europe. The phase 3 triple therapy clinical trial was designed with a well-accepted protocol as a multi-center, double blinded, randomized, placebo-controlled trial. In February 2008, we reported promising interim blinded results indicating thymalfasin may increase sustained viral response (SVR) rates for HCV non-responder patients.

Triple therapy, the addition of another agent to the combination of pegylated interferon alpha and ribavirin, is now an accepted approach in the effort to develop a new therapeutic regimen that may provide HCV patients with a potentially better chance to reach an SVR. We were a pioneer in developing the triple therapy approach, and today several drug developers are combining their drug in a triple therapy regimen for HCV clinical trials, typically after discovering that their drug alone or in combination with only pegylated interferon alpha did not provide satisfactory results in comparison to the standard therapy of pegylated interferon and ribavirin. In 2005 and 2006, SciClone completed two phase 3 clinical trials using thymalfasin in combination with pegylated interferon without ribavirin. Although those trials did not show statistical significance in the thymalfasin treatment arm, a positive thymalfasin-related trend was observed in SVR.

SciClone has patent protection through 2021 in the United States and Europe for the HCV treatment approach using the triple therapy of thymalfasin, pegylated interferon, and ribavirin. Sigma-Tau retains the European rights to thymalfasin while we have retained rights in all other regions of the world, including the United States.

Phase 3 Interim Blinded ETR (48 Weeks)

The interim blinded HCV data from the phase 3 triple therapy trial show that at the end of 48 weeks of therapy, 171 out of 553 total patients achieved an end-of-treatment response (ETR). As blinded results, the 171 patients achieving an ETR include both treatment and control group patients. A response to treatment is defined as having no detectable HCV RNA circulating in the blood at the end of 48 weeks of therapy.

Phase 3 Interim Blinded SVR (72 Weeks)

Of the 171 patients who responded after 48 weeks of therapy, 150 have completed the 24-week follow up period (72 week observation) and 54 have achieved an SVR. Of the remaining 21 patients who responded at the end of therapy, 12 were HCV negative at week 60 (12-week follow up observation period) and 2 had yet to reach the week 60 follow-up point. All patients will complete the observation period by the end of the second quarter 2008.

While these data include both treatment and control group patients, SciClone and Sigma-Tau believe the trend is promising in light of other recent clinical trial results in non-responder HCV patients retreated with only pegylated interferon alpha and ribavirin which demonstrated SVR rates of 3 to 8% at the 72 week observation point. Details of the phase 3 triple therapy study design and preliminary blinded safety data were reported by Professor Rizzetto at the ‘Thymosins in Health and Disease First International Symposium’ in Washington D.C. and also were published in September 2007 in a special edition of the Annals of the New York Academy of Sciences.

If the final results of this nearly completed phase 3 trial are positive, SciClone and Sigma-Tau plan to meet with the regulatory authorities in the United States and Europe to determine the most expeditious process to bring this therapy to the market.

Phase 3 Triple Therapy Trial Protocol

The nearly completed phase 3, multi-center, double-blinded, randomized study enrolled 553 predominately genotype 1 HCV patients who have not responded to previous treatment with pegylated interferon alpha and ribavirin. Patients were randomized, in a one-to-one ratio, to receive either thymalfasin or a placebo, and all patients received pegylated interferon alpha and ribavirin. After completing 48 weeks of treatment, patients are monitored twice during a 24-week observation period at week 60 and week 72.

The primary endpoint of the trial is SVR, defined as the absence of HCV RNA measured at week 72, which is the end of the 24-week observation period. The secondary endpoints are normalization of ALT (an enzyme that when present in increased levels is an indicator of inflammation or damage of the liver) measured at the end of weeks 48 and 72, absence of HCV RNA measured at week 48, and an improvement in liver biopsy.

Triple Therapy Pilot Study Results

The design of this nearly completed phase 3 triple therapy clinical trial is derived from the positive results from a 2005 pilot study conducted by a team led by Jorge L. Poo, M.D., Chief Scientific Officer of CIF-Biotech at the Medica Sur hospital in Mexico City. This study evaluated the use of thymalfasin in combination with pegylated interferon alpha 2a and ribavirin to treat 40 patients who had not responded to prior therapy with the non-pegylated form of interferon and ribavirin. Measured on an intent-to-treat basis, this small study demonstrated a 22% SVR for genotype 1 non-responder patients. By comparison, results from a separate, unrelated clinical trial showed a 5% SVR for genotype 1 non-responder patients re-treated with pegylated interferon and ribavirin.

About HCV

HCV is a blood-borne viral disease which causes inflammation of the liver. The World Health Organization estimates that 170 million people worldwide are infected with HCV, and the Centers for Disease Control estimates that approximately 8 to 10 million people are infected with HCV throughout the U.S. and Europe. Of these patients, more than 5 million are chronically infected, and the persistent liver inflammation in chronically infected patients can develop serious complications including cirrhosis of the liver, liver failure and hepatocellular carcinoma or liver cancer. Each year, approximately 160,000 patients in the United States and Europe are treated for HCV, with only half of those patients achieving an SVR. We estimate that by 2013 nearly 800,000 HCV patients in the United States and Europe will have failed current therapy since it was approved in 2003, making a major market opportunity for thymalfasin as a component of triple therapy for non-responders alone.

Thymalfasin for Advanced-Stage Malignant Melanoma

In June 2007, we reported results from a 488-patient phase 2 clinical trial showing thymalfasin achieved its primary endpoint of tumor response and shows promise in extending survival for patients diagnosed with stage IV malignant melanoma, the most advanced form of skin cancer. Results showed that thymalfasin in combination with dacarbazine (DTIC) chemotherapy tripled the overall response rate and extended overall survival by nearly 3 months compared to patients treated with DTIC, the current standard of care, and interferon alpha. This phase 2 clinical trial was conducted by Sigma-Tau in Europe and the final data were reported at the 2007 Annual Meeting of the American Society of Clinical Oncology (ASCO).

SciClone and Sigma-Tau are planning the design of a phase 3 melanoma trial and a regulatory strategy, which could include a Special Protocol Assessment (SPA) to be filed with the U.S. FDA. As thymalfasin’s phase 3 clinical development for HCV and melanoma have potentially significantly different timelines, costs, market potentials, competitive products and other factors, we plan to review the final results from the phase 3 HCV clinical trial in the third quarter of 2008 before determining the optimal development program for thymalfasin for the HCV and malignant melanoma indications. To optimize our financial resources, our strategy may include partnership agreements if favorable terms can be achieved.

Thymalfasin has been granted Orphan Drug Designation by the U.S. FDA for the treatment of stage IIb through stage IV malignant melanoma. Sigma-Tau has the European rights to thymalfasin while we have retained rights elsewhere in the world, including the United States. The Orphan Drug designation will allow us a seven-year period of market exclusivity if and when thymalfasin is approved for this indication in the United States. This designation is intended to provide incentives to drug and biologics suppliers to develop and supply drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals.

The completed phase 2 multi-center, randomized, open-label clinical trial enrolled 488 patients with stage IV metastatic melanoma at 64 European clinical sites. The trial was designed to evaluate different dose levels of thymalfasin in combination with DTIC chemotherapy, with and without low-dose interferon alpha, as a first-line treatment for malignant melanoma. Most patients enrolled in the trial had liver and other metastases and the remaining patients had lung metastases and skin or lymph node metastases. Thymalfasin at all dose levels was well-tolerated in all treated patients, with no serious adverse events attributed to the drug.

Phase 2 clinical trial results demonstrated that thymalfasin achieved its primary endpoint in overall tumor response. In this phase 2 clinical trial, all patients in the treatment arms containing thymalfasin showed a greater overall tumor response, including complete response (CR) and partial response (PR), than those in the control arm. Patients treated with the 3.2 mg dose of thymalfasin in combination with DTIC without interferon alpha showed an overall tumor response of 12.1%, compared to 4.1% for patients in the control group treated with DTIC and interferon alpha.

When measured for overall survival, all patients in the treatment arms containing thymalfasin reached a longer median survival than those in the control arm. Patients treated with the 3.2 mg dose of thymalfasin in combination with DTIC without interferon alpha reached a median survival of 9.3 months, compared to 6.6 months for patients in the control group treated with DTIC and interferon alpha. Median progression free survival was 1.87 months for the group of patients treated with the 3.2 mg dose of thymalfasin in combination with DTIC without interferon alpha, compared to 1.81 months for the control group treated with DTIC and interferon alpha. Even though the median progression free survival times were similar, the Hazard Ratio (HR) comparing 3.2 mg of thymalfasin together with DTIC versus patients treated with DTIC and interferon alpha was 0.74, which translate into a 26% reduction of the risk of disease progression for patients treated with 3.2 mg of thymalfasin.

In a subset analysis excluding patients with elevated levels of the enzyme lactate dehydrogenase (LDH), a factor associated with poor prognosis, the group of patients with normal LDH levels treated with the 3.2 mg dose of thymalfasin in combination with DTIC without interferon reached a median survival of 14.4 months, compared to 10.8 months for the control group treated with DTIC and interferon alpha. Median progression free survival was 3.65 months for the group of normal LDH patients treated with the 3.2 mg dose of thymalfasin in combination with DTIC without interferon alpha, compared to 2.17 months for the control group treated with DTIC and interferon alpha (HR=0.62).

How Thymalfasin Works in Melanoma

Suppression of the growth of immune-sensitive tumors such as melanoma has been shown to be dependent on a strong immune response, including a large number of activated effectors such as tumor-infiltrating lymphocyte cells (TILs), and specific anti-melanoma cytotoxic T lymphocytes (CTL). It is also important to increase the presentation of cancer-specific antigens to the immune system through sustained expression of these molecules along with MHC Class I, as cancers can avoid detection by the immune system via suppression of the expression and presentation of these specific antigens.

Thymalfasin’s potential beneficial role in treatment of melanoma derives from its demonstrated broad activation of these various arms of the immune system, including increases in TILs, CTLs, and expression of MHC Class I and tumor-specific antigens. Thymalfasin’s multiple activities arise through activation of Toll-like receptor 9 and signaling through increases in the nuclear factor NfKB through Myd88 and IKKb. Evaluation of thymalfasin’s utility in melanoma animal models has confirmed effective anti-tumor activity.

About Malignant Melanoma

Skin cancer is the most common form of cancer in the United States. In 2008, the American Cancer Society estimated that approximately 8,420 deaths would occur from melanoma and another 62,480 cases of melanoma were expected to be diagnosed in the United States. Melanoma is classified as stage IV, the most advanced form, once the cancer has spread beyond the skin to a distant site. DTIC and interleukin-2 (IL-2) are the only FDA-approved therapies for the treatment of malignant melanoma. However, these other therapeutic agents including alpha interferon, used alone or in combination, are ineffective at extending overall patient survival, which at this stage is typically only about six to nine months. Response to treatment largely depends upon the stage of melanoma, disease site and the extent to which the cancer has spread.

RP101 for Cancer

In January 2008, SciClone dosed its first patient in a phase 2 clinical trial using RP101 as an additive therapy to gemcitabine, the current standard of care, for the treatment of patients with pancreatic cancer. We expect to complete the enrollment of the planned 153 patients in this phase 2 clinical trial in the first half of 2009 and report data in the first half of 2010.

We estimate the potential U.S. market opportunity is $500 million for RP101, a nucleoside analog which may act to enhance the beneficial effect of chemotherapy. In April 2007, we acquired the exclusive rights in the United States and Canada to develop and commercialize RP101 for the treatment of cancer from Resistys, Inc., a wholly owned subsidiary of Avantogen Oncology, Inc. Under the terms of the agreements with Resistys, Inc. and RESprotect GmbH, we paid approximately $1,700,000 in upfront fees, and in the first quarter of 2008 a

$1,320,000 milestone payment upon dosage of the first patient in the phase 2 clinical trial. In addition, we may be obligated to pay post phase 3 success-based regulatory and commercial milestone payments of up to $22,000,000 as well as royalties on future sales. We believe this agreement provides an attractive opportunity to develop RP101 for a new indication with significant market potential for small near-term payments and future success-based payments upon developing and commercializing this compound.

RP101 has been granted Orphan Drug Designation for the adjunct treatment of pancreatic cancer by the U.S. FDA. The drug is approved in several European countries for antiviral indications. We believe that the compound’s potential efficacy to combat chemoresistance and improve chemosensitivity constitutes a new clinical use for RP101, which is protected by use patents, the exclusive rights to which we have for the United States and Canada.

Phase 2 Pancreatic Cancer Trial Protocol

This ongoing phase 2 clinical trial is randomized, placebo-controlled, and double-blind and is planned to be conducted at 55 sites throughout the United States, Europe and South America. We plan to enroll a total of 153 late-stage pancreatic cancer patients, randomized with two patients assigned to the treatment arm for each patient assigned to the control arm. Patients will receive either gemcitabine plus RP101 or gemcitabine alone for three weeks, followed by one week of rest, for each of six cycles. The primary endpoint is overall survival, with a secondary endpoint of progression-free survival.

Phase 1 Study Data

In a previous phase 1 clinical study in 22 late-stage pancreatic cancer patients, patients receiving RP101 in combination with gemcitabine had a median survival of 9.3 months, compared to a historical control of approximately 6 months for patients treated with gemcitabine alone. In addition, six and 12-month survival rates for treated patients were 68% and 39%, respectively, compared to historical controls of 47% and 13% for patients treated with gemcitabine alone.

In a separate phase 1 study published in the Journal of Clinical Oncology, patients treated with RP101, gemcitabine and cisplatin had a median survival of 447 days, compared to the historical control of 186 days for patients treated with gemcitabine and cisplatin alone. Median time to progression for the treated patients group was 280 days compared to 104 days for the historical control group.

In both studies, the most common adverse events were nausea, fatigue, vomiting, neutropenia, anorexia, and fever, toxicities consistent with those expected for gemcitabine alone. Although it is difficult to draw conclusions from two separate, unrelated trials, we believe the results from these clinical trials are encouraging.

About RP101

RP101, also known as BVdU, is a nucleoside analog which has shown the potential to prevent the induction of resistance to chemotherapy, suppressing genes involved in development of that resistance, and enhancing sensitivity to chemotherapy. Additionally, RP101 has been shown to induce cell death, or apoptosis, in cancer cells. In several preclinical and clinical studies, RP101 has shown biological activity in various cancer indications and has shown the potential to extend survival for pancreatic cancer patients.

About Pancreatic Cancer

Pancreatic cancer is one of the most deadly forms of cancer. The American Cancer Society estimated in 2008 that approximately 37,680 cases and 34,290 deaths would result from pancreatic cancer in the United States, making it the fourth leading cause of overall cancer death. This disease is difficult to diagnose in its early stages, and most patients have incurable disease by the time they are diagnosed with pancreatic cancer. The overall median survival of patients with pancreatic cancer is only four to six months. Patients with advanced stages of pancreatic cancer are typically treated with chemotherapeutic agents such as gemcitabine, alone or in combination with other addictive therapeutics, with minimal increases in overall survival.

SCV-07 for Viral Infectious Diseases

In the first half of 2008, we expect to report data from a proof-of-concept phase 2 clinical trial in the United States using SCV-07 as a sole agent to treat patients infected with HCV. The trial is designed to evaluate the therapeutic effect of SCV-07 on patients with HCV. Should these results be positive, SCV-07 could be developed as a safe and potentially orally bioavailable HCV therapeutic which could replace or lower the dose of pegylated interferon alpha therapy.

SCV-07 has strong intellectual property protection through “composition of matter” patent claims and is approved already in Russia for tuberculosis. We acquired exclusive worldwide rights outside of Russia from Verta, Ltd.

Phase 2 HCV Trial Protocol

The randomized, placebo-controlled trial is designed to enroll 30 patients infected with the genotype 1 strain of the HCV virus who previously responded to treatment with interferon alpha and ribavirin, but subsequently relapsed. Patients are being randomized into three cohorts of escalating doses and receiving daily subcutaneous injections of SCV-07 or placebo. After completing seven days of therapy all patients are being monitored for 14 days. The primary endpoint of the trial will be a single-log reduction in the hepatitis C viral load.

Preclinical Data

In June 2007, we reported data from an animal model study demonstrating that SCV-07 inhibits melanoma tumor growth, a cancer known to be sensitive to immune modulation. Additional preclinical studies in mucositis, lung cancer and malignant melanoma have demonstrated positive results.

About SCV-07

Our proprietary drug candidate SCV-07 (gamma-D-glutamyl-L-tryptophan) is a synthetic peptide with proven immune stimulating effects. SCV-07 has shown efficacy in treating bacterial infections. SCV-07 specifically stimulates the immune systems through its effects on T-helper 1 cells, which are essential for clearance of viral infections. SCV-07 has shown safety at varied single and multi-dose levels and is orally bioavailable.

BUILDING A LEADING PHARMACEUTICAL BUSINESS IN CHINA

The Chinese Pharmaceutical Market

The demand for pharmaceutical products in China is fueled by strong economic development, a growing urban middle class, and an aging population with related rising incidences of diseases such as cancer, diabetes, and heart disease. By 2010, approximately 170 million people in China are projected to be over 65 with increasing healthcare needs. Another significant change affecting medical care in China has been the deregulation of the healthcare system. This has resulted in a shift of responsibility for healthcare decisions from the government and the hospital to the physician and the patient, and has allowed patients greater access to healthcare services and novel therapeutic products. The increasing ability of patients to afford private pay healthcare options, such as treatments and services not reimbursable under available insurance plans, also has broadened the market for new therapies.

As China seeks to be a global competitor in the pharmaceutical market, the Chinese government is increasing product requirements for marketing approval and adopting additional manufacturing and clinical trial standards similar to those in the United States and in Europe. While low cost access to important resources, such as clinical trial development and manufacturing, is available to current and potential participants in the Chinese pharmaceutical market, ultimate success is dependent upon sales and marketing efforts and distribution capabilities.

Sales to hospitals account for approximately 80% to 85% of total pharmaceutical sales revenue in China. For sales of novel biopharmaceutical products, we believe that share is even higher. For any pharmaceutical product to be successful, physicians must be familiar with its use, the national medical community must hold it in high regard, and the provider and manufacturer must have a good reputation within the medical community. The detailing of products to physicians and hospital administrators by company medical representatives and sales staff, supported by product focused medical education seminars, are critical for product launches and essential to gain and maintain market share. The acceptance rate of newly introduced pharmaceutical products is lower and longer than is typically observed in the U.S. or European markets. It is estimated that only about 12 pharmaceutical products had sales in China in excess of $50 million in 2007.

Trusted relationships with effective distributors are also necessary for product success. Only registered Chinese distributors, by law, can arrange for the sale of pharmaceutical products to hospitals. The distributors fulfill other key functions such as the storage and delivery of the product and receivable collection. Distribution networks in China are tiered, which especially complicates sales outside of the major metropolitan regions. The pharmaceutical distribution business is highly regulated, and companies without established networks or relationships with major distributors face significant marketing challenges.

SciClone China’s Established Business

In China, we have an established business with growing product revenue and positive cash flow. We have a strong commitment to build on this base and introduce new pharmaceutical products to meet the country’s evolving healthcare needs. After launching ZADAXIN in China in 1996, by 2007 our worldwide sales of this product reached more than $37 million, 92% of which was sales to China. Today, ZADAXIN is one of the top selling imported pharmaceutical products in China, measured by revenue.

Over the past decade, SciClone China has established a strong commercial presence in liver disease, cancer and the intensive care setting. We employ a team of over 140 Chinese medical representatives who are well-trained regarding ZADAXIN’s attributes and understand the changing healthcare environment, the physician’s role and the patient’s needs in this unique culture. These representatives focus their efforts on building strong relationships with physicians, pharmacists and administrators in over 500 hospitals in the major cities in China. As we continue to grow our sales in China, we have begun to expand into second and third tier cities within this country. We are an active participant in, and sponsor of, regional and international medical conferences related to liver disease. Although ZADAXIN is not covered by patents in China, we endeavor to position ZADAXIN as a high-quality, imported, premium-priced product rather than compete with generics based on price.

To distribute ZADAXIN in China, physician and hospital pharmacy orders for ZADAXIN are fulfilled largely through four licensed distributors. These large and well-established distributors were selected based on their capabilities, integrity, and strength in their regional marketplace. The first distributor covers the North, centered on Beijing; the second covers the East coast, centered on Shanghai; and the third covers the South, centered on Guang Dong. The fourth is the principal nationwide distributor to the military and most government service hospitals. Our distributors purchase their ZADAXIN supplies from our selected well-established, government-licensed importing agents. Sales terms to the importing agents in China are on a no-return basis, except under limited terms regarding product quality, and typically are for payment in six months to accommodate the importing agents’ costs of importation including duties and quality assurance testing fees and the long collection cycle associated with sales within the country.

China accounted for approximately 92%, 92%, and 91%, respectively, of our product sales for the years ended December 31, 2007, 2006 and 2005. ZADAXIN is approved in China for the treatment of hepatitis B virus (HBV) and for use as a vaccine adjuvant. However, physicians have been using ZADAXIN increasingly in oncology and for intensive care patients.

In 2007, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 63% and 21% of our product sales, respectively, and one other importer accounted for 8%. In 2006, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 66% and 15% of our product sales, respectively, and two other importers accounted for a combined 11%. In 2005, Guang Dong South Pharmaceutical Foreign Trade Co., Ltd, Zhuhai Golden Medicine Co., Ltd and China National Pharmaceutical Foreign Trade Corporation accounted for 57%, 19%, and 15% of our product sales, respectively. No other customers accounted for more than 10% of product sales in those periods. As of December 31, 2007, approximately $11,941,000 or 94% of our accounts receivable were attributable to two customers in China.

Broadening SciClone China’s Product Portfolio

To build on SciClone China’s successful sales and marketing business, we are actively seeking to in-license additional candidates for our product portfolio and drug candidate pipeline. We continue to expand our clinical, regulatory and in-licensing capabilities in the areas of clinical development experience, established relationships with CROs, deep understanding of the regulatory process, and in-licensing expertise targeting the unique needs of the patient population in China.

We believe that our capabilities in China are an advantage in our efforts to secure the marketing rights to development-stage products for either the U.S. or European markets in addition to the China market. Few biotechnology companies in the United States or Europe have efficient access to develop or commercialize their products for the China market. Our strategy is to provide a significant value proposition to U.S. and European biotechnology companies as their collaborative partner for the development and commercialization of their products by offering the following advantages:

•

Time savings in obtaining regulatory approval for and launch of product into the major pharmaceutical markets and China. Our business in China offers access to large patient populations, providing for rapid enrollment of clinical trials, creating a potential advantage of a “first to market” for new therapeutics in the rapidly growing Chinese pharmaceutical market.

•	Cost savings in developing a product for the U.S. or European markets as clinical trials in China are cost-effective.

•	SciClone would provide license fees, milestone payments and royalty stream to their collaborative partners for the rights to develop and commercialize their products.

•	Attractive opportunity for a biotechnology company to retain the product rights for its home market or until the product reaches a more advanced, and potentially more valuable, stage of development.

•	GCP- and ICH-standard clinical trials conducted to meet the regulatory requirements of the SFDA and potentially to serve as one of the pivotal trials for FDA and EMEA filings.

•	Top management attention to a product’s rapid development, successful launch and strong promotion in China.

•	Proven sales capabilities of our well-trained, experienced and effective marketing force in China.

As the first of such in-license opportunities, in June 2006 we acquired the exclusive Chinese marketing rights to DC Bead and submitted a regulatory application to the SFDA in December 2006. DC Bead is currently approved in Europe and we are targeting approval in China for DC Bead as a treatment for liver cancer. China accounts for one-half of the world’s liver cancer cases and in China more than 300,000 people die annually from this disease, making this an important unmet medical need.

Currently, we are evaluating opportunities to acquire or in-license the marketing rights to other proprietary products in China that can be effectively and efficiently marketed to physicians by our team of medical representatives. To maintain maximum efficiency in our existing operations, we plan to continue to focus on product opportunities in the areas of oncology, infectious disease and intensive care medicine.

DC Bead for Liver Cancer

After acquiring the exclusive Chinese marketing rights to DC Bead, we filed a regulatory application with the SFDA and expect to launch this product for the treatment of liver cancer in the second half of 2008.

We acquired the rights to DC Bead, an embolizing and chemotherapy releasing device, from Biocompatibles International plc. (Biocompatibles) in June 2006. The DC Bead is approved in Europe for use in the treatment of malignant hypervascularized tumors such as hepatocellular carcinoma (HCC), or primary liver cancer. In December 2006, we submitted a regulatory application to the SFDA for approval to market the DC Bead for the treatment of liver cancer.

About DC Bead

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

About Liver Cancer

HCC is the fifth most common form of cancer worldwide, but represents the third most common cause of death from cancer. Over half of all worldwide cases of liver cancer occur in China with nearly 350,000 new cases and over 300,000 deaths each year, according to the GloboCan 2002 database published by the International Agency for Research on Cancer. The pervasiveness of liver cancer in China is principally due to the high prevalence of the HBV in that part of the world. Left untreated, HBV, like HCV, often leads to cirrhosis of the liver and liver cancer. Liver cancer that cannot be removed through surgery is frequently treated by transarterial chemoembolization (TACE). While TACE has shown efficacy in treating unresectable HCC, one of its drawbacks is the risk of systemic leakage of the chemotherapeutic drug throughout the body. The systemic exposure to the chemotherapeutic agent doxorubicin in particular is known to cause toxicity to the heart, including the risk of fatal congestive heart failure. DC Bead is designed to reduce this risk by delivering drugs directly to the tumor site.

International Sales and Marketing

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

Product sales were $37,038,000, $32,433,000, and $27,842,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and all were derived from sales of ZADAXIN.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Patents

We seek regulatory approval for our products in disease areas with unmet medical need, significant market potential and where we have a proprietary position through patents covering use, process, or composition of matter for our products. For our lead product ZADAXIN, we are the licensee or owner of patents relating to the use of thymosin alpha 1 for certain diseases and its process of manufacture. ZADAXIN is not protected by patents in China, the largest current market for our product.

We are the exclusive owner of patents relating to the use of thymalfasin in combination with pegylated interferon alpha and ribavirin in the United States as well as the use of thymalfasin in combination with pegylated interferon alpha, with or without ribavirin, in Europe as a therapy for HCV that do not expire until 2021 and we have applications pending for such combinations in certain other countries. In the United States and certain European countries, the period of patent protection may be extended depending on the relevant dates of patent grant and market authorization, and we may, depending on the timing of any future approval, be eligible for such an extension.

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

We are either a patentee or exclusive licensee of use and process patents related to the method of making and the therapeutic uses of thymalfasin. Our process patents are directed to methods of making thymalfasin and have been issued in the United States, a majority of European countries, Japan, Canada, Hong Kong, Taiwan and South Korea. Although the composition of matter patents related to thymalfasin have expired in the major pharmaceutical markets, we have several composition of matter patents and applications directed to analogues and derivatives of thymalfasin which have been granted in the United States and in important international markets. Our commercialized product, and the product we are using in our clinical trials, is thymalfasin and not an analogue or derivative. However, we continue to seek additional proprietary rights relating to the use of thymalfasin.

We are the exclusive licensee of issued U.S. patents covering certain methods of use of RP101 which relate to preventing or reducing the formation of resistance in cytostatic treatment, a treatment typically used in cancer. These rights extend to approximately 2022.

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

Orphan drug protection has been or may be sought where available if such protection also grants additional market exclusivity. We have obtained orphan drug designation for thymosin alpha 1 for the treatment of malignant melanoma in the United States and for the treatment of hepatocellular carcinoma in the United States and in Europe. We have obtained orphan drug designation for RP101 for the adjuct treatment of pancreatic cancer in the United States.

We have filed trademark applications worldwide for ZADAXIN and other trademarks that appear on our commercial packaging and promotional literature. Copyrights for the commercial packaging may prevent counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. Brand and trademark protection are particularly important to us in China. We have implemented anti-counterfeiting measures on commercial packaging and we are registering the packaging with customs departments in countries where such procedures exist. We rely upon trade secrets, which we seek to protect in part by entering into confidentiality agreements with our employees, consultants, corporate partners, suppliers and licensees.

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

The manufacture of RP101 is managed for us by RESprotect GmbH under an exclusive manufacturing and supply agreement for our phase 2 clinical trial as well as possible future commercial supplies.

In the event of the termination of an agreement with any single supplier, we believe that we would be able to enter into arrangements with other suppliers with similar terms. We do not intend at this time to acquire or establish our own dedicated manufacturing facilities for any of our products. We believe that our current manufacturing partners have enough manufacturing capacity to supply our clinical trials and to meet potential market demand should ZADAXIN be approved in the major pharmaceutical markets of the United States and Europe. We also believe that our current manufacturing partner for RP101 will be able to meet our phase 2 clinical trial needs.

COMPETITION

Our competitors include biopharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, that are actively engaged in research and development or marketing of products in the therapeutic areas we are pursuing, particularly cancers such as malignant melanoma, pancreatic cancer and certain infectious diseases such as HCV and HBV. Currently, competitors are marketing drugs for HCV, HBV and cancer, or have products in clinical trials. We believe that the principal competitive factors in this industry for a marketed drug include the efficacy, safety, price, therapeutic regimen, manufacturing, quality assurance and associated patents and the capabilities of its marketer.

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

For the treatment of HCV, the only products approved in the United States and Europe are interferon alpha, in both standard and pegylated forms, and ribavirin, which is useful only in combination with interferon alpha. In addition, there are several other potential therapeutic products currently in late-stage clinical trials.

For the treatment of late-stage melanoma, approved products are limited to DTIC and interferon. In the United States, interleukin 2 (IL-2) is approved for late-stage melanoma, however due to its toxicity, therapy typically is limited to specialized treatment centers where patients must be monitored carefully for toxic side effects. No new therapies for late-stage melanoma have been approved within the last five years, and survival outcomes remain extremely poor for late-stage patients. For the treatment of cancer, many companies are researching, developing, or marketing other products for use alone or in combination with other therapies. In addition, we expect continuing advancements in and increasing awareness of the use of therapeutics which boost the immune system to fight cancer and infectious diseases. These developments may create new competitors.

For the treatment of HBV, current therapies being marketed by competitors include interferon alpha, in both standard and pegylated forms, nucleoside analogues such as lamivudine, nucleotide analogue adefovir, and nucleoside analogue, entecavir. In addition to these products, in our largest market China, ZADAXIN faces competition from other synthetic and generic biological extracts, which are locally manufactured and significantly lower priced.

Patients with advanced stages of pancreatic cancer are typically treated with chemotherapeutic agents such as gemcitabine, alone or in combination with other therapeutics with minimal increases in overall survival.

Future clinical trials may or may not show ZADAXIN, RP101, or SCV-07 to have advantages or clinically significant synergistic value over such existing or future competitive products.

RESEARCH AND DEVELOPMENT

A major portion of our operating expenses to date is related to research and development (R&D). R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. A substantial portion of our development expense is third party expense relating to the conduct of clinical trials. R&D expenses were $17,446,000, $14,088,000, and $14,406,000, for the years ended December 31, 2007, 2006, and 2005, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development effort. Licensed technology developed by outside parties is an additional source of potential products.

EMPLOYEES

As of December 31, 2007, we had 200 employees, 32 in the United States, 159 in the People’s Republic of China, and 9 in other countries. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and ZADAXIN commercialization activities. We plan to leverage our key personnel by continuing to make extensive use of clinical research organizations, contract laboratories, development consultants and collaborations with pharmaceutical companies to develop and market our products.

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacturing and marketing of our products, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to our products. If our products are manufactured, tested or sold in the United States, they will be regulated in accordance with the Federal Food, Drug, and Cosmetic Act, commonly referred to as the FD&C Act and the U.S. Public Health Service Act. In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with the FDA. Manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current U.S. Good Manufacturing Practices (cGMP). In complying with cGMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality assurance to ensure full technical compliance.

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

•

submitting the results of these evaluations and tests to the FDA, along with manufacturing information, analytical data, and protocols for clinical studies, in an Investigational New Drug Application (IND), and receiving approval from the FDA that the clinical studies proposed under the IND are allowed to proceed;

•	obtaining approval of Institutional Review Boards (IRBs) to administer the product to humans in clinical studies;

•

conducting adequate and well-controlled human clinical trials in compliance with the FDA’s Good Clinical Practice (GCP) requirements that establish the safety and efficacy of the product candidate for the intended use, typically in the following three sequential, or slightly overlapping pre-approval stages:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

•

Phase 2: The drug is studied in a limited number of patients with the disease or medical condition for which the new investigational drug is intended to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal effective dose and to collect initial efficacy data;

•

Phase 3: The drug is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study, and comparing it to that of established therapies, if any; and when required;

•	Phase 4: The drug is studied in an expanded patient population in a post-approval setting for continued monitoring of safety and sometimes continued efficacy;

•	development of manufacturing processes which conform to FDA current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;

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

The process of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA or BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective on October 1, 2007 for the U.S. federal government’s fiscal year ending September 30, 2008, the user fee for an application requiring clinical data, such as an NDA or BLA, is $1,178,000. PDUFA also imposes an annual product fee for prescription drugs and biologics ($65,030), and an annual establishment fee ($392,700) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. However, there are no waivers for annual product or establishment fees. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the drug also includes a non-orphan indication, and if a contract manufacturer is used, the contract manufacturer is responsible for the establishment fee.

After FDA approval has been obtained, the FDA requires post-marketing reporting to monitor the side effects of the drug. Further studies may be required to provide additional data on the product’s risks, benefits, and optimal use, and will be required to gain approval for the use of the product as a treatment for clinical indications other than those for which the product was initially tested. Results of post-marketing programs may limit or expand the further marketing of the product. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in the manufacturing process or manufacturing facility, an NDA or BLA supplement may be required to be submitted to the FDA.

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

The Orphan Drug provisions of the FD&C Act provide incentives to drug and biologics suppliers to develop and supply drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States or, for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically expect the costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Under these provisions, a supplier of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. The marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug for the same indication without a showing of clinical superiority. It would not prevent other types of drugs from being approved for the same use. We have pursued orphan drug designations where applicable for ZADAXIN (thymalfasin). Thymalfasin has been granted orphan designation by the FDA for the treatments of malignant melanoma and hepatocellular carcinoma.

In the European Union, incentives for suppliers to develop medicinal products for the treatment of rare diseases are provided pursuant to the Orphan Medicinal Products Regulation (Regulation (EC) 141/2000). Orphan medicinal products are those products designed to diagnose, treat or prevent a condition which occurs so infrequently that the cost of developing and bringing the product to the market would not be recovered by the expected sale of the product. In the EU, the criterion for designation is a prevalence of the relevant condition in no more than 5 per 10,000 of the population or that without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return and that it will be of significant benefit to those affected by the condition. The incentives include, amongst others, a reduction in the fees payable in respect of the marketing authorization application, protocol assistance for clinical trials in support of the application, and marketing exclusivity once the authorization is granted. In the EU, marketing exclusivity is granted to products with an orphan drug designation for a period of 10 years during which the EU will not accept another application for a marketing authorization for the same therapeutic indication in respect of a similar medicinal product, unless the second applicant can show its product is safer, more effective or otherwise clinically superior. A similar medicinal product is defined as a medicinal product containing a similar active substance as contained in the authorized orphan medicinal product.

Thymalfasin has been granted orphan designation throughout the EU for treatment of hepatocellular carcinoma. However, it should be noted that, as in the United States, the granting of orphan drug status in the EU does not affect the likelihood of success of obtaining regulatory approval or marketing authorization for the relevant product in any way.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or DPCPTRA, a sponsor may be granted marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or new clinical studies were used to support the marketing application. This marketing exclusivity would prevent a third party from obtaining FDA approval for a nearly identical or identical drug through an Abbreviated New Drug Application, or ANDA, which is the application form typically used by suppliers seeking approval of a generic drug, or 505(b)(2) application. The DPCPTRA also allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval with the maximum patent extension term being five years. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for the patent term extension.

The Best Pharmaceuticals for Children Act, or BPCA, signed into law on January 4, 2002, was reauthorized and amended by the FDA Amendments Act of 2007 or FDAAA. The reauthorization of BPCA provides an additional six months of marketing exclusivity for new or marketed drugs for certain pediatric testing conducted at the written request of the FDA. The Pediatric Research Equity Act, or PREA, signed into law on December 3, 2003, also was reauthorized and amended by FDAAA. The reauthorization of PREA requires that most applications for drugs and biologics include a pediatric assessment (unless waived or deferred) to ensure the drugs’ or products’ safety and effectiveness in children. This Act required that new NDAs, BLAs or supplements to NDAs or BLAs contain data, gathered using appropriate formulations for each age group for which the assessment is required, that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indication in all relevant pediatric subpopulations. Dosing and administration must be supported for each pediatric subpopulation for which the drug is safe and effective. The pediatric assessments can only be deferred provided there is a timeline for the completion of such studies. FDA may waive (partially or fully) the pediatric assessment requirement for several reasons, including if the applicant can demonstrate that reasonable attempts to produce a pediatric formulation necessary for that age group have failed.

We may seek the benefits of additional orphan, exclusivity, patent term extension, or fast track provisions, with respect to ZADAXIN (thymalfasin) but we cannot assure that we will be able to obtain any such benefits.

Outside the United States, we are subject to foreign regulations governing human clinical trials and pharmaceutical sales. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries is required prior to the commencement of marketing of our products in those countries. The approval process varies from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In general, foreign countries use one of three forms of regulatory approval process. In one form, local clinical trials must be undertaken and the data must be compiled and submitted for review and approval. In Japan, for example, the process is time consuming and costly because certain pre-clinical studies and clinical trials must be conducted in Japan. A second form of approval process requires clinical trial submissions, but permits use of foreign clinical trials and typically also requires some form of local trial as well. This is the case in China, however, the SFDA also requires that an imported drug must also have country of origin approval for the same indication. A third form of approval process does not require local clinical trials, but rather contemplates submission of an application including proof of approval by countries that have clinical trial review procedures. Thus, a prior approval in one or more of the countries, such as United States, Japan, most European Union countries or Australia, among others, is often sufficient for approval in countries using this third form of approval process.

We have received regulatory approvals to market ZADAXIN in China, to have ZADAXIN manufactured in and to export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in the first half of 2008. Although we have been successful in obtaining a prior renewal, there is no assurance that we will receive renewals when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to conduct business in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals.

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

We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals, environmental protection, fire hazard control and the use and disposal of hazardous or potentially hazardous substances, including radioactive products and infectious disease agents, used in connection with research work and preclinical and clinical trials and testing. The extent of government regulation that might result from future legislation or administrative action in these areas cannot be accurately predicted and could prevent or delay regulatory approval of any of our products.

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

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission (the Commission or the SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the day of filing with the SEC on our website on the World Wide Web at http://www.sciclone.com, by contacting the Investor Relations Department at our corporate offices by calling 800-724-2566 or by sending an e-mail message to investorrelations@sciclone.com.

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

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For each of the years ended December 31, 2007, 2006, and 2005 approximately 92%, 92% and 91%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy. In China, ZADAXIN is approved only for the treatment of hepatitis B virus (HBV) and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in substantial and increasing quantities. While generic products outsell ZADAXIN in unit volumes, we have been able to maintain an advantage through the reputation of our imported, branded product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

We are also subject to the laws and regulations of other countries regarding the marketing, sale and distribution of our products in those countries where approvals have been obtained. We experience other issues with managing foreign sales operations including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, complying with reimbursement rules or compliance with foreign country or applicable U.S. laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results could be adversely affected. Moreover, many of these operations, which are carried out in various parts of the world including in particular across China and thus cover a vast geography, are potentially subject to the laws and regulations of the United States including through the Foreign Corrupt Practices Act, in addition to the laws and regulations of the local countries, and in particular China. Regulation in China of the activities in the pharmaceutical industry has recently increased and may continue to undergo significant and unanticipated changes. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfy all applicable laws, our business would be harmed.

We may need to obtain additional capital to support our long-term product development and commercialization programs.

We believe we need to raise additional capital in 2008 to fund our operations, including anticipated clinical trials, beyond 2008. We are exploring various alternatives for financing in addition to sales of equity of SciClone, including a line of credit, debt financing and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction. However, we cannot assure you that such funds will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

Final results from our ongoing clinical trials for thymalfasin, SCV-07, and RP101 may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient drop out rates or adverse side effects, future actions by the United States Food and Drug Administration (FDA) or equivalent regulatory authorities in Europe or additional expenses.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated drug interactions that may significantly decrease the likelihood of regulatory approval. The results of the Mexican triple therapy pilot trial using thymalfasin to treat HCV do not necessarily predict that the phase 3 clinical trial using thymalfasin as part of a triple therapy to treat HCV will be successful. The results of this trial may be different, or not statistically significant. Similarly, the results of our thymalfasin phase 2 melanoma clinical trial does not necessarily predict future clinical or commercial success. SCV-07 and RP101 pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidate clinical trials may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; patient drop out rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the Chinese State Food and Drug Administration (SFDA) may not approve our products for commercialization or may require additional clinical trial data prior to approving our products.

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products.

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN (thymalfasin) in most of Europe. Biocompatibles is primarily responsible for the efforts to obtain regulatory approval in China for the DC Bead, and RESprotect is primarily responsible for the scale-up of production for RP101. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and some have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

We rely on third parties to supply our clinical trial and commercial products. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; through the end of 2007, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier is working to remedy the production problems, but has not been able to produce our product at targeted yields and costs. Until the production problems are remedied, we may suffer production problems that may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha and ribavirin for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials, and RESprotect is the exclusive supplier of RP101 for our phase 2 study evaluating the safety and efficacy of RP101. Any unanticipated deficiencies in these suppliers, recall of the manufacturing lots or similar action regarding the pegylated interferon alpha, ribavirin or RP101 used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

We rely on third parties and corporate collaborators to conduct clinical trials and these third parties may not perform satisfactorily.

We rely on third parties including Sigma Tau, as well as contract research organizations, medical institutions, clinical investigators, contract laboratories, and collaborative partners in the conduct of clinical trials for our product candidates. If these parties, whom we do not control, do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines or choose not to continue their relationship with us, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical or clinical activities may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. We are in discussions with Sigma-Tau regarding the sharing of expenditures for future thymalfasin trials and have not determined responsibilities for the various trials. The outcome of these negotiations will affect our future operating results including the timing of proceeding with such trials.

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, the DC Bead or RP101, we may not be able to successfully market them.

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, the DC Bead and RP101. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. We cannot assure you that we will be able to maintain or increase third-party payments for ZADAXIN or obtain third-party payments for the DC Bead in China. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. Our commercial rights to RP101 are limited to the United States and Canada. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for ZADAXIN and other drug candidates, particularly in the United States and Europe. We are also dependent on our ability to increase ZADAXIN sales in China and other markets. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize ZADAXIN for the treatment of HCV or malignant melanoma in the United States and Europe and RP101 in the United States and Canada.

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. In December 2005 and June 2006, we reported final results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Although we do not believe that the news of these results had any significant effect on our sales to China, we cannot assure you that our results will not be harmed if final data from current clinical trials are negative. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) HCV clinical trial in Europe. We expect to report final data from this 553 patient phase 3 clinical trial in the third quarter of 2008.

The current standard of care for HCV therapy is the combination of pegylated interferon alpha with ribavirin. This combination is not approved by the FDA or the EMEA for the treatment of non-responders, however, in clinical practice pegylated interferon alpha with ribavirin is widely used for the treatment of both treatment naïve and non-responder HCV patients. The European HCV phase 3 clinical trial being conducted by Sigma-Tau has been designed to compare the efficacy of the triple combination of thymalfasin, pegylated interferon alpha and ribavirin with the current standard of care. As with the FDA, the EMEA generally requires two confirmatory phase 3 clinical trials to support their equivalent of a New Drug Application (NDA). Therefore, results of the current triple therapy combination trial, even if positive and statistically significant, would by themselves likely be insufficient to support an NDA to the EMEA, and results from a second confirmatory phase 3 clinical trial would be needed. We cannot assure you that we or our European partner, Sigma-Tau, will undertake such trial, that any clinical trial of the triple therapy combination will yield favorable results, that we will receive approval for ZADAXIN for the treatment of HCV in Europe or the United States or for the treatment of HCV in other countries, or that we will achieve significant levels of sales. If we are unable to do so, our business will be harmed.

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

We, in collaboration with Sigma-Tau, in October 2007, shared the melanoma clinical data and received approval from the FDA to initiate phase 3 registration trials. We also intend to approach the EMEA to discuss our plans to initiate phase 3 registration trials. We cannot assure you that the final design of any trial that is approved will meet our expectations, that we or Sigma-Tau will receive approval for the indication or that we will achieve significant levels of sales. Further, we have not reached agreement on expense sharing for the trial, and our future expenses and ability to proceed with the trial are dependent in part on the conclusion of such discussions. If we cannot proceed with the trial for any reason or the trial is unsuccessful, or even if successful, if we do not achieve commercially meaningful results, our business will be harmed.

Higher than anticipated patient drop out rates in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.

In December 2005 and June 2006, we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results made Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and enrollment took longer than planned. Enrollment of the 553 patients in this trial was completed in December 2006. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining thymalfasin treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts did not prevent us from completing our U.S. phase 3 HCV clinical trials. However, dropouts may affect the final results of the European phase 3 HCV triple therapy combination trial and may affect the pancreatic cancer phase 2 clinical trial for RP101 and other trials we conduct.

We cannot predict the safety profile of the use of thymalfasin, RP101 or SCV-07 when used in combination with other drugs.

Many of our trials involve the use of thymalfasin in combination with other drugs and our pancreatic cancer clinical trial involves RP101 in combination with gemcitabine. SCV-07 may be developed to be used in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, dacarbazine and gemcitabine are known to cause adverse patient reactions. We cannot predict how ZADAXIN, RP101 or SCV-07 will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of thymalfasin, RP101 or SCV-07 when used in certain combination therapies.

If we do not obtain regulatory approval for thymalfasin or RP101 for the intended indications that we are evaluating, our revenues will be limited and we may never become profitable.

Our ability to execute on our business strategy is largely dependent on our ability to obtain regulatory approval for the use of thymalfasin, particularly in the United States and Europe, and for the use of RP101 in the United States. The regulatory approval processes in the United States and Europe are demanding and typically require 12 months or more in the United States and 18 months or more in Europe from the date of submission of an NDA. We have committed significant resources, including capital and time, to develop these products, and intend to continue to do so, including the initiation and execution of additional clinical trials, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any revenue from these products in these major markets and our thymalfasin sales in other jurisdictions could decline.

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

Obtaining regulatory approval in developing countries also is time-consuming and expensive. In some countries where we are contemplating marketing and selling thymalfasin, the regulatory approval process often relies on prior approvals obtained in the United States or in Europe. Without such prior approvals, our ability to obtain regulatory approvals for thymalfasin in these countries may be delayed or prevented. In addition, to secure these regulatory approvals, we will need, among other things, to demonstrate favorable results from additional clinical trials of thymalfasin. Even if we are able to complete the clinical trials we have sponsored or are planning in a timely or cost-effective manner, these trials may not fulfill the applicable regulatory approval criteria, in which case we will not be able to obtain regulatory approval in these countries, and we have experienced such difficulties and have been unable to meet such regulatory filing requirements. We cannot assure you that we will ultimately obtain regulatory approvals in our targeted countries in a timely and cost-effective manner or at all. If we fail to obtain the required regulatory approvals to develop, market and sell thymalfasin in countries where we currently do not have such rights, our revenues will be limited, and our future prospects will be dependent upon our ability to in-license or to bring earlier stage products to market, any of which will require substantial financial expenditures.

Satisfaction of government regulations may take several years and the time needed to satisfy them varies substantially based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and impose costly procedures upon our activities. Even if we obtain regulatory approval for our products, such approval may impose limitations on the indicated uses for which our products may be marketed. Unsatisfactory data resulting from clinical trials may also adversely affect our ability to market and sell thymalfasin in markets where it is approved for sale.

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

To be successful, our products must be manufactured in commercial quantities, in compliance with stringent regulatory requirements and at an acceptable cost. Typically we have at any time only one supplier for each phase of manufacturing of our product. At present, we are in the process of negotiating a new long-term supply agreement with our sole supplier of bulk product for the manufacture of thymalfasin for our current markets including China. Failure to secure such agreement, or on favorable terms, would harm our business. The manufacturing facilities of our suppliers are subject to inspection by regulatory authorities to ensure their compliance with regulatory requirements and standards. Manufacturing interruptions or failure to comply with regulatory requirements could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products, including sales of thymalfasin in approved markets, and impair our competitive position. Any of these developments would harm our business.

We are in the process of registering a new supplier for thymalfasin with regulatory agencies in markets where thymalfasin is approved for sale. We have received such registration in China. This process, quality assurance and other steps could cause delays or interruptions of supply in certain other markets. In some countries, a manufacturing change may require additional regulatory approvals that may delay thymalfasin marketing approvals in new markets. In addition, manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale-up our manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost, either of which could cause delays or pose a threat to the ultimate commercialization of our products and harm our business.

Our business strategy is dependent on our ability to in-license or otherwise acquire the rights to develop and commercialize products. If we fail to acquire such rights or are unsuccessful in our efforts to develop such products and obtain regulatory approval to market and successfully commercialize them, our business will suffer.

All of our products, including thymalfasin, the only one for which we have sales revenue, have been in-licensed by us. We do not conduct product discovery and typically have in-licensed our products from third parties who have discovered the products and conducted at least some pre-clinical research on them. The competition for attractive products to in-license is intense, and we cannot assure you that we will be able to in-license products in the future on acceptable terms, if at all. In addition, we face the risks of developing the in-licensed products and the risks and uncertainties of conducting clinical trials and seeking regulatory approval to market the in-licensed products, all of which require years of effort and the commitment of significant financial resources. Our ability to grow our business requires the development and commercialization of additional products. If we are unable to in-license products on acceptable terms and successfully develop and commercialize them, our business could be harmed.

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

Changes in China’s political, social and economic environment may affect our financial performance.

Our financial performance may be affected by changes in China’s political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting foreign companies, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business in China. Any imposition of surcharges or any increase in Chinese tax rates could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to market our products in China.

Our sales of thymalfasin may fluctuate due to seasonality of product orders and sales in any quarter may not be indicative of future sales.

Our sales for the quarter ended June 30, 2003 were greatly affected by the demand in China for thymalfasin in connection with the treatment of SARS. To date, SARS has not re-emerged, like influenza, as a seasonal public health problem. However, if SARS or a similar epidemic were to emerge, it is not possible to predict what effect, if any, this would have on future sales of thymalfasin. Although we do not market thymalfasin for use in treating such epidemic diseases, if thymalfasin is purchased in connection with future outbreaks of seasonal viral contagions, product sales could become more concentrated in certain quarters of the calendar year, quarterly sales levels could fluctuate and sales in any quarter may not be indicative of sales in future periods.

If we fail to protect our products, technologies and trade secrets, we may not be able to successfully use, manufacture, market or sell our products, or we may fail to advance or maintain our competitive position, and we have limited intellectual property protection in China.

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to thymalfasin have expired, including composition of matter patents, we have rights to other patents and patent applications relating to thymalfasin and thymalfasin analogues, including method of use patents with respect to the use of thymalfasin for certain indications. Additionally, thymosin alpha 1 (thymalfasin), the chemical composition of thymalfasin, has received Orphan Drug designation in the United States for the treatment of stage IIb through stage IV malignant melanoma. If other parties develop generic forms of thymalfasin for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of thymalfasin. If other parties develop analogues or derivatives of thymalfasin, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

Pharmaceutical products are either not patentable or have only recently become patentable in some of the countries in which we market or may market thymalfasin. We do not have patent protection for thymalfasin in China, our largest market. Other companies market generic thymosin alpha 1 in China, sometimes in violation of our trademark or other rights which we defend by informing physicians and hospitals of the practice as well as through the limited legal recourse. Past enforcement of intellectual property rights in many of these countries, including China in particular, has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

If we are involved in intellectual property claims and litigation, the proceedings may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

Our commercial success depends in part on us not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. We are aware of a third-party patent that may relate to our products and may cover a method of action used by thymalfasin. We cannot assure you that our mechanism of action does not infringe on their claim. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, U.S. patent applications may be kept confidential for 12 or more months while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, regardless of merit, would require us to devote resources and attention that could have been directed to our operations and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.

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

While we have limited sales of thymalfasin in certain markets, we do not yet have regulatory approval for thymalfasin for the key markets of the United States, Europe and Japan and, in this respect, thymalfasin is still being developed. In 2006 we acquired the rights to distribute the DC Bead in China, but we must receive regulatory approval before we can commercialize this product. Our only other potential products presently are SCV-07 and RP101, and each of them is in an earlier stage of development than thymalfasin. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. For the DC Bead, we are obligated to pay half of the costs in our efforts to obtain regulatory approval in China. For RP101, we are obligated to make a $1,320,000 milestone payment upon dosage of the first patient in a phase 2 clinical trial, which event occurred in the first quarter of 2008, and to make additional milestone payments if a phase 3 trial is successful. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

We have not yet sold any product other than thymalfasin and our sales have been primarily in a single country, China. Our future revenue growth depends to a great extent on increased market acceptance and commercialization of thymalfasin in additional countries, particularly in the United States, Europe and Japan. If we fail to successfully market thymalfasin, or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products, such as the DC Bead and RP101. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

We have a history of operating losses and an accumulated deficit. We expect to incur losses in the near term and may not be profitable in the future.

We reported net loss of $9,948,000 for the year ended December 31, 2007. In addition, we have experienced significant operating losses in the past, and as of December 31, 2007, we had an accumulated deficit of approximately $169 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

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

Any reoccurrence of Severe Acute Respiratory Syndrome (SARS) or the outbreak of a different contagious disease such as the Avian Flu may adversely impact our operations and some of our key customers.

The 2003 SARS outbreak was most notable in China and a small number of cases were reported in 2004. There was no significant impact to our ability to fill customer orders. However, if there were to be another outbreak of SARS or a different contagious disease, such as Avian Flu, and if our employees contracted the disease or were restricted from performing routine sales activities, our business could be materially harmed. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	progress and results of clinical trials involving thymalfasin, RP101 and SCV-07;

•

progress of thymalfasin through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in the United States, Europe and Japan;

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

Substantial sales of our stock or equity in our subsidiaries or the exercise or conversion of options or convertible securities may impact the market price of our common stock.

Our collaborative partner Sigma-Tau and affiliates hold a substantial amount of our stock. The stock is freely tradeable and Sigma-Tau is not under any obligation to SciClone which would prevent it from selling some or all of the stock it holds except for applicable U.S. insider trading regulations with respect to possession of material non-public information by Sigma-Tau or its officers and directors.

Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock or sell equity in a subsidiary, the percentage ownership of our present stockholders of the respective entities will be reduced and the price of our common stock may fall.

Sales of our common stock by officers and directors could affect our stock price.

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of December 31, 2007, no director or officer has such a plan however an officer or director may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Our short term investments are subject to certain risks which could materially adversely affect our overall financial position

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction-rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. In February and March 2008, all of our auction-rate security investments experienced failed auctions for a total of $1,800,000, and as a result, our ability to liquidate our investments and fully recover the carrying value of our investments in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments. Although we believe we will be able to liquidate our investments without significant loss within the next year and we further believe these securities are not significantly impaired, primarily due to the government guarantee underlying the securities, it could take until the final maturity of the underlying notes to realize our investments’ recorded value. The final maturities of these securities range from 22 to 34 years. We have not written down any of our investments as of December 31, 2007, nor have we reclassified any or our holdings to long-term. Should any of our short term cash investments lose value or have their liquidity impaired, it would materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a United States-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of United States law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

New accounting pronouncements may impact our financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R had a significant impact on our results of operations, although it has no impact on our cash or overall financial position. For the years ended December 31, 2007 and 2006, we recognized $2,243,000 and $2,446,000, respectively, of stock-based compensation expense in accordance with FAS 123R.

New legislation may impact our financial position or results of operations.

Compliance with changing regulations concerning corporate governance and public disclosure has resulted in and may continue to result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The NASDAQ Stock Market rules, are creating uncertainty for companies such as ours and costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance.

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. In July 2005, China shifted its currency policy by establishing a 2% revaluation of the renminbi and referenced the renminbi to a basket of currencies, with a daily trading band of +/-0.3%. Depending on market conditions and the state of the Chinese economy, it is possible that China will make further adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the United States dollar and U.S. interest rates. A trend to a stronger U.S. dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Our business and operations are especially subject to the risks of earthquakes and other natural catastrophic disasters.

Our corporate headquarters are located in the Silicon Valley area of Northern California, a region known for seismic activity. Although we maintain a disaster recovery policy that includes storage of important corporate data in a different geographic region of the United States, all of our significant corporate data is stored in our headquarters facility and accordingly, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently lease approximately 20,000 square feet of office space including our headquarters in Foster City, California and limited office space in Beijing, Hong Kong, Shanghai, Singapore, Tokyo and Sao Paulo. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The NASDAQ Global Market of the NASDAQ Stock Market under the symbol “SCLN.”

The following table sets forth the high and low sales prices per share for the quarterly periods indicated, as reported by The NASDAQ Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily reflect actual transactions.

	Price Range Common Stock
	High	Low
2007
4th quarter	$2.60	$1.77
3rd quarter	2.52	1.69
2nd quarter	3.20	2.41
1st quarter	3.23	2.39
2006
4th quarter	$4.16	$2.18
3rd quarter	2.50	1.97
2nd quarter	3.69	2.12
1st quarter	3.69	2.05

Stockholders

As of March 7, 2008, there were approximately 358 holders of record of our common stock and 46,219,562 shares of common stock issued and outstanding.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2007, 2006, and 2005 and currently intend to retain any future earnings for use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part III, Item 12 of this Form 10-K.

Item 6.	Selected Financial Data

This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations data:
Product sales	$37,038,000	$32,433,000	$27,842,000	$22,765,000	$31,732,000
Contract revenue	20,000	229,000	492,000	1,631,000	806,000

Total revenues	37,058,000	32,662,000	28,334,000	24,396,000	32,538,000
Cost of product sales	6,735,000	6,889,000	4,875,000	4,577,000	5,636,000

Gross margin	30,323,000	25,773,000	23,459,000	19,819,000	26,902,000

Operating expenses:
Research and development	17,446,000	14,088,000	14,406,000	17,994,000	18,949,000
Sales and marketing	13,928,000	11,569,000	10,237,000	9,665,000	9,018,000
General and administrative	10,245,000	9,040,000	7,457,000	6,311,000	4,134,000

Total operating expenses	41,619,000	34,697,000	32,100,000	33,970,000	32,101,000

Loss from operations	(11,296,000)	(8,924,000)	(8,641,000)	(14,151,000)	(5,199,000)
Interest and investment income	1,629,000	1,764,000	1,273,000	1,285,000	266,000
Interest expense	(20,000)	(94,000)	(345,000)	(361,000)	(361,000)
Other income (expense), net	40,000	7,981,000	—	(51,000)	19,000

Net (loss) income before provision for income tax	(9,647,000)	727,000	(7,713,000)	(13,278,000)	(5,275,000)
Provision for income tax	301,000	—	—	—	—

Net (loss) income	$(9,948,000)	$727,000	$(7,713,000)	$(13,278,000)	$(5,275,000)

Earnings per share:
Basic net (loss) income per share	$(0.22)	$0.02	$(0.17)	$(0.30)	$(0.13)

Diluted net (loss) income per share	$(0.22)	$0.02	$(0.17)	$(0.30)	$(0.13)

Weighted average shares used in computing:
Basic net (loss) income per share	46,099,641	45,901,015	45,328,714	44,626,337	39,568,199

Diluted net (loss) income per share	46,099,641	46,072,027	45,328,714	44,626,337	39,568,199

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet data:
Cash, cash equivalents, restricted and other short-term investments	$35,281,000	$42,592,000	$42,256,000	$51,299,000	$62,975,000
Working capital	45,400,000	53,079,000	48,735,000	55,427,000	72,950,000
Total assets	58,659,000	62,584,000	59,515,000	69,709,000	83,822,000
Other long-term liabilities	341,000	68,000	68,000	1,044,000	900,000
Total stockholders’ equity	47,259,000	54,634,000	51,063,000	55,123,000	68,250,000
Convertible notes payable	—	—	1,600,000	5,600,000	5,600,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements which involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Annual Report on Form 10-K.

Overview

SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of novel therapeutics to treat life-threatening diseases. Our strategy is to in-license products in the areas of cancer and viral infectious diseases, and to develop them for commercialization in the major pharmaceutical markets with a particular focus on China, one of the world’s fastest growing pharmaceutical markets. ZADAXIN®, our brand of thymalfasin, is one of the largest imported drugs, as measured by revenue, in China today, and currently is in late-stage clinical development for the treatment of malignant melanoma and hepatitis C virus (HCV). Our proprietary in-licensed compound SCV-07 entered phase 2 clinical development for viral infectious disease in June 2007. We also submitted a regulatory application to the Chinese State Food and Drug Administration (SFDA) in December 2006 related to DC Bead™, a product for the treatment of liver cancer, or hepatocellular carcinoma (HCC), for which we obtained Chinese marketing rights in June 2006.

On April 26, 2007, we announced that we had acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH, we paid approximately $1,700,000 in upfront fees, and in the first quarter of 2008 a $1,320,000 milestone payment upon dosage of the first patient in a phase 2 clinical trial. In addition, we may be obligated to pay post phase 3 success-based regulatory and commercial payments up to $22,000,000, and royalties on future sales. We intend to initially develop RP101 for the treatment of pancreatic cancer in a combination therapy with gemcitabine, the standard of care for pancreatic cancer therapy.

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

Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) hepatitis C clinical trial in Europe. In a press release dated February 11, 2008, we reported promising interim blinded results indicating thymalfasin may increase sustained viral response (SVR) rates for HCV non-responder patients. We expect the results of the trial in the third quarter of 2008.

In June 2007, we reported positive survival data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV malignant melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy tripled the overall response rate and extended overall survival by nearly 3 months compared to malignant melanoma patients treated with DTIC, the current standard of care, and interferon alpha. In collaboration with Sigma-Tau, in October 2007, we shared the melanoma clinical data with and received approval from, the United States Federal Food and Drug Administration (FDA) to initiate phase 3 registration trials. We and Sigma-Tau are planning the design of a phase 3 melanoma trial and our regulatory strategy including a Special Protocol Assessment (SPA) to be filed with the FDA. Thymalfasin phase 3 clinical development and commercialization plans for HCV and melanoma have potentially significantly different timelines, costs, and sizes of prospective addressable markets, and the markets for these two products differ in terms of competitive products and other factors. Consequently, before proceeding with a further melanoma trial, we and Sigma-Tau will review the final results for the current HCV clinical trial anticipated in the third quarter of 2008 in order to determine the next steps for an optimal thymalfasin development program for the HCV and malignant melanoma indications.

We manufacture ZADAXIN for sale and for our clinical trials, through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

As of December 31, 2007, we have an accumulated deficit of approximately $169,000,000. At least over the next few years, we expect net losses due to increased operating expenses as we expand our research and development and clinical testing efforts and our sales and marketing capabilities. Our ability to achieve and sustain operating profitability is dependent on expansion of sales of ZADAXIN and securing regulatory approval for DC Bead in China, the execution and successful completion of ZADAXIN, SCV-07, and RP101 clinical trials and securing regulatory approvals for these products in the major pharmaceutical markets of the United States, Europe and Japan. If regulatory approval is secured in those territories, our ability to achieve and sustain operating profitability will depend on the successful commercialization and marketing of these products. Clinical development involves numerous risks and uncertainties and, in addition to our successes, we have experienced setbacks in clinical development in the past. In particular, in December 2005 and June 2006, we reported results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. In addition, other factors may also impact our ability to achieve and sustain operating profitability, including the pricing of ZADAXIN and its manufacturing and marketing costs, our ability to compete in pharmaceutical markets, the cost of product development and commercialization programs including SCV-07, DC Bead, and RP101, the timing and costs of acquiring rights to additional drugs, our ability to fund our operations and the entrance into and extension of agreements for product development and commercialization, where appropriate.

We expect net sales to increase in 2008 due to increased sales to China. Primarily due to the level of research and development activities and other operations, we expect a net loss and a reduction in cash, cash equivalents and short-term investments for 2008. We believe we will need to raise additional capital in 2008 to fund our operations, including anticipated clinical trials, beyond the first quarter of 2009. We are exploring various alternatives for financing in addition to sales of equity of SciClone, including a line of credit, debt financing and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction.

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

Critical Accounting Policies and Estimates

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the “Notes to our Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates, which requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the relevance of our estimates. We base our estimates on historical experience and on various other market specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We recognize revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post-shipment obligations on our part. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we intend to replace products that have expired or are deemed to be damaged or defective when delivered. We exercise judgment in estimating return reserves and estimate expected returns primarily on historical patterns. Historically, we have had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of December 31, 2007 and 2006 in the respective consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

Accounts Receivable

We are required to estimate the collectibility of our trade receivables. We maintain reserves for credit losses, and such losses have been within our expectations. We recognize reserves for bad debts ranging from 25% to 100% of past due accounts receivable based on the length of time the receivables are past due and our collectibility experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including, but not limited to, an analysis of the historical payment patterns of our customers, the circumstances of each individual customer and their geographic region including a review of the local economic environment. Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would increase our general and administrative expenses. Conversely, if actual credit losses are significantly less than expected, this would decrease our general and administrative expenses.

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

Impairment of Intangible Assets

At December 31, 2007, we had net intangible assets of $332,000 related to ZADAXIN product rights and have not recorded any impairment losses to-date related to intangible assets. In assessing the recoverability of our intangible assets we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Research and Development Expenses

Our research and development expenses are principally incurred for our clinical trials including cost sharing of Sigma-Tau’s clinical trial in Europe using ZADAXIN as part of a novel triple therapy combination for the treatment of hepatitis C virus (HCV), our phase 2 clinical trials for RP101 and SCV-07 in 2007, our development plans in 2007 for a phase 3 clinical trial for malignant melanoma, and our phase 3 clinical trials that took place in the United States, primarily in 2005 and 2004. Research and development expenses are charged to operations as incurred. Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous institutions that conduct the clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. Expenses related to grants to the institutions for our U.S. HCV and SCV-07 clinical trials were accrued based on the level of patient enrollment and activity according to the protocol. In general, for these clinical trials, these expenses are higher for the initial and final months of a patient’s scheduled treatment and observation. Expenses relating to clinical research organizations or other entities managing the trials and laboratory and other direct expenses are recognized in the period they are estimated to be incurred and the services performed. We monitor active patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly; however, if management has underestimated activity levels associated with various studies at a given point in time, we could underestimate our actual research and development expenses, requiring the recording of additional expenses and an increase in net loss in the future.

Stock Option Valuation

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Accordingly, we did not recognize compensation expense in accounting for our employee stock purchase plan or our stock option plans for options to employees and directors granted with exercise prices equal to the fair market value of the underlying common stock on the date of grant.

We adopted FAS 123R using the modified-prospective transition method. Under this method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes compensation cost for share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123. Compensation cost also includes all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes option valuation model and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Results for prior periods have not been restated to reflect the impact of FAS 123R.

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

Expected Forfeitures—We use historical data regarding forfeitures of our options to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual conditions, events or amounts differ significantly from any of these estimates, stock-based compensation expense and its non-cash effect on our results of operations could be materially impacted. As of December 31, 2007, unamortized compensation expense related to unvested options was approximately $3,251,000. The weighted average period over which compensation expense related to these options will be recognized is 3.40 years.

Results of Operations

Product sales were $37,038,000, $32,433,000, and $27,842,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and all were derived from sales of ZADAXIN. Sales to customers in China accounted for approximately 92%, 92% and 91% of this revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Product prices have remained stable throughout this three year period.

For the years ended December 31, 2007, 2006 and 2005, sales in each year to three or four importing agents in China accounted for approximately 92%, 92%, and 91%, respectively of our product sales. In 2007, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 63% and 21% of our sales, respectively, and one other importer accounted for 8% of our sales. In 2006, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 66% and 15% of our sales, respectively, and two others accounted for a combined 11%. In 2005, Guang Dong South Pharmaceutical Foreign Trade Co., Ltd, Zhuhai Golden Medicine Co., Ltd and China National Pharmaceutical Foreign Trade Corporation accounted for 57%, 19%, and 15% of our sales, respectively. No other customers accounted for more than 10% of sales in those periods. As of December 31, 2007, approximately $11,941,000 or, 94% of our accounts receivable were attributable to two customers in China. We perform on-going credit evaluations of our customers’ financial condition, and generally do not require collateral from our customers.

Contract revenue was $20,000, $229,000, and $492,000 for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, we recognized $20,000 in contract revenue for a partial license fee for ZADAXIN from a third party. There was no similar revenue for the years ended December 31, 2006 or 2005. Contract revenue recognized in 2006 and 2005 is in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002 and a $50,000 payment we received from Sigma-Tau in December 2006. This revenue was recognized as contract revenue over the course of the ZADAXIN HCV U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under our contract with Sigma-Tau.

Gross margin was 82%, 79%, and 83% in 2007, 2006 and 2005, respectively. The decrease in gross margin in 2006 was primarily due to an increase of $929,000 in royalty expense recorded in December 2006 related to annual minimum royalties due to sales of product from 1997 through 2006 according to our license agreement with Wayne State University (WSU). We expect cost of product sales and hence gross margin to vary from year to year, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and development (R&D) expenses were $17,446,000, $14,088,000, and $14,406,000 and represented approximately 42%, 41%, and 45% of our total operating costs and expenses for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in R&D expenses from 2006 to 2007 was primarily due to a $2,200,000 increase in acquisition and legal costs incurred in April 2007 related to the acquisition of the exclusive rights in the United States and Canada to develop and commercialize RP101, an increase of approximately $1,893,000 in clinical trial expenses and an increase of $1,131,000 in drug development expenses mainly related to our phase 2 trials for RP101 and SCV-07, and in preparation of the prospective phase 3 trial for melanoma. These increases were offset partially by decreases in R&D including a decrease of $531,000 in stock-based compensation expense and a $377,000 decrease in compensation and benefits related expenses, net of consulting fees, a decrease of $597,000 in preclinical pharmacology expenses, a decrease of $146,000 in rent expense due to lower rents at our new corporate office, and a decrease of $106,000 in computer software expense.

R&D expenses in 2006 included stock-based compensation expense of $771,000 following the adoption of FAS 123R. The overall decrease in R&D expenses from 2005 to 2006 was primarily related to the U.S. phase 3 HCV clinical trials completed in mid-2006.

The major components of R&D expenses consist of clinical studies performed by clinical trial institutions and contract research organizations, related materials and supplies, preclinical work, pharmaceutical development, personnel costs, including salaries and benefits, third party research funding, and overhead allocations consisting of various support and facilities related costs. Our research and development activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of business development, patent costs, preclinical and toxicology work. Clinical development costs primarily relate to clinical trials. Pharmaceutical development costs consist of product formulation and chemical analysis. During 2007, we recorded approximately $5,320,000 of research, $10,723,000 of clinical development, and $1,403,000 of pharmaceutical development activities. During 2006, we recorded approximately $5,400,000 of research, $6,900,000 of clinical development, and $1,800,000 of pharmaceutical development activities. This compares to expenses in 2005 of approximately $4,300,000 of research, $8,300,000 of clinical development, and $1,800,000 of pharmaceutical development activities.

The initiation and continuation of our current clinical development programs has had and is expected to continue to have a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular year for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our future costs for 2008 relating to research and development will be approximately $27,400,000, including a $1,320,000 milestone payment upon dosage of the first patient in the RP101 phase 2 clinical trial, other RP101, ZADAXIN, and SCV-07 development costs. The actual costs incurred in future periods will vary depending in particular upon timeline and design for a ZADAXIN phase 3 melanoma clinical trial and final decisions regarding the timing and expense sharing arrangements for the trial. If we proceed with all of the current development programs for ZADAXIN, RP101 and SCV-07, we would need to seek additional capital in 2008. An expansion or significant extension of our clinical development programs may require us to seek additional capital resources.

Sales and marketing expenses were $13,928,000, $11,569,000, and $10,237,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in sales and marketing expenses in 2007 and 2006 was partially due to $772,000 and $639,000, respectively, in stock-based compensation expense following the adoption of FAS 123R. The remaining increases in 2007 and 2006 were primarily due to increases in sales and marketing personnel, promotional activities and operating expense related to our expanding sales and marketing efforts. We expect sales and marketing expenses for 2008 to be approximately $2,800,000 higher than those incurred in 2007 due to increased sales efforts.

General and administrative expenses were $10,245,000, $9,040,000, and $7,457,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in general and administrative expenses in 2007 compared to 2006, was primarily related to an increase in compensation and benefits related expenses of $713,000 due to an increase in general and administrative personnel, an increase in stock-based compensation expense of $196,000 mainly related to our chief executive officer’s employment agreement, and a $150,000 increase in office expense related to the relocation of our corporate office. The increase in general and administrative expenses in 2006, compared to 2005, was primarily related to an increase in compensation and benefits related expenses of $410,000, increased consulting fees of $656,000, and an increase in stock-based compensation expense of $564,000 following the adoption of FAS 123R. For 2008, we expect general and administrative expenses to decrease approximately $700,000 compared to general and administrative expenses incurred for 2007 as a result of a reduction in consulting fees.

Interest and investment income was approximately $1,629,000, $1,764,000, and $1,273,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in 2007 resulted from reduced interest earned on cash balances due to lower cash balances, partially offset by higher interest rates in the 2007 period. The increase in interest and investment income in 2006 is primarily due to cash balances earning higher interest rates in that period. For 2008, we expect a decrease of approximately $900,000 in interest and investment income as a result of lower cash balances.

Interest and investment expense was $20,000, $94,000, and $345,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and the interest expense for 2006 and 2005 primarily related to interest on the Company’s convertible notes payable. The Company repaid $4,000,000 and $1,600,000 of convertible notes in December 2005 and March 2006, respectively, resulting in the decrease in interest expense for those periods.

Other income (expense), net was $40,000, $7,981,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in other income for the 2006 period, as compared to both 2007 and 2005, was primarily due to a one-time payment of $8,000,000 that we received in April 2006 for the resolution of our dispute with Schering Plough KK regarding the conduct of HBV clinical trials in Japan with ZADAXIN.

Provision for income tax of $301,000 for the year ended December 31, 2007 related to our foreign operations in China. There was no similar provision for income tax recorded for the years ended December 31, 2006 or 2005.

Net (loss) income for the years ended December 31, 2007, 2006 and 2005 was ($9,948,000), $727,000, and ($7,713,000), respectively. The increase in net loss in 2007 was mainly due to the 2006 income effect of the one-time payment of $8,000,000 that we received in April 2006 for the resolution of our dispute regarding the conduct of HBV clinical trials in Japan, increased clinical trial activities related to our phase 2 clinical trials for RP101 and SCV-07 in 2007, and our development plans for a phase 3 clinical trial for melanoma. The increase in net income in 2006, as compared to 2005, was primarily due to the one-time payment of $8,000,000 as part of a settlement regarding clinical trials in Japan. Basic and diluted net (loss) income per share for the years ended December 31, 2007, 2006 and 2005 was ($0.22), $0.02, and ($0.17), respectively. Weighted average shares outstanding used in computing basic net (loss) income per share for the years ended December 31, 2007, 2006 and 2005 were 46,099,641, 45,901,015, and 45,328,714, respectively. Weighted average shares outstanding used in computing diluted net (loss) income per share for the years ended December 31, 2007, 2006 and 2005 were 46,099,641, 46,072,027, and 45,328,714, respectively.

Income Taxes

We have not recorded any federal or state income tax expense for the years ended December 31, 2007, 2006 and 2005. Undistributed earnings of our foreign subsidiaries amounted to approximately $9,328,000, $6,126,000, and $6,673,000 at December 31, 2007, 2006 and 2005, respectively. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

At December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $122,000,000 which expire in the years 2008 through 2027. The difference between the cumulative losses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by our foreign subsidiaries. At December 31, 2007, we had federal tax credit carryforwards of approximately $8,000,000 which expire in the years 2009 through 2027.

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

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 137, 138 and 139 days in 2007, 2006 and 2005, respectively. The majority of our sales are to customers in the People’s Republic of China, where our accounts receivable collections have standard credit terms of 180 days. During 2007, 2006, and 2005, such receivables were collected within these terms. Days’ sales outstanding decreased from 2005 to 2007, due to normal fluctuations in the timing of customer payments received.

At December 31, 2007, 2006 and 2005, we had $35,281,000, $42,592,000, and $42,256,000, respectively, in cash, cash equivalents and short-term investments. In each of these years, the principal factors affecting these balances were the net (loss) income and cash used in financing activities. We currently estimate cash, cash equivalents and short-term investments at December 31, 2008 will be lower than the balance at December 31, 2007. The expected decrease in this balance is primarily attributable to cash used in operations.

The short-term investments consist primarily of highly liquid marketable securities. Our restricted short-term investment of $72,000 as of December 31, 2007, relates to a letter of credit secured by a certificate of deposit to facilitate our value added tax filings in Europe.

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term, student loan related, AAA rated, adjustable rate securities. These developments could result in the reclassification of such securities to long-term investments. As of December 31, 2007, we held

$2,825,000 in adjustable rate notes reflected as short-term investments. As of February 29, 2008, we had liquidated $1,025,000 of these notes and held the remaining $1,800,000. In February and March 2008, our remaining $1,800,000 in auction-rate securities experienced a failed auction, and as a result, our ability to liquidate our investments and fully recover the carrying value of our investments in the near term may be limited or not exist and we may be required to hold some, or all, of these securities until stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Net cash (used in) provided by operating activities totaled ($7,011,000), $1,682,000, and ($8,162,000) for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in operating activities of $7,011,000 for the year ended December 31, 2007, was comprised primarily of net loss of $9,948,000 which was adjusted for non-cash items such as stock-based compensation expense of $2,243,000 and depreciation and amortization of $248,000, and $350,000 of net cash inflow related to changes in operating assets and liabilities. Such changes included an increase in our clinical trials expense of $1,431,000 and an increase in accounts payable and other accrued expenses of $1,852,000, both increases related primarily to our phase 2 RP101 and SCV-07 clinical trials, and to the development plans for a melanoma clinical trial. These inflows were partially offset by an increase in inventory levels of $2,262,000 as our supplier of bulk active pharmaceutical ingredient (API) product for the manufacture of ZADAXIN was able to produce higher yields on production runs, enabling us to increase our inventory levels, compared to the lower than expected inventory levels in the prior year period, and an increase in prepaid expenses and other assets of $1,259,000 mainly related to our phase 2 RP101 clinical trial.

Net cash provided by operating activities of $1,682,000 for the year ended December 31, 2006 was primarily due to the net income of $727,000 which was adjusted for non-cash expense related to employee stock options of $2,446,000 due to the adoption of FAS 123R and depreciation and amortization of $233,000, and $1,686,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase in accounts receivable of $3,576,000 due to fluctuations in the timing of payments received within credit terms from customers and an increase in accounts payable and other accrued expenses of $1,137,000 primarily related to an increase in the royalty accrual. Net cash used in operating activities for the year ended December 31, 2005 was primarily due to the net loss of $7,713,000.

Net cash provided by investing activities amounted to $12,994,000 for the year ended December 31, 2007, compared to cash used in investing activities of $577,000 for the year ended December 31, 2006, and $6,363,000 for the year ended December 31, 2005. Net cash provided by investing activities in 2007 of $12,994,000 was primarily due to the sale of U.S. Treasury securities and municipal securities holdings to fund operations, partially offset by $446,000 in purchases of property and equipment. Net cash used in investing activities in 2006 of $577,000 was primarily due to increased holdings in U.S. Treasury securities of $4,369,000, offset partially by a decrease in municipal securities holdings of $3,850,000, and due to purchases of property and equipment of $75,000. Net cash used in investing activities in 2005 of $6,363,000 was primarily due to the purchase of U.S. Treasury securities in the amount of $6,034,000 in 2005 and purchases of property and equipment of $119,000.

Net cash provided by financing activities totaled $241,000 for the year ended December 31, 2007, compared to net cash used in financing activities of $1,335,000 for the year ended December 31, 2006, and $834,000 for the year ended December 31, 2005. Net cash provided by financing activities for the year ended December 31, 2007 consisted of proceeds received of approximately $241,000 related to exercises of outstanding options under our employee stock option plans. Net cash used in financing activities for the year ended December 31, 2006 consisted of the repayment of a $1,600,000 convertible note, partially offset by proceeds received of approximately $221,000 related to exercises of outstanding options under our employee stock option plans and $44,000 from the issuance of common stock under our employee stock purchase plan. Net cash used in financing activities for the year ended December 31, 2005 consisted of the repayment of a $4,000,000 convertible note partially offset by proceeds received of approximately $3,003,000 related to exercises of outstanding options under our employee and director stock option plans and $163,000 from the issuance of common stock under our employee stock purchase plan.

The following table summarizes our contractual obligations and other commitments as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$4,359,000	$927,000	$1,290,000	$1,203,000	$939,000
Purchase obligations(2)	2,000,000	2,000,000	—	—	—
Royalty obligations(3)	3,215,000	1,175,000	1,040,000	1,000,000	—
Other long-term liabilities(4)	147,000	—	147,000	—	—

Total	$9,721,000	$4,102,000	$2,477,000	$2,203,000	$939,000

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.

(2)	These are amounts payable to our European marketing and development partner, Sigma-Tau, to conduct and complete an HCV clinical trial in Europe.

(3)	This includes minimum royalty payments to the U.S. Army through 2010 and to Wayne State University (“WSU”) through 2012. Additionally upon regulatory approval of ZADAXIN and commercialization of the product in certain countries, the Company is obligated to pay the U.S. Army and WSU the greater of the respective minimum annual royalty or a royalty based on a percentage of ZADAXIN sales. See note 12 of the Notes to Consolidated Financial Statements.

(4)	This amount represents a discretionary accrued long-term bonus payable to our chief executive officer as of December 31, 2007 based on performance targets over the years 2006-2008.

In addition to the above commitments, SciClone, as a result of its acquisition of the exclusive rights in the United States and Canada to develop and commercialize RP101, paid a $1,320,000 milestone payment upon dosage of the first patient in its phase 2 clinical trial in January 2008, and may be obligated to pay post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000 and royalties on future sales of RP101 to Avantogen and RESprotect. We also have assumed and amended the terms of a certain agreement for clinical trials management services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101, previously entered into by and between Avantogen Oncology, Inc. and Pharmaceutical Research Associates, Inc. (PRA). The estimated cost of PRA’s management services and pass-through costs per the amended Agreement is $8,000,000 and $4,000,000 respectively, of which $2,184,000 had been paid by the Company to PRA and $52,000 was payable to PRA as of December 31, 2007. The remaining amounts are expected to be paid to PRA as incurred, through 2009. We entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, SciClone and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. Our share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which €455,000 was paid by us to RESprotect through December 31, 2007.

Our existing capital resources and funds from product sales are sufficient to finance our operations through the first quarter of 2009, but are not sufficient to complete our current plans to conduct and complete clinical trials with RP101, SCV-07 and thymalfasin, and, if we proceed with all the development efforts we are planning, we would need to raise additional financing. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt our business. We cannot assure you that funds from financings will be sufficient to complete our current plans to conduct and complete clinical trials. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and the condition of the capital markets and the availability of financing for SciClone in particular. We are exploring various alternatives for financing in addition to sales of equity of SciClone, including a line of credit, debt financing and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction.

Related Party Transactions

There are no officers or directors that were involved in related party transactions in 2007.

We have licensed to our largest shareholder, Sigma-Tau, exclusive ZADAXIN development and marketing rights to include all countries in the European Union as of March 2000. We have also entered into an agreement with Sigma-Tau related to the clinical development of ZADAXIN and we received $2,685,000 in the first quarter of 2002 related to this agreement. This contract revenue was recognized over the estimated time to complete the ZADAXIN U.S. phase 3 HCV clinical trials and deliver the clinical data, the substantive performance requirements under the contract. For the years ended December 31, 2006 and 2005, we recognized contract revenue of $229,000 and $492,000, respectively, related to this agreement. No contract revenue was recognized in 2007 related to this agreement.

We have also entered into an agreement with Sigma-Tau, whereby Sigma-Tau is conducting a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial is to provide data on thymalfasin’s use as part of a triple therapy in treating HCV patients. We are providing Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period of which $2,009,000 has been paid through December 31, 2007 and the remaining $500,000 will be paid upon completion of the trial. We will also pay a $1,500,000 milestone payment upon completion of the final report. Based on the level of activity in this trial, we have recorded approximately $507,000, $1,750,000 and $1,203,000 of research and development expense related to this trial in the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, we had accrued clinical trial expenses of $1,620,000 and $1,599,000, respectively, due to Sigma-Tau.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in 2007, 2006 or 2005.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) released Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years ending after December 15, 2008. We do not expect any impact from the adoption of EITF 07-1 on our results of operations and financial position.

In July 2007, FASB released EITF No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities”. In accordance with EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently assessing the impact that EITF 07-3 will have on our results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, U.S. Treasury, or U.S. government agency notes and highly-rated, highly liquid short-term municipal securities which have an auction reset feature (“auction rate securities”). The short-term municipal securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). All of our investments mature within one year from date of purchase except for the auction rate securities whose ultimate maturities range from 22 to 34 years. Our holdings in short-term investments, of any one issue, do not exceed 2% of our cash, cash equivalents and short-term investments. Our investments in our investment securities are subject to interest rate risk. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $72,000 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at December 31, 2007. Actual results may differ materially. We do not hold any derivative financial instruments to manage our interest rate risks.

In February and March 2008, we began observing the failed auctions of auction rate securities whose underlying assets are comprised of student loans, and each of our six auction-rate securities experienced a failed auction for a combined $1,800,000. As of December 31, 2007, we held approximately $2,825,000 of auction rate securities within our available-for-sale short-term investments classified as current assets whose underlying assets were comprised of student loans, substantially backed by the federal government. Our auction rate securities comprised approximately 8% of our total cash, cash equivalents and short-term investments as of December 31, 2007. As of February 29, 2008, we held $1,800,000 of auction rate securities whose underlying assets were comprised of student loans. If the auction rate securities in our investment portfolio continue to experience failed auctions, our ability to liquidate our investments and fully recover the carrying value of our investments in the near term may be limited or not exist and we may be required to hold some, or all, of these securities until stability is restored with respect to these securities. An auction failure means that the parties wishing to sell securities could not. Although, all of our auction rate securities are currently rated AAA, the highest rating, by a rating agency, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities. However, it could take until the final maturity of the underlying notes to realize our investments’ recorded value which range from 22 to 34 years. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our business plan in the next 12 months.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. However, our purchases from one of our contract manufacturers are denominated in euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances denominated in euros. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could unpredictably, materially and adversely affect our operating results and stock price and could result in exchange losses, although such losses have been insignificant to date.

Item 8.	Financial Statements and Supplementary Data

SCICLONE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, as of January 1, 2006, SciClone Pharmaceuticals, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SciClone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 13, 2008

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$31,817,000	$25,615,000
Restricted short-term investments	72,000	698,000
Other short-term investments	3,392,000	16,279,000
Accounts receivable, net of allowance of $15,000 and $50,000 at December 31, 2007 and 2006, respectively	12,650,000	13,277,000
Inventories	5,579,000	3,232,000
Prepaid expenses and other current assets	2,949,000	1,860,000

Total current assets	56,459,000	60,961,000
Property and equipment, net	774,000	297,000
Intangible assets, net	332,000	402,000
Other assets	1,094,000	924,000

Total assets	$58,659,000	$62,584,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,937,000	$963,000
Accrued compensation and employee benefits	1,758,000	1,813,000
Accrued professional fees	699,000	754,000
Other accrued expenses	3,394,000	2,487,000
Accrued clinical trials expense	1,614,000	204,000
Accrued clinical trials expense due to related party	1,620,000	1,599,000
Deferred revenue	37,000	62,000

Total current liabilities	11,059,000	7,882,000
Long-term liabilities	341,000	68,000
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,121,562 and 46,001,249 shares issued and outstanding at December 31, 2007 and 2006, respectively	46,000	46,000
Additional paid-in capital	215,633,000	213,064,000
Accumulated other comprehensive income	82,000	78,000
Accumulated deficit	(168,502,000)	(158,554,000)

Total stockholders’ equity	47,259,000	54,634,000

Total liabilities and stockholders’ equity	$58,659,000	$62,584,000

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	2005
Revenues:
Product sales	$37,038,000	$32,433,000	$27,842,000
Related party contract revenue	—	229,000	492,000
Contract revenue	20,000	—	—

Total revenues	37,058,000	32,662,000	28,334,000
Cost of product sales	6,735,000	6,889,000	4,875,000

Gross margin	30,323,000	25,773,000	23,459,000

Operating expenses:
Research and development	16,939,000	12,338,000	13,203,000
Related party research and development	507,000	1,750,000	1,203,000
Sales and marketing	13,928,000	11,569,000	10,237,000
General and administrative	10,245,000	9,040,000	7,457,000

Total operating expenses	41,619,000	34,697,000	32,100,000

Loss from operations	(11,296,000)	(8,924,000)	(8,641,000)
Interest and investment income	1,629,000	1,764,000	1,273,000
Interest and investment expense	(20,000)	(94,000)	(345,000)
Other income (expense), net	40,000	7,981,000	—

(Loss) income before provision for income tax	(9,647,000)	727,000	(7,713,000)
Provision for income tax	301,000	—	—

Net (loss) income	$(9,948,000)	$727,000	$(7,713,000)

Basic and diluted net (loss) income per share	$(0.22)	$0.02	$(0.17)

Weighted average shares used in computing:
Basic net (loss) income per share	46,099,641	45,901,015	45,328,714

Diluted net (loss) income per share	46,099,641	46,072,027	45,328,714

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	44,677,845	$45,000	$206,608,000	$38,000	$(151,568,000)	$55,123,000
Issuance of common stock from exercise of stock options and employee stock purchase plan	1,199,575	1,000	3,165,000	—	—	3,166,000
Compensation related to stock option awards	—	—	472,000	—	—	472,000
Net loss	—	—	—	—	(7,713,000)	(7,713,000)
Net change in unrealized gain on available-for-sale securities	—	—	—	15,000	—	15,000

Total comprehensive loss						(7,698,000)

Balance at December 31, 2005	45,877,420	46,000	210,245,000	53,000	(159,281,000)	51,063,000
Issuance of common stock from exercise of stock options and employee stock purchase plan	123,829	—	265,000	—	—	265,000
Compensation related to stock option awards	—	—	2,554,000	—	—	2,554,000
Net income	—	—	—	—	727,000	727,000
Net change in unrealized gain on available-for-sale securities	—	—	—	25,000	—	25,000

Total comprehensive income						752,000

Balance at December 31, 2006	46,001,249	46,000	213,064,000	78,000	(158,554,000)	54,634,000
Issuance of common stock from exercise of stock options	120,313	—	241,000	—	—	241,000
Compensation related to stock option awards	—	—	2,328,000	—	—	2,328,000
Net loss	—	—	—	—	(9,948,000)	(9,948,000)
Net change in unrealized gains/losses on available-for-sale securities	—	—	—	22,000	—	22,000
Foreign currency translation	—	—	—	(18,000)	—	(18,000)

Total comprehensive loss						(9,944,000)

Balance at December 31, 2007	46,121,562	$46,000	$215,633,000	$82,000	$(168,502,000)	$47,259,000

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
Operating activities:
Net (loss) income	$(9,948,000)	$727,000	$(7,713,000)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Non-cash expense related to employee stock options	2,243,000	2,446,000	472,000
Amortization of interest on investments held-to-maturity	95,000	(38,000)	(56,000)
Depreciation and amortization	248,000	233,000	228,000
Other non-cash expense	1,000	—	1,000
Changes in operating assets and liabilities:
Accounts receivable, net	627,000	(3,576,000)	578,000
Inventories	(2,262,000)	148,000	907,000
Prepaid expenses and other assets	(1,259,000)	644,000	(447,000)
Accounts payable and other accrued expenses	1,852,000	1,137,000	(1,328,000)
Accrued compensation and employee benefits	(55,000)	(147,000)	(693,000)
Accrued clinical trials expense	1,410,000	(666,000)	(278,000)
Accrued clinical trials expense due to related party	21,000	811,000	436,000
Accrued professional fees	(55,000)	112,000	191,000
Deferred revenue	(25,000)	(149,000)	(460,000)
Long-term liabilities	96,000	—	—

Net cash (used in) provided by operating activities	(7,011,000)	1,682,000	(8,162,000)

Investing activities:
Purchases of property and equipment	(446,000)	(75,000)	(119,000)
Proceeds from maturities of short-term investments	23,082,000	25,650,000	6,756,000
Purchases of short-term investments	(9,642,000)	(26,152,000)	(13,000,000)

Net cash provided by (used in) investing activities	12,994,000	(577,000)	(6,363,000)

Financing activities:
Proceeds from issuances of common stock, net	241,000	265,000	3,166,000
Repayment of convertible note	—	(1,600,000)	(4,000,000)

Net cash provided by (used in) financing activities	241,000	(1,335,000)	(834,000)

Effect of exchange rate changes on cash and cash equivalents	(22,000)	—	—

Net increase (decrease) in cash and cash equivalents	6,202,000	(230,000)	(15,359,000)
Cash and cash equivalents, beginning of year	25,615,000	25,845,000	41,204,000

Cash and cash equivalents, end of year	$31,817,000	$25,615,000	$25,845,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$48,000	$336,000
Income taxes paid related to foreign operations	$299,000	$—	$—
Non-cash investing activities:
Leasehold improvements reimbursed by tenant allowance	$206,000	$—	$—

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) is a biopharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. The Company’s lead product ZADAXIN® is currently being evaluated in melanoma and hepatitis C virus (“HCV”) clinical trials and is currently approved for sale in certain international locations, and is sold primarily in China through the Company’s wholly-owned subsidiary SciClone Pharmaceuticals International Ltd. (“SPIL”). During 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer, and initiated a phase 2 RP101 clinical trial. The first patient in the phase 2 RP101 clinical trial was dosed in January 2008. During 2006, the Company in-licensed the Chinese marketing rights to DC BeadTM , a product for the treatment of liver cancer or hepatocellular carcinoma, and submitted a regulatory application to the Chinese State Food and Drug Administration related to this product.

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of December 31, 2007 or 2006 in the consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

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

The Company classifies its investment portfolio as available-for-sale and held-to-maturity. The Company records the available-for-sale investments at fair value, as determined by available market information, on the balance sheet. The portfolio primarily consists of certificates of deposit, short-term municipal securities and corporate equity securities. Unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive income on the consolidated balance sheet. Realized gains or losses and declines in value judged to be other than temporary are determined on the basis of specific identification and included in interest and investment income. The Company also held investments classified as held-to-maturity investments at December 31, 2006 which were recorded at amortized cost.

The Company performs an assessment each reporting period to determine whether any investment is impaired. Due to the recent adverse development in the credit markets, the Company may experience reduced liquidity with respect to some of its short-term, student loan related, AAA rated, adjustable rate securities. These developments could result in the reclassification of such securities to long-term investments. As of December 31, 2007, the Company held $2,825,000 in adjustable rate securities reflected as short-term investments. As of February 29, 2008, the Company held $1,800,000 in adjustable rate securities and in February and March 2008, all of these auction-rate securities had experienced a failed auction. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments. The Company believes it will be able to liquidate its investments without significant loss within the next year, and it currently believes these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities. However, it could take until the final maturity of the underlying notes to realize the investments’ recorded value. The Company believes that, even allowing for the reclassification of these securities to long term, and the possible requirement to hold all such securities for an indefinite period of time, that based on the Company’s expected operating cash flows, and its other sources of cash, it does not anticipate the potential lack of liquidity on these investments will affect its ability to execute its current business plan over the next 12 months.

Under its European value added tax filing arrangements, the Company has a letter of credit secured by a certificate of deposit for $72,000 in restricted short-term investments on the accompanying balance sheet as of December 31, 2007.

For the years ended December 31, 2007, 2006 and 2005, net change in unrealized gains of approximately $22,000, $25,000, and $15,000, on available-for-sale securities, respectively, were included in accumulated other comprehensive income (loss). In 2007, foreign currency translation losses of $18,000 were included in accumulated other comprehensive income (loss). For the years ended December 31, 2007, 2006, and 2005, there were no realized gains or losses.

Fair Value of Financial Instruments

The fair value of the Company’s cash equivalents and available-for-sale marketable securities are based on quoted market prices and the carrying amounts are equal to their respective fair values at December 31, 2007 and 2006. The amortized cost of the held-to-maturity securities approximated their fair value at December 31, 2006.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturity of these instruments.

Inventories

Inventories consist principally of raw materials, work in progress and finished goods products. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company periodically reviews the inventory in order to identify obsolete items. If obsolete items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized.

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

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income (loss) in the statement of stockholders’ equity.

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any period presented.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. Major components of research and development expenses consist of clinical development performed on the Company’s behalf by institutions and contract research organizations, sharing of certain costs of Sigma-Tau’s clinical development of ZADAXIN, personnel costs, including salaries and benefits, preclinical work, pharmaceutical development, materials and supplies, third party research funding and overhead allocations consisting of various administrative and facilities related costs. SciClone’s research and development activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of business development, patent costs, preclinical and toxicology work. Clinical development costs primarily relate to clinical trials. Pharmaceutical development costs consist of product formulation and chemical analysis.

ZADAXIN and RP101 clinical trials have the largest and most significant impact on the Company’s research and development expenses. Cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous institutions that conduct the clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The objective of the accrual policy is to match the recording of expenses to the actual services received and efforts expended. Expenses related to grants to institutions that conduct the clinical trials on the Company’s behalf are accrued based on the level of patient enrollment and activity according to the protocol. In general, for the Company’s U.S. HCV clinical trials, these expenses were higher for the initial and final months of a patient’s scheduled treatments and observation. Expenses relating to the clinical research organization and other entities managing the trials and laboratory and other direct expenses are recognized in the period they are estimated to be incurred and the services performed. The Company monitors active patient enrollment levels and related activity to the extent possible and adjusts estimates accordingly.

Shipping and Handling Costs

Costs related to shipping and handling are included in cost of sales for all periods presented.

Advertising Expenses

The Company expenses advertising costs as incurred and these costs are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $403,000, $221,000, and $150,000, respectively.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net (loss) income per share computations:

	2007	2006	2005
Numerator:
Net (loss) income	$(9,948,000)	$727,000	$(7,713,000)

Denominator:
Weighted-average shares outstanding used to compute basic net (loss) income per share	46,099,641	45,901,015	45,328,714
Effect of dilutive stock options	—	171,012	—

Weighted-average shares outstanding and dilutive stock options used to compute diluted net (loss) income per share	46,099,641	46,072,027	45,328,714

For the years ended December 31, 2007, 2006 and 2005, approximately 7,324,688, 6,903,336, and 7,080,186 shares, respectively, related to convertible notes payable and outstanding options were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Accordingly, the Company did not recognize compensation expense in accounting for its employee stock purchase plan or its stock option plans for options to employees and directors granted with exercise prices at fair market value.

The Company adopted FAS 123R using the modified-prospective transition method. Under this method, compensation cost recognized during the year ended December 31, 2007 and 2006 includes compensation cost for share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123. Compensation cost also includes all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes option valuation model and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Results for the year ended December 31, 2005 have not been restated to reflect the impact of FAS 123R.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (or “APIC”) pool of excess tax benefit, and to determine the subsequent effect on the APIC pool and the Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that were outstanding upon the Company’s adoption of FAS 123R.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures. In the Company’s pro forma information required under FAS 123 for the year ended December 31, 2005, the Company accounted for forfeitures as they occurred.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost.

The Company’s former Chief Executive Officer (“CEO”) was granted a target stock price award (see note 14, CEO Agreements) and, therefore, the grant date fair values related to each of the four vesting portions of this award have been calculated and the related expense included in the SFAS 123 pro forma expense disclosure over their derived service periods. For the year ended December 31, 2005, approximately $232,000 is included in the SFAS 123 pro forma expense below related to this award.

The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 had compensation expense for the Company’s stock option and employee stock purchase plans been determined based on the fair value at the grant date consistent with the provisions of FAS 123:

2005
Net loss—as reported	($7,713,000)
Total stock-based employee compensation expense included in reported net loss	472,000
Total stock-based employee compensation expense determined under the fair value based method for all awards	($3,212,000)

Net loss—pro forma	($10,453,000)

Basic and diluted net loss per share—as reported	($0.17)

Basic and diluted net loss per share—pro forma	($0.23)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The following table summarizes the components of accumulated other comprehensive income (loss):

	December 31,
	2007	2006	2005
Net unrealized gains on available-for-sale securities	$100,000	$78,000	$53,000
Cumulative foreign currency translation adjustment	(18,000)	—	—

Accumulated other comprehensive income	$82,000	$78,000	$53,000

Segment Information

The Company operates in one segment (see note 17).

Concentration of Credit Risk

The People’s Republic of China uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the year ended December 31, 2007, sales to three importing agents in China accounted for 92% of the Company’s product sales. For the year ended December 31, 2006, sales to four importing agents in China accounted for 92% of the Company’s product sales. For the year ended December 31, 2005, sales to three importing agents in China accounted for 91% of the Company’s product sales. In 2007, the two largest customers accounted for 63% and 21% of sales, respectively. No other customer accounted for more than 10% of sales in 2007. In 2006, the two largest customers accounted for 66% and 15% of sales, respectively. No other customer accounted for more than 10% of sales in 2006. In 2005, the three largest customers accounted for 57%, 19% and 15% of sales, respectively. No other customer accounted for more than 10% of sales in 2005. As of December 31, 2007, approximately $11,941,000, or 94% of the Company’s accounts receivable were attributable to two importing agents in China. The Company performs on-going credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company maintains reserves for credit losses, and such losses have been within management’s expectation. The Company recognizes reserves for bad debts ranging from 25% to 100% based on the length of time the receivables are past contractual payment due dates and the Company’s collection experience.

Recently Issued Accounting Pronouncements

In December 2007, the FASB released Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years ending after December 15, 2008. The Company does not expect any impact from the adoption of EITF 07-1 on its results of operations and financial position.

In July 2007, the FASB released EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities”. In accordance with EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently assessing the impact that EITF 07-3 will have on its results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact that SFAS No. 157 will have on its results of operations and financial position.

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

Reclassifications

The Company reclassified $220,000 from other assets to prepaid expenses and other current assets, and reclassified $1,599,000 from accrued clinical trials expense to accrued clinical trials expense due to related party in the consolidated balance sheet as of December 31, 2006 to conform to the current period presentation. The Company also reclassified $229,000 and $492,000 from contract revenue to related party contract revenue and $1,750,000 and $1,203,000 from research and development to related party research and development in the consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively. In addition, the Company reclassified certain amounts related to its short-term investments, and reclassified $811,000 and $436,000 from accrued clinical trials expense to accrued clinical trials expense due to related party in the consolidated statements of cash flows for the years ended December 31, 2006 and 2005, respectively, to conform to the current year presentation.

Note 2 — Marketable Securities

The following is a summary of cash, cash equivalents, available-for-sale and held-to maturity securities:

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,814,000	$—	$—	$10,814,000
Money market funds	1,574,000	—	—	1,574,000
U.S. term deposits	19,429,000	—	—	19,429,000

Total cash and cash equivalents	$31,817,000	$—	$—	$31,817,000

Available-for-sale short-term investments:
Certificates of deposit maturing within 1 year	$488,000	$—	$—	$488,000
Short-term municipal securities	2,825,000	—	—	2,825,000
Corporate equity securities	51,000	100,000	—	151,000

Total available-for-sale short-term investments	$3,364,000	$100,000	$—	$3,464,000

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,220,000	$—	$—	$8,220,000
Money market funds	3,724,000	—	—	3,724,000
U.S. term deposits	13,671,000	—	—	13,671,000

Total cash and cash equivalents	$25,615,000	$—	$—	$25,615,000

Available-for-sale short-term investments:
Certificates of deposit maturing within 1 year	$845,000	$—	$—	$845,000
Short-term municipal securities	5,600,000	—	—	5,600,000
Corporate equity securities	51,000	78,000	—	129,000

Total available-for-sale short-term investments	$6,496,000	$78,000	$—	$6,574,000

Held-to-maturity short-term investments:
U.S. Treasury securities maturing within 1 year	$10,403,000	$—	$—	$10,403,000

As of December 31, 2007, there was $72,000 in restricted short-term investments and $3,392,000 in other short-term investments held in available-for sale securities. As of December 31, 2006, there was $698,000 in restricted short-term investments and $5,876,000 in other short-term investments held in available-for sale securities. The short-term municipals included in available-for-sale securities are auction rate securities which have long final maturities, however, because they are highly rated, highly liquid and their interest rate is reset at auction every 30 days, they are included as available-for-sale securities.

Note 3 — Inventories

Inventories consisted of the following:

	December 31,
	2007	2006
Raw materials	$1,319,000	$573,000
Work in progress	259,000	1,239,000
Finished goods	4,001,000	1,420,000

	$5,579,000	$3,232,000

Note 4 — Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	December 31,
	2007	2006
Prepaid clinical trial expense	$1,265,000	$13,000
Prepaid insurance	600,000	623,000
Value added tax receivable	381,000	452,000
Prepaid royalties	253,000	220,000
Prepaid interest and dividends	218,000	144,000
Prepaid rent	42,000	110,000
Other prepaid expenses	190,000	298,000

	$2,949,000	$1,860,000

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
Office furniture and fixtures	$525,000	$350,000
Office equipment	852,000	852,000
Leasehold improvements	534,000	203,000

	1,911,000	1,405,000
Less accumulated depreciation	(1,137,000)	(1,108,000)

Net property and equipment	$774,000	$297,000

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $178,000, $157,000, and $133,000, respectively.

Note 6 — Intangible Assets

Intangible assets included the following:

	December 31,
	2007	2006
Intangible product rights	$2,456,000	$2,456,000
Less accumulated amortization	(2,124,000)	(2,054,000)

	$332,000	$402,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $70,000 per year and for the years 2008 through 2012 is expected to be $70,000 per year. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the first European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

Note 7 — Other Assets

The following is a summary of other assets:

	December 31,
	2007	2006
Prepaid royalties	$655,000	$780,000
Prepaid clinical expenses	232,000	—
Lease deposits	166,000	106,000
Other assets	41,000	38,000

	$1,094,000	$924,000

Note 8 — Other Accrued Expenses

The following is a summary of other accrued expenses:

	December 31,
	2007	2006
Accrued manufacturing costs	$1,117,000	$478,000
Accrued sales and marketing expenses	921,000	390,000
Accrued royalties	681,000	529,000
Accrued pre-clinical trial expenses	112,000	232,000
Accrued annual reports expense	100,000	65,000
Other	463,000	793,000

	$3,394,000	$2,487,000

Note 9 — Collaborative Agreements and Related Party Transactions

The Company has licensed to its largest shareholder, Sigma-Tau, exclusive ZADAXIN development and marketing rights to include all countries in the European Union as of March 2000. The Company entered into an agreement with Sigma-Tau, whereby Sigma-Tau is conducting a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial is to provide data on ZADAXIN’s use as part of a triple therapy in treating HCV patients. The Company is providing Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period of which $2,009,000 has been paid as of December 31, 2007 and the remaining $500,000 will be paid upon completion of the trial. The Company will also pay a $1,500,000 milestone payment upon completion of the final report. Based on the level of activity in this trial, the Company has recorded approximately $507,000, $1,750,000 and $1,203,000 of research and development expense related to this trial in the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the Company had accrued clinical trial expenses of $1,620,000 and $1,599,000, respectively, due to Sigma-Tau.

The Company has also entered into an agreement with Sigma-Tau related to the clinical development of ZADAXIN and the Company received $2,685,000 in the first quarter of 2002 related to this agreement. This contract revenue was recognized over the estimated time to complete the ZADAXIN U.S. phase 3 HCV clinical trials and deliver the clinical data, the substantive performance requirements under the contact. For the years ended December 31, 2006 and 2005, the Company recognized contract revenue of $229,000 and $492,000, respectively, related to this agreement. No contract revenue was recognized in 2007 related to this agreement.

In October 2003, the Company and Wayne State University (“WSU”) amended a license agreement that WSU and A1B had entered into in 1994 that was subsequently assigned by A1B to SciClone. The 2003 amendment allows the Company to maintain an exclusive license to certain WSU patents regarding the use of thymosin alpha 1 in the treatment of hepatitis B and hepatitis C. In addition to certain minimum royalty payments following sales of ZADAXIN in certain territories, the Company paid WSU a total of $1,400,000 through December 31, 2007, in non-refundable pre-paid royalties. The Company can offset the annual royalties due on sales of ZADAXIN with these pre-paid royalties to the extent of 50% of the annual royalties in any one year. As of December 31, 2007, $233,000 and $655,000 were included in prepaid expenses and other current assets and other assets, respectively, on the accompanying balance sheet representing remaining prepaid royalties. As of December 31, 2006, $220,000 and $780,000 of these royalties were included in prepaid expenses and other current assets and other assets, respectively, on the accompanying balance sheet.

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

Note 10 — Other Long-term Liabilities

The following is a summary of long-term liabilities:

	December 31,
	2007	2006
Accrued compensation and employee benefits	$147,000	$68,000
Long-term deferred rent	194,000	—

	$341,000	$68,000

Long-term deferred rent relates to the Company’s non-cancelable office lease agreement entered into in May 2007. Refer to note 12 “Commitments and Contingencies” for further information on this matter.

Note 11 — Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The implementation of FIN 48 had no material impact on the Company’s consolidated financial statements. From January 1, 2007 through December 31, 2007, the Company had no unrecognized tax benefits. The Company’s policy is to recognize accrued interest and penalties for unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2007, 2006 and 2005 there were no interest or penalties included as a component of tax expense for unrecognized tax benefits.

The tax years 1996-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company has not recorded any federal or state income tax expense for the years ended December 31, 2007, 2006 and 2005. The provision for income tax of $301,000 for the year ended December 31, 2007 relates to foreign income taxes. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $9,328,000, $6,126,000, and $6,673,000 at December 31, 2007, 2006 and 2005, respectively. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

The domestic and foreign components of pre-tax (loss) income for the years ended December 31 are as follows:

	2007	2006	2005
Domestic	$(18,975,000)	$(5,399,000)	$(14,386,000)
Foreign	9,328,000	6,126,000	6,673,000

Pre-tax (loss) income	$(9,647,000)	$727,000	$(7,713,000)

A reconciliation of the statutory federal income tax rate of 34% to the actual tax rate for the years ended December 31 is as follows:

	2007	2006	2005
Tax at federal statutory rate	$(3,280,000)	$247,000	$(2,622,000)
Foreign income tax at different rates	(2,870,000)	(2,154,000)	(2,347,000)
Subpart F inclusion	3,041,000	—	—
Stock based compensation	94,000	95,000	(300,000)
Net operating losses not benefited	3,162,000	1,641,000	5,261,000
Non deductible expenses	192,000	171,000	8,000
Other	(38,000)	—	—

Income tax expense	$301,000	$—	$—

Significant components of the Company’s deferred tax assets at December 31 are as follows:

	2007	2006
Net operating loss carryforwards	$42,005,000	$42,949,000
R&D credit carryforwards	8,551,000	7,895,000
Other	2,320,000	1,221,000

Gross deferred tax assets	52,876,000	52,065,000
Valuation allowance	(52,876,000)	(52,065,000)

Total deferred tax assets	$—	$—

The valuation allowance increased by approximately $811,000, $3,353,000, and $5,818,000 in the years ended December 31, 2007, 2006 and 2005, respectively. Deferred tax assets relating to net operating loss carryforwards as of December 31, 2007 and 2006 include approximately $3,054,000 and $3,014,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity. The Company did not have any deferred tax liabilities at December 31, 2007 or 2006.

At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $122,000,000 which expire in the years 2008 through 2027. At December 31, 2007, the Company has federal tax credit carryforwards of approximately $8,000,000 which expire in the years 2009 through 2027.

At December 31, 2007, the Company has state net operating loss carryforwards of approximately $7,000,000 available to reduce future taxable income. The carryforwards begin to expire in 2008, if not utilized. In addition, the Company has research and development tax credit carryforwards of approximately $1,000,000 for state tax purposes at December 31, 2007. The tax credit carryforwards will be carried forward indefinitely until utilized.

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

Note 12 — Commitments and Contingencies

Leases

In May 2007, the Company entered into a non-cancelable operating lease agreement for its main office facility (“the lease”) to lease space from July 1, 2007 through June 30, 2014. The terms of the lease include base rent of approximately $42,000 with rent escalations of approximately 4% per year payable over the lease term. The Company is recognizing the rental expense on a straight-line basis over the lease term. Under the terms of the lease, the Company was provided an allowance in the amount of approximately $206,000 towards the cost of its leasehold improvements. In accordance with FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases: Time Pattern of the Physical Use of the Property in an Operating Lease, Lease Incentives in an Operating Lease, Applicability of Leveraged Lease Accounting to Existing Assets of the Lessor, Money-Over-Money Lease Transactions, Wrap Lease Transactions, the Company has recorded the allowance as deferred rent and is amortizing this amount over the lease term as a reduction of rent expense. The lease requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. As of December 31, 2007, the Company recorded $29,000 and $194,000 in short-term and long-term deferred rent, respectively.

The Company also leases various office facilities abroad and equipment under non-cancelable lease agreements. Rent expense in 2007, 2006, and 2005 was $1,408,000, $1,625,000, and $1,458,000, respectively. Minimum future rental payments under facility and equipment operating leases agreements as of December 31, 2007, amount to a total of $4,359,000 which consists of $927,000 in 2008, $718,000 in 2009, $572,000 in 2010, $595,000 in 2011, $608,000 in 2012, and $939,000 thereafter.

The Company’s lease for its previous office facility expired in September 2007. There were no further obligations arising from the expiration of the lease. The Company moved to its new main office facility in September 2007.

Purchase Obligations

At December 31, 2007, the Company was obligated to pay research and development fees in the amount of $2,000,000 to Sigma-Tau upon completion of an HCV clinical trial in Europe which amount is expected to be paid in 2008.

License and Royalty Obligations

On April 26, 2007, the Company announced that it had acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH (“RESprotect”), the Company paid approximately $1,700,000 in upfront fees, a $1,320,000 milestone payment upon dosage of the first patient in the phase 2 clinical trial in January 2008, and may be required to pay post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales. The $1,700,000 in upfront fees were expensed as incurred and included in research and development expense for the year ended December 31, 2007. The Company intends to initially develop RP101 for the treatment of pancreatic cancer in a combination therapy with gemcitabine, the standard of care for pancreatic cancer therapy, and has entered into an amended agreement with Pharmaceuticals Research Associates, Inc. (“PRA”) to assume the terms of a certain agreement for Clinical Trials Management Services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101, previously entered into by and between Avantogen Oncology, Inc. and PRA. The estimated cost of

PRA’s management services and pass-through costs is $8,000,000 and $4,000,000, respectively, of which $2,184,000 had been paid to PRA by the Company and another $52,000 was due and payable as of December 31, 2007. The Company has also entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, the Company and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. The Company’s share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which €455,000 was paid by the Company to RESprotect through December 31, 2007.

Under the October 2003 amendment to the Patent License Agreement with WSU, the Company is obligated to pay WSU a royalty, subject to minimum amounts, on a percentage of ZADAXIN net sales revenue for the treatment of hepatitis B and hepatitis C in certain countries including the United States, the European Union and Japan, but not including China. In the years ended December 31, 2006 and 2005, the Company paid WSU $500,000 and $400,000, respectively, of non-refundable pre-paid royalties and the Company has certain rights to offset annual minimum royalties due on sales of ZADAXIN with these pre-paid royalties.

Under the August 1997 ZADAXIN Patent License Agreement with the U.S. Army, the Company is obligated to pay the U.S. Army minimum annual royalty payments through 2010 and a royalty based on a percentage of ZADAXIN net sales revenue upon commercialization of ZADAXIN for treatment of chronic hepatitis C in certain countries including the U.S., the European Union and Japan, but not including China. During 2007, 2006 and 2005 the Company paid $20,000 per year to the U.S. Army related to the minimum annual royalty.

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

Note 13 — Stockholders’ Equity

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

Stock Award Plans

The 1991 Stock Plan (the “1991 Plan”) had reserved 3,450,000 shares for issuance thereunder. The 1991 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock purchase agreements.

The 1992 Stock Plan (the “1992 Plan”) had reserved 240,000 shares for issuance thereunder. The 1992 Plan permits the award of incentive or nonqualified stock options which must be exercised in cash.

The 1995 Equity Incentive Plan (the “1995 Plan”) had reserved 6,100,000 shares for issuance thereunder. The 1995 Plan permits the award of incentive or nonqualified stock options and shares of common stock under restricted stock awards.

The 2004 Stock Option Plan (the “2004 Plan”) had reserved 4,800,000 shares for issuance thereunder. The Board of Directors and stockholders also approved amendments to the 2004 Plan to expand the types of stock-based incentives authorized under the 2004 Plan and to restate the 2004 Plan as the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Equity Incentive Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase rights, stock bonuses, restricted stock units, performance shares and performance units. The options are granted at fair market value on the date of grant and expire ten years from the date of grant. In June 2007, the Board of Directors and stockholders of the Company approved an increase of 3,000,000 in the shares reserved under the 2005 Plan.

Under the 1991, 1992, 1995 and 2005 Plans, options are exercisable upon conditions determined by the Board of Directors and expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years. Although the 1991, 1992 and 1995 Plans have expired, the outstanding options relating to them are fully valid.

In June 1995, the Board of Directors and the stockholders of the Company approved the 1995 Nonemployee Director Stock Option Plan (the “Nonemployee Director Plan”) and reserved 250,000 shares for issuance thereunder. In June 2000 and June 2002 the Board of Directors and stockholders of the Company approved an increase of 250,000 in the shares reserved for issuance under the Nonemployee Director Plan. In May 2004, the Board of Directors and stockholders of the Company approved the 2004 Outside Directors Stock Option Plan and reserved 465,000 shares for issuance thereunder and the Nonemployee Director Stock Option Plan was canceled. The 2004 Outside Directors Stock Option Plan automatically grants nonqualified stock options to nonemployee directors upon their appointment or first election to the Company’s Board of Directors (“Initial Grant”) and annually upon their reelection to the Board of Directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). The options are granted at fair market value on the date of grant and expire ten years from the date of grant. Initial Grants become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, and Annual Grants become exercisable in twelve equal monthly installments from the date of grant, subject in each case to the Outside Director’s continuous service on the Company’s Board of Directors. In June 2005 and 2007, the Board of Directors and stockholders of the Company approved an increase in the maximum number of shares issuable under the 2004 Outside Directors Stock Option Plan by 550,000 and 750,000 shares, respectively, to a total of 1,765,000 shares.

The Company has entered into change of control agreements with certain employees that provide for accelerated vesting of their options should a change in control occur.

The following table summarizes the stock option activity under the 1991, 1992, 1995 and 2005 Stock Option Plans, the Nonemployee Director Plan and the 2004 Outside Director Stock Option Plan:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2004	2,676,423	6,706,613	$4.99
2005 Plan shares reserved	2,300,000	—	—
2004 Outside Directors Plan shares reserved	550,000	—	—
Options cancelled	984,025	(984,025)	$6.15
Options granted	(1,924,000)	1,924,000	$3.24
Options exercised	—	(1,119,462)	$2.68
Plan shares expired	(949,948)	—	—

Balance at December 31, 2005	3,636,500	6,527,126	$4.69
Options cancelled	1,212,991	(1,212,991)	$3.80
Options granted	(2,176,000)	2,176,000	$2.42
Options exercised	—	(101,375)	$2.18
Plan shares expired	(337,241)	—	—

Balance at December 31, 2006	2,336,250	7,388,760	$4.20
2005 Plan shares reserved	3,000,000	—	—
2004 Outside Directors Plan shares reserved	750,000	—	—
Options cancelled	1,343,542	(1,343,542)	$5.06
Options granted	(1,258,000)	1,258,000	$2.65
Options exercised	—	(120,313)	$2.01
Plan shares expired	(928,876)	—	—

Balance at December 31, 2007	5,242,916	7,182,905	$3.81	6.38	$150,425

Vested and expected to vest after December 31, 2007		6,707,451	$3.89	6.22	$149,818

Exercisable at December 31, 2007		4,553,305	$4.46	5.10	$146,525

The aggregate intrinsic value in the table above represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options at time of exercise was $114,000, $112,000, and $1,668,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated fair value of shares vested for the years ended December 31, 2007, 2006, and 2005 was $1,916,000, $2,674,000, and $2,744,000, respectively.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.22 – $2.34	1,060,887	6.25	$2.11	605,766	$1.98
$ 2.38 – $2.48	293,217	5.83	2.45	278,717	2.45
$ 2.49 – $2.49	1,000,000	8.42	2.49	100,000	2.49
$ 2.61 – $2.66	195,000	9.44	2.61	90,000	2.61
$ 2.69 – $2.69	865,000	9.22	2.69	—	—
$ 2.72 – $3.40	1,012,521	6.93	3.26	807,853	3.26
$ 3.68 – $4.25	900,320	3.80	3.90	890,008	3.90
$ 4.55 – $5.65	914,160	5.69	5.13	840,494	5.14
$ 5.83 – $10.75	936,800	3.83	7.99	935,467	7.99
$12.50 – $12.50	5,000	2.16	12.50	5,000	12.50

	7,182,905	6.38	$3.81	4,553,305	$4.46

The weighted-average assumptions used in the Black-Scholes option valuation model to calculate the estimated fair values at the date of grant for 2007, 2006 and 2005 and the resulting weighted-average expected life and weighted-average fair value of stock options granted during those periods are as follows:

Stock Option Plan	2007	2006	2005
Weighted-average fair value of stock options granted	$1.58	$1.37	$1.79
Risk-free interest rate	4.64%	4.73%	3.77%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of our common stock	70.01%	73.13%	73.39%
Weighted-average expected life of option (years)	4.64	3.86	3.70

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

As of December 31, 2007, unamortized compensation expense related to unvested options was approximately $3,251,000. The weighted average period over which compensation expense related to these options will be recognized is 3.40 years.

In July 1996, the Board of Directors and stockholders of the Company approved the 1996 Employee Stock Purchase Plan (the “ESPP”) and reserved 500,000 shares for issuance thereunder. In June 2003, the Board of Directors and stockholders of the Company approved an increase of 500,000 in the shares reserved for issuance under the 1996 Employee Stock Purchase Plan. All full-time employees are eligible to participate in the ESPP. Under the terms of the ESPP, employees could choose to have up to 15% of their salary withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the lower of the fair market value as of the first and last trading day of each quarterly participation period. In January 2006, the Board of Directors amended the ESPP to provide that, for each Offering Period commencing after January 31, 2006, the purchase price of the stock shall be equal to 95% of the fair market value of a share of the Company’s Common Stock on the Purchase Date (or such other amount as may be established by the Board). Accordingly, no fair value calculation was performed for purchases subsequent to January 31, 2006 because the amended plan is non-compensatory under FAS 123R. Under the ESPP, the Company sold 22,454 and 80,113 shares to employees in 2006 and 2005, respectively. No shares were sold under the ESPP by the Company in 2007.

The fair value of each stock award was estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table:

Employee Stock Purchase Plan	2007	2006	2005
Weighted-average fair value of employee stock purchase plan purchases	$0.00	$0.84	$0.76
Risk-free interest rate	0.00%	3.17%	2.98%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of our common stock	0.00%	60.59%	62.22%
Weighted-average expected life (years)	0.00	0.75	0.41

The following table illustrates the allocation of compensation cost related to stock options and employee stock purchases to the income statement line items each year as of December 31:

	2007	2006	2005
Research and development	$240,000	$771,000	$—
Sales and marketing	772,000	639,000	—
General and administrative	1,231,000	1,036,000	472,000

	$2,243,000	$2,446,000	$472,000

As result of adopting FAS 123R as of January 1, 2006, the Company’s income from operations and net (loss) income for the year ended December 31, 2007 and 2006 is approximately $2,243,000 and $2,446,000 higher and lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted (loss) income per share for year ended December 31, 2007 and 2006 are each $0.05 higher and lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The total compensation cost capitalized in inventory was approximately $85,000 and $108,000, respectively, for the years ended December 31, 2007 and 2006.

Reserved Shares

As of December 31, 2007, the Company had reserved shares of common stock for future issuance as follows:

Options outstanding	7,182,905
Shares available for grant	5,242,916
ESPP	282,519

12,708,340

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

Note 14 — CEO Agreements

On June 2, 2006, Dr. Friedhelm Blobel became the Company’s President and CEO and joined the Board of Directors, and Dr. Ira Lawrence resigned as President and CEO and became a consultant to the Company. Dr. Lawrence also continues to serve as a Director of the Company and serves as a member of the Business Development Committee and the Nominating and Corporate Governance Committee of the Board of Directors. In accordance with Dr. Lawrence’s separation agreement, his unvested stock options were cancelled. His options to purchase 200,000 shares that vested during his time of services as CEO will be exercisable for their term provided that Dr. Lawrence continues his service as a consultant or Director of the Company.

The Company had entered into an employment agreement with Dr. Lawrence effective June 1, 2005. The employment agreement included the award of an option to purchase 400,000 shares of the Company’s common stock at $2.97 per share, the closing price on The NASDAQ Stock Market of a share of the Company’s common stock on June 1, 2005. This option had a term of 10 years and shares of such second option would vest upon the Company’s common stock trading after June 1, 2005 for at least 30 consecutive calendar days at or greater than a target closing stock price, as reported on The NASDAQ Stock Market, of (a) $4.50 on or before June 1, 2008 for 100,000 shares, (b) $6.00 on or before June 1, 2009 for 100,000 shares, (c) $8.00 on or before June 1, 2010 for 100,000 shares, and (d) $10.00 on or before June 1, 2011 for 100,000 shares, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure.

Under APB 25, the Company recognized non-cash expense related to the stock price performance based option granted to Dr. Lawrence on June 1, 2005, the date he commenced his employment. The terms of this option required the application of variable accounting, and the related non-cash expense to be recognized is effected by the price level of trading activity in the Company’s stock. The Company recognized non-cash expense when the vesting of a portion of the option was determined to be probable. During the year ended December 31, 2005, the market price of the Company’s common stock price had closed above $4.50 for at least 30 consecutive calendar days thus triggering the vesting of 25% of the shares underlying the option. Therefore, the Company recognized a $423,000 non-cash expense attributable to this vesting in 2005. For the year ended December 31, 2007 and 2006, no expense related to this option was recognized by the Company as the remaining unvested shares were forfeited upon Dr. Lawrence’s departure from the Company.

Under SFAS 123, the option is considered a target stock price award and, therefore, the grant date fair values related to each of the four vesting portions of this award have been calculated and the related expense included in the SFAS 123 pro forma expense disclosure over the derived service periods for each of the four vesting portions of the award. The aggregate fair value of the award was estimated to be $691,000 at the date of grant using a Monte Carlo simulation option pricing model with the following assumptions, risk-free interest rate of 4.097%; dividend yield of 0%; volatility factor of 74% and expected life of 10 years. The fair values of the four vesting portions of the awards of $186,000, $173,000, $166,000 and $166,000 were to be amortized over their related derived service periods of 13, 21, 28, and 36 months, respectively. For the year ended December 31, 2005, approximately $232,000 of such expense is included in the SFAS 123 pro forma expense (see note 1, Significant Accounting Policies, Accounting for Stock-Based Compensation).

Under the new CEO agreement with Dr. Blobel, effective June 2, 2006, the Board of Directors is obligated in 2008 to consider an award to Dr. Blobel of a special cash bonus of up to $300,000, based on his achievement of the previously agreed upon performance targets over the years 2006-2008. The Company will estimate the probable amount of this long-term incentive bonus on a quarterly basis in order to accrue the bonus over the related performance period. As of December 31, 2007, the Company had accrued approximately $147,000 relating to the special cash bonus. All expenses related to the agreement with Dr. Blobel will be recorded to general and administrative expenses.

The employment agreement with Dr. Blobel also includes two option awards. The first option award is to purchase 400,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on The NASDAQ Stock Market of a share of the Company’s common stock on June 2, 2006. The option has a term of ten years and will vest in annual installments on each of the first four anniversaries of June 2, 2006. The Company is recognizing compensation cost for these options based on the grant-date fair value estimated in accordance with the provision of FAS 123R. The Company is amortizing the compensation cost over the vesting period, which is four years, using the straight line attribution method.

The second option award granted to Dr. Blobel is to purchase 600,000 shares of the Company’s common stock at an exercise price per share equal to the closing price on The NASDAQ Stock Market of a share of the Company’s common stock on June 2, 2006. This option has a term of 10 years and shares of such option will vest upon the Company’s common stock trading after June 2, 2006 for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on The NASDAQ Stock Market, of (a) $4.50 on or before June 2, 2009 for 100,000 shares, (b) $6.00 on or before June 2, 2010 for 100,000 shares, (c) $8.00 on or before June 2, 2011 for 100,000 shares, (d) $10.00 on or before June 2, 2012 for 100,000 shares, (e) $12.00 on or before June 2, 2013 for 100,000 shares, and (f) $14.00 on or before June 2, 2014 for 100,000 shares, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure.

The second option grant is considered an award with market service conditions. The market conditions are not considered performance conditions and therefore, compensation expense is recognized for the option with market conditions as long as service requirements are met, even if the market condition is not reached. Therefore, the grant date fair values related to each of the six vesting portions of this award have been calculated and the related compensation costs are being expensed over the service periods for each of the six vesting portions of the award. For the years ended December 31, 2007 and 2006, the Company recorded $448,000 and $265,000, respectively, of compensation expense related to this award.

Note 15 — 401k Plan

The Company has a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions, up to 15% of an employee’s salary. Company contributions, which can be terminated at the Company’s discretion, were approximately $202,000, $200,000, and $170,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 16 — Other Income

On April 3, 2006, the Company announced the resolution of its dispute with Schering Plough KK (SPKK) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000 on April 18, 2006 which was recorded as other income for the year ended December 31, 2006.

Note 17 — Significant Geographic Information

The Company operates in one business segment: the development and commercialization of novel therapeutics to treat chronic and life threatening diseases. Through December 31, 2007, all of the Company’s product revenues were generated from the sale of ZADAXIN.

The President and CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information at a level below that of the business segment.

The Company’s domestic operations primarily consist of product development. The Company’s wholly owned international subsidiary, SciClone Pharmaceuticals International Ltd., is engaged in sales and marketing and product distribution worldwide.

Information regarding geographic areas is as follows:

	Product Sales Revenue for the Year Ended December 31,	Contract Revenue for the Year Ended December 31,	Long Lived Assets December 31,	Net Assets December 31,
2007
U.S.	$—	$—	$1,798,000	$5,410,000
China	34,240,000	—	223,000	41,722,000
Rest of world	2,798,000	20,000	179,000	127,000

Total	$37,038,000	$20,000	$2,200,000	$47,259,000

2006
U.S.	$—	$—	$1,193,000	$10,850,000
China	29,722,000	—	233,000	43,673,000
Rest of world	2,711,000	229,000	197,000	111,000

Total	$32,433,000	$229,000	$1,623,000	$54,634,000

2005
U.S.	$—	$—	$1,931,000	$14,281,000
China	25,464,000	—	245,000	36,602,000
Rest of world	2,378,000	492,000	220,000	180,000

Total	$27,842,000	$492,000	$2,396,000	$51,063,000

Two customers accounted for 10% or more of total revenues (63% and 21%) for an aggregate of 84% of total revenues for the year ended December 31, 2007. Two customers accounted for 10% or more of total revenues (66% and 15%) for an aggregate of 81% of total revenues for the year ended December 31, 2006. Three customers accounted for 10% or more of total revenues (57%, 19% and 15%) for an aggregate of 91% of total revenues for the year ended December 31, 2005. No other customer accounted for more than 10% of total revenues during these years.

Note 18 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31	June 30		September 30		December 31
2007
Product sales	$8,644,000	$8,955,000		$9,421,000		$10,018,000
Contract revenue	—	—		20,000		—
Cost of product sales	1,628,000	1,687,000		1,663,000		1,757,000
Gross margin	7,016,000	7,268,000		7,778,000		8,261,000
Net loss	(624,000)	(2,657,000	)(3)	(3,055,000	)(4)	(3,612,000	)(4)
Basic and diluted net loss per share	$(0.01)	$(0.06)		$(0.07)		$(0.08)
2006
Product sales	$7,789,000	$7,910,000		$8,270,000		$8,464,000
Contract revenue	90,000	54,000		26,000		59,000
Cost of product sales	1,566,000	1,373,000		1,616,000		2,334,000	(1)
Gross margin	6,313,000	6,591,000		6,680,000		6,189,000
Net (loss) income	(2,424,000)	5,960,000	(2)	(1,306,000)		(1,503,000)
Basic and diluted net (loss) income per share	$(0.05)	$0.13		$(0.03)		$(0.03)

(1)	During the three months ended December 31, 2006, the Company recorded $929,000 of royalty expense related to a license agreement.

(2)	In April 2006, the Company received $8,000,000 for the resolution of its dispute with Schering Plough KK.

(3)	During the three months ended June 30, 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer, and expensed approximately $2,200,000 of acquisition and legal costs related to the acquisition.

(4)	During the three months ended September 30, 2007 and December 31, 2007, research and development expenses increased as a result of the Company's phase 2 trial for RP101 and the proposed phase 3 trial for melanoma.

Note 19 — Subsequent Event

During February 2008, the first patient was dosed in the Company’s phase 2 clinical trial using RP101 and a $1,320,000 milestone payment was paid to RESprotect by the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, has been made known to them in a timely fashion. Based on this evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited and issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited SciClone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SciClone Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SciClone Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of SciClone Pharmaceuticals, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 13, 2008

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended) that was identified in connection with the evaluation thereof that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by Item 401 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “ELECTION OF DIRECTORS — Nominees,” and “ELECTION OF DIRECTORS — Board Meetings and Committees – Audit Committee.” Information relating to the executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS — Executive Officers”.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS — Compliance with Section 16(a) of the Exchange Act.”

Code of Ethics

We have adopted a code of business conduct and ethics, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) and employees, known as the Corporate Code of Conduct and Reporting (‘Whistle Blowing’) of Perceived or Alleged Violations (the “Code of Conduct”). The Code of Conduct is available on our website at http:// www.sciclone.com. Additionally, stockholders may request a free copy of the Code of Conduct by contacting the Investor Relations Department at our corporate offices by calling 800-724-2566 or by sending an e-mail message to investorrelations@sciclone.com.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, the Company maintained seven compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. These consist of the 1991 Stock Plan, the 1992 Stock Plan, the 1995 Equity Incentive Plan, the 1995 Nonemployee Director Stock Option Plan, the 1996 Employee Stock Purchase Plan, the 2004 Outside Directors Stock Option Plan and the 2005 Equity Incentive Plan, which plans have all been approved by the Company’s stockholders. The Company does not currently maintain any compensation plans that have not been approved by the Company’s stockholders.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2007:

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
1991 Stock Plan	130,200	$6.35	—
1992 Stock Plan	73,000	$5.79	—
1995 Equity Incentive Plan	2,381,914	$5.03	—
1995 Nonemployee Director Stock Option Plan	310,000	$6.57	—
1996 Employee Stock Purchase Plan	—	—	282,519	(1)
2004 Outside Directors Stock Option Plan	665,000	$3.32	1,100,000
2005 Equity Incentive Plan	3,622,791	$2.72	4,142,916

Total	7,182,905	$3.81	5,525,435

(1)	1996 Employee Stock Purchase Plan is a voluntary plan open to all employees. This plan allows employees to elect payroll deductions which are used to purchase SciClone’s common stock directly from the Company.

The information required by Item 403 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “EXECUTIVE COMPENSATION AND OTHER MATTERS — Certain Relationships and Related Transactions” and “ELECTION OF DIRECTORS — Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS – Principal Accountant Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15 (a).    The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8, Part II on pages 54 – 80 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2007 and 2006.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007.

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2007.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

The following schedule required to be filed by Item 8 of this form and Item 15(d) is contained on page 91 of this Report:

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007.

All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Refer to Item 15(b) below.

Item 15 (b).     Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(25)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(1)	Bylaws.

4.1(6)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(10)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(10)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(10)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(11)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(11)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(11)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

Exhibit Number	Description
4.9(24)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(3)**	Registrant’s 1991 Stock Plan, together with forms of agreements thereunder.

10.2(2)**	Registrant’s 1992 Stock Plan, together with forms of agreements thereunder.

10.3(4)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.4(4)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.5(14)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended.

10.6(27)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(27)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.17(12)**	Change in Control Agreement between the Company and Richard A. Waldron dated as of April 30, 2001.

10.18(14)**	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

10.19(15)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.21(5)*	License Agreement effective April 19, 1996 between the Registrant and the National Institute of Health Office of Technology Transfer.

10.22(10)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.23(8)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.24(13)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

10.25(17)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.26(17)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.27(9)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.28(9)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.29(11)*	Registration Rights Agreement by and between the Company and UBS AG, London Branch dated as of February 16, 2001.

Exhibit Number	Description
10.30(13)*	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica Ld.A. and Aptafin S.p.A. dated as of January 21, 2003.

10.31(16)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.33(18)**	Agreement between the Company and Richard A. Waldron, dated September 10, 2004.

10.34(19)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.35(19)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.36(19)**	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.37(20)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.38(20)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

10.39(21)**	Amendment to Offer Letter dated as of February 24, 2006 by and between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid including offer letter dated May 21, 2001 between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid as Exhibit A thereto.

10.41(22)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.42(22)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.43(22)**	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.44(23)**	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.45(23)**	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.46(26)**	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.47(28)	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., and Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.48(27)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.49(27)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(29)	Subsidiaries of Registrant.

Exhibit Number	Description
23.1(29)	Consent of Independent Registered Public Accounting Firm.

24.1(29)	Powers of Attorney. See page 90.

31.1(29)	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2(29)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(29)	Section 1350 Certification of Principal Executive Officer.

32.2(29)	Section 1350 Certification of Principal Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 20, 2000.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2004.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(26)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(28)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007 filed on October 3, 2007.

(29)	Filed herewith.

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

Date: March 13, 2008

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

Signature	Title	Date

/S/ FRIEDHELM BLOBEL, PH.D. (Friedhelm Blobel, Ph.D.)	President and Chief Executive Officer, Director (Principal Executive Officer)	March 13, 2008

/S/ RICHARD A. WALDRON (Richard A. Waldron)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2008

/S/ IVAN B. HUI (Ivan B. Hui)	Director, Finance (Principal Accounting Officer)	March 13, 2008

/S/ JOHN D. BAXTER, M.D. (John D. Baxter, M.D.)	Director	March 13, 2008

/S/ RICHARD J. HAWKINS (Richard J. Hawkins)	Director	March 13, 2008

/S/ ROLF H. HENEL (Rolf H. Henel)	Director	March 13, 2008

/S/ JON S. SAXE (Jon S. Saxe)	Director	March 13, 2008

/S/ IRA D. LAWRENCE, M.D. (Ira D. Lawrence. M.D.)	Director	March 13, 2008

/S/ DEAN S. WOODMAN (Dean S. Woodman)	Chairman of Board of Directors	March 13, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

SCICLONE PHARMACEUTICALS, INC.

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions for Amounts Recovered	Deductions for Amounts Written Off	Balance at End of Period
Accounts Receivable Allowances for Uncollectible Accounts:
Year Ended December 31, 2007	$50,000	$—	$(35,000)	$—	$15,000
Year Ended December 31, 2006*	$82,000	$6,000	$(38,000)	$—	$50,000
Year Ended December 31, 2005*	$452,000	$70,000	$—	$(440,000)	$82,000

*	Certain prior year amounts have been reclassified to conform with the current year presentation.

INDEX TO EXHIBITS

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(25)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(1)	Bylaws.

4.1(6)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.3(10)*	6% Convertible Note dated as of December 7, 2000 by the Registrant in favor of UBS AG, London Branch.

4.4(10)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(10)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.6(11)*	6% Convertible Note dated as of March 21, 2001 by the Company in favor of UBS AG, London Branch.

4.7(11)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(11)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(24)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(3)**	Registrant’s 1991 Stock Plan, together with forms of agreements thereunder.

10.2(2)**	Registrant’s 1992 Stock Plan, together with forms of agreements thereunder.

10.3(4)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.4(4)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.5(14)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended.

10.6(27)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(27)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.17(12)**	Change in Control Agreement between the Company and Richard A. Waldron dated as of April 30, 2001.

Exhibit Number	Description
10.18(14)**	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

10.19(15)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.21(5)*	License Agreement effective April 19, 1996 between the Registrant and the National Institute of Health Office of Technology Transfer.

10.22(7)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.23(8)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.24(13)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

10.25(17)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.26(17)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.27(9)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.28(9)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.29(11)*	Registration Rights Agreement by and between the Company and UBS AG, London Branch dated as of February 16, 2001.

10.30(13)*	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica Ld.A. and Aptafin S.p.A. dated as of January 21, 2003.

10.31(16)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.33(18)**	Agreement between the Company and Richard A. Waldron, dated September 10, 2004.

10.34(19)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.35(19)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.36(19)**	Indemnity Agreement between SciClone Pharmaceuticals, Inc. and Ira D. Lawrence, M.D. dated as of April 25, 2005.

10.37(20)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Jere E. Goyan, Ph.D. dated as of May 29, 2005.

10.38(20)	Amendment of Stock Option Agreement between SciClone Pharmaceuticals, Inc. and Edwin C. Cadman, M.D. dated as of May 29, 2005.

Exhibit Number	Description
10.39(21)**	Amendment to Offer Letter dated as of February 24, 2006 by and between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid including offer letter dated May 21, 2001 between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid as Exhibit A thereto.

10.41(22)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.42(22)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.43(22)**	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.44(23)**	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.45(23)**	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.46(26)**	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.47(28)	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., and Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.48(27)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.49(27)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(29)	Subsidiaries of Registrant.

23.1(29)	Consent of Independent Registered Public Accounting Firm.

24.1(29)	Powers of Attorney. See page 90.

31.1(29)	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2(29)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(29)	Section 1350 Certification of Principal Executive Officer.

32.2(29)	Section 1350 Certification of Principal Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 20, 2000.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2004.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 29, 2005.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2005.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(26)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(28)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007 filed on October 3, 2007.

(29)	Filed herewith.