Form 10-Q
period 2008-03-31
SCICLONE PHARMACEUTICALS INC
filed 2008-05-08
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 30, 2008, 46,219,562 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,157,000	$31,817,000
Restricted short-term investments	78,000	72,000
Other short-term investments	532,000	3,392,000
Accounts receivable, net of allowance of $15,000 at March 31, 2008 and December 31, 2007	14,078,000	12,650,000
Inventories	5,466,000	5,579,000
Prepaid expenses and other current assets	2,946,000	2,949,000

Total current assets	48,257,000	56,459,000
Property and equipment, net	730,000	774,000
Intangible assets, net	315,000	332,000
Long-term investments	1,713,000	—
Other assets	1,025,000	1,094,000

Total assets	$52,040,000	$58,659,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,495,000	$1,937,000
Accrued compensation and employee benefits	1,202,000	1,758,000
Accrued professional fees	782,000	699,000
Other accrued expenses	3,077,000	3,394,000
Accrued clinical trials expense	1,313,000	1,614,000
Accrued clinical trials expense due to related party	1,747,000	1,620,000
Deferred revenue	26,000	37,000

Total current liabilities	9,642,000	11,059,000
Long-term liabilities	203,000	341,000
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,219,562 and 46,121,562 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	46,000	46,000
Additional paid-in capital	216,288,000	215,633,000
Accumulated other comprehensive income	22,000	82,000
Accumulated deficit	(174,161,000)	(168,502,000)

Total stockholders’ equity	42,195,000	47,259,000

Total liabilities and stockholders’ equity	$52,040,000	$58,659,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Product sales	$10,634,000	$8,644,000
Cost of product sales	1,967,000	1,628,000

Gross margin	8,667,000	7,016,000

Operating expenses:
Research and development	7,422,000	2,296,000
Related party research and development	127,000	127,000
Sales and marketing	3,948,000	3,024,000
General and administrative	3,021,000	2,610,000

Total operating expenses	14,518,000	8,057,000

Loss from operations	(5,851,000)	(1,041,000)
Interest and investment income	261,000	453,000
Interest and investment expense	—	(10,000)
Other income (expense), net	37,000	(5,000)

Loss before provision for income tax	(5,553,000)	(603,000)
Provision for income tax	106,000	21,000

Net loss	$(5,659,000)	$(624,000)

Basic and diluted net loss per share	$(0.12)	$(0.01)
Weighted average shares used in computing basic and diluted net loss per share	46,190,046	46,073,995

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(5,659,000)	$(624,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to employee stock options	497,000	588,000
Amortization of interest on investments held to maturity	—	(51,000)
Depreciation and amortization	76,000	54,000
Changes in operating assets and liabilities:
Accounts receivable, net	(1,428,000)	(2,622,000)
Inventories	125,000	(299,000)
Prepaid expenses and other assets	72,000	(61,000)
Accounts payable and other accrued expenses	(759,000)	472,000
Accrued compensation and employee benefits	(556,000)	(789,000)
Accrued clinical trials expenses	(301,000)	—
Accrued clinical trials expense due to related party	127,000	(359,000)
Accrued professional fees	83,000	(100,000)
Deferred revenue	(11,000)	(57,000)
Long-term liabilities	(138,000)	29,000

Net cash used in operating activities	(7,872,000)	(3,819,000)

Investing activities:
Purchases of property and equipment	(15,000)	(6,000)
Proceeds from maturities of short-term investments	1,925,000	3,094,000
Purchases of short-term investments	(900,000)	(3,151,000)

Net cash provided by (used in) investing activities	1,010,000	(63,000)

Financing activities:
Proceeds from issuances of common stock, net	146,000	166,000

Net cash provided by financing activities	146,000	166,000

Effect of exchange rate changes on cash and cash equivalents	56,000	—

Net decrease in cash and cash equivalents	(6,660,000)	(3,716,000)
Cash and cash equivalents, beginning of period	31,817,000	25,615,000

Cash and cash equivalents, end of period	$25,157,000	$21,899,000

Supplemental disclosures of cash flow information:
Income taxes paid related to foreign operations	$106,000	$21,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2007 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2007 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of March 31, 2008 or December 31, 2007 in the condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

Recent Accounting Pronouncements

Adopted in Current Quarter

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company deferred adoption of SFAS 157 as it relates to its non financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option for any financial assets or liabilities under this Statement.

Not Yet Adopted

In December 2007, EITF No. 07-1, “Accounting for Collaborative Arrangements” was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on its financial statements.

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive common shares from stock options are excluded, as their effect is anti-dilutive. For the three months ended March 31, 2008 and 2007, approximately 7,264,959 and 7,115,104 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

2.	Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, and available-for-sale securities at March 31, 2008 and December 31, 2007:

	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,911,000	$—	$—	$6,911,000
Money market funds	2,653,000	—	—	2,653,000
U.S. term deposits	15,593,000	—	—	15,593,000

Total cash and cash equivalents	$25,157,000	$—	$—	$25,157,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$488,000	$—	$—	$488,000
Corporate equity securities	51,000	71,000	—	122,000
Long-term auction rate securities	1,800,000	—	(87,000)	1,713,000

Total available-for-sale investments	$2,339,000	$71,000	$(87,000)	$2,323,000

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,814,000	$—	$—	$10,814,000
Money market funds	1,574,000	—	—	1,574,000
U.S. term deposits	19,429,000	—	—	19,429,000

Total cash and cash equivalents	$31,817,000	$—	$—	$31,817,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$488,000	$—	$—	$488,000
Corporate equity securities	51,000	100,000	—	151,000
Short-term auction rate securities	2,825,000	—	—	2,825,000

Total available-for-sale investments	$3,364,000	$100,000	$—	$3,464,000

As of March 31, 2008, there was $78,000 in restricted short-term investments and $2,245,000 in other investments held in available-for-sale securities. As of December 31, 2007, there was $72,000 in restricted short-term investments and $3,392,000 in other investments held in available-for-sale securities.

The auction rate securities whose underlying assets are generally student loans which are substantially backed by the federal government have an auction reset feature. In February 2008, auctions began to fail for these securities and each auction has failed since February 2008. The Company has classified auction rate securities as long-term assets on its balance sheet as of March 31, 2008 based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and its estimation of future liquidity of such investments. These investments were recorded at fair value as of March 31, 2008 of $1,713,000 which reflects a temporary impairment on these investments of $87,000 recorded as an unrealized loss. The Company estimates the fair value of these investments to be $1,713,000 based on a discounted cash flow model.

3.	Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements at March 31, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Money market funds	$2,653,000	$—	$—	$2,653,000
U.S. term deposits	15,593,000	—	—	15,593,000
Certificates of deposit	—	488,000	—	488,000
Corporate equity securities	122,000	—	—	122,000
Long-term auction rate securities	—	—	1,713,000	1,713,000

Total	$18,368,000	$488,000	$1,713,000	$20,569,000

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

Long-term Auction Rate Securities
Balance at December 31, 2007	$2,825,000
Total unrealized loss included in other comprehensive income	(87,000)
Sales, net of purchases	(1,025,000)

Balance at March 31, 2008	$1,713,000

As a result of the decline in fair value for the Company’s auction rate securities, which the Company believes are temporary and attributed to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $87,000, which is included in accumulated other comprehensive income line of stockholders’ equity. All of the auction rate securities held by the Company at March 31, 2008 were in securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as long-term on its unaudited condensed consolidated balance sheet at March 31, 2008. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, is expected to be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate. The Company had no realized losses for the quarter ended March 31, 2008 relating to those assets for which the Company utilized Level 3 inputs to determine fair value that were still held by the Company at March 31, 2008.

4.	Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$2,224,000	$1,319,000
Work in progress	377,000	259,000
Finished goods	2,865,000	4,001,000

	$5,466,000	$5,579,000

5.	Accrued Expenses

The following is a summary of other accrued expenses:

	March 31, 2008	December 31, 2007
Accrued manufacturing costs	$853,000	$1,117,000
Accrued sales and marketing expenses	907,000	921,000
Accrued royalties	740,000	681,000
Accrued pre-clinical trial expenses	88,000	112,000
Accrued annual reports expense	125,000	100,000
Other	364,000	463,000

	$3,077,000	$3,394,000

6.	Shareholders’ Equity

Stock Award Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the options expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years. Certain options granted under the Plans vest over shorter periods.

The following table summarizes stock option activity during the three-month period ended March 31, 2008 under all option plans:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2007	5,242,916	7,182,905	$3.81
Options cancelled	263,631	(263,631)	$4.41
Options granted	(1,326,500)	1,326,500	$1.82
Options exercised	—	(98,000)	$1.49
Plan shares expired	(197,672)	—	—

Balance at March 31, 2008	3,982,375	8,147,774	$3.49	6.95	$163,000

Vested and expected to vest after March 31, 2008		7,412,065	$3.62	6.74	$138,000
Exercisable at March 31, 2008		4,584,482	$4.40	5.47	$64,000

The aggregate intrinsic value in the table above represents the value of the Company’s closing stock price on the last trading day in March 2008, in excess of the exercise price, multiplied by the number of outstanding options, vested and expected to vest after March 31, 2008, and exercisable. The total intrinsic value of options at time of exercise was approximately $59,000 and $80,000 for the three months ended March 31, 2008 and 2007, respectively.

Stock Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) using the modified-prospective transition method. Under this method, compensation cost associated with stock options includes 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) 123; and 2) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes option valuation model and the single option approach. The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

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

	Three Months Ended March 31,
Stock Option Plan	2008	2007
Weighted-average fair value of stock options granted	$1.03	$1.61
Risk-free interest rate	2.70%	4.65%
Dividend yield	0.00%	0.00%
Volatility factor of the expected market price of our common stock	66.53%	70.65%
Weighted-average expected life of option (years)	4.83	4.64

The Company granted to its Chief Executive Officer, Dr. Blobel, an option to purchase 300,000 shares of the Company’s common stock at an exercise price per share equal to the closing price of a share of the Company’s common stock on March 18, 2008. This option has a term of 10 years and will vest upon the Company’s common stock trading after March 18, 2008 for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on the NASDAQ Stock Market, of (a) $4.50 on or before June 2, 2009 for 50,000 shares, (b) $6.00 on or before June 2, 2010 for 50,000 shares, (c) $8.00 on or before June 2, 2011 for 50,000 shares, (d) $10.00 on or before June 2, 2012 for 50,000 shares, (e) $12.00 on or before June 2, 2013 for 50,000 shares, and (f) $14.00 on or before June 2, 2014 for 50,000 shares, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure.

This grant is considered an award with market service conditions. The market conditions are not considered performance conditions and therefore, compensation expense is recognized for the option with market conditions as long as service requirements are met, even if the market conditions are not reached. Therefore, the grant date fair values related to each of the six vesting portions of this award have been calculated using a Monte Carlo simulation option pricing model with the following assumptions, risk-free interest rate of 3.875%; dividend yield of 0%; volatility factor of 89.14% and expected life of 10 years, and the related compensation costs are being expensed over the service periods for each of the six vesting portions of the award. For the quarter ended March 31, 2008, the Company recorded approximately $4,000 of compensation expense related to this award.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets including its net operating loss carryforwards.

As of March 31, 2008, unamortized compensation expense related to unvested options was approximately $3,776,000. The weighted average period over which compensation expense related to these options will be recognized is 4.07 years.

The estimated fair value of shares vested for the three months ended March 31, 2008 and 2007 was $676,000 and $663,000, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) under which substantially all employees may purchase common stock through payroll deductions. Employees may choose to have up to 15% of their salary withheld to purchase the Company’s common stock at a purchase price of the stock equal to 95% of the fair market value of a share of the Company’s Common Stock on the Purchase Date (or such other amount as may be established by the Board). The ESPP is treated as a non-compensatory plan under FAS 123R. As of March 31, 2008, 282,519 shares were reserved for future issuance under the ESPP.

7.	Comprehensive Loss/Income

The following table summarizes components of total comprehensive loss:

	Three Months Ended March 31,
	2008	2007
Net loss	$(5,659,000)	$(624,000)
Other comprehensive (loss) income:
Net change in unrealized gains/losses on available-for-sale securities	(116,000)	2,000
Foreign currency translation	56,000	—

Total comprehensive loss	$(5,719,000)	$(622,000)

The following table summarizes the components of accumulated other comprehensive income:

	March 31, 2008	December 31, 2007
Net unrealized gains/losses on available-for-sale securities	$(16,000)	$100,000
Cumulative foreign currency translation adjustment	38,000	(18,000)

Accumulated other comprehensive income	$22,000	$82,000

8.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The implementation of FIN 48 had no material impact on the Company’s consolidated financial statements. From January 1, 2007 through March 31, 2008, the Company had no unrecognized tax benefits. The Company’s policy is to recognize accrued interest and penalties for unrecognized tax benefits as a component of tax expense. For the three-month periods ended March 31, 2008 and 2007, there were no interest or penalties included as a component of tax expense for unrecognized tax benefits.

The tax years 1996-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not yet filed its 2007 returns.

Provision for income tax of $106,000 and $21,000 for the three months ended March 31, 2008 and 2007, respectively, related to the Company’s foreign operations in the People’s Republic of China.

9.	Related Party Transactions

The Company has licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995 and Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently the Company’s largest shareholder. Under the agreement with Sigma-Tau, Sigma-Tau is conducting a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial is to provide data on ZADAXIN’s use as part of a triple therapy in treating HCV patients. The Company is providing Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period of which $2,009,000 has been paid as of March 31, 2008 and the remaining $500,000 will be paid upon completion of the trial. The Company will also pay a $1,500,000 milestone payment upon completion of the final report. Based on the level of activity in this trial, the Company has recorded approximately $127,000 of research and development expense related to this agreement in both the three-month periods ended March 31, 2008 and 2007. As of March 31, 2008 and December 31, 2007, the Company had accrued clinical trial expenses of $1,747,000 and $1,620,000, respectively, due to Sigma-Tau.

10.	Commitments

In April 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH (“RESprotect”), the Company may be obligated to pay post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales. The Company has entered into an agreement with Pharmaceuticals Research Associates, Inc. (“PRA”) for Clinical Trials Management Services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101 for the treatment of pancreatic cancer. The estimated cost of PRA’s management services and pass-through costs is $8,000,000 and $4,000,000, respectively, of which $3,371,000 had been paid to PRA by the Company and another $6,000 was due and payable as of March 31, 2008. The Company has also entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, the Company and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. The Company’s share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which €1,155,000 ($1,769,000) was paid by the Company to RESprotect through March 31, 2008, leaving a balance of approximately €293,000 ($463,000 at March 31, 2008 conversion rates).

In May 2007, the Company entered into a non-cancelable operating lease agreement for its main office facility (“the lease”) to lease space from July 1, 2007 through June 30, 2014. Under the terms of the lease, the Company was provided an allowance in the amount of approximately $206,000 towards the cost of its leasehold improvements. In accordance with FASB Technical Bulletin 88-1, the Company has capitalized the leasehold improvements and recorded the allowance as deferred rent which is being amortized over the lease term as a reduction of rent expense. The lease requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad and equipment under non-cancelable lease agreements. Minimum future rental payments under facility and equipment operating lease agreements as of March 31, 2008 amount to a total of $4,145,000 which consists of $708,000 remaining in 2008, $723,000 in 2009, $572,000 in 2010, $595,000 in 2011, $608,000 in 2012, $622,000 in 2013, and $317,000 thereafter.

11.	Subsequent Event

On April 4, 2008, the Company’s former Executive Vice President and Chief Financial Officer, resigned from the Company effective April 30, 2008. In connection with the resignation, the Company entered into an agreement in which the former Executive Vice President and Chief Financial Officer will be available to consult with the Company on a limited capacity for up to one year thereafter. He will retain the right to exercise any vested options during this one-year consulting period and will be entitled to payments in the aggregate amount of $345,000, payable over approximately a one-year period, in addition to payments of salary and bonus deemed earned through the date of termination of employment.

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

Overview

SciClone Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development and commercialization of novel therapeutics to treat life-threatening diseases. Our strategy is to in-license products in the areas of cancer and viral infectious diseases, and to develop them for commercialization in the major pharmaceutical markets with a particular focus on the People’s Republic of China (“China”), one of the world’s fastest growing pharmaceutical markets. ZADAXIN®, our brand of thymalfasin, is one of the largest imported drugs, as measured by revenue, in China today, and currently is in late-stage clinical development for the treatment of hepatitis C virus (HCV) in Europe. Our proprietary in-licensed compound RP101 entered phase 2 clinical development for the treatment of pancreatic cancer in combination with gemcitabine in January 2008. Our proprietary in-licensed compound SCV-07 entered phase 2 clinical development for viral infectious disease in June 2007. We also submitted a regulatory application to the Chinese State Food and Drug Administration (SFDA) in December 2006 related to DC BeadTM, a product for the treatment of liver cancer, or hepatocellular carcinoma (HCC), for which we obtained Chinese marketing rights in June 2006 from Biocompatibles UK Ltd., a UK-based company.

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

In June 2007, we reported positive survival data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV malignant melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy tripled the overall response rate and extended overall survival by nearly 3 months compared to malignant melanoma patients treated with DTIC, the current standard of care, and low dose interferon alpha. In collaboration with Sigma-Tau, in October 2007, we shared the melanoma clinical data with and received approval from, the United States Federal Food and Drug Administration (FDA) to initiate phase 3 registration trials. We and Sigma-Tau are planning the design of a phase 3 melanoma trial and our regulatory strategy including a Special Protocol Assessment (SPA) to be filed with the FDA. Thymalfasin phase 3 clinical development and commercialization plans for HCV and melanoma have potentially significantly different timelines, costs, and sizes of prospective addressable markets, and the markets for these two products differ in terms of competitive products and other factors. Consequently, before proceeding with a further melanoma trial, we and Sigma-Tau will review the final results for the current HCV clinical trial anticipated in the third quarter of 2008 in order to determine the next steps for an optimal thymalfasin development program.

We manufacture ZADAXIN for sale and for our clinical trials, through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

As of March 31, 2008, we have an accumulated deficit of approximately $174,161,000. At least over the next few years, we expect net losses due to increased operating expenses as we expand our research and development and clinical testing efforts and our sales and marketing capabilities. Our ability to achieve and sustain operating profitability is dependent on expansion of sales of ZADAXIN and securing regulatory approval for DC Bead in China, the execution and successful completion of ZADAXIN, SCV-07, and RP101 clinical trials and securing regulatory approvals for these products in the major pharmaceutical markets of the United States and Europe. If regulatory approval is secured in those territories, our ability to achieve and sustain operating profitability will depend on the successful commercialization and marketing of these products. Clinical development involves numerous risks and uncertainties and, in addition to our successes, we have experienced setbacks in clinical development in the past. In particular, in December 2005 and June 2006, we reported results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. In addition, other factors may also impact our ability to achieve and sustain operating profitability, including the pricing of ZADAXIN and its manufacturing and marketing costs, our ability to compete in pharmaceutical markets, the cost of product development and commercialization programs including SCV-07, DC Bead, and RP101, the timing and costs of acquiring rights to additional drugs, our ability to fund our operations and the entrance into and extension of agreements for product development and commercialization, where appropriate.

For the three months ended March 31, 2008 and 2007, product sales in China were $9,990,000 and $7,918,000, respectively. We expect net sales to increase in 2008 due to increased sales in China. For the overall consolidated Company, primarily due to the level of research and development activities and other operations, we expect a net loss and a reduction in cash, cash equivalents and short-term investments for 2008. We are considering raising additional capital in 2008 to fund our operations, including anticipated clinical trials. We are exploring various alternatives for financing in addition to sales of equity of SciClone, including a line of credit, debt financing and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction.

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

Recent Accounting Pronouncements

Adopted in Current Quarter

Effective January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we deferred adoption of SFAS 157 as it relates to our non financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

Effective January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option for any financial assets or liabilities under this Statement.

Not Yet Adopted

In December 2007, EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 other than the adoption of SFAS No. 157.

Results of Operations

Total Revenues

Product sales were $10,634,000 for the three-month period ended March 31, 2008, as compared to $8,644,000 for the corresponding period in 2007. All product sales in each period were derived from sales of ZADAXIN. The increase was attributable to a higher volume of product sold and a slight increase in prices between the 2008 and 2007 periods. Sales to customers in China are denominated in U.S. dollars and accounted for approximately 94% and 92% of product sales for the three-month periods ended March 31, 2008 and 2007, respectively.

For the three-month period ended March 31, 2008, sales to two importing agents in China accounted for approximately 68% and 26% of our product sales. For the three-month period ended March 31, 2007, sales to three importing agents in China accounted for approximately 57%, 22% and 12% of our product sales. The two largest customers were the same importing agents in each of these periods.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 82% for the three-month period ended March 31, 2008, as compared to 81% for the corresponding period in 2007. We expect cost of product sales, and hence gross margin on product sales, to vary slightly from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory. For the three-month periods ended March 31, 2008 and 2007, no charges were recorded by us associated with excess or expiring finished product inventory.

Research and Development

Research and development expenses were $7,422,000 for the three-month period ended March 31, 2008, as compared to $2,296,000 for the corresponding period in 2007. The higher level of research and development expenses related to our phase 2 clinical trials for RP101 and SCV-07, and to the development plans for a phase 3 clinical trial for melanoma. These increases included approximately $1,178,000 for clinical trial management and statistician services, an increase of approximately $1,729,000 in drug development and manufacturing costs related to the scale up of RP101 and purchase of gemcitabine for the RP101 clinical trial, a $1,320,000 milestone payment upon first patient dosing in the RP101 phase 2 clinical trial, and an increase in compensation and benefits expense, recruiting fees, and travel expenses. The initiation and continuation of our clinical development programs has had, and will continue to have, a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular quarter for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our future research and development costs for 2008 in total will be approximately $26,900,000. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $3,948,000 for the three-month period ended March 31, 2008, as compared to $3,024,000 for the corresponding period in 2007. The higher level of sales and marketing expenses was primarily due to increases in sales and marketing personnel, promotional activities and operating expense related to our expanding sales and marketing efforts. We expect that our future sales and marketing expenses for 2008 in total will be approximately $16,800,000 and that sales and marketing expenses will continue to increase in the next several years if we are successful in expanding our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $3,021,000 for the three-month period ended March 31, 2008, as compared to $2,610,000 for the corresponding period in 2007. The higher levels of general and administrative expenses were primarily due to increased legal and accounting expenses in the 2008 period. We expect that our future general and administrative expenses will be approximately $10,700,000 for 2008 in total, although these expenses may vary from quarter to quarter.

Interest and Investment Income and Other Income (Expense)

Interest and investment income was approximately $261,000 for the three-month period ended March 31, 2008, as compared to $453,000 for the corresponding period in 2006. The decrease was primarily due to lower cash and investment balances in the 2008 period.

Other income (expense), net was $37,000 for the three-month period ended March 31, 2008 as compared to ($5,000) for the corresponding period in 2007 and was mainly related to foreign currency transaction gain on cash denominated in euros.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 126 and 147 days for the three-month periods ended March 31, 2008 and 2007, respectively. The majority of our sales are to customers in China, where our accounts receivable collections have standard credit terms of 180 days. For the three-month periods ended March 31, 2008 and 2007, such receivables were collected within these terms. Days’ sales outstanding decreased from 2007 to 2008, due to normal fluctuations in the timing of customer payments received.

On March 31, 2008 and December 31, 2007, we had $27,480,000 and $35,281,000, respectively, in cash, cash equivalents, short-term investments, and long-term investments including $78,000 and $72,000, respectively, of restricted short-term investments. Based on our clinical trial activities including RP101, SCV07, and the development plans for a melanoma trial, and expected further net loss, we currently estimate cash, cash equivalents and investments at December 31, 2008 will be approximately $10,000,000.

Our short-term investments consist of highly liquid marketable securities. Our restricted short-term investment of $78,000 relates to a letter of credit secured by a certificate of deposit to facilitate our value added tax filings in Europe.

As of March 31, 2008, we held approximately $1,713,000 of auction rate securities with an auction reset feature whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction has failed since February 2008. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our estimation of future liquidity of such investments, we have classified the investments as long-term assets on our March 31, 2008 balance sheet. These investments were recorded at fair value as of March 31, 2008.

All of our auction rate securities are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe that even with the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Net cash used in operating activities amounted to $7,872,000 for the three-month period ended March 31, 2008 as compared to net cash used in operating activities in the amount of $3,819,000 in the corresponding period in 2007. The

$7,872,000 of net cash used in operating activities for the three-month period ended March 31, 2008 was comprised primarily of net loss of $5,659,000 which was adjusted for non-cash items such as stock-based compensation expense of $497,000 and depreciation and amortization of $76,000, and $2,786,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase of $1,428,000 in our accounts receivable due to an increase in sales and fluctuations in the timing of customer payments received, a decrease of $556,000 in accrued compensation and employee benefits primarily related to the payment of the 2007 bonus to our employees, a $759,000 decrease in accounts payable and other accrued expenses, and a $301,000 decrease in our accrued clinical trials expense, both decreases related primarily to payments made to vendors during the three months ended March 31, 2008 related to the phase 2 RP101 and SCV-07 clinical trials, and to the development plans for a phase 3 melanoma clinical trial.

Net cash used in operating activities of $3,819,000 for the three-month period ended March 31, 2007 was comprised primarily of net loss of $624,000 which was adjusted for non-cash items such as stock-based compensation expense of $588,000, depreciation and amortization of $3,000, and $3,786,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase of $2,622,000 in our accounts receivable due to an increase in sales and fluctuations in the timing of customer payments received, an increase of $299,000 in our inventory as our supplier of bulk active pharmaceutical ingredient (API) product for the manufacture of ZADAXIN was able to produce higher yields on production runs, enabling us to increase our inventory levels, compared to the lower than expected inventory levels in the prior period, and a decrease of $789,000 in accrued compensation and employee benefits related to bonus and severance paid.

Net cash provided by investing activities amounted to $1,010,000 for the three-month period ended March 31, 2008, compared to cash used in investing activities of $63,000 for the three-month period ended March 31, 2007. The change in the 2008 period was primarily due to an increase in net proceeds from the sales and purchases of marketable securities as compared to the prior year period.

Net cash provided by financing activities amounted to $146,000 and $166,000 for the three-month periods ended March 31, 2008 and 2007, respectively, and consisted of proceeds from issuance of common stock under our employee stock option plan.

Our existing capital resources and funds from product sales are not sufficient to complete our plans with RP101, SCV-07 and thymalfasin including conducting and completing clinical trials, including phase 3 trials, relating to these products, and, if we proceed with all the development efforts we are planning, we would need to raise additional financing. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which would severely hurt the Company. We cannot assure you that funds from financings will be sufficient to complete our current plans to conduct and complete clinical trials. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and the condition of the capital markets and the availability of financing for SciClone in particular. We are exploring various alternatives for financing in addition to sales of equity of SciClone, including a line of credit, debt financing and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction.

Contractual Obligations

There were no material changes in the three-month period ended March 31, 2008 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2007.

Related Party Transactions

There are no officers or directors that were involved in related party transactions in the three-month period ended March 31, 2008.

We have licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995 and Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently our largest shareholder. Under the agreement with Sigma-Tau, Sigma-Tau is conducting a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial is to provide data on thymalfasin’s use as part of a triple therapy in treating HCV patients. We are providing Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period of which $2,009,000 has been paid through March 31, 2008 and the remaining $500,000 will be paid upon completion of the trial. We will also pay a $1,500,000 milestone payment upon completion of the final report. Based on the level of activity in this trial, we have recorded approximately $127,000 of research and development expense related to this trial for both the three months ended March 31, 2008 and 2007. As of March 31, 2008 and December 31, 2007, we had accrued clinical trial expenses of $1,747,000 and $1,620,000, respectively, due to Sigma-Tau.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three-month period ended March 31, 2008.

Risk Factors

You should carefully consider the risks described below, in addition to the other information in this report on Form 10-Q and our report on Form 10-K for the year ended December 31, 2007, before making an investment decision. Each of these risk factors could adversely affect our business, financial condition, and operating results as well as adversely affect the value of an investment in our common stock.

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For each of the three-month periods ended March 31, 2008 and 2007, approximately 94% and 92%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy. In China, ZADAXIN is approved only for the treatment of hepatitis B virus (HBV) and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in substantial and increasing quantities. While generic products outsell ZADAXIN in unit volumes, we have been able to maintain an advantage through the reputation of our imported, branded product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

We have received regulatory approvals to market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2013. Although we have been successful in obtaining renewal earlier this year, there is no assurance that we will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to conduct business in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals.

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

We are considering raising additional capital in 2008 to fund our operations, including anticipated clinical trials. We are exploring various alternatives for financing in addition to sales of equity of SciClone, including a line of credit, debt financing and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction. However, we cannot assure you that such funds will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; through March 31, 2008, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier is working to remedy the production problems, but has not been able to produce our product at targeted yields and costs. Until the production problems are remedied, we may suffer production problems that may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha and ribavirin for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials, and RESprotect is the exclusive supplier of RP101 for our phase 2 study evaluating the safety and efficacy of RP101. Any unanticipated deficiencies in these suppliers, recall of the manufacturing lots or similar action regarding the pegylated interferon alpha, ribavirin or RP101 used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

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

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, the DC Bead, or RP101, we may not be able to successfully market them.

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

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In particular, our efforts to in-license or acquire, develop and commercialize product candidates for China require the addition of clinical and regulatory personnel and the capabilities to expand our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. In April 2008, our former Chief Financial Officer departed the Company and we are currently searching for a replacement. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

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

Our commercial success depends in part on us not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. We are aware of a third-party patent that may relate to our products and may cover a method of action used by thymalfasin. We cannot assure you that our mechanism of action does not infringe on their claim. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, U.S. patent applications may be kept confidential for 12 or more months while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third- party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, regardless of merit, would require us to devote resources and attention that could have been directed to our operations and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.

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

To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. For the DC Bead, we are obligated to pay half of the costs in our efforts to obtain regulatory approval in China. For RP101, we are obligated to make milestone payments if a phase 3 trial is successful. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

We have not yet sold any product other than thymalfasin and our sales have been primarily in a single country, China. Our future revenue growth depends to a great extent on increased market acceptance and commercialization of thymalfasin in additional countries, particularly in the United States and Europe. If we fail to successfully market thymalfasin, or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products, such as the DC Bead and RP101. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

We have a history of operating losses and an accumulated deficit. We expect to incur losses in the near term and may not be profitable in the future.

We reported net loss of $5,659,000 for the three months ended March 31, 2008. In addition, we have experienced significant operating losses in the past, and as of March 31, 2008, we had an accumulated deficit of approximately $174 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

We have limited sales, marketing and distribution capabilities outside of China, which may adversely affect our ability to successfully commercialize our products.

Outside of our current principal market of China, we have limited sales, marketing and distribution capabilities, and we anticipate that we may be relying on third-party collaborators to sell, market and distribute our products for the foreseeable future particularly in the major pharmaceutical markets of the United States, Europe and Japan should we receive regulatory approval to market our products in those territories. If our arrangements with these third parties are not successful, or if we are unable to enter into additional third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. We may receive approvals permitting us to sell in additional markets but not have the financial resources to fund sales and marketing efforts. Our efforts to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which will harm our future operating results. Moreover, if we are able to further expand our sales, marketing and distribution capabilities, we will begin competing with other companies that have experienced and well-funded operations. If we cannot successfully compete with these larger companies, our revenues may not grow and our business may suffer.

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

Our investments are subject to certain risks which could materially adversely affect our overall financial position

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of March 31, 2008, we held $1,713,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. As a result, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments. Although we believe we will be able to liquidate our investments without significant loss within the next year and we further believe these securities are not significantly impaired, primarily due to the federal government guarantee underlying the securities, it is possible that we would not be able to realize the recorded value of our investments until the final maturity of the underlying notes. The final maturities of these securities range from 22 to 34 years. We have not written down any of our ARS investments as of March 31, 2008; however, we have reclassified these holdings to long-term. Should any of our cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R had a significant impact on our results of operations, although it has no impact on our cash or overall financial position. For the three months ended March 31, 2008 and 2007, we recognized $497,000 and $588,000, respectively, of stock-based compensation expense in accordance with FAS 123R.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, and U.S. Treasury, or U.S. government agency notes. In the past, we also invested in highly-rated, auction rate securities. The auction rate securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). All of our investments mature within one year from date of purchase except for the auction rate securities whose ultimate maturities range from 22 to 34 years. Our holdings in investments, of any one issue, do not exceed 2% of our cash, cash equivalents and investments. Our investments in our investment securities are subject to interest rate risk. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $26,000 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at March 31, 2008. Actual results may differ materially. We do not hold any derivative financial instruments to manage our interest rate risks.

As of March 31, 2008, we held approximately $1,713,000 in auction rate securities, classified as long-term assets, with an auction rate feature whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction has failed since February 2008. Effective January 1, 2008, we determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation to these instruments to other observable market data, we valued these securities using a pricing model with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program-FFELP), the probability of the auction succeeding or the security being called, an illiquidity discount factor, and tax status. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of inherent limitations in any control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a Company have been detected. We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout our organization. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The only material changes in our risk factors from those previously disclosed in our Form 10-K for the year ended December 31, 2007, were as follows:

•	We modified our risk factor regarding revenue being dependent on the sale of ZADAXIN in foreign countries, particularly China, the third paragraph which now reads in full as follows:

Our revenue is dependent on the sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

We have received regulatory approvals to market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2013. Although we have been successful in obtaining renewal earlier this year, there is no assurance that we will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to conduct business in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals.

•	We modified our risk factor regarding key personnel, which now reads in full as follows:

If we lose key personnel or are unable to attract and retain additional, highly skilled and experienced personnel required for the expansion of our activities, our business will suffer.

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In particular, our efforts to in-license or acquire, develop and commercialize product candidates for China require the addition of clinical and regulatory personnel and the capabilities to expand our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. In April 2008, our former Chief Financial Officer departed the Company and we are currently searching for a replacement. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

•	We modified our risk factor regarding successfully developing or commercializing our products, the second paragraph of which now reads in full as follows:

We may not be able to successfully develop or commercialize our products. We may consider strategic alliances with other companies in efforts to broaden our product development pipeline.

To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. For the DC Bead, we are obligated to pay half of the costs in our efforts to obtain regulatory approval in China. For RP101, we are obligated to make milestone payments if a phase 3 trial is successful. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

•	We modified our risk factor regarding operating losses, which now reads in full as follows:

We have a history of operating losses and an accumulated deficit. We expect to incur losses in the near term and may not be profitable in the future.

We reported net loss of $5,659,000 for the three months ended March 31, 2008. In addition, we have experienced significant operating losses in the past, and as of March 31, 2008, we had an accumulated deficit of approximately $174 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

•	We modified our risk factor regarding that we have limited sales, marketing and distribution capabilities outside of China, which now reads in full as follows:

We have limited sales, marketing and distribution capabilities outside of China, which may adversely affect our ability to successfully commercialize our products.

Outside of our current principal market of China, we have limited sales, marketing and distribution capabilities, and we anticipate that we may be relying on third-party collaborators to sell, market and distribute our products for the foreseeable future particularly in the major pharmaceutical markets of the United States, Europe and Japan should we receive regulatory approval to market our products in those territories. If our arrangements with these third parties are not successful, or if we are unable to enter into additional third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. We may receive approvals permitting us to sell in additional markets but not have the financial resources to fund sales and marketing efforts. Our efforts to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which will harm our future operating results. Moreover, if we are able to further expand our sales, marketing and distribution capabilities, we will begin competing with other companies that have experienced and well-funded operations. If we cannot successfully compete with these larger companies, our revenues may not grow and our business may suffer.

•	We modified our risk factor regarding our investments being subject to certain risks, which now reads in full as follows:

Our investments are subject to certain risks which could materially adversely affect our overall financial position

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of March 31, 2008, we held $1,713,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. As a result, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments. Although we believe we will be able to liquidate our investments without significant loss within the next year and we further believe these securities are not significantly impaired, primarily due to the federal government guarantee underlying the securities, it is possible that we would not be able to realize the recorded value of our investments until the final maturity of the underlying notes. The final maturities of these securities range from 22 to 34 years. We have not written down any of our ARS investments as of March 31, 2008; however, we have reclassified these holdings to long-term. Should any of our cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

Item 6.	Exhibits

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2 (10)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(11)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.6(5)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.

10.7(5)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.

10.8(6)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(6)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.11(7)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(7)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(7)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(8)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(8)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(9)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.17(12)	Consulting and Resignation Agreement and General Release of All Claims, between SciClone Pharmaceuticals, Inc. and Richard Waldron executed April 4, 2008.

10.18(12)	Description of 2008 Executive Incentive Plan.

31.1(12)	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer.

32.1(12)	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(9)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 27, 2006.

(10)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2006.

(12)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: May 8, 2008	/s/ Friedhelm Blobel, PH.D.
Friedhelm Blobel, PH.D. President and Chief Executive Officer and Acting Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2 (10)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(11)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.6(5)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.

10.7(5)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.

10.8(6)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(6)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.11(7)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(7)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(7)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(8)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(8)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(9)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.17(12)	Consulting and Resignation Agreement and General Release of All Claims between SciClone Pharmaceuticals, Inc. and Richard Waldron, executed April 4, 2008.

10.18(12)	Description of 2008 Executive Incentive Plan.

31.1(12)	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer.

32.1(12)	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(12)	Filed herewith.