Form 10-Q
period 2008-06-30
SCICLONE PHARMACEUTICALS INC
filed 2008-08-01
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

As of July 29, 2008, 46,219,562 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,673,000	$31,817,000
Restricted short-term investment	78,000	72,000
Other short-term investments	134,000	3,392,000
Accounts receivable, net of allowance of $0 at June 30, 2008 and $15,000 at December 31, 2007	17,654,000	12,650,000
Inventories	5,432,000	5,579,000
Prepaid expenses and other current assets	2,286,000	2,949,000

Total current assets	47,257,000	56,459,000
Property and equipment, net	685,000	774,000
Intangible assets, net	297,000	332,000
Long-term investments	1,679,000	—
Other assets	995,000	1,094,000

Total assets	$50,913,000	$58,659,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$851,000	$1,937,000
Accrued compensation and employee benefits	1,705,000	1,758,000
Accrued professional fees	839,000	699,000
Other accrued expenses	2,638,000	3,394,000
Accrued clinical trials expense	470,000	1,614,000
Accrued clinical trials expense due to related party	1,816,000	1,620,000
Deferred revenue	64,000	37,000

Total current liabilities	8,383,000	11,059,000
Long-term liabilities	211,000	341,000
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,219,562 and 46,121,562 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	46,000	46,000
Additional paid-in capital	216,799,000	215,633,000
Accumulated other comprehensive (loss) income	(46,000)	82,000
Accumulated deficit	(174,480,000)	(168,502,000)

Total stockholders’ equity	42,319,000	47,259,000

Total liabilities and stockholders’ equity	$50,913,000	$58,659,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales	$13,834,000	$8,955,000	$24,468,000	$17,599,000
Cost of product sales	2,511,000	1,687,000	4,478,000	3,315,000

Gross margin	11,323,000	7,268,000	19,990,000	14,284,000

Operating expenses:
Research and development	4,466,000	4,585,000	11,888,000	6,882,000
Related party research and development	69,000	127,000	196,000	253,000
Sales and marketing	4,192,000	3,139,000	8,140,000	6,163,000
General and administrative	2,860,000	2,444,000	5,881,000	5,054,000

Total operating expenses	11,587,000	10,295,000	26,105,000	18,352,000

Loss from operations	(264,000)	(3,027,000)	(6,115,000)	(4,068,000)
Interest and investment income	124,000	419,000	385,000	873,000
Interest and investment expense	—	(10,000)	—	(20,000)
Other income (expense), net	17,000	(11,000)	54,000	(17,000)

Loss before provision for income tax	(123,000)	(2,629,000)	(5,676,000)	(3,232,000)
Provision for income tax	196,000	28,000	302,000	49,000

Net loss	$(319,000)	$(2,657,000)	$(5,978,000)	$(3,281,000)

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.13)	$(0.07)
Weighted average shares used in computing basic and diluted net loss per share	46,219,562	46,093,452	46,204,804	46,083,777

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(5,978,000)	$(3,281,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to employee stock options	992,000	1,158,000
Amortization of interest on investments held to maturity	—	26,000
Depreciation and amortization	157,000	109,000
Changes in operating assets and liabilities:
Accounts receivable, net	(5,004,000)	(76,000)
Inventories	172,000	(1,222,000)
Prepaid expenses and other assets	762,000	(636,000)
Accounts payable and other accrued expenses	(1,842,000)	(670,000)
Accrued compensation and employee benefits	(53,000)	(607,000)
Accrued clinical trials expenses	(1,144,000)	(134,000)
Accrued clinical trials expense due to related party	196,000	(233,000)
Accrued professional fees	140,000	241,000
Deferred revenue	27,000	(26,000)
Long-term liabilities	(130,000)	58,000

Net cash used in operating activities	(11,705,000)	(5,293,000)

Investing activities:
Purchases of property and equipment	(28,000)	(16,000)
Proceeds from sales and maturities of short-term investments	2,293,000	13,808,000
Purchases of short-term investments	(900,000)	(6,954,000)

Net cash provided by investing activities	1,365,000	6,838,000

Financing activities:
Proceeds from issuances of common stock, net	149,000	225,000

Net cash provided by financing activities	149,000	225,000

Effect of exchange rate changes on cash and cash equivalents	47,000	—

Net (decrease) increase in cash and cash equivalents	(10,144,000)	1,770,000
Cash and cash equivalents, beginning of period	31,817,000	25,615,000

Cash and cash equivalents, end of period	$21,673,000	$27,385,000

Supplemental disclosures of cash flow information:
Income taxes paid related to foreign operations	$297,000	$21,000

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of June 30, 2008 or December 31, 2007 in the condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. For the three months ended June 30, 2008 and 2007, approximately 8,131,880 and 7,498,055 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2008 and 2007, approximately 7,698,419 and 7,307,637 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Adopted January 1, 2008

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company deferred adoption of SFAS 157 as it relates to its non financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The three levels of input are:

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

Not Yet Adopted

In December 2007, EITF Issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”) was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of this Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on its financial statements.

2.	Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, and available-for-sale securities at June 30, 2008 and December 31, 2007:

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,895,000	$—	$—	$4,895,000
Money market funds	2,696,000	—	—	2,696,000
U.S. term deposits	14,082,000	—	—	14,082,000

Total cash and cash equivalents	$21,673,000	$—	$—	$21,673,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$120,000	$—	$—	$120,000
Corporate equity securities	51,000	41,000	—	92,000
Long-term auction rate securities	1,800,000	—	(121,000)	1,679,000

Total available-for-sale investments	$1,971,000	$41,000	$(121,000)	$1,891,000

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,814,000	$—	$—	$10,814,000
Money market funds	1,574,000	—	—	1,574,000
U.S. term deposits	19,429,000	—	—	19,429,000

Total cash and cash equivalents	$31,817,000	$—	$—	$31,817,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$488,000	$—	$—	$488,000
Corporate equity securities	51,000	100,000	—	151,000
Short-term auction rate securities	2,825,000	—	—	2,825,000

Total available-for-sale investments	$3,364,000	$100,000	$—	$3,464,000

As of June 30, 2008, there was $78,000 in restricted short-term investment, $134,000 in other short-term investments, and $1,679,000 in long-term investments held in available-for-sale securities. As of December 31, 2007, there was $72,000 in restricted short-term investment and $3,392,000 in other short-term investments held in available-for-sale securities.

The auction rate securities (“ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government have an auction reset feature. In February 2008, auctions began to fail for these securities and each auction has failed since February 2008. The Company has classified ARS as long-term assets on its balance sheet as of June 30, 2008 based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and its estimation of future liquidity of such investments. These investments were recorded at fair value as of June 30, 2008 of $1,679,000 which reflects a temporary impairment on these investments of $121,000 recorded as an unrealized loss. The Company estimates the fair value of these investments to be $1,679,000 based on a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances. The Company intends and believes it has the ability to hold the securities until recovery.

3.	Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements at June 30, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Money market funds	$2,696,000	$—	$—	$2,696,000
U.S. term deposits	14,082,000	—	—	14,082,000
Certificates of deposit	—	120,000	—	120,000
Corporate equity securities	92,000	—	—	92,000
Long-term auction rate securities	—	—	1,679,000	1,679,000

Total	$16,870,000	$120,000	$1,679,000	$18,669,000

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008:

Auction Rate Securities
Balance at December 31, 2007 reflected as other short-term investments	$2,825,000
Total unrealized loss included in other comprehensive loss	(121,000)
Sales, net of purchases	(1,025,000)

Balance at June 30, 2008 reflected as long-term investments	$1,679,000

As a result of the decline in fair value for the Company’s ARS, which the Company believes are temporary and attributed to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $121,000, which is included in the accumulated other comprehensive loss included as part of stockholders’ equity. All of the ARS held by the Company at June 30, 2008 were in securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as long-term on its unaudited condensed consolidated balance sheet at June 30, 2008. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, is expected to be recorded to accumulated other comprehensive loss. If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate. The Company had no realized losses for the quarter ended June 30, 2008 relating to those assets for which the Company utilized Level 3 inputs to determine fair value that were still held by the Company at June 30, 2008.

4.	Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$2,229,000	$1,319,000
Work in progress	1,011,000	259,000
Finished goods	2,192,000	4,001,000

	$5,432,000	$5,579,000

5.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	June 30, 2008	December 31, 2007
Prepaid clinical expenses	$908,000	$1,265,000
Value added tax receivable	367,000	381,000
Prepaid insurance	337,000	600,000
Prepaid royalties	170,000	253,000
Drug substance manufacturing	149,000	—
Prepaid rent	44,000	42,000
Prepaid interest and dividends	14,000	218,000
Other prepaid expenses	297,000	190,000

	$2,286,000	$2,949,000

6.	Accrued Expenses

The following is a summary of other accrued expenses:

	June 30, 2008	December 31, 2007
Accrued sales and marketing expenses	$997,000	$921,000
Accrued royalties	804,000	681,000
Accrued tax expense	314,000	306,000
Accrued manufacturing costs	195,000	1,117,000
Accrued pre-clinical trial expenses	147,000	112,000
Accrued annual reports expense	65,000	100,000
Other	116,000	157,000

	$2,638,000	$3,394,000

7.	Shareholders’ Equity

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

Stock-Based Compensation

The fair value of each stock option granted under our Plans is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach with the weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option Plan	2008	2007	2008	2007
Risk-free interest rate	3.12%	4.76%	2.79%	4.71%
Dividend yield	—	—	—	—
Volatility factor of the expected market price of our common stock	65.60%	67.98%	66.33%	69.32%
Weighted-average expected life of option (years)	4.83	4.64	4.83	4.64

The expected life of options is derived from historical data on employee exercises and terminations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of the Company’s stock. The expected dividend assumption is based on the Company’s history and expectations of no dividend payouts.

The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

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

This grant is considered an award with market and service conditions. The market conditions are not considered performance conditions and therefore, compensation expense is recognized for the option with market conditions as long as service requirements are met, even if the market conditions are not reached. Therefore, the grant date fair values related to each of the six vesting portions of this award have been calculated using a Monte Carlo simulation option pricing model with the following assumptions, risk-free interest rate of 3.875%; dividend yield of 0%; volatility factor of 89.14% and expected life of 10 years, and the related compensation costs are being expensed over the service periods for each of the six vesting portions of the award. For the three and six months ended June 30, 2008, the Company recorded approximately $42,000 and $46,000 respectively, of compensation expense related to this award.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets including its net operating loss carryforwards.

As of June 30, 2008, unamortized compensation expense related to unvested options was approximately $3,517,000. The weighted average period over which compensation expense related to these options will be recognized is 3.96 years. The weighted-average fair value per share of options granted during the three months ended June 30, 2008 and 2007 was $1.00 and $1.54, respectively. The weighted-average fair value per share of options granted during the six months ended June 30, 2008 and 2007 was $1.03 and $1.60, respectively. The total fair value of the shares that vested during the three months ended June 30, 2008 and 2007 was $488,000 and $381,000, respectively. The total fair value of the shares that vested during the six months ended June 30, 2008 and 2007 was $1,164,000 and $1,044,000, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) under which substantially all employees may purchase common stock through payroll deductions. Employees may choose to have up to 15% of their salary withheld to purchase the Company’s common stock at a purchase price of the stock equal to 95% of the fair market value of a share of the Company’s Common Stock on the Purchase Date (or such other amount as may be established by the Board). The ESPP is treated as a non-compensatory plan under FAS 123R. As of June 30, 2008, 282,519 shares were reserved for future issuance under the ESPP.

8.	Comprehensive Loss/Income

The following table summarizes components of total comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(319,000)	$(2,657,000)	$(5,978,000)	$(3,281,000)
Other comprehensive (loss) income:
Net change in unrealized gains/losses on available-for-sale securities	(65,000)	(3,000)	(181,000)	(1,000)
Foreign currency translation	(3,000)	—	53,000	—

Total comprehensive loss	$(387,000)	$(2,660,000)	$(6,106,000)	$(3,282,000)

The following table summarizes the components of accumulated other comprehensive (loss) income:

	June 30, 2008	December 31, 2007
Net unrealized gains/losses on available-for-sale securities	$(81,000)	$100,000
Cumulative foreign currency translation adjustment	35,000	(18,000)

Accumulated other comprehensive (loss) income	$(46,000)	$82,000

9.	Income Taxes

Provision for income tax of $196,000 and $28,000 for the three months ended June 30, 2008 and 2007, respectively, and $302,000 and $49,000 for the six months ended June 30, 2008 and 2007, respectively, related to the Company’s foreign operations in the People’s Republic of China.

10.	Related Party Transactions

The Company has licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995 and Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently the Company’s largest shareholder. Under the agreement with Sigma-Tau, Sigma-Tau is conducting a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial is to provide data on ZADAXIN’s use as part of a triple therapy in treating HCV patients. The Company is providing Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period of which $2,009,000 has been paid as of June 30, 2008 and the remaining $500,000 will be paid during the third quarter of 2008. The Company will also pay a $1,500,000 milestone payment upon completion of the final report. Based on the level of activity in this trial, the Company has recorded approximately $69,000 and $127,000 of research and development expense related to this agreement in the three-month periods ended June 30, 2008 and 2007, respectively, and has recorded $196,000 and $253,000 of research and development expense related to this agreement in the six-month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company had accrued clinical trial expenses of $1,816,000 and $1,620,000, respectively, due to Sigma-Tau.

11.	Commitments

In April 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH (“RESprotect”), the Company may be obligated to pay post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales. The Company has entered into an agreement with Pharmaceuticals Research Associates, Inc. (“PRA”) for clinical trials management services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101 for the treatment of pancreatic cancer. The estimated cost of PRA’s management services and pass-through costs is $8,000,000 and $4,000,000, respectively, of which $4,521,000 had been paid to PRA by the Company and another $139,000 was due and payable as of June 30, 2008. The Company has also entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, the Company and

RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. The Company’s share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which €1,204,000 ($1,845,000) was paid by the Company to RESprotect through June 30, 2008, leaving a balance of approximately €244,000 ($384,000 at June 30, 2008 conversion rates).

In May 2007, the Company entered into a non-cancelable operating lease agreement for its main office facility (“the lease”) to lease space from July 1, 2007 through June 30, 2014. Under the terms of the lease, the Company was provided an allowance in the amount of approximately $206,000 towards the cost of its leasehold improvements. In accordance with FASB Technical Bulletin 88-1, the Company has capitalized the leasehold improvements and recorded the allowance as deferred rent which is being amortized over the lease term as a reduction of rent expense. The lease requires the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad and equipment under non-cancelable lease agreements. Minimum future rental payments under facility and equipment operating lease agreements as of June 30, 2008 amount to a total of $3,917,000 which consists of $477,000 remaining in 2008, $726,000 in 2009, $572,000 in 2010, $595,000 in 2011, $608,000 in 2012, $622,000 in 2013, and $317,000 thereafter.

On April 4, 2008, the Company’s former Executive Vice President and Chief Financial Officer resigned from the Company effective April 30, 2008. In connection with the resignation, the Company entered into an agreement in which the former Executive Vice President and Chief Financial Officer will be available to consult with the Company on a limited capacity for up to one year thereafter. He will retain the right to exercise any vested options during this one-year consulting period and will be entitled to payments in the aggregate amount of $345,000, payable over approximately a one-year period, in addition to payments of salary and bonus deemed earned through the date of termination of employment. As of June 30, 2008, $304,000 remains in accrued compensation and employee benefits included in the Company’s condensed consolidated balance sheet related to this agreement.

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

Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) hepatitis C clinical trial in Europe. In a press release dated February 11, 2008, we reported what we believe were promising interim blinded results and in a press release dated June 26, 2008, we reported that this trial has been successfully completed and that we expect the unblinded results of the trial to be released in the fourth quarter of 2008.

In June 2007, we reported positive data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV malignant melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy and low dose interferon alpha met its primary endpoint by reaching the tumor response rate required to reject the null hypothesis. In fact, two of the thymalfasin treated groups had a tripled overall response rate compared to malignant melanoma patients treated with DTIC, the current standard of care, and low dose interferon alpha. In addition, survival, a key secondary endpoint, was extended by nearly 3 months. We and Sigma-Tau are planning the design of a phase 3 melanoma trial and our regulatory strategy including a Special Protocol Assessment (SPA) to be filed with the FDA. Thymalfasin phase 3 clinical development and commercialization plans for HCV and melanoma have potentially significantly different timelines, costs, and sales potential, and the markets for these two products differ in terms of competitive products and other factors. Consequently, before proceeding with a further melanoma trial, we expect that we and Sigma-Tau will review the final results for the current HCV clinical trial anticipated in the fourth quarter of 2008 in order to determine the next steps for an optimal thymalfasin development program.

We manufacture ZADAXIN for sale and for our clinical trials through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

As of June 30, 2008, we have an accumulated deficit of approximately $174,480,000. At least over the next few years, we expect net losses due to increased operating expenses as we expand our research and development and clinical testing efforts and our sales and marketing capabilities. Our ability to achieve and sustain operating profitability is dependent on expansion of sales of ZADAXIN and securing regulatory approval for DC Bead in China, the execution and successful completion of ZADAXIN, SCV-07, and RP101 clinical trials and securing regulatory approvals for these products in the major pharmaceutical markets of the United States and Europe. If regulatory approval is secured in those territories, our ability to achieve and sustain operating profitability will depend on the successful commercialization and marketing of these products. Clinical development involves numerous risks and uncertainties and, in addition to our successes, we have experienced setbacks in clinical development in the past. In particular, in December 2005 and June 2006, we reported results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. In addition, other factors may also impact our ability to achieve and sustain operating profitability, including the pricing of ZADAXIN and its manufacturing and marketing costs, our ability to compete in pharmaceutical markets, the cost of product development and commercialization programs including SCV-07, DC Bead, and RP101, the timing and costs of acquiring rights to additional drugs, our ability to fund our operations and the entrance into and extension of agreements for product development and commercialization, where appropriate.

For the six months ended June 30, 2008 and 2007, product sales in China were $23,058,000 and $16,243,000, respectively. We expect net sales to increase for the remainder of fiscal 2008, compared to the same period in 2007. For the overall consolidated Company, primarily due to the level of research and development activities and other operations, we expect a net loss and a reduction in cash, cash equivalents and short-term investments for 2008. We are considering raising additional funding in 2008 to finance our operations, including anticipated clinical trials. We are exploring various alternatives for financing in addition to sales of equity of SciClone, including a line of credit, debt financing and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction.

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

Recent Accounting Pronouncements

Adopted January 1, 2008

Effective January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we deferred adoption of SFAS 157 as it relates to our non financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The three levels of input are:

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

Not Yet Adopted

In December 2007, EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of this Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

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

Results of Operations

Total Revenues

Product sales were $13,834,000 and $24,468,000 for the three and six-month periods ended June 30, 2008, respectively, as compared to $8,955,000 and $17,599,000 for the corresponding period in 2007. All product sales in each period were derived from sales of ZADAXIN. The increase was attributable to a higher volume of product sold and a slight increase in prices between the 2008 and 2007 periods. Sales to customers in China are denominated in U.S. dollars and accounted for approximately 94% of product sales for both the three and six-month periods ended June 30, 2008, as compared to approximately 93% and 92% of product sales for the three and six-month periods ended June 30, 2007, respectively.

For the three-month period ended June 30, 2008, sales to three importing agents in China accounted for approximately 65%, 17%, and 12% of our product sales. For the three-month period ended June 30, 2007, sales to three importing agents in China accounted for approximately 56%, 19%, and 18% of our product sales. For the six-month period ended June 30, 2008, sales to two importing agents in China accounted for approximately 67% and 21% of our product sales. For the six-month period ended June 30, 2007, sales to three importing agents in China accounted for approximately 57%, 20% and 16% of our product sales. The three largest customers were the same importing agents in each of these periods.

We expect that product revenues for the remainder of fiscal 2008 will be at or somewhat above the product sales for the six months ended June 30, 2008.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 82% for both the three and six-month periods ended June 30, 2008, as compared to 81% for the corresponding periods in 2007. We expect cost of product sales, and hence gross margin on product sales, to vary slightly from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory. For the three and six-month periods ended June 30, 2008, we recorded a charge of $630,000 associated with our finished goods inventory related to vials made obsolete due to labeling requirements arising from our new import license. No charges were recorded by us associated with product inventory during the three or six month periods ended June 30, 2007. We believe that cost of goods sold for the third quarter of fiscal 2008 will be lower than the second quarter of fiscal 2008 due to the charge associated with our finished goods inventory during the second quarter of 2008 as we do not expect any further charges to be recorded related to our finished goods inventory.

Research and Development

Research and development expenses were $4,535,000 for the three-month period ended June 30, 2008, as compared to $4,712,000 for the corresponding period in 2007. Included in research and development expense for the three months ended June 30, 2007 was approximately $2,200,000 of acquisition and legal costs related to the acquisition of exclusive rights for the United States and Canada to develop and commercialize RP101. We did not record any similar expenditure in the three months ended June 30, 2008; however, the resulting decrease was partially offset by an increase in clinical trial expenses for the three months ended June 30, 2008 related to our phase 2 trials for RP101 and SCV-07, and to the development planning for a phase 3 clinical trial for Melanoma.

Research and development expenses were $12,084,000 for the six-month period ended June 30, 2008, as compared to $7,135,000 for the corresponding period in 2007. The increase in research and development expenses of $4,949,000 is related to our phase 2 clinical trials for RP101 and SCV-07, and to the development planning for a phase 3 clinical trial for melanoma. These increases included approximately $2,369,000 for clinical trial management, statistician services and investigator expenses; an increase of approximately $1,955,000 for drug development and manufacturing costs related to the scale up of RP101 and purchase of gemcitabine for the RP101 clinical trial, and manufacturing of SCV-07 for the SCV-07 clinical trial; a $1,320,000 milestone payment upon first patient dosing in the RP101 phase 2 clinical trial; an increase in compensation and benefits expense and recruiting fees due to increases in the number of research and development personnel; and an increase in consulting and travel expenses. These increases were partially offset by a decrease of approximately $2,200,000 of acquisition and legal costs related to the acquisition of exclusive rights for the United States and Canada to develop and commercialize RP101 recorded during the six months ended June 30, 2007. We expect that our research and development expenses for the third and fourth quarters of 2008 will increase compared to the second quarter of 2008 related to our clinical trials for RP101 and SCV-07. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $4,192,000 and $8,140,000 for the three and six-month periods ended June 30, 2008, respectively, as compared to $3,139,000 and $6,163,000, respectively, for the corresponding period in 2007. The higher level of sales and marketing expenses was primarily due to increases in the number of sales and marketing personnel, and increases in promotional activities and operating expense related to our expanding sales and marketing efforts. We expect that our future sales and marketing expenses will remain at similar or somewhat higher levels for the remainder of fiscal 2008 and may increase in future years if we are successful in expanding our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $2,860,000 for the three months ended June 30, 2008, as compared to $2,444,000 for the three months ended June 30, 2007. The higher levels of general and administrative expenses were primarily due to increased severance costs of approximately $322,000 and employment recruiting costs of approximately $106,000 recorded during the three month period ending June 30, 2008.

General and administrative expenses were $5,881,000 for the six months ended June 30, 2008, as compared to $5,054,000 for the six months ended June 30, 2007. The higher levels of general and administrative expenses were primarily due to increases in severance costs of approximately $322,000, accounting and professional fees of approximately $326,000 and employment recruiting costs of approximately $169,000 recorded during the six month period ended June 30, 2008. We believe that general and administrative expenses for the third quarter of fiscal 2008 will be comparable to the second quarter of fiscal 2008.

Interest and Investment Income

Interest and investment income was approximately $124,000 and $385,000, respectively, for the three and six-month periods ended June 30, 2008, as compared to $419,000 and $873,000, respectively, for the corresponding period in 2007. The decrease was primarily due to lower cash and investment balances in the 2008 period.

Provision for Income Tax

Provision for income tax was approximately $196,000 and $302,000, respectively, for the three and six-month periods ended June 30, 2008, as compared to $28,000 and $49,000, respectively, for the corresponding period in 2007. The increase in provision for income tax for both the 2008 periods compared to the corresponding 2007 period was due to increased net operating income and an increased tax rate related to the Company’s foreign operations in the People’s Republic of China.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 121 and 150 days as of June 30, 2008 and 2007, respectively. The majority of our sales are to customers in China, where our accounts receivable collections have standard credit terms of 180 days. For the six-month periods ended June 30, 2008 and 2007, such receivables were collected within these terms. Days’ sales outstanding decreased from 2007 to 2008, due to normal fluctuations in the timing of customer payments received.

On June 30, 2008 and December 31, 2007, we had $21,885,000 and $35,281,000, respectively, in cash, cash equivalents, and short-term investments. Based on our clinical trial activities including RP101, SCV07, and the development planning for a melanoma trial, and expected further net losses in fiscal 2008, we currently estimate cash, cash equivalents and short and long-term investments at December 31, 2008 will be approximately $12,000,000 to $14,000,000.

Our short-term investments consist of highly liquid marketable securities. Our restricted short-term investment of $78,000 relates to a letter of credit secured by a certificate of deposit to facilitate our value added tax filings in Europe.

As of June 30, 2008, we held approximately $1,679,000 of auction rate securities with an auction reset feature whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction has failed since February 2008. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our estimation of future liquidity of such investments, we have classified the investments as long-term assets on our June 30, 2008 balance sheet. These investments were recorded at fair value as of June 30, 2008.

All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe that even with the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Net cash used in operating activities amounted to $11,705,000 for the six-month period ended June 30, 2008 as compared to net cash used in operating activities in the amount of $5,293,000 in the corresponding period in 2007. The $11,705,000 of net cash used in operating activities for the six-month period ended June 30, 2008 was comprised primarily of net loss of $5,978,000 which was adjusted for non-cash items such as stock-based compensation expense of $992,000 and depreciation and amortization of $157,000, and $6,876,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included a $1,842,000 decrease in accounts payable and other accrued expenses and a $1,144,000 decrease in our accrued clinical trials expense, both decreases related primarily to payments made to vendors during the six months ended June 30, 2008 related to the phase 2 RP101 and SCV-07 clinical trials, and to the development planning for a phase 3 melanoma clinical trial. Further change resulted from an increase of $5,004,000 in our accounts receivable due to an increase in sales and fluctuations in the timing of customer payments received. In addition, prepaid expenses and other assets decreased $762,000 mainly due to receipt of gemcitabine for the phase 2 RP101 clinical trial during the six months ended June 30, 2008.

Net cash used in operating activities of $5,293,000 for the six-month period ended June 30, 2007 was comprised primarily of net loss of $3,281,000 which was adjusted for non-cash items such as stock-based compensation expense of $1,158,000, depreciation and amortization of $135,000, and $3,305,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase of $1,222,000 in our inventory as our supplier of bulk active pharmaceutical ingredient (API) product for the manufacture of ZADAXIN was able to produce larger quantities enabling us to increase our inventory levels, compared to the lower than expected inventory levels in the prior period.

Net cash provided by investing activities amounted to $1,365,000 for the six-month period ended June 30, 2008, compared to cash provided by investing activities of $6,838,000 for the six-month period ended June 30, 2007. The change in the 2008 period was primarily due to a decrease in net proceeds from the sales, maturities and purchases of marketable securities as compared to the prior year period.

Net cash provided by financing activities amounted to $149,000 and $225,000 for the six-month periods ended June 30, 2008 and 2007, respectively, and consisted mainly of proceeds from issuance of common stock under our employee stock option plan.

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

Contractual Obligations

During the six months ended June 30, 2008, we completed negotiations and executed a long-term supply agreement with Lonza Sales Ltd., our sole supplier of bulk API product, for the manufacture of thymalfasin for our current markets including China. There were no other material changes in the six-month period ended June 30, 2008 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2007.

Related Party Transactions

There are no officers or directors that were involved in related party transactions in the six-month period ended June 30, 2008.

We have licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995 and Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently our largest shareholder. Under the agreement with Sigma-Tau, Sigma-Tau is conducting a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial is to provide data on thymalfasin’s use as part of a triple therapy in treating HCV patients. We are providing Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period of which $2,009,000 has been paid through June 30, 2008 and the remaining $500,000 will be paid during the third quarter of 2008. We will also pay a $1,500,000 milestone payment upon completion of the final report. Based on the level of activity in this trial, we have recorded approximately $69,000 and $127,000 of research and development expense related to this trial for the three months ended June 30, 2008 and 2007, respectively, and have recorded $196,000 and $253,000 of research and development expense related to this trial for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, we had accrued clinical trial expenses of $1,816,000 and $1,620,000, respectively, due to Sigma-Tau.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three and six-month periods ended June 30, 2008.

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

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For each of the six-month periods ended June 30, 2008 and 2007, approximately 94% and 92%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy. In China, ZADAXIN is approved only for the treatment of hepatitis B virus (HBV) and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in substantial and increasing quantities. While generic products outsell ZADAXIN in unit volumes, we have been able to maintain an advantage through the reputation of our imported, branded product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

We will need to obtain additional funding to support our long-term product development and commercialization programs.

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

Final results from our ongoing clinical trials for thymalfasin, SCV-07, and RP101 may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient drop out rates or adverse side effects, future actions by the United States Food and Drug Administration (FDA) or equivalent regulatory authorities in Europe or other countries or additional expenses.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk API product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; through June 30, 2008, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier is working to remedy the production problems, but has not been able to produce our product at targeted yields and costs. Until the production problems are remedied, we may suffer production problems that may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha and ribavirin for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials, and RESprotect is the exclusive supplier of RP101 for our phase 2 study evaluating the safety and efficacy of RP101. Any unanticipated deficiencies in these suppliers, recall of the manufacturing lots or similar action regarding the pegylated interferon alpha, ribavirin or RP101 used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. In December 2005 and June 2006, we reported final results from our two U.S. phase 3 trials evaluating the double therapy combination of ZADAXIN and pegylated interferon alpha to treat HCV patients who had failed previous therapy. The results from these trials did not demonstrate that ZADAXIN in combination with pegylated interferon alpha provides a statistically significant clinical benefit when compared with pegylated interferon alpha alone. Although we do not believe that the news of these results had any significant effect on our sales to China, we cannot assure you that our results will not be harmed if final data from current clinical trials are negative. Our European partner, Sigma-Tau, is conducting a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) HCV clinical trial in Europe. We expect to report final data from this 553 patient phase 3 clinical trial in the fourth quarter of 2008.

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

In June 2007, we reported positive data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV malignant melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy and low dose interferon alpha met its primary endpoint by reaching the tumor response rate required to reject the null hypothesis. In fact, two of the thymalfasin treated groups had a tripled overall response rate compared to malignant melanoma patients treated with DTIC, the current standard of care, and low dose interferon alpha. In addition, survival, a key secondary endpoint, was extended by nearly 3 months.

We and Sigma-Tau are planning the design of a phase 3 melanoma trial and our regulatory strategy including a Special Protocol Assessment (SPA) to be filed with the FDA. Thymalfasin phase 3 clinical development and commercialization plans for HCV and melanoma have potentially significantly different timelines, costs, and sales potential, and the markets for these two products differ in terms of competitive products and other factors. Consequently, before proceeding with a further melanoma trial, we expect that we and Sigma-Tau will review the final results for the current HCV clinical trial anticipated in the fourth quarter of 2008 in order to determine the next steps for an optimal thymalfasin development program.

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

To be successful, our products must be manufactured in commercial quantities, in compliance with stringent regulatory requirements and at an acceptable cost. Typically we have at any time only one supplier for each phase of manufacturing of our product and the failure to manage, retain, or timely replace our suppliers would harm our business. The manufacturing facilities of our suppliers are subject to inspection by regulatory authorities to ensure their compliance with regulatory requirements and standards. Manufacturing interruptions or failure to comply with regulatory requirements could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products, including sales of thymalfasin in approved markets, and impair our competitive position. Any of these developments would harm our business.

We are in the process of registering new suppliers for ZADAXIN with regulatory agencies in markets where thymalfasin is approved for sale. This process, quality assurance and other steps could cause delays or interruptions of supply in certain other markets. In some countries, a manufacturing change may require additional regulatory approvals that may delay thymalfasin marketing approvals in new markets. In addition, manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale-up our manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost, either of which could cause delays or pose a threat to the ultimate commercialization of our products and harm our business.

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

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In particular, our efforts to in-license or acquire, develop and commercialize product candidates for China require the addition of clinical and regulatory personnel and the capabilities to expand our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. In April 2008, our former Executive Vice President and Chief Financial Officer departed the Company and we are currently searching for a replacement. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

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

We reported net loss of $5,978,000 for the six months ended June 30, 2008. In addition, we have experienced significant operating losses in the past, and as of June 30, 2008, we had an accumulated deficit of approximately $174 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of June 30, 2008, no director or officer has such a plan however an officer or director may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Our investments are subject to certain risks which could materially adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of June 30, 2008, we held $1,679,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. As a result, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments. Although we believe we will be able to liquidate our investments without significant loss within the next year and we further believe these securities are not significantly impaired, primarily due to the federal government guarantee underlying the securities, it is possible that we would not be able to realize the recorded value of our investments until the final maturity of the underlying notes. The final maturities of these securities range from 22 to 34 years. We have not written down any of our ARS investments as of June 30, 2008; however, we have reclassified these holdings to long-term. Should any of our cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R had a significant impact on our results of operations, although it has no impact on our cash or overall financial position. For the six months ended June 30, 2008 and 2007, we recognized $992,000 and $1,158,000, respectively, of stock-based compensation expense in accordance with FAS 123R.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, and U.S. Treasury, or U.S. government agency notes. In the past, we also invested in highly-rated, auction rate securities. The auction rate securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. All of our investments mature within one year from date of purchase except for the auction rate securities whose ultimate maturities range from 22 to 34 years. Our holdings in investments, of any one issue, do not exceed 2% of our cash, cash equivalents and investments. Our investments in our investment securities are subject to interest rate risk. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $19,000 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at June 30, 2008. Actual results may differ materially. We do not hold any derivative financial instruments to manage our interest rate risks.

As of June 30, 2008, we held approximately $1,679,000 in auction rate securities, classified as long-term assets, with an auction rate feature whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction has failed since February 2008. Effective January 1, 2008, we determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation to these instruments to other observable market data, we valued these securities using a pricing model with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program-FFELP), the probability of the auction succeeding or the security being called, an illiquidity discount factor, and tax status. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We modified our risk factor regarding additional clinical trials being required for the successful U.S. and European commercialization of ZADAXIN and for the continued success of our commercialization efforts in China and other markets, the fourth, fifth and six paragraphs which now read in full as follows:

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

In June 2007, we reported positive data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV malignant melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy and low dose interferon alpha met its primary endpoint by reaching the tumor response rate required to reject the null hypothesis. In fact, two of the thymalfasin treated groups had a tripled overall response rate compared to malignant melanoma patients treated with DTIC, the current standard of care, and low dose interferon alpha. In addition, survival, a key secondary endpoint, was extended by nearly 3 months.

We and Sigma-Tau are planning the design of a phase 3 melanoma trial and our regulatory strategy including a Special Protocol Assessment (SPA) to be filed with the FDA. Thymalfasin phase 3 clinical development and commercialization plans for HCV and melanoma have potentially significantly different timelines, costs, and sales potential, and the markets for these two products differ in terms of competitive products and other factors. Consequently, before proceeding with a further melanoma trial, we expect that we and Sigma-Tau will review the final results for the current HCV clinical trial anticipated in the fourth quarter of 2008 in order to determine the next steps for an optimal thymalfasin development program.

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

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In particular, our efforts to in-license or acquire, develop and commercialize product candidates for China require the addition of clinical and regulatory personnel and the capabilities to expand our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them. In April 2008, our former Executive Vice President and Chief Financial Officer departed the Company and we are currently searching for a replacement. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

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

We reported net loss of $5,978,000 for the six months ended June 30, 2008. In addition, we have experienced significant operating losses in the past, and as of June 30, 2008, we had an accumulated deficit of approximately $174 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

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

•	We modified our risk factor regarding our ability to establish and maintain adequate manufacturing relationships, which now reads in full as follows:

If we are not able to establish and maintain adequate manufacturing relationships, the development and sale of our products could be impaired.

To be successful, our products must be manufactured in commercial quantities, in compliance with stringent regulatory requirements and at an acceptable cost. Typically we have at any time only one supplier for each phase of manufacturing of our product and the failure to manage, retain, or timely replace our suppliers would harm our business. The manufacturing facilities of our suppliers are subject to inspection by regulatory authorities to ensure their compliance with regulatory requirements and standards. Manufacturing interruptions or failure to comply with regulatory requirements could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products, including sales of thymalfasin in approved markets, and impair our competitive position. Any of these developments would harm our business.

We are in the process of registering new suppliers for ZADAXIN with regulatory agencies in markets where thymalfasin is approved for sale. This process, quality assurance and other steps could cause delays or interruptions of supply in certain other markets. In some countries, a manufacturing change may require additional regulatory approvals that may delay thymalfasin marketing approvals in new markets. In addition, manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale-up our manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost, either of which could cause delays or pose a threat to the ultimate commercialization of our products and harm our business.

•	We modified our risk factor regarding our investments being subject to certain risks, which now reads in full as follows:

Our investments are subject to certain risks which could materially adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of June 30, 2008, we held $1,679,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. As a result, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments. Although we believe we will be able to liquidate our investments without significant loss within the next year and we further believe these securities are not significantly impaired, primarily due to the federal government guarantee underlying the securities, it is possible that we would not be able to realize the recorded value of our investments until the final maturity of the underlying notes. The final maturities of these securities range from 22 to 34 years. We have not written down any of our ARS investments as of June 30, 2008; however, we have reclassified these holdings to long-term. Should any of our cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 10, 2008 to elect seven (7) directors and to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2008.

At the Annual Meeting of Stockholders, all of the director nominees were elected by the following number of votes:

	For	Votes Withheld	Votes Against	Abstaining	Broker Non Votes
Dean S. Woodman	32,101,441	2,748,696
John D. Baxter, M.D.	32,216,610	2,633,527	—	—	—
Friedhelm Blobel, Ph.D.	32,191,342	2,658,795	—	—	—
Richard J. Hawkins	32,215,283	2,634,854	—	—	—
Rolf H. Henel	32,209,912	2,640,225	—	—	—
Ira D. Lawrence, M.D.	32,135,820	2,714,317	—	—	—
Jon S. Saxe	32,096,910	2,753,227	—	—	—

Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2008 by the following number of votes: 34,198,686 for; 420,600 against; 230,851 abstaining; 0 withheld; and 0 broker non-votes.

Item 6.	Exhibits

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2 (10)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No.1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(11)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.6(5)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.

10.7(5)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.

10.8(6)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(6)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.11(7)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(7)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(7)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(8)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(8)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(9)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.17(12)	Consulting and Resignation Agreement and General Release of All Claims, between SciClone Pharmaceuticals, Inc. and Richard Waldron executed April 4, 2008.

10.18(12)	Description of 2008 Executive Incentive Plan.

10.19(13)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International, Ltd. and Lonza Sales Ltd.

31.1(13)	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer.

32.1(13)	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

(13)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: August 1, 2008	/s/ Friedhelm Blobel, PH.D.
Friedhelm Blobel, PH.D.
President and Chief Executive Officer and Acting Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(ii).1(1)	Bylaws.

3(i).2 (10)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

4.1(2)	Rights Agreement dated as of July 25, 1997 between the Registrant and Chase Mellon Shareholder Services, LLC.

4.2(1)	First Amendment to Rights Agreement dated as of July 17, 2003 between the Registrant and Mellon Investor Services LLC.

4.4(3)*	Option Agreement dated as of October 26, 2000 by and between the Registrant and UBS AG, London Branch.

4.5(3)*	Amendment No. 1 to Option Agreement dated as of December 19, 2000 by and between the Registrant and UBS AG, London Branch.

4.7(4)*	Option Agreement dated as of February 16, 2001 by and between the Company and UBS AG, London Branch.

4.8(4)*	Amendment No. 1 to Option Agreement dated as of March 21, 2001 by and between the Company and UBS AG, London Branch.

4.9(11)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Services D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.6(5)	SciClone Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as effective as of June 7, 2005.

10.7(5)	SciClone Pharmaceuticals, Inc. 2004 Outside Directors Stock Option Plan, as amended June 7, 2005.

10.8(6)	Offer letter dated as of May 21, 2001 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.9(6)	Amendment to Offer Letter dated as of February 24, 2006 between SciClone Pharmaceutical International Ltd. and Hans P. Schmid.

10.11(7)	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(7)	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.13(7)	Agreement Regarding Consulting, Resignation and General Release of Claims between Registrant and Ira D. Lawrence dated as of April 23, 2006.

10.14(8)	Contractor Services Agreement between Registrant and Ira D. Lawrence dated as of June 2, 2006.

10.15(8)	Indemnity Agreement between Registrant and Friedhelm Blobel, Ph.D. dated as of June 2, 2006.

10.16(9)	Confidential Separation Agreement and Release of Claims between SciClone Pharmaceuticals, Inc. and Alfred Rudolph, M.D., executed as of November 20, 2006.

10.17(12)	Consulting and Resignation Agreement and General Release of All Claims between SciClone Pharmaceuticals, Inc. and Richard Waldron, executed April 4, 2008.

10.18(12)	Description of 2008 Executive Incentive Plan.

Exhibit Number	Exhibit

10.19(13)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International, Ltd. and Lonza Sales Ltd.

31.1(13)	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer.

32.1(13)	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 14, 1997.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

(13)	Filed herewith.