Form 10-Q
period 2008-09-30
SCICLONE PHARMACEUTICALS INC
filed 2008-11-06
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

As of November 4, 2008, 46,219,562 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FINANCIAL INFORMATION

PART I.

Item 1.	Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,162,000	$31,817,000
Restricted short-term investment	70,000	72,000
Other short-term investments	146,000	3,392,000
Accounts receivable, net of allowance of $0 at September 30, 2008 and $15,000 at December 31, 2007	17,826,000	12,650,000
Inventories	5,961,000	5,579,000
Prepaid expenses and other current assets	2,648,000	2,949,000

Total current assets	50,813,000	56,459,000
Property and equipment, net	684,000	774,000
Intangible assets, net	280,000	332,000
Restricted long-term investment	405,000	—
Long-term investments	1,629,000	—
Other assets	462,000	1,094,000

Total assets	$54,273,000	$58,659,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,738,000	$1,937,000
Accrued compensation and employee benefits	2,021,000	1,758,000
Accrued professional fees	940,000	699,000
Other accrued expenses	1,957,000	3,394,000
Accrued clinical trials expense	401,000	1,614,000
Accrued clinical trials expense due to related party	1,385,000	1,620,000
Deferred revenue	770,000	37,000

Total current liabilities	10,212,000	11,059,000
Long-term liabilities	613,000	341,000
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,219,562 and 46,121,562 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	46,000	46,000
Additional paid-in capital	217,232,000	215,633,000
Accumulated other comprehensive (loss) income	(123,000)	82,000
Accumulated deficit	(173,707,000)	(168,502,000)

Total stockholders’ equity	43,448,000	47,259,000

Total liabilities and stockholders’ equity	$54,273,000	$58,659,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product sales	$14,328,000	$9,421,000	$38,796,000	$27,020,000
Contract revenue	—	20,000	—	20,000

Total revenues	14,328,000	9,441,000	38,796,000	27,040,000
Cost of product sales	2,286,000	1,663,000	6,764,000	4,978,000

Gross margin	12,042,000	7,778,000	32,032,000	22,062,000

Operating expenses:
Research and development	4,637,000	4,666,000	16,525,000	11,548,000
Related party research and development	69,000	127,000	265,000	380,000
Sales and marketing	4,188,000	3,805,000	12,328,000	9,968,000
General and administrative	2,405,000	2,594,000	8,286,000	7,648,000

Total operating expenses	11,299,000	11,192,000	37,404,000	29,544,000

Income (loss) from operations	743,000	(3,414,000)	(5,372,000)	(7,482,000)
Interest and investment income	116,000	408,000	501,000	1,280,000
Interest and investment expense	—	—	—	(20,000)
Other (expense) income, net	(47,000)	(8,000)	7,000	(24,000)

Income (loss) before provision for income tax	812,000	(3,014,000)	(4,864,000)	(6,246,000)
Provision for income tax	39,000	41,000	341,000	90,000

Net income (loss)	$773,000	$(3,055,000)	$(5,205,000)	$(6,336,000)

Basic and diluted net income (loss) per share	$0.02	$(0.07)	$(0.11)	$(0.14)
Weighted average shares used in computing:
Basic net income (loss) per share	46,219,562	46,114,562	46,209,759	46,094,152
Diluted net income (loss) per share	46,232,364	46,114,562	46,209,759	46,094,152

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(5,205,000)	$(6,336,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to employee stock options	1,414,000	1,712,000
Amortization of interest on investments held to maturity	—	48,000
Depreciation and amortization	243,000	176,000
Changes in operating assets and liabilities:
Accounts receivable, net	(5,176,000)	(442,000)
Inventories	(346,000)	(883,000)
Prepaid expenses and other assets	933,000	(50,000)
Accounts payable and other accrued expenses	(636,000)	1,005,000
Accrued compensation and employee benefits	263,000	(327,000)
Accrued clinical trials expenses	(1,213,000)	463,000
Accrued clinical trials expense due to related party	(235,000)	(106,000)
Accrued professional fees	241,000	217,000
Deferred revenue	733,000	(62,000)
Long-term liabilities	272,000	96,000

Net cash used in operating activities	(8,712,000)	(4,489,000)

Investing activities:
Purchases of property and equipment	(103,000)	(391,000)
Proceeds from sales and maturities of short-term investments	2,293,000	18,810,000
Purchases of short-term investments	(900,000)	(8,881,000)
Purchase of restricted long-term investment	(448,000)	—

Net cash provided by investing activities	842,000	9,538,000

Financing activities:
Proceeds from issuances of common stock, net	149,000	225,000

Net cash provided by financing activities	149,000	225,000

Effect of exchange rate changes on cash and cash equivalents	66,000	17,000

Net (decrease) increase in cash and cash equivalents	(7,655,000)	5,291,000
Cash and cash equivalents, beginning of period	31,817,000	25,615,000

Cash and cash equivalents, end of period	$24,162,000	$30,906,000

Supplemental disclosures of cash flow information:
Income taxes paid related to foreign operations	$380,000	$51,000

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

Reclassification

The Company reclassified $400,000 from net cash used in investing activities related to the purchase of restricted long-term investment to cash and cash equivalents, end of period in its condensed consolidated statement of cash flows for the nine months ended September 30, 2007 to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company, except for sales to a new market where acceptance requirements have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of September 30, 2008 or December 31, 2007 in the condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

The Company has recorded $770,000 in deferred revenue and $128,000 in associated costs of sales in prepaid expenses and other current assets in the accompanying September 30, 2008 balance sheet related to initial sales into a new market. The Company will recognize the deferred revenue and costs of sales related to the sales upon receipt of full payment from the customer.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$773,000	($3,055,000)	($5,205,000)	($6,336,000)
Denominator:
Weighted-average shares outstanding used to compute basic income (loss) per share	46,219,562	46,114,562	46,209,759	46,094,152
Effect of dilutive stock options	12,802	—	—	—

Weighted-average shares outstanding and dilutive stock options used to compute diluted net income (loss) per share	46,232,364	46,114,562	46,209,759	46,094,152
Basic and diluted net income (loss) per share	$0.02	($0.07)	($0.11)	($0.14)

For the three months ended September 30, 2008 and 2007, 8,178,605 and 7,402,281 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007, 7,880,302 and 7,339,532 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

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

2.	Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, and available-for-sale securities at September 30, 2008 and December 31, 2007:

	September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,283,000	$—	$—	$4,283,000
Money market funds	2,719,000	—	—	2,719,000
U.S. term deposits	17,160,000	—	—	17,160,000

Total cash and cash equivalents	$24,162,000	$—	$—	$24,162,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$120,000	$—	$—	$120,000
Corporate equity securities	51,000	45,000	—	96,000
Restricted long-term Italian state bonds	448,000	—	(43,000)	405,000
Long-term auction rate securities	1,800,000	—	(171,000)	1,629,000

Total available-for-sale investments	$2,419,000	$45,000	$(214,000)	$2,250,000

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,814,000	$—	$—	$10,814,000
Money market funds	1,574,000	—	—	1,574,000
U.S. term deposits	19,429,000	—	—	19,429,000

Total cash and cash equivalents	$31,817,000	$—	$—	$31,817,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$488,000	$—	$—	$488,000
Corporate equity securities	51,000	100,000	—	151,000
Short-term auction rate securities	2,825,000	—	—	2,825,000

Total available-for-sale investments	$3,364,000	$100,000	$—	$3,464,000

As of September 30, 2008, there was $70,000 in restricted short-term investment, $146,000 in other short-term investments, $405,000 in restricted long-term investment, and $1,629,000 in long-term investments held in available-for-sale securities. As of December 31, 2007, there was $72,000 in restricted short-term investment and $3,392,000 in other short-term investments held in available-for-sale securities.

As of September 30, 2008, we held approximately $1,629,000 of auction rate securities (“ARS”). The ARS are investments with contractual maturities generally between 0 and 34 years whose underlying assets are student loans which are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. All of the Company’s ARS are rated by one or more of the major independent rating agencies as either AAA or Aaa.

Historically, the Company’s ARS were highly liquid, using a “Dutch” auction process that reset the applicable interest rate at predetermined intervals, typically every 30 days, which in turn provided liquidity at par value. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of the Company’s ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn interest on its ARS. Because of the failure of auctions, the Company will not be able to liquidate its ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. Based on this, the Company classified the ARS as long term assets on its condensed consolidated balance sheet as of September 30, 2008.

The ARS were recorded at fair value as of September 30, 2008 of $1,629,000 which reflects a temporary impairment on these investments of $171,000 recorded as an unrealized loss. The Company estimates the fair value of these investments to be $1,629,000 based on a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

In October 2008, the Company received an Auction Rate Securities Rights Offer from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company would have the right to require UBS AG to purchase at par value the Company’s ARS beginning in 2010. Refer to Note 14 Subsequent Events for further details.

3.	Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements at September 30, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Money market funds	$2,719,000	$—	$—	$2,719,000
U.S. term deposits	17,160,000	—	—	17,160,000
Certificates of deposit	—	120,000	—	120,000
Corporate equity securities	96,000	—	—	96,000
Restricted long-term Italian state bonds	405,000	—	—	405,000
Long-term auction rate securities	—	—	1,629,000	1,629,000

Total	$20,380,000	$120,000	$1,629,000	$22,129,000

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008:

Auction Rate Securities
Balance at December 31, 2007 reflected as other short-term investments	$2,825,000
Total unrealized loss included in other comprehensive loss	(171,000)
Sales, net of purchases	(1,025,000)

Balance at September 30, 2008 reflected as long-term investments	$1,629,000

As a result of the decline in fair value for the Company’s ARS, the Company recorded an unrealized loss of $171,000, which is included in the accumulated other comprehensive loss included as part of stockholders’ equity as of September 30, 2008. At September 30, 2008, based on the Company’s belief that the market for the student loan collateralized instruments which underlie all of the Company’s ARS would take in excess of twelve months to fully recover, the Company classified these investments as long-term on its unaudited condensed consolidated balance sheet. Any other fluctuation in fair value related to these instruments through September 30, 2008, the Company deemed to be not other-than-temporary, including any recoveries of previous write-downs, and were recorded to accumulated other comprehensive loss. The Company had no realized losses for the quarter or nine months ended September 30, 2008 relating to those assets for which the Company utilized Level 3 inputs to determine fair value that were still held by the Company at September 30, 2008. Refer also to Note 14 Subsequent Events for further information regarding the Company’s ARS.

4.	Inventories

Inventories consisted of the following:

	September 30, 2008	December 31 2007
Raw materials	$1,915,000	$1,319,000
Work in progress	848,000	259,000
Finished goods	3,198,000	4,001,000

	$5,961,000	$5,579,000

5.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	September 30, 2008	December 31, 2007
Prepaid clinical expenses	$948,000	$1,265,000
Lease allowance receivable	482,000	—
Value added tax receivable	432,000	381,000
Prepaid insurance	122,000	600,000
Drug substance manufacturing	45,000	—
Prepaid rent	44,000	42,000
Prepaid interest and dividends	44,000	218,000
Prepaid royalties	—	253,000
Other prepaid expenses	531,000	190,000

	$2,648,000	$2,949,000

6.	Other Assets

The following is a summary of other assets:

	September 30, 2008	December 31, 2007
Prepaid clinical expenses	$232,000	$232,000
Lease deposits	186,000	166,000
Prepaid royalties	—	655,000
Other assets	44,000	41,000

	$462,000	$1,094,000

7.	Accrued Expenses

The following is a summary of other accrued expenses:

	September 30, 2008	December 31, 2007
Accrued sales and marketing expenses	$1,003,000	$921,000
Accrued tax expense	271,000	306,000
Accrued royalties	163,000	681,000
Accrued annual reports expense	90,000	100,000
Accrued manufacturing costs	75,000	1,117,000
Accrued pre-clinical trial expenses	25,000	112,000
Other	330,000	157,000

	$1,957,000	$3,394,000

8.	Long-term Liabilities

The following is a summary of long-term liabilities:

	September 30, 2008	December 31, 2007
Deferred rent	$613,000	$194,000
Accrued compensation and employee benefits	—	147,000

	$613,000	$341,000

Deferred rent relates to the Company’s non-cancelable office lease agreements. Refer to Note 13 Commitments for further information on this matter.

9.	Shareholders’ Equity

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

Stock-Based Compensation

The fair value of each stock option granted under our Plans is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach with the weighted average assumptions:

Stock Option Plan	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.07%	4.49%	2.81%	4.63%
Dividend yield	—	—	—	—
Volatility factor of the expected market price of our common stock	67.14%	67.96%	66.39%	70.08%
Weighted-average expected life of option (years)	4.83	4.64	4.83	4.64

The expected life of options is derived from historical data on employee exercises and terminations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of the Company’s stock. The expected dividend assumption is based on the Company’s history and expectations of no dividend payouts.

The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight line attribution method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007 is based on awards expected to ultimately vest. FASB Statement No. 123(R) Share-Based Payment (“FAS 123R”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

The Company granted to its Chief Executive Officer, Dr. Blobel, an option to purchase 300,000 shares of the Company’s common stock at an exercise price per share equal to the closing price of a share of the Company’s common stock on March 18, 2008. This option has a term of 10 years and will vest upon the Company’s common stock trading after March 18, 2008 for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on the NASDAQ Stock Market, of (a) $4.50 on or before June 2, 2009 for 50,000 shares, (b) $6.00 on or before June 2, 2010 for 50,000 shares, (c) $8.00 on or before June 2, 2011 for 50,000 shares, (d) $10.00 on or before June 2, 2012 for 50,000 shares, (e) $12.00 on or before June 2, 2013 for 50,000 shares, and (f) $14.00 on or before June 2, 2014 for 50,000 shares, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure. These vesting conditions are considered “market conditions” under FAS 123R.

This grant is considered an award with market and service conditions. Compensation expense is recognized for an option with market conditions as long as service requirements are met, even if the market conditions are not reached. Because the probability of satisfying the market conditions had to be considered in the estimate of grant-date fair value for this award, the Monte Carlo simulation option pricing model was used to calculate the grant date fair value per share of $0.88 related to each of the six vesting portions of this award with the assumptions of a risk-free interest rate of 3.875%, a dividend yield of 0%, a volatility factor of 89.14%, and an expected life of 10 years. The related compensation costs are being expensed over the service periods for each of the six vesting portions of the award. For the three and nine months ended September 30, 2008, the Company recorded approximately $40,000 and $86,000 respectively, of compensation expense related to this award.

The Company granted to its Vice President of Business Development a performance-based option to purchase 50,000 shares of the Company’s common stock at an exercise price per share equal to the closing price of a share of the Company’s common stock on August 11, 2008. This option will fully vest upon the employee meeting a performance goal on or before December 31, 2009. If the performance goal is met, the option has a ten year term measured from the date of grant. If the performance goal is not met on or before December 31, 2009, the option expires in its entirety. The grant date fair value per share of the award is $0.99 and has been calculated using the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 3.066%; dividend yield of 0%; volatility factor of 67.14% and expected term of 4.83 years. Since the date of grant and through September 30, 2008, the Company has not recorded option expense related to this award. The Company will only recognize such option expense in the event that the Company determines that it is probable that the performance goal will be achieved.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets including its net operating loss carryforwards.

As of September 30, 2008, unamortized compensation expense related to unvested options was approximately $3,162,000. The weighted average period over which compensation expense related to these options will be recognized is 3.80 years. The weighted-average fair value per share of options granted during the three months ended September 30, 2008 and 2007 was $0.93 and $1.32, respectively. The weighted-average fair value per share of options granted during the nine months ended September 30, 2008 and 2007 was $1.02 and $1.59, respectively. The total fair value of the shares that vested during the three months ended September 30, 2008 and 2007 was $262,000 and $347,000, respectively. The total fair value of the shares that vested during the nine months ended September 30, 2008 and 2007 was $1,426,000 and $1,391,000, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) under which substantially all employees may purchase common stock through payroll deductions. Employees may choose to have up to 15% of their salary withheld to purchase the Company’s common stock at a purchase price of the stock equal to 95% of the fair market value of a share of the Company’s Common Stock on the Purchase Date (or such other amount as may be established by the Board). The ESPP is treated as a non-compensatory plan under FAS 123R. As of September 30, 2008, 282,519 shares were reserved for future issuance under the ESPP.

10.	Comprehensive Income/Loss

The following table summarizes components of total comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$773,000	$(3,055,000)	$(5,205,000)	$(6,336,000)
Other comprehensive income (loss):
Net change in unrealized gains/losses and foreign currency translation gain on foreign-denominated available-for-sale securities	(43,000)	14,000	(43,000)	14,000
Net change in unrealized gains/losses on available-for-sale securities	(46,000)	11,000	(226,000)	10,000
Foreign currency translation	12,000	17,000	64,000	17,000

Total comprehensive income (loss)	$696,000	$(3,013,000)	$(5,410,000)	$(6,295,000)

The following table summarizes the components of accumulated other comprehensive (loss) income:

	September 30, 2008	December 31, 2007
Net unrealized losses/gains on available-for-sale securities	$(126,000)	$100,000
Net unrealized loss and foreign currency translation loss on foreign-denominated available-for-sale securities	(43,000)	—
Cumulative foreign currency translation adjustment	46,000	(18,000)

Accumulated other comprehensive (loss) income	$(123,000)	$82,000

11.	Income Taxes

Provision for income tax of $39,000 and $41,000 for the three months ended September 30, 2008 and 2007, respectively, and $341,000 and $90,000 for the nine months ended September 30, 2008 and 2007, respectively, related to the Company’s operations in the People’s Republic of China. The Company’s statutory tax rate in the People’s Republic of China is 18%.

12.	Related Party Transactions

The Company has licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently the Company’s largest shareholder. Under the agreement with Sigma-Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on ZADAXIN’s use as part of a triple therapy in treating HCV patients. The Company paid Sigma-Tau approximately $2,509,000 through September 30, 2008 of funding support during the course of patient enrollment and trial period. The Company will also pay a $1,500,000 milestone payment upon completion of the final report. Based on the level of activity in this trial, the Company has recorded approximately $69,000 and $127,000 of research and development expense related to this agreement in the three-month periods ended September 30, 2008 and 2007, respectively, and has recorded $265,000 and $380,000 of research and development expense related to this agreement in the nine-month periods ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company had accrued clinical trial expenses of $1,385,000 and $1,620,000, respectively, due to Sigma-Tau.

13.	Commitments

In April 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH (“RESprotect”), the Company may be obligated to pay post phase 3 success-based regulatory and commercial milestone payments of up to $22,000,000, and royalties on future sales. The Company has entered into an agreement with Pharmaceuticals Research Associates, Inc. (“PRA”) for clinical trials management services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101 for the treatment of pancreatic cancer. The estimated cost of PRA’s management services and pass-through costs is $8,000,000 and $4,000,000, respectively, of which $4,893,000 had been paid to PRA by the Company and another $577,000 was due and payable as of September 30, 2008. The Company has also entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, the Company and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. The Company’s share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which €1,204,000 ($1,845,000) was paid by the Company to RESprotect through September 30, 2008, leaving a balance of approximately €244,000 ($343,000 based upon September 30, 2008 conversion rates).

In May 2007, the Company entered into a non-cancelable operating lease agreement for its main office facility (“the Lease”) effective from July 1, 2007 through June 30, 2014. In September 2008, the Company entered into an amendment to the Lease for additional office space (“the Expansion Agreement”). The Expansion Agreement expires on June 30, 2014 and contains rent escalation clauses. Under the terms of the Lease and the Expansion Agreement, the Company was provided allowances in the amounts of approximately $206,000 and $482,000, respectively, towards the cost of its leasehold improvements and as an incentive to rent, respectively. To date, the Company has received all of the $206,000 tenant allowance. The allowance of $482,000 was recorded in prepaid and other current assets and deferred rent in the Company’s condensed consolidated balance sheet as of September 30, 2008, as the amount was receivable to the Company at September 30, 2008. In accordance with FASB Technical Bulletin 88-1, the Company has recorded these allowances as deferred rent which is being amortized over the lease terms as a reduction of rent expense. The leases require the Company to pay insurance and taxes and its pro-rata share of operating expenses. The Company also leases various office facilities abroad and equipment under non-cancelable lease agreements. Minimum future rental payments under facility and equipment operating lease agreements as of September 30, 2008 amount to a total of $7,684,000 which consists of $244,000 remaining in 2008, $1,322,000 in 2009, $1,253,000 in 2010, $1,316,000 in 2011, $1,373,000 in 2012, $1,432,000 in 2013, and $744,000 thereafter.

On April 4, 2008, the Company’s former Executive Vice President and Chief Financial Officer resigned from the Company and his resignation became effective April 30, 2008. In connection with this resignation, the Company entered into an agreement in which the former Executive Vice President and Chief Financial Officer will be available to consult with the Company on a limited capacity until April 30, 2008. He has retained the right to exercise any vested options during this one-year consulting period and is entitled to payments in the aggregate amount of $345,000, payable over approximately a one-year period, in addition to payments of salary and bonus deemed earned through the date of termination of employment. As of September 30, 2008, $202,000 remains in accrued compensation and employee benefits included in the Company’s condensed consolidated balance sheet related to this agreement.

14.	Subsequent Events

Auction Rate Securities Rights Offer

In October 2008, the Company received an Auction Rate Securities Rights Offer from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company would receive the right to require UBS AG to purchase at par value the Company’s ARS beginning in 2010. The Auction Rate Securities Rights Offer is non-transferable and expires on November 14, 2008. Should the Company accept the UBS Rights Offer, the Company will grant UBS AG the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible ARS on the Company’s behalf without prior notification to the Company from UBS AG, as long as the Company receives a payment at par upon any sale or disposition. The Company is in the process of evaluating the Auction Rate Securities Rights Offer and its potential financial statement impact.

Amendment to License Agreement

On October 31, 2008, the Company entered into an agreement (“the Letter Agreement”) with Wayne State University (“WSU”) to amend the terms of the license agreement entered into with WSU in 1994, as amended in 2003, and to resolve questions with regard to royalties owed for prior periods. As a result of the Letter Agreement, the Company has adjusted its royalties payable down to $150,000 which is recorded in other accrued expenses to reflect a payment to be made by the Company in November 2008. In addition, certain minimum royalty payments following sales of ZADAXIN in certain territories have been reset to zero until such time as the Company achieves major market approval of ZADAXIN in the U.S, Japan, or Europe, and the Company has reduced prepaid royalties to their estimated realizable amount in its balance sheet as of September 30, 2008. The impact to the Company’s condensed consolidated statement of operations was not significant. The parties also agreed in the Letter Agreement that no other amounts were owed by either party for past periods.

Phase 3 Hepatitis C Trial Results

On November 5, 2008, the Company announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (peg-IFN-2a) and ribavirin (RBV) as a treatment for patients with hepatitis C virus (HCV) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained virological response (SVR) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (Completer Population), the primary endpoint was achieved with statistical significance.

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

Our European partner, Sigma-Tau, recently completed a triple therapy combination (ZADAXIN plus pegylated interferon alpha and ribavirin) hepatitis C clinical trial in Europe. On November 5, 2008, we announced the top-line results from this large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (peg-IFN-2a) and ribavirin (RBV) as a treatment for patients with hepatitis C virus (HCV) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained virological response (SVR) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (Completer Population), the primary endpoint was achieved with statistical significance. We plan to further analyze the data in coming weeks and to present a full report at an upcoming clinical conference.

In September 2008, we reported what we believe are promising results from our proof-of-concept phase 2A clinical trial using SCV-07 as a sole agent administered to patients chronically infected with HCV. The trial was designed to evaluate the effect of SCV-07 on hepatitis C viral load, as well as on other measures of immune response. SCV-07 demonstrated activity in some treated patients in the higher dosage groups, and the decrease in viral load in these patients was accompanied by an increase in an immunological biomarker which is usually correlated with response against HCV. Additionally, SCV-07 was shown to be generally safe and well-tolerated with no dose limiting toxicities or serious adverse events reported. During the fourth quarter of our fiscal 2008, we plan to discuss with the FDA the initiation of a follow-up SCV-07 phase 2B trial.

In June 2007, we reported positive data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy and low dose interferon alpha met its primary endpoint by reaching the tumor response rate required to reject the null hypothesis. In fact, two of the thymalfasin treated groups had a tripled overall response rate compared to stage IV melanoma patients treated with DTIC, the current standard of care, and low dose interferon alpha. In addition, survival, a key secondary endpoint, was extended by nearly 3 months. We and Sigma-Tau are planning the design of a phase 3 melanoma trial and our regulatory strategy including a Special Protocol Assessment (SPA) to be filed with the FDA. Thymalfasin phase 3 clinical development and commercialization plans for HCV and melanoma have potentially significantly different timelines, costs, and sales potential, and the markets for these two products differ in terms of competitive products and other factors. Consequently, before proceeding with a further melanoma trial, we expect that we and Sigma-Tau will review the recently announced results for the HCV clinical trial in order to determine the next steps for an optimal thymalfasin development program.

We manufacture ZADAXIN for sale and for our clinical trials through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

For the three months ended September 30, 2008 and 2007, product sales were $14,328,000 and $9,421,000, respectively. For the nine months ended September 30, 2008 and 2007, product sales were $38,796,000 and $27,020,000, respectively. Our revenue growth was attributable to further market penetration in China related to ZADAXIN. For the three months ended September 30, 2008 and 2007, product sales in China were $13,637,000 and $8,624,000, respectively. For the nine months ended September 30, 2008 and 2007 product sales in China were $36,696,000 and $24,867,000, respectively.

For the overall consolidated Company, primarily due to the level of research and development activities, we expect a net loss and a reduction in cash, cash equivalents and short-term investments for 2008. However, we believe our cash on hand and ongoing business operations will be sufficient to fund current business activities for the foreseeable future. During this period, we may report quarterly losses. Our ability to sustain operating profitability will be impacted by numerous factors including expansion of sales of ZADAXIN, the regulatory approval process including the timing of FDA or international regulatory approvals, the number, timing, costs and results of pre-clinical and clinical trials of our products, market acceptance of ZADAXIN, and potentially of SCV-07, DC Bead, and RP101, the timing of orders for ZADAXIN from international markets, particularly China, and the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements. Although we believe our cash on hand and ongoing business operations will be sufficient to fund current business activities for the foreseeable future, we are considering raising additional funding in the fourth quarter of 2008 and 2009 to provide additional flexibility in financing our operations, including anticipated clinical trials. We are exploring various alternatives for financing in addition to sales of equity of SciClone, including a line of credit, debt financing and financing of our operations in the People’s Republic of China, either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction.

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

Results of Operations

Total Revenues

Product sales were $14,328,000 and $38,796,000 for the three and nine-month periods ended September 30, 2008, respectively, as compared to $9,421,000 and $27,020,000 for the corresponding period in 2007. All product sales in each period were derived from sales of ZADAXIN. The increase was attributable to a higher volume of product sold primarily due to continued expansion of our sales and marketing efforts and a slight increase in prices between the 2008 and 2007 periods. Sales to customers in China are denominated in U.S. dollars and accounted for approximately 95% of product sales for both the three and nine-month periods ended September 30, 2008, as compared to approximately 92% of product sales for both the three and nine-month periods ended September 30, 2007.

For the three-month period ended September 30, 2008, sales to two importing agents in China accounted for approximately 69% and 26% of our product sales. For the three-month period ended September 30, 2007, sales to two importing agents in China accounted for approximately 70% and 22% of our product sales. For the nine-month period ended September 30, 2008, sales to two importing agents in China accounted for approximately 68% and 22% of our product sales. For the nine-month period ended September 30, 2007, sales to three importing agents in China accounted for approximately 61%, 21% and 10% of our product sales. The two largest customers were the same importing agents in each of these periods.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 84% and 83% for the three and nine-month periods ended September 30, 2008, as compared to 82% for both the corresponding periods in 2007. We expect cost of product sales, and hence gross margin on product sales, to vary slightly from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory. During the three months ended June 30, 2008, we recorded a charge of $630,000 associated with our finished goods inventory related to vials made obsolete due to labeling requirements arising from our new import license. No other charges were recorded by us associated with product inventory during the nine months ended September 30, 2008. No charges were recorded by us associated with product inventory during the three or nine month periods ended September 30, 2007.

Research and Development

Research and development expenses were $4,706,000 for the three-month period ended September 30, 2008, as compared to $4,793,000 for the corresponding period in 2007. The decrease in research and development expenses of approximately $87,000 was mainly due to lower rent expense related to our new main office facility in 2008 as compared with our former facility which we exited in July 2007.

Research and development expenses were $16,790,000 for the nine-month period ended September 30, 2008, as compared to $11,928,000 for the corresponding period in 2007. The increase in research and development expenses of $4,862,000 is related to our phase 2 clinical trials for RP101 and SCV-07, and to the development planning for a phase 3 clinical trial for melanoma. These increases included approximately $1,951,000 for clinical trial management, statistician services and investigator expenses; an increase of approximately $1,789,000 for drug development and manufacturing costs related to the scale up of RP101 and purchase of gemcitabine for the RP101 clinical trial, and manufacturing of SCV-07 for the SCV-07 clinical trial; a $1,320,000 milestone payment upon first patient dosing in the RP101 phase 2 clinical trial; an increase in compensation and benefits expense and recruiting fees due to increases in the number of research and development personnel; and an increase in consulting and travel expenses. These increases were partially offset by a decrease of approximately $2,200,000 of acquisition and legal costs related to the acquisition of exclusive rights for the United States and Canada to develop and commercialize RP101 recorded during the nine months ended September 30, 2007. We expect that our research and development expenses for the fourth quarter of 2008 will increase compared to the third quarter of 2008 related to our clinical trials for RP101 and SCV-07. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $4,188,000 and $12,328,000 for the three and nine-month periods ended September 30, 2008, respectively, as compared to $3,805,000 and $9,968,000, respectively, for the corresponding period in 2007. The higher level of sales and marketing expenses was primarily due to increases in the number of sales and marketing personnel, and increases in promotional activities, conferences and seminars related to our expanding sales and marketing efforts. We expect that our sales and marketing expenses will increase for the fourth quarter of 2008 compared to the third quarter of 2008 and may increase in future years if we are successful in expanding our commercialization and marketing efforts.

General and Administrative

General and administrative expenses were $2,405,000 for the three months ended September 30, 2008, as compared to $2,594,000 for the three months ended September 30, 2007. The lower levels of general and administrative expenses were primarily due to a reduction in stock-based compensation expense of approximately $94,000 and lower rent expense of approximately $83,000 related to our new main office facility in 2008 as compared with our former facility which we exited in July 2007.

General and administrative expenses were $8,286,000 for the nine months ended September 30, 2008, as compared to $7,648,000 for the nine months ended September 30, 2007. The higher levels of general and administrative expenses were primarily due to increases in severance costs of approximately $322,000, accounting and professional fees of approximately $391,000, and employment recruiting costs of approximately $203,000 recorded during the nine month period ended September 30, 2008, offset partially by a decrease in rent expense of approximately $234,000. We believe that general and administrative expenses for the fourth quarter of fiscal 2008 will increase compared to the third quarter of fiscal 2008 due to the expansion of our office facility and continuing business development efforts.

Interest and Investment Income

Interest and investment income was approximately $116,000 and $501,000, respectively, for the three and nine-month periods ended September 30, 2008, as compared to $408,000 and $1,280,000, respectively, for the corresponding period in 2007. The decrease was primarily due to lower cash and investment balances and lower interest rates in the 2008 period.

Provision for Income Tax

Provision for income tax was approximately $39,000 and $341,000, respectively, for the three and nine-month periods ended September 30, 2008, as compared to $41,000 and $90,000, respectively, for the corresponding period in 2007. The increase in provision for income tax for the nine month period ended September 30, 2008, compared to the corresponding period in 2007, was due to increased net operating income in the People’s Republic of China. The Company’s statutory tax rate in the People’s Republic of China is 18%.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 115 and 145 days as of September 30, 2008 and 2007, respectively. The majority of our sales are to customers in China, where our accounts receivable collections have standard credit terms of 180 days. For the nine-month periods ended September 30, 2008 and 2007, such receivables were collected within this period of time. Days’ sales outstanding decreased from 2007 to 2008, due to normal fluctuations in the timing of customer payments received.

On September 30, 2008 and December 31, 2007, we had $24,377,000 and $35,281,000, respectively, in cash, cash equivalents, and short-term investments.

Our short-term investments consist of highly liquid marketable securities. Our restricted short-term investment of $70,000 relates to a letter of credit secured by a certificate of deposit to facilitate our value added tax filings in Europe.

Our restricted long-term investment of $405,000 consists of Italian state bonds purchased to facilitate our value added tax filings in Europe.

As of September 30, 2008, we held approximately $1,629,000 of auction rate securities (“ARS”). The ARS are investments with contractual maturities generally between 0 and 34 years whose underlying assets are student loans which are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. In addition, all of our ARS are rated by one or more of the major independent rating agencies as either AAA or Aaa.

Historically, our ARS were highly liquid, using a “Dutch” auction process that reset the applicable interest rate at predetermined intervals, typically every 30 days, which in turn provided liquidity at par value. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn interest on our ARS at contractually set rates. Because of the failure of auctions, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. Based on this, we have classified the ARS as long term assets on our condensed consolidated balance sheet as of September 30, 2008.

In October 2008, we received an Auction Rate Securities Rights Offer from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase our ARS at any time for full par value, we would have the right to require UBS AG to purchase at par value our ARS beginning in 2010. We are in the process of evaluating the Auction Rate Securities Rights Offer and its potential financial statement impact.

We will continue to classify the ARS investments as long-term on our condensed consolidated balance sheet until such time the investments become short-term. We believe that even with the possible requirement to hold all such securities until June 30, 2010 in the event we accept the Rights Offer or for an indefinite period of time in the event we decline the Rights Offer, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash used in operating activities amounted to $8,712,000 for the nine-month period ended September 30, 2008 as compared to net cash used in operating activities in the amount of $4,489,000 in the corresponding period in 2007. The $8,712,000 of net cash used in operating activities for the nine-month period ended September 30, 2008 was comprised primarily of net loss of $5,205,000 which was adjusted for non-cash items such as stock-based compensation expense of $1,414,000, depreciation and amortization of $243,000, and $5,164,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase of $5,176,000 in our accounts receivable due to an increase in sales and fluctuations in the timing of customer payments received and a decrease in our accrued clinical trials expenses of $1,448,000 primarily as a result of payments made to vendors during the nine months ended September 30, 2008 related to the phase 2 RP101 and SCV-07 clinical trials, and to the development planning for a phase 3 melanoma clinical trial. In addition, deferred revenue increased $733,000 and the increase related to initial sales into a new market. Prepaid expenses and other assets decreased $933,000 and accounts payable and other accrued expenses decreased $636,000 mainly related to our amended license agreement with Wayne State University that resulted in a decrease in our accrued and prepaid royalties.

Net cash used in operating activities of $4,489,000 for the nine-month period ended September 30, 2007 was comprised primarily of net loss of $6,336,000 which was adjusted for non-cash items such as stock-based compensation expense of $1,712,000, depreciation and amortization of $224,000, and $89,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase in our accounts receivable of $442,000 related to an increase in sales and an increase in inventory levels of $883,000 as our supplier of bulk Active Pharmaceutical Ingredient (API) product for the manufacture of ZADAXIN was able to produce higher yields on production runs, enabling us to increase our inventory levels, compared to the lower than expected inventory levels in the prior year period. These outflows were partially offset by an increase in accounts payable and accrued expenses and accrued clinical trials expenses of $1,362,000 mainly related to our phase 2 RP101 clinical trial.

Net cash provided by investing activities amounted to $842,000 for the nine-month period ended September 30, 2008, compared to cash provided by investing activities of $9,538,000 for the nine-month period ended September 30, 2007. The change in the 2008 period was primarily due to a decrease in net proceeds from the sales, maturities and purchases of marketable securities as compared to the prior year period, the $448,000 purchase of our long-term investment in Italian state bonds purchased to facilitate our value added tax filings in Europe, and the purchase of $103,000 in property and equipment.

Net cash provided by financing activities amounted to $149,000 and $225,000 for the nine-month periods ended September 30, 2008 and 2007, respectively, and consisted mainly of proceeds from issuance of common stock under our employee stock option plan.

We believe our cash on hand and ongoing business operations will be sufficient to fund current business activities for the foreseeable future. However, we are exploring various alternatives for financing to provide us additional flexibility in managing our operations and funding our clinical trials, including a line of credit, debt financing, sales of equity of SciClone, and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction.

Contractual Obligations

In September 2008, we entered into an amendment to the non-cancelable operating lease agreement for our main office facility to lease additional office space through June 30, 2014. The amendment requires us to pay insurance and taxes and our pro-rata share of operating expenses. We also lease various office facilities abroad and equipment under non-cancelable lease agreements. Minimum future rental payments under facility and equipment operating lease agreements as of September 30, 2008 amount to a total of $7,684,000 which consists of $244,000 remaining in 2008, $1,322,000 in 2009, $1,253,000 in 2010, $1,316,000 in 2011, $1,373,000 in 2012, $1,432,000 in 2013, and $744,000 thereafter.

On October 31, 2008, we entered into an agreement (“the Letter Agreement”) with Wayne State University (“WSU”) to amend the terms of the license agreement entered into with WSU in 1994, as amended in 2003, and to resolve questions with regard to royalties owed for prior periods. As a result of the Letter Agreement, we adjusted royalties payable down to $150,000 which is recorded in other accrued expenses to reflect a payment to be made by us in November 2008. In addition, certain minimum royalty payments following sales of ZADAXIN in certain territories have been reset to zero until such time we achieve major market approval of ZADAXIN in the U.S, Japan, or Europe, and we have reduced prepaid royalties to their estimated realizable amount in our balance sheet as of September 30, 2008. The impact to our condensed consolidated statement of operations was not significant. The parties also agreed in the Letter Agreement that no other amounts were owed by either party for past periods.

There were no other material changes in the nine-month period ended September 30, 2008 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2007.

Related Party Transactions

There are no officers or directors that were involved in related party transactions in the nine-month period ended September 30, 2008.

We have licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently our largest shareholder. Under the agreement with Sigma-Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on thymalfasin’s use as part of a triple therapy in treating HCV patients. We paid Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period through September 30, 2008. We will also pay a $1,500,000 milestone payment upon completion of the final report. Based on the level of activity in this trial, we have recorded approximately $69,000 and $127,000 of research and development expense related to this trial for the three months ended September 30, 2008 and 2007, respectively, and have recorded $265,000 and $380,000 of research and development expense related to this trial for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, we had accrued clinical trial expenses of $1,385,000 and $1,620,000, respectively, due to Sigma-Tau.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three and nine-month periods ended September 30, 2008.

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

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For each of the nine-month periods ended September 30, 2008 and 2007, approximately 95% and 92%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy. In China, ZADAXIN is approved only for the treatment of hepatitis B virus (HBV) and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower priced locally manufactured generic thymosin, which is a competitive product and is selling in substantial and increasing quantities. While generic products outsell ZADAXIN in unit volumes, we have been able to maintain an advantage through the reputation of our imported, branded product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license other pharmaceutical products for marketing in China and other markets may be unsuccessful or may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

Our ZADAXIN sales and operations in other parts of the world are subject to a number of risks, including difficulties and delays in obtaining registrations, renewals of registrations, permits, pricing approvals and reimbursement, unexpected changes in regulatory requirements and political instability.

We are also subject to the laws and regulations of other countries regarding the marketing, sale and distribution of our products in those countries where approvals have been obtained. We experience other issues with managing foreign sales operations including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, complying with reimbursement rules or compliance with foreign country or applicable U.S. laws, adverse or mixed outcome of clinical studies anywhere in the world, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results could be adversely affected. Moreover, many of these operations, which are carried out in various parts of the world including in particular across China and thus cover a vast geography, are potentially subject to the laws and regulations of the United States including through the Foreign Corrupt Practices Act, in addition to the laws and regulations of the local countries, and in particular China. Regulation in China of the activities in the pharmaceutical industry has recently increased and may continue to undergo significant and unanticipated changes. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfy all applicable laws, our business would be harmed.

We may need to obtain additional funding to support our long-term product development and commercialization programs.

We believe our cash on hand and ongoing business operations will be sufficient to fund current business activities for the foreseeable future. However, our ability to achieve and sustain operating profitability is dependent on numerous factors including expansion of sales of ZADAXIN and securing regulatory approval for DC Bead in China, the execution and successful completion of ZADAXIN, SCV-07, and RP101 clinical trials and securing regulatory approvals for these products in the major pharmaceutical markets of the United States and Europe. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. We are exploring various alternatives for financing to provide us additional flexibility in managing our operations including a line of credit, debt financing, sales of equity of SciClone, and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated drug interactions that may significantly decrease the likelihood of regulatory approval. On November 5, 2008, we announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (peg-IFN-2a) and ribavirin (RBV) as a treatment for patients with hepatitis C virus (HCV) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained virological response (SVR) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the secondary, prospectively defined population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (Completer Population), the primary endpoint was achieved with statistical significance. These results did not meet our expectations based upon prior clinical trials. Similarly, the results of our thymalfasin phase 2 melanoma clinical trial do not necessarily predict future clinical or commercial success. Finally, the results of studies in SCV-07, including a phase 2A for HCV, and RP101 pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidate clinical trials may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; clinical trials may be halted due to safety reasons; patient drop out rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the Chinese State Food and Drug Administration (SFDA) may not approve our products for commercialization or may require additional clinical trial data prior to approving our products.

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

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk API product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have taken and are taking various actions to ensure that our sales are not interrupted; through September 30, 2008, our planned inventory levels of finished product have been met by additional production runs and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, the production run failures and the related costs incurred in additional production runs are circumstances that have not been economical for our supplier. Our supplier is working to remedy the production problems, but has not been able to produce our product at targeted yields and costs. Until the production problems are remedied, we may suffer production problems that may cause future interruptions in product supply that may harm our business. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. We have an exclusive supplier of pegylated interferon alpha and ribavirin for our European phase 3 HCV clinical trial, who also supplied all of the pegylated interferon used in our U.S. phase 3 HCV clinical trials, and RESprotect is the exclusive supplier of RP101 for our phase 2 study evaluating the safety and efficacy of RP101. In addition, we have an exclusive supplier of SCV-07 for our anticipated phase 2 HCV and mucositis SCV-07 clinical trials. Any unanticipated deficiencies in these suppliers, recall of the manufacturing lots or similar action regarding the pegylated interferon alpha, ribavirin or RP101 used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

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

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, the DC Bead, SCV-07 or RP101, we may not be able to successfully market them.

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, the DC Bead, SCV-07 and RP101. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. We cannot assure you that we will be able to maintain or increase third-party payments for ZADAXIN or obtain third-party payments for the DC Bead in China. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. Our commercial rights to RP101 are limited to the United States and Canada. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. On November 5, 2008, we announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (peg-IFN-2a) and ribavirin (RBV) as a treatment for patients with hepatitis C virus (HCV) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of SVR as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (Completer Population), the primary endpoint was achieved with statistical significance. These results did not meet our expectations based upon prior clinical trials. Given the overall profile and prior clinical results for ZADAXIN, we do not expect that these results will have a significant effect on our sales of ZADAXIN, however, we cannot assure you that the announcement of these results will not adversely affect our sales.

In June 2007, we reported positive data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy and low dose interferon alpha met its primary endpoint by reaching the tumor response rate required to reject the null hypothesis. In fact, two of the thymalfasin treated groups had a tripled overall response rate compared to stage IV melanoma patients treated with DTIC, the current standard of care, and low dose interferon alpha. In addition, survival, a key secondary endpoint, was extended by nearly 3 months.

We and Sigma-Tau are planning the design of a phase 3 melanoma trial and our regulatory strategy including a Special Protocol Assessment (SPA) to be filed with the FDA. Thymalfasin phase 3 clinical development and commercialization plans for HCV and melanoma have potentially significantly different timelines, costs, and sales potential, and the markets for these two products differ in terms of competitive products and other factors. Consequently, before proceeding with a further melanoma trial, we expect that we and Sigma-Tau will review the recently announced results of the HCV clinical trial in order to determine the next steps for an optimal thymalfasin development program.

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

In December 2005 and June 2006, we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results made Sigma-Tau’s efforts to fully recruit patients for the currently ongoing ZADAXIN phase 3 HCV triple therapy combination trial more difficult and enrollment took longer than planned. Enrollment of the 553 patients in this trial was completed in December 2006. In addition, HCV clinical trials are lengthy. The trials require patient treatment for 48 weeks and a follow-up observation period for an additional 24 weeks. Patient dropouts are expected and each of our two phase 3 HCV clinical trials in the United States enrolled more than the planned number of 500 patients, but even then dropouts were higher than anticipated. A patient who drops out at any point in the 72 weeks of the trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining thymalfasin treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts may have affected the final results of the European phase 3 HCV triple therapy combination trial and may affect the pancreatic cancer phase 2 clinical trial for RP101, our anticipated phase 2 trials for HCV and mucositis for SCV-07 and other trials we conduct.

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

If we do not obtain regulatory approval for thymalfasin, RP101 or SCV-07 for the intended indications that we are evaluating, our revenues will be limited and we may never become profitable.

Our ability to execute on our business strategy is largely dependent on our ability to obtain regulatory approval for the use of thymalfasin, particularly in the United States and Europe, for the use of RP101 in the United States, and for the use of SCV-07 in major markets, excluding Russia. The regulatory approval processes in the United States and Europe are demanding and typically require 12 months or more in the United States and 18 months or more in Europe from the date of submission of an NDA. We have committed significant resources, including capital and time, to develop these products, and intend to continue to do so, including the initiation and execution of additional clinical trials, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any revenue from these products in these major markets and our thymalfasin sales in other jurisdictions could decline.

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

China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within any nine month period. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on three to nine importers, in any given quarter, to supply substantially all of our product in China. Because we use a small number of importing agents in China, our receivables from any one importing agent are material, and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected.

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

Our commercial success depends in part on us not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. We are aware of a third-party patent that may relate to our products and may cover a method of action used by thymalfasin. We cannot assure you that our mechanism of action does not infringe on their claim. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, U.S. patent applications may be kept confidential for 12 or more months while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published nine months or more after filing. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, regardless of merit, would require us to devote resources and attention that could have been directed to our operations and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.

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

Although we reported operating net income for the three months ended September 30, 2008, we reported net loss of $5,205,000 for the nine months ended September 30, 2008. In addition, we have experienced significant operating losses in the past, and as of September 30, 2008, we had an accumulated deficit of approximately $174 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

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

A large majority of our sales are in the People’s Republic of China. Heightened tensions resulting from the current geopolitical conditions in the Middle East, North Korea and elsewhere could worsen, causing disruptions in foreign trade, which would harm our sales. In particular, our commercial product is manufactured in Europe and distributed by us from our operations in Hong Kong. Any disruption of our supply and distribution activities due to geopolitical conditions could decrease our sales and harm our operating results.

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

Substantial sales of equity in our subsidiaries or our stock or the exercise or conversion of options or convertible securities may impact the market price of our common stock.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of September 30, 2008, no director or officer has such a plan however an officer or director may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of September 30, 2008, we held $1,629,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments.

In October 2008, the Company received, from UBS AG, its broker-dealer, the offer of a nontransferable right to sell all of its ARS holdings at par to its broker-dealer at any time during the period of June 30, 2010 through July 2, 2012. The Company is currently evaluating the Offer which is must accept no later than November 14, 2008, or the Offer will expire.

As a result of the aforementioned, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term is limited or may not exist. We have not written down any of our ARS investments as of September 30, 2008; however, we have reclassified these holdings to long-term. Should any of our cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such new pronouncement issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R had a significant impact on our results of operations, although it has no impact on our cash or overall financial position. For the nine months ended September 30, 2008 and 2007, we recognized $1,414,000 and $1,712,000, respectively, of stock-based compensation expense in accordance with FAS 123R.

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

Our stock price may continue to experience volatility and if we do not continue to comply with certain NASDAQ Global Market (“NASDAQ”) listing requirements, our common stock may be delisted which would make it more difficult to sell our common stock.

Our common stock is listed on NASDAQ. As of November 4, 2008, the closing bid price of our common stock was $0.93. On October 16, 2008, the NASDAQ suspended its requirement to maintain a minimum bid price of $1.00 and also suspended the rules requiring a minimum market value of publicly held shares through Friday, January 16, 2009. However, these rules will be reinstated Monday, January 19, 2009. If we fail to meet NASDAQ’s listing criteria our common stock may be delisted. Our common stock would thereafter be traded in the non-NASDAQ, over-the-counter market. If our common stock were delisted, it may be more difficult to dispose of, or get an accurate market value of, our common stock. This could severely limit our common shareholders’ ability to sell our common stock in the secondary market.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, and U.S. Treasury, or U.S. government agency notes. In the past, we also invested in highly-rated, auction rate securities. The auction rate securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. All of our investments mature within one year from date of purchase except for the auction rate securities whose ultimate maturities range from 22 to 34 years, and our Italian state bonds that mature in 2013. Our holdings in investments, of any one issue, do not exceed 2% of our cash, cash equivalents and investments. Our investments in our investment securities are subject to interest rate risk. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $18,000 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at September 30, 2008. Actual results may differ materially. We do not hold any derivative financial instruments to manage our interest rate risks.

As of September 30, 2008, we held approximately $1,629,000 in auction rate securities, classified as long-term assets, with an auction rate feature whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction has failed since February 2008. Effective January 1, 2008, we determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation to these instruments to other observable market data, we valued these securities using a pricing model with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program-FFELP), the probability of the auction succeeding or the security being called, an illiquidity discount factor, and tax status. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	We modified our risk factor regarding the potential need to obtain additional funding to support our long-term product development and commercialization which now reads in full as follows:

We may need to obtain additional funding to support our long-term product development and commercialization programs.

We believe our cash on hand and ongoing business operations will be sufficient to fund current business activities for the foreseeable future. However, our ability to achieve and sustain operating profitability is dependent on expansion of sales of ZADAXIN and securing regulatory approval for DC Bead in China, the execution and successful completion of ZADAXIN, SCV-07, and RP101 clinical trials and securing regulatory approvals for these products in the major pharmaceutical markets of the United States and Europe. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. We are exploring various alternatives for financing to provide us additional flexibility in managing our operations including a line of credit, debt financing, sales of equity of SciClone, and financing of our Chinese operations either through debt, equity or joint venture transactions, but we have not determined the timing or structure of any transaction. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

•

We modified our risk factor regarding final results from our ongoing clinical trials for thymalfasin, SCV-07, and RP101 potentially being materially different from interim or pre-clinical trial results, which now reads in full as follows:

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

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated drug interactions that may significantly decrease the likelihood of regulatory approval. On November 5, 2008, we announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (peg-IFN-2a) and ribavirin (RBV) as a treatment for patients with hepatitis C virus (HCV) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained viral response (“SVR”) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (Completer Population), the primary endpoint was achieved with statistical significance. These results did not meet our expectations based upon prior clinical trials. Similarly, the results of our thymalfasin phase 2 melanoma clinical trial do not necessarily predict future clinical or commercial success. Finally, the results of studies in SCV-07, including a phase 2A for HCV, and RP101 do not predict clinical or commercial success.

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidate clinical trials may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; clinical trials may be halted due to safety reasons; patient drop out rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the Chinese State Food and Drug Administration (SFDA) may not approve our products for commercialization or may require additional clinical trial data prior to approving our products.

•

We modified our risk factor regarding additional clinical trials being required for the successful U.S. and European commercialization of ZADAXIN and for the continued success of our commercialization efforts in China and other markets, which now reads in full as follows:

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. We cannot depend on data from prior trial results to predict or demonstrate that our potential drug products are safe and efficacious under regulatory guidelines to qualify for commercial sale. On November 5, 2008, we announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (peg-IFN-2a) and ribavirin (RBV) as a treatment for patients with hepatitis C virus (HCV) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of SVR as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (Completer Population), the primary endpoint was achieved with statistical significance. Given the overall profile and prior clinical results for ZADAXIN, we do not expect that these results will have a significant effect on our sales of ZADAXIN, however, we cannot assure you that the announcement of these results will not adversely affect our sales.

In June 2007, we reported positive data from a phase 2 trial, also conducted by Sigma-Tau, treating patients with stage IV melanoma indicating that thymalfasin in combination with dacarbazine (DTIC) chemotherapy and low dose interferon alpha met its primary endpoint by reaching the tumor response rate required to reject the null hypothesis. In fact, two of the thymalfasin treated groups had a tripled overall response rate compared to stage IV melanoma patients treated with DTIC, the current standard of care, and low dose interferon alpha. In addition, survival, a key secondary endpoint, was extended by nearly 3 months.

We and Sigma-Tau are planning the design of a phase 3 melanoma trial and our regulatory strategy including a Special Protocol Assessment (SPA) to be filed with the FDA. Thymalfasin phase 3 clinical development and commercialization plans for HCV and melanoma have potentially significantly different timelines, costs, and sales potential, and the markets for these two products differ in terms of competitive products and other factors. Consequently, before proceeding with a further melanoma trial, we expect that we and Sigma-Tau will review the recently announced results of the HCV clinical trial in order to determine the next steps for an optimal thymalfasin development program.

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

Although we reported operating net income for the three months ended September 30, 2008, we reported net loss of $5,205,000 for the nine months ended September 30, 2008. In addition, we have experienced significant operating losses in the past, and as of September 30, 2008, we had an accumulated deficit of approximately $174 million. We expect our operating expenses to increase over the next several years as we plan to dedicate substantially all of our resources to expanding our development, testing and marketing capabilities, and these losses may increase if we cannot increase or sustain revenue. As a result, we may not achieve profitability in the future.

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

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of September 30, 2008, we held $1,629,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments.

In October 2008, the Company received, from UBS AG, its broker-dealer, the offer of a nontransferable right to sell all of its ARS holdings at par to its broker-dealer at any time during the period of June 30, 2010 through July 2, 2012. The Company is currently evaluating the offer which is must accept no later than November 14, 2008, or the offer will expire.

As a result of the aforementioned, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term is limited or may not exist. We have not written down any of our ARS investments as of September 30, 2008; however, we have reclassified these holdings to long-term. Should any of our cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

•	We added a risk factor regarding our stock price volatility and our compliance with certain NASDAQ listing requirements which reads in full as follows:

Our stock price may continue to experience volatility and if we do not continue to comply with certain NASDAQ Global Market (“NASDAQ”) listing requirements, our common stock may be delisted which would make it more difficult to sell our common stock.

Our common stock is listed on NASDAQ. As of October 29, 2008, the closing bid price of our common stock was $0.93. On October 16, 2008, the NASDAQ suspended its requirement to maintain a minimum bid price of $1.00 and also suspended the rules requiring a minimum market value of publicly held shares through Friday, January 16, 2009. However, these rules will be reinstated Monday, January 19, 2009. If we fail to meet NASDAQ’s listing criteria our common stock may be delisted. Our common stock would thereafter be traded in the non-NASDAQ, over-the-counter market. If our common stock were delisted, it may be more difficult to dispose of, or get an accurate market value of, our common stock. This could severely limit our common shareholders’ ability to sell our common stock in the secondary market.

•	We added a risk factor regarding our risk of securities class action litigation which reads in full as follows:

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters To a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: November 6, 2008	/s/ Friedhelm Blobel, Ph.D.
Friedhelm Blobel, Ph.D.
President and Chief Executive Officer and Acting Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer.