Form 10-K
period 2008-12-31
SCICLONE PHARMACEUTICALS INC
filed 2009-03-13
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Small Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of SciClone Pharmaceuticals, Inc. was approximately $69,764,000 as of June 30, 2008, based upon the average bid and asked price of SciClone Pharmaceuticals Inc.’s Common Stock on The NASDAQ National Market (now The NASDAQ Global Market of the NASDAQ Stock Market Inc.) on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2009, there were 46,219,562 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; the sufficiency of our resources to complete clinical trials and other new product development initiatives; the timing and outcome of clinical trials; the timing of completion of therapy and observation of our clinical trials; ZADAXIN®’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future size of the worldwide hepatitis C virus, pancreatic cancer, liver cancer, malignant melanoma and other markets; research and development and other expense levels, cash and other asset levels; the allocation of financial resources to certain trials and programs, as well as the outcome of the director nomination notice received by SciClone in December 2008 from a company controlled by Sigma-Tau Finanziaria S.p.A. (Sigma-Tau). These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business

OVERVIEW

SciClone Pharmaceuticals (NASDAQ: SCLN) is a for-profit, global pharmaceutical company with a substantial international business and a product portfolio of novel therapies for cancer and infectious diseases. Our objective, which we believe we will achieve, is sustained profitability for the full year 2009 through a combination of international sales growth, a cost-containing clinical development strategy, and focused expense management. ZADAXIN®, our brand of thymalfasin and our primary product, is sold in over 30 countries for the treatment of the hepatitis B virus (HBV) and the hepatitis C virus (HCV), certain cancers and/or as a vaccine adjuvant. Our cash position and the profit margin on our product sales and marketing operations provide the financial resources for continued growth in our international business and for development of our pipeline of phase 2 drug candidates, including: RP101 for the treatment of pancreatic cancer and SCV-07 for the treatment of HCV and for oral mucositis. Our DC Bead product is awaiting approval in the Peoples Republic of China (China) for the treatment of liver cancer.

We plan to expand our commercial operations, currently primarily located in China. A key part of our strategy is to leverage our decade of experience in China and to grow our international business by adding commercial stage or near term commercial stage products to our portfolio. For example, after acquiring the Chinese marketing rights to DC BeadTM for liver cancer, we are pursuing its regulatory approval and, if approved, intend to launch this product in 2009. We believe we are well-positioned to in-license additional therapeutics for our international business with a focus on China, in part because of our opportunity to develop and commercialize these products utilizing our well established sales and marketing organization in China.

SciClone continues its clinical development program potential with three product candidates being studied in four indications. Our latest stage opportunity, thymalfasin as a therapy for stage IV melanoma, is ready for phase 3 development. We estimate that this is a $200 million market opportunity worldwide. If the targeted patient group can be extended to the adjuvant setting through additional clinical trials, we anticipate the global market opportunity could increase by about $500 million. We are in the process of seeking a partner for this phase 3 trial prior to initiating enrollment.

In June 2007, we reported positive data from a phase 2 trial, conducted in partnership with Sigma-Tau, treating patients with stage IV melanoma, in which we showed that thymalfasin in combination with dacarbazine (DTIC) chemotherapy and low dose interferon alpha met its primary endpoint. Further, two of the thymalfasin treated groups had an overall response rate three times higher than stage IV melanoma patients treated with DTIC, the current standard of care, and low dose interferon alpha. In addition, survival, a key secondary endpoint of the trial, was extended by nearly 3 months. In November 2008, we reported that we reached an agreement on Special Protocol Assessment with the U.S. Food and Drug Administration (FDA) on the design of a phase 3 registration trial for thymalfasin as a potential treatment for stage IV melanoma that adequately addresses the objectives necessary to support a regulatory submission.

In addition to thymalfasin, we are developing RP101 and SCV-07 for the treatment of life-threatening diseases. We are conducting a multi-center, randomized, double-blinded, placebo controlled phase 2 clinical trial using RP101 in combination with gemcitabine chemotherapy in approximately 153 patients with unresectable stage III and IV pancreatic cancer. We announced March 9, 2009, that we completed enrollment in this trial ahead of schedule and that we expect to report results in the first half of 2010.

In September 2008, we reported what we believe are promising results from our proof-of-concept phase 2a clinical trial using SCV-07 as a sole agent administered to patients chronically infected with HCV. The trial was designed to evaluate the effect of SCV-07 on hepatitis C viral load, as well as on other measures of immune response. SCV-07 demonstrated activity in some treated patients in the higher dosage groups, and the decrease in viral load in these patients was accompanied by an increase in a biomarker which is usually correlated with an immunological response against HCV. Additionally, SCV-07 was shown to be generally safe and well-tolerated with no dose limiting toxicities or serious adverse events reported. We are planning to initiate a phase 2b trial for SCV-07 in HCV in 2009.

During the fourth quarter of 2008, SCV-07 also entered phase 2 clinical development to assess the safety and efficacy of SCV-07 for the delay to onset of severe oral mucositis in subjects receiving chemoradiation therapy for the treatment of cancers of the head and neck. In this multi-center, randomized, double-blind, placebo-controlled dose-ranging study, we plan to enroll approximately 60 patients and expect to complete enrollment of this trial before the end of 2009.

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

STRATEGY

SciClone’s corporate strategy focuses on achieving and maintaining profitability for the full year of 2009. During 2008, we achieved significant increases in our revenue largely driven by our China-based organization. In 2009, we plan to leverage and expand this success to obtain long-term profitability by growing our commercial activities through in-licensing products that can rapidly aid our profitability as well as expanding in new geographic markets. SciClone’s new clinical development strategy is to focus on driving cost-efficient phase 1 and 2 development of promising compounds while seeking development partners for costly phase 3 trials allowing us to achieve the potential upside of our portfolio of drug candidates.

Over the last decade, SciClone China has established a sales and marketing organization and extensive importation and distribution channels, which have resulted in strong growth in sales and substantial cash flow. Through our sales organization of more than 160 medical representatives, we believe we have developed a good reputation and relationships with physicians and administrators in over 500 hospitals in the major cities in China. We are expanding geographically in China to position the Company for further growth. As a result of these efforts, ZADAXIN is one of the top-selling imported pharmaceutical products in China, measured in revenue, and we have a strong commercial presence in liver disease, cancer and the intensive care setting. We plan to expand our clinical development and regulatory capabilities in China to develop and commercialize additional products, such as DC Bead, by working with locally established contract research organizations (CROs) to conduct International Conference on Harmonization (ICH) good clinical practice (GCP)-compliant standard clinical trials and file regulatory documents with the Chinese State Food and Drug Administration (the SFDA).

A key factor in the successful execution of our strategy is the in-licensing or acquisition of promising commercial and development-stage product candidates and seeking partners to share or pay the expenses of costly phase 3 clinical trials. One source of these potential in-licensed programs may be small to mid-sized research-focused biotechnology companies, based in the United States, Europe and throughout Asia, seeking to rapidly and cost-effectively advance the development of their products for their home markets. We believe that one of our main competitive advantages in securing such licenses or in acquiring products is our ability to commercialize novel pharmaceutical products in China.

Our objective is to achieve our many significant Company milestones in 2009, including achieving profitability and maintaining it in future years, launching DC Bead in China, completing enrollment in the phase 2 pancreatic cancer trial for RP101 during the first half of 2009, completing enrollment of patients in the phase 2 SCV-07 trial for oral mucositis, beginning enrollment in a phase 2b trial for SCV-07 for HCV, and seeking a partner for a phase 3 trial for thymalfasin for malignant melanoma. Our strategy may include additional partnerships and in-licensing and merger and acquisition transactions for products.

BUILDING A LEADING INTERNATIONAL PHARMACEUTICAL BUSINESS

International Sales and Marketing

ZADAXIN is approved in over 30 countries, primarily in Asia, Eastern Europe, the Middle East and Latin America where our distributors are largely responsible for the marketing and sales of the product. ZADAXIN’s approvals are principally for the treatment of HBV, with additional approvals in certain countries for the treatment of HCV, as a vaccine adjuvant, or as a chemotherapy adjuvant for cancer patients with weakened immune systems. We sell ZADAXIN in various international markets through our wholly owned subsidiary, SciClone Pharmaceuticals International Ltd. (SPIL).

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

Product sales were $54,108,000, $37,038,000, and $32,433,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and all were from sales of ZADAXIN.

Our Established Business in China

In China, we have an established business with growing product revenue and positive cash flow. We are committed to building on this base and introducing new pharmaceutical products to meet the country’s evolving healthcare needs. We launched ZADAXIN in China in 1996 and by 2008 our worldwide sales of this product reached more than $54 million, 94% of which was sales to China. Today, ZADAXIN is one of the top imported pharmaceutical products in China, measured by revenue.

Over the past decade, SciClone China has established a strong commercial presence in liver disease, cancer and the intensive care setting. We have more than 160-persons in our growing sales organization. These representatives focus their efforts on building strong relationships with physicians, pharmacists and administrators in over 500 hospitals throughout China.

In China, orders for ZADAXIN are fulfilled largely by distributors and subdistributors who purchase ZADAXIN from our selected, established, government-licensed importing agents.

ZADAXIN® has strong brand recognition and is positioned as a high-quality, imported, premium-priced product. ZADAXIN is approved in China for the treatment of hepatitis B virus (HBV) and for use as a vaccine adjuvant. However, physicians have been using ZADAXIN increasingly in oncology and for intensive care patients.

China accounted for approximately 94%, 92%, and 92%, respectively, of our product sales for the years ended December 31, 2008, 2007 and 2006. In 2008, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 68% and 22% of our product sales, respectively, and one other importer accounted for 4%. In 2007, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 63% and 21% of our product sales, respectively, and one other importer accounted for 8%. In 2006, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 66% and 15% of our product sales, respectively, and two other importers accounted for a combined 11%. No other customers accounted for more than 10% of product sales in those periods. As of December 31, 2008, approximately $11,420,000 or 96% of our accounts receivable were attributable to two customers in China.

Broadening SciClone’s International Product Portfolio

Currently, we are evaluating opportunities to acquire or in-license the marketing rights to other proprietary products in China that can be effectively and efficiently marketed to physicians by our team of medical representatives. To maintain maximum efficiency in our existing operations, we plan to continue to focus on product opportunities in the areas of oncology, including supportive care, infectious disease and intensive care medicine.

As the first of such in-license opportunities, in June 2006 we acquired the exclusive China marketing rights to DC BeadTM, an embolizing and chemotherapy releasing device, for liver cancer for which we filed a regulatory application with the SFDA. We expect to launch this product in 2009. DC Bead is currently approved in Europe for use in the treatment of malignant hypervascularized tumors such as hepatocellular carcinoma (HCC), or primary liver cancer. China accounts for one-half of the world’s liver cancer cases and more than 300,000 people die annually from this disease in China, making this an important unmet medical need.

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

Our European partner, Sigma-Tau Finanziaria S.p.A. (Sigma-Tau), recently completed a triple therapy combination (ZADAXIN plus pegylated interferon alpha (peg-IFN-2a) and ribavirin (RBV)) hepatitis C clinical trial. On November 5, 2008, we announced the top-line results from this large, randomized, phase 3 clinical trial evaluating this triple therapy combination as a treatment for patients with hepatitis C virus (HCV) who have not responded to prior therapy consisting of peg-IFN and RBV alone, which is the current standard of care. The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained virological response (SVR) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (Completer Population), the primary endpoint was achieved with statistical significance. Based on the results from this trial, we are not planning additional clinical trials for thymalfasin in HCV in the U.S. or Europe, however discussions with regulators and related actions are being taken to seek possible approvals from regulatory authorities in particular countries based upon the results of the trial.

SciClone has patent protection through 2021 in the United States and Europe for the HCV treatment approach using the triple therapy of thymalfasin, pegylated interferon, and ribavirin. Sigma-Tau retains the European rights to thymalfasin, while we have retained rights in all other regions of the world, including the United States.

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

Thymalfasin for Advanced-Stage Malignant Melanoma

In June 2007, we reported results from a 488-patient phase 2 clinical trial showing thymalfasin achieved its primary endpoint of tumor response and shows promise in extending survival for patients diagnosed with stage IV melanoma, the most advanced form of skin cancer. Results showed that thymalfasin in combination with DTIC chemotherapy tripled the overall response rate and extended overall survival in some arms of the trial by nearly 3 months compared to patients treated with DTIC, the current standard of care, and low dose interferon alpha. This phase 2 clinical trial was conducted by Sigma-Tau in Europe and the final data were reported at the 2007 Annual Meeting of the American Society of Clinical Oncology (ASCO).

In November 2008, we reported that we and the U.S. Food and Drug Administration (FDA) reached a Special Protocol Assessment (SPA) agreement on the design of a phase 3 registration trial for thymalfasin as a potential treatment for stage IV melanoma that adequately addresses the objectives necessary to support a regulatory submission. We are currently seeking a partner for this phase 3 trial in melanoma. We estimate the worldwide market for stage IV melanoma to be $200 million, with a much larger market potential in the adjuvant setting.

Thymalfasin has been granted Orphan Drug Designation by the U.S. FDA for the treatment of stage IIb through stage IV melanoma. The Orphan Drug designation will allow us a seven-year period of market exclusivity if and when thymalfasin is approved for this indication in the United States. This designation is intended to provide incentives to drug and biologics suppliers to develop and supply drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals.

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

When measured for overall survival, all patients in the treatment arms containing thymalfasin reached a longer median survival than those in the control arm. In the ITT (Intent-to-treat; all randomized patients) analysis patients treated with the 3.2 mg dose of thymalfasin in combination with DTIC without interferon alpha reached a median survival of 9.3 months while patients treated with the 6.4 mg dose of thymalfasin in combination with DTIC and interferon alpha reached a median survival of 10.3 months compared to 6.6 months for patients in the control group treated with DTIC and interferon alpha.

In a subset analysis excluding patients with elevated levels of the enzyme lactate dehydrogenase (LDH), a factor associated with poor prognosis, the combined (N=273) groups of patients with normal LDH levels treated with thymalfasin in combination with DTIC reached a median survival of 12.5 months, and the group (N=67) of patients treated with the 6.4 mg dose of thymalfasin in combination with DTIC and interferon alpha reached a median survival of 12.6 months, compared to 10.8 months for the control (N=68) group treated with DTIC and interferon alpha. While the trial results for the treatment control arms as a whole did not demonstrate a significant difference for median progress-free survival, median progression free survival was 2.63 months for the group of normal LDH patients in the combined thymalfasin treated patients, compared to 2.17 months for the control group treated with DTIC and interferon alpha.

About Malignant Melanoma

Malignant melanoma ranks as one of the most common cancers in the United States and Europe. In 2008, the American Cancer Society estimated that approximately 8,420 deaths would occur from melanoma and another 62,480 cases of melanoma were expected to be diagnosed in the United States. Melanoma is classified as stage IV, the most advanced form, once the cancer has spread beyond the skin to a distant site. DTIC and interleukin-2 (IL-2) are the only FDA-approved therapies for the treatment of malignant melanoma. However, these therapeutic agents including alpha interferon, used alone or in combination, are ineffective at extending overall patient survival, which at this stage is typically only about six to nine months. Response to treatment largely depends upon the stage of melanoma, disease site and the extent to which the cancer has spread.

RP101 for Cancer

In January 2008, SciClone dosed its first patient in a phase 2 clinical trial using RP101 as an additive therapy to gemcitabine, the current standard of care, for the treatment of patients with pancreatic cancer. We announced completion of the enrollment of the planned 153 patients in this phase 2 clinical trial on March 9, 2009 and expect to report results in the first half of 2010.

We estimate the potential U.S. market opportunity is $350 million for RP101, a nucleoside analog which may act to enhance the beneficial effect of chemotherapy. In April 2007, we acquired the exclusive rights in the United States and Canada to develop and commercialize RP101 for the treatment of cancer from Resistys, Inc., a wholly owned subsidiary of Avantogen Oncology, Inc. Under the terms of the agreements with Resistys, Inc. and RESprotect GmbH, we paid approximately $1,700,000 in upfront fees, and in the first quarter of 2008 a

$1,320,000 milestone payment upon dosage of the first patient in the phase 2 clinical trial. In addition, we may be obligated to pay post phase 3 success-based regulatory and commercial milestone payments of up to $22,000,000 as well as royalties on future sales. We believe this agreement provides an attractive opportunity to develop RP101 for a new indication with significant market potential for small near-term payments and future success-based payments upon developing and commercializing this compound.

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

Phase 2 Pancreatic Cancer Trial Protocol

This ongoing phase 2 clinical trial is randomized, placebo-controlled, and double-blind and is planned to be conducted at 55 sites throughout the United States, Europe and South America. On March 9, 2009, we announced completion of the planned enrollment of 153 late-stage pancreatic cancer patients, randomized with two patients assigned to the treatment arm for each patient assigned to the control arm in this trial. Patients receive either gemcitabine plus RP101 or gemcitabine alone for three weeks, followed by one week of rest, for each of six cycles. The primary endpoint is overall survival, with a secondary endpoint of progression-free survival.

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

SCV-07 for Infectious Diseases and Oncology

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

During the fourth quarter of 2008, SCV-07 also entered phase 2 clinical development to assess the safety and efficacy of SCV-07 for the delay to onset of severe oral mucositis in subjects receiving chemoradiation therapy for the treatment of cancers of the head and neck. In this multi-center, randomized, double-blind, placebo-controlled dose-ranging study, we plan to enroll approximately 60 patients and expect to complete enrollment of this trial before the end of 2009.

During 2009, we plan to begin a phase 2b clinical trial enrolling 60 patients using SCV-07 in combination with ribavirin administered to patients chronically infected with HCV. Should the results of this trial be positive, SCV-07 could be developed as a safe and potentially orally bioavailable HCV therapeutic which could replace or lower the dose of pegylated interferon alpha therapy.

SCV-07 has strong intellectual property protection through “composition of matter” patent claims and is approved already in Russia for improvement of depressed immune systems. We acquired exclusive worldwide rights outside of Russia from Verta, Ltd.

Phase 2 HCV Trial Protocol

The randomized, placebo-controlled phase 2a trial was designed to enroll 30 patients infected with the genotype 1 strain of the HCV virus who previously responded to treatment with interferon alpha and ribavirin, but subsequently relapsed. Patients were randomized into three cohorts of escalating doses receiving daily subcutaneous injections of SCV-07 or placebo. After completing seven days of monotherapy all patients were monitored for 14 days. The primary endpoint of the trial was a single-log reduction in the hepatitis C viral load. In chronically infected patients, without treatment, variations in the amount of circulating HCV typically do not vary by more than 0.3 log. In this trial, reductions of greater than 0.6 log were seen in more than 10% of treated patients.

Preclinical Data

In June 2007, we reported data from an animal model study demonstrating that SCV-07 inhibits melanoma tumor growth, a cancer known to be sensitive to immune modulation. Additional preclinical studies in mucositis, lung cancer, and malignant melanoma have demonstrated positive results.

About SCV-07

Our proprietary drug candidate SCV-07 (gamma-D-glutamyl-L-tryptophan) is a synthetic peptide with proven immune stimulating effects. SCV-07 has shown efficacy in various animal models of diseases expected to be sensitive to an improvement in the immune system, including various bacterial and viral infections, cancers, prevention of side effects from radiation, and enhancement vaccines. SCV-07 specifically stimulates the immune systems through its effects on T-helper 1 cells, which are essential for clearance of viral infections. SCV-07 has shown safety at varied single and multi-dose levels and is orally bioavailable, differentiating it from other immunomodulators.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Patents

We seek regulatory approval for our products in disease areas with unmet medical need, significant market potential and where we have a proprietary position through patents covering use, manufacturing process, or composition of matter for our products. For our lead product ZADAXIN, we are the licensee or owner of patents relating to the use of thymosin for a number of diseases.

We are the owner of a patent relating to the use of thymalfasin in combination with pegylated interferon and ribavirin as a therapy for HCV in the United States. We are likewise the exclusive owner of patents relating to the use of thymalfasin in combination with pegylated interferon with or without ribavirin as well as the use of thymalfasin in combination with interferon alpha 2b, whether pegylated or not, plus ribavirin as a therapy for HCV in Europe and a significant number of other countries. These patents will expire in 2021. In the United States and certain European countries, the period of patent protection may be extended depending on the relevant dates of patent grant and market authorization, and we may, depending on the timing of any future approval, be eligible for such an extension.

We are the licensee or owner of patents relating to the use of thymalfasin as a combination therapy for HBV that do not expire until 2019 in the United States and Europe and 2012 in Japan. We have applied for, but have not yet been issued a patent with respect to the use of thymalfasin as a therapy for melanoma. However, thymalfasin marketing exclusivity for this indication is available for seven years to us under orphan drug designation in the United States. Several corresponding additional patent applications have been issued or patent applications are pending in other countries for each of the above named indications. We are also a patentee, applicant or exclusive licensee of patents related to the use of thymalfasin for several other disease areas. We also have a patent and patent applications for making pegylated thymalfasin as well as for the product itself which has been issued in the United States and certain other countries.

We are the exclusive licensee of issued U.S. patents covering certain methods of use of RP101 which relate to preventing or reducing the formation of resistance in cytostatic treatment, a treatment typically used in cancer. These rights extend to approximately 2021.

We are the exclusive licensee of issued patents relating to the composition of matter of SCV-07 and related products in the United States and a number of major international markets, and have pending applications for the use of SCV-07 for a number of indications, including the treatment of oral mucositis as well as the treatment of HCV.

Proprietary Rights

In addition to our patent protection, we intend to use other means to protect our proprietary rights. We may pursue marketing exclusivity periods that are available under regulatory provisions in certain countries including the United States, Europe and Japan.

Orphan drug protection has been or may be sought where available if such protection also grants seven years of market exclusivity. We have obtained orphan drug designation for thymosin alpha 1 for the treatment of malignant melanoma and chronic hepatitis B in the United States and for the treatment of hepatocellular carcinoma in the United States and in Europe. We have obtained orphan drug designation for RP101 for the adjunct treatment of pancreatic cancer in the United States.

We have filed trademark applications worldwide for ZADAXIN and other trademarks that appear on our commercial packaging and promotional literature. Copyrights for the commercial packaging may prevent counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. Brand and trademark protection are particularly important to us in China. We have implemented anti-counterfeiting measures on commercial packaging and we are registering the packaging with customs departments in countries where such procedures exist. We rely upon trade secrets, which we seek to protect in part by entering into confidentiality agreements with our employees, consultants, corporate partners, suppliers, and licensees.

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

The manufacture of RP101 is managed for us by RESprotect GmbH under an exclusive manufacturing and supply agreement for our phase 2 clinical trial as well as possible future commercial supplies. We also have an exclusive supplier for the manufacture of SCV-07 for our ongoing phase 2 mucositis and anticipated phase 2b HCV trials.

In the event of the termination of an agreement with any single supplier, we believe that we would be able to enter into arrangements with other suppliers with similar terms. We do not intend at this time to acquire or establish our own dedicated manufacturing facilities for any of our products. We believe that our current manufacturing partners for ZADAXIN have enough manufacturing capacity to meet potential market demand. We also believe that our current manufacturing partners for RP101 and SCV-07 will be able to meet our phase 2 clinical trial needs.

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

In addition, most of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than SciClone. Most of them also have extensive experience in undertaking the preclinical and clinical testing and in obtaining the regulatory approvals necessary to market drugs. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated with our competitors.

For the treatment of late-stage (stage IV) melanoma, approved products in the United States are limited to DTIC and interleukin 2 (IL-2). However, due to its toxicity, interleukin 2 (IL-2) therapy typically is limited to specialized treatment centers where patients must be monitored carefully for toxic side effects. No new therapies for late-stage melanoma have been approved within the last five years, and survival outcomes remain extremely poor for late-stage patients. For the treatment of cancer, many companies are researching, developing, or marketing other products for use alone or in combination with other therapies. In addition, we expect continuing advancements in and increasing awareness of the use of therapeutics which boost the immune system to fight cancer and infectious diseases. These developments may create new competitors.

For the treatment of HBV, current therapies being marketed by competitors include interferon alpha, in standard and pegylated forms, nucleoside analogues such as lamivudine, nucleotide analogue adefovir, and nucleoside analogue, entecavir. In addition to these products, in our largest market China, ZADAXIN faces competition from other synthetic and generic biological extracts, which are locally manufactured and significantly lower priced.

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

RESEARCH AND DEVELOPMENT

A major portion of our operating expenses to date are related to research and development (R&D). R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. A substantial portion of our development expense is third party expense relating to the conduct of clinical trials. R&D expenses were $23,537,000, $17,446,000, and $14,088,000, for the years ended December 31, 2008, 2007, and 2006, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development effort. Licensed technology as well as products developed by outside parties are an additional source of potential products.

EMPLOYEES

As of December 31, 2008, we had 227 employees, 46 in the United States, 171 in the People’s Republic of China, and 10 in other countries. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and ZADAXIN commercialization activities. We plan to leverage our key personnel by continuing to make extensive use of clinical research organizations, contract laboratories, development consultants and collaborations with pharmaceutical companies to develop and market our products.

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States, China and other foreign countries is a significant factor in the manufacturing and marketing of our products, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to our products. If our products are manufactured, tested or sold in the United States, they will be regulated in accordance with the Federal Food, Drug, and Cosmetic Act, commonly referred to as the FD&C Act. In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with the FDA. Manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current U.S. Good Manufacturing Practices (cGMP). In complying with cGMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality assurance to ensure full technical compliance.

In China, the pharmaceutical industry is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including approval, production, licensing and certification requirements and procedures, periodic renewal and reassessment processes, registration of new drugs and environmental protection. Violation of applicable laws and regulations may materially adversely affect our business. We are required to renew drug registration certificates and GMP certificates every five years. If we are unable to obtain or renew such permits or certificates or any other regulatory approvals required for our operation, we will not be able to engage in the manufacture of our products and our business may be adversely affected. The regulatory framework regarding the pharmaceutical industry in China is subject to change and amendment from time to time. Any such change or amendment may have an adverse effect on our business. Changes to the regulatory framework could materially and adversely affect our business, financial condition and results of operations.

With respect to the United States, the steps required before a new drug may be distributed commercially generally include:

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

•

submitting to the FDA the results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch, in a New Drug Application (NDA) or Biologics License Application (BLA); and

•

obtaining FDA approval of the NDA, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent.

When used in connection with trials and filings in other countries, terms such as “phase 1,” “phase 2,” “phase 3,” “phase 4,” “new drug application” and “marketing application” refer to what we believe are comparable trials and filings in these other countries.

The process of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments.

After FDA approval has been obtained, the FDA requires post-marketing reporting to monitor the side effects of the drug. This may include phase 4 studies in which the drug is studied in an expanded patient population in a post-approval setting for continued monitoring of safety and sometimes continued efficacy. Further studies may be required to provide additional data on the product’s risks, benefits, and optimal use, and will be required to gain approval for the use of the product as a treatment for clinical indications other than those for which the product was initially tested. Results of post-marketing programs may limit or expand the further marketing of the product. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in the manufacturing process or manufacturing facility, an NDA or BLA supplement may be required to be submitted to the FDA.

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

An advantage of fast track designation is that sponsors may submit, and the FDA may commence review of, portions of an application before the complete application is submitted, provided that the FDA approves a schedule for submission of the completed application. The sponsor of a fast track product also may seek and obtain accelerated approval, whereby FDA approval is based upon a determination that the product has an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. A product approved on this basis is subject to rigorous postmarket compliance requirements, and the sponsor may be required to conduct post-approval studies to validate and/or confirm the endpoint. The FDA may withdraw accelerated approval if, for example, the sponsor fails to conduct required post-approval studies or disseminates false or misleading promotional materials. A fast track product also ordinarily would be eligible for priority review of an NDA, although fast track designation is not required to be eligible for priority review.

The Orphan Drug provisions of the FD&C Act provide incentives to drug and biologics suppliers to develop and supply drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States annually or, for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically expect the costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Under these provisions, a supplier of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. The marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug for the same indication without a showing of clinical superiority. It would not prevent other types of drugs from being approved for the same use. We have pursued orphan drug designations where applicable for ZADAXIN (thymalfasin). Thymalfasin has been granted orphan designation by the FDA for the treatments of malignant melanoma and hepatocellular carcinoma.

In the European Union (EU), incentives for suppliers to develop medicinal products for the treatment of rare diseases are provided pursuant to the Orphan Medicinal Products Regulation (Regulation (EC) 141/2000). Orphan medicinal products are those products designed to diagnose, treat or prevent a condition which occurs so infrequently that the cost of developing and bringing the product to the market would not be recovered by the expected sale of the product. In the EU, the criterion for designation is a prevalence of the relevant condition in no more than 5 per 10,000 of the population or that without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return and that it will be of significant benefit to those affected by the condition. The incentives include, amongst others, a reduction in the fees payable in respect of the marketing authorization application, protocol assistance for clinical trials in support of the application, and marketing exclusivity once the authorization is granted. In the EU, marketing exclusivity is granted to products with an orphan drug designation for a period of 10 years during which the EU will not accept another application for a marketing authorization for the same therapeutic indication in respect of a similar medicinal product, unless the second applicant can show its product is safer, more effective or otherwise clinically superior. A similar medicinal product is defined as a medicinal product containing a similar active substance as contained in the authorized orphan medicinal product.

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

Outside the United States, we are subject to foreign regulations governing human clinical trials and pharmaceutical sales. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries is required prior to the commencement of marketing of our products in those countries. The approval process varies from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In general, foreign countries use one of three forms of regulatory approval process. In one form, local clinical trials must be undertaken and the data must be compiled and submitted for review and approval. In Japan, for example, the process is time consuming and costly because certain pre-clinical studies and clinical trials must be conducted in Japan. A second form of approval process requires clinical trial submissions, but permits use of foreign clinical trials and typically also requires some form of local trial as well. This is the case in China however, the SFDA requires that an imported drug must also have country of origin approval for the same indication. A third form of approval process does not require local clinical trials, but rather contemplates submission of an application including proof of approval by countries that have clinical trial review procedures. Thus, a prior approval in one or more of the countries, such as United States, Japan, most European Union countries or Australia, among others, is often sufficient for approval in countries using this third form of approval process.

In addition to compliance with a wide range of Chinese regulations, the sale of ZADAXIN in China requires that we maintain several licenses. We have received regulatory approvals to market ZADAXIN in China, to have ZADAXIN manufactured in and to export the product from Italy. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in the first half of 2013. Although we have been successful in obtaining a prior renewal, there is no assurance that we will receive renewals when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to conduct business in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals.

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

The level of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors, including in China, to contain or reduce the costs of health care through various means, including the extent and availability of reimbursement. We are unable to predict when any proposed health care reforms will be implemented, if ever, or the effect of the implemented reforms on our business. Our ability to commercialize future products will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers, and other third-party payors.

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

While we have sales of ZADAXIN in certain markets, regulatory approval does not exist at this time for ZADAXIN for the key markets of the United States, Europe and Japan and, in this respect ZADAXIN is still being developed. In 2006 we acquired the rights to distribute the DC Bead in China, but we must receive regulatory approval before we can commercialize this product. Our other potential products presently are SCV-07 and RP101, and each of them is in an earlier stage of development than ZADAXIN. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

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

We have not yet sold any product other than ZADAXIN and our sales have been primarily to a single country, China. Our future revenue growth depends to a great extent on increased market acceptance and commercialization of ZADAXIN in additional countries, as well as our ability to increase sales in China. If we fail to successfully market ZADAXIN or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products, such as the DC Bead, RP101 and SCV-07. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products.

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN (thymalfasin) in most of Europe. Biocompatibles is providing SciClone with the necessary supporting documents to obtain regulatory approval in China for the DC Bead, and RESprotect is primarily responsible for the scale-up of production for RP101. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and some have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

Our revenue is dependent on our sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For each of the years ended December 31, 2008, 2007, and 2006 approximately 94%, 92%, and 92%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy, which may be more likely to occur with the global economic slowdown currently taking place.

In China, ZADAXIN is approved only for the treatment of hepatitis B virus (HBV) and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where ZADAXIN is used on an off-label basis. In addition, several local companies are selling lower-priced, locally manufactured generic thymosin, which is a competitive product and is selling in substantial and increasing quantities. While generic products outsell ZADAXIN in unit volumes, we have been able to maintain an advantage through the reputation of our imported, branded product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license or acquire other pharmaceutical products for marketing in China and other markets may be unsuccessful or even if successful may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

We do not have product sales in the United States, Europe or Japan with which to offset any decrease in our revenue from ZADAXIN sales in Asia, Eastern Europe, Latin America and the Middle East, and sales outside of China have not been substantial to date. Some countries in these regions, including China, regulate pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline. We believe that the Chinese government is increasing its efforts to reduce overall health care costs, including through pricing controls. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been lower than our distributors have been selling ZADAXIN in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales.

We have received regulatory approvals to market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2013. Although we were successful in obtaining a renewal in 2008, there is no assurance that we will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals.

Our ZADAXIN sales and operations in other parts of China and the world are subject to a number of risks, including difficulties and delays in obtaining registrations, renewals of registrations, permits, pricing approvals and reimbursement, unexpected changes in regulatory requirements and political instability.

We are also subject to the laws and regulations of other countries regarding the marketing, sale and distribution of our products in those countries where approvals have been obtained. We experience other issues with managing foreign sales operations including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries also exposes us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, complying with reimbursement rules or compliance with foreign country or applicable U.S. laws, adverse or mixed outcome of clinical studies anywhere in the world, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results could be adversely affected. Moreover, our operations throughout the world including in particular across China, are potentially subject to the laws and regulations of the United States including the Foreign Corrupt Practices Act, in addition to the laws and regulations of the local countries. Regulation in China of the activities in the pharmaceutical industry has recently increased and may continue to undergo significant and unanticipated changes. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfy all applicable laws, our business would be harmed.

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

We may lose market share or otherwise fail to compete effectively in the intensely competitive pharmaceutical industry.

Competition in the pharmaceutical industry is intense, and we expect that competition will increase. Our success depends on our ability to compete in this industry, but we cannot assure you that we will be able to successfully compete with our competitors. Increased competitive pressure could lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for our targeted indications that will be superior to ours.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a United States-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of United States law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our management has determined that as of December 31, 2008 we had a material weakness in our internal controls related to our failure to expense approximately $540,000 in research and development costs related to changes in the scope of activities performed by our clinical research organization during 2008. Although we have since taken steps to rectify this material weakness, there can be no assurance that we will be successful in this regard. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, including with respect to our clinical research expenses, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Our business strategy is dependent on our ability to in-license or otherwise acquire the rights to develop and commercialize products. If we fail to acquire such rights or are unsuccessful in our efforts to develop such products and obtain regulatory approval to market and successfully commercialize them, our business will suffer.

All of our products, including ZADAXIN, the only one for which we have sales revenue, have been in-licensed by us. We do not conduct product discovery and typically have in-licensed our products from third parties who have discovered the products and conducted at least some pre-clinical research on them. The competition for attractive products to in-license is intense, and we cannot assure you that we will be able to in-license products in the future on acceptable terms, if at all. In addition, we face the risks of developing the in-licensed products and the risks and uncertainties of conducting clinical trials and seeking regulatory approval to market the in-licensed products, all of which require years of effort and the commitment of significant financial resources. Our ability to grow our business requires the development and commercialization of additional products. If we are unable to in-license or acquire products on acceptable terms and successfully develop and commercialize them, our business could be harmed.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. If we do not continue to comply with certain NASDAQ Global Market (NASDAQ) listing requirements, our common stock may be delisted which would make it more difficult to sell our common stock.

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

•	finding a partner for the phase 3 trial of thymalfasin for malignant melanoma;

•	progress of the DC Bead through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China;

•	timing and achievement of milestones;

•	changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

Our common stock is listed on NASDAQ. As of March 9, 2009, the closing bid price of our common stock was $1.05. On December 19, 2008, the NASDAQ suspended its requirement to maintain a minimum bid price of $1.00 and also suspended the rules requiring a minimum market value of publicly held shares through Friday, April 17, 2009. However, these rules will be reinstated Monday, April 20, 2009. If we fail to meet NASDAQ’s listing criteria our common stock may be delisted. Our common stock would thereafter be traded in the non-NASDAQ, over-the-counter market. If our common stock were delisted, it may be more difficult to dispose of, or get an accurate market value of, our common stock. This could severely limit our common shareholders’ ability to sell our common stock in the secondary market.

We have a history of operating losses and an accumulated deficit. We reported net loss of $8,348,000 for the twelve months ended December 31, 2008. In addition, we have experienced significant operating losses in the past, and as of December 31, 2008, we had an accumulated deficit of approximately $177 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue over the next few years, we may not achieve profitability in the future.

We may need to obtain additional funding to support our long-term product development and commercialization programs.

We believe our cash on hand and ongoing business operations as well as our $6 million line of credit will be sufficient to fund current business activities for the foreseeable future. However, our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, the execution and successful completion of ZADAXIN, SCV-07, and RP101 clinical trials and securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for ZADAXIN and other drug candidates in Europe and other major markets. We are also dependent on our ability to increase ZADAXIN sales in China and other markets. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize, through partnering, ZADAXIN for the treatment of melanoma in the United States, Europe and other major markets, RP101 in the United States and Canada, and SCV-07 in major markets, excluding Russia.

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

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidate clinical trials may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; clinical trials may be halted due to safety reasons; patient drop out rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the Chinese State Food and Drug Administration (SFDA) may not approve our products for commercialization or may require additional clinical trial data prior to approving our products; and/or our future expenses and ability to proceed with the trial are dependent in part on finding a partner for this phase 3 trial. Moreover, if the outcome of any of these trials is unsuccessful, or even if successful, does not achieve commercially meaningful results, our business could be harmed.

We rely on third parties to supply our clinical trial and commercial products including supply of ZADAXIN for sale and including supply to carry out our clinical trials. Deficiencies in their work could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. The manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position. Manufacturing errors have the potential to require a product recall which could have a material impact on our sales. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk API product for the manufacture of ZADAXIN for our current markets including China and our current ZADAXIN clinical trials. We have and are continuing to take actions to ensure that our sales are not interrupted and our sales of ZADAXIN and supply of clinical trial product have been unaffected. However, we are continuing to manage our suppliers and we could suffer production problems that may cause interruptions in the future. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN quickly enough, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. In addition, Biocompatibles is the sole supplier of the DC Bead. If unanticipated deficiencies in these suppliers occur, we could experience delays in our ability to fulfill regulatory requirements which may adversely affect our sales or prospects for regulatory marketing approvals. RESprotect is the exclusive supplier of RP101 for our phase 2 study evaluating the safety and efficacy of RP101. In addition, we have an exclusive supplier of SCV-07 for our anticipated phase 2b HCV and ongoing oral mucositis SCV-07 clinical trials. Any unanticipated deficiencies in these suppliers, recall of the manufacturing lots or similar action regarding the pegylated interferon alpha, ribavirin or RP101 used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these suppliers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products, including sales of thymalfasin in approved markets, and impair our competitive position. Any of these developments would harm our business.

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

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, and once commercialized, the DC Bead, SCV-07 and RP101. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. We cannot assure you that we will be able to maintain or increase third-party payments for ZADAXIN or obtain third-party payments for the DC Bead in China. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. Our commercial rights to RP101 are limited to the United States and Canada. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

In December 2005 and June 2006, we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results made Sigma-Tau’s efforts to fully recruit patients for the ZADAXIN phase 3 HCV triple therapy combination trial, ongoing at that time, more difficult and enrollment took longer than planned. Enrollment of the 553 patients in this trial was completed in December 2006. A patient who drops out at any point during a trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts may affect the pancreatic cancer phase 2 clinical trial for RP101, our anticipated phase 2 trials for HCV and oral mucositis for SCV-07 and other trials we conduct.

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

If we do not obtain regulatory approval for thymalfasin, RP101, SCV-07 or the DC Bead for the intended indications that we are evaluating, our revenues will be limited and we may never become profitable.

Our ability to execute on our business strategy is largely dependent on our ability to obtain regulatory approval for the use of thymalfasin in major markets, for the use of RP101 in the United States, for the use of SCV-07 in major markets, excluding Russia, and for the use of the DC Bead in China. The regulatory approval processes in the United States and Europe are demanding and typically require 12 months or more in the United States and 18 months or more in Europe from the date of submission of an NDA. We have committed significant resources, including capital and time, to develop these products, and intend to continue to do so, including the initiation and execution of additional clinical trials, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any revenue from these products in these major markets and our thymalfasin sales in other jurisdictions could decline.

In June 2006, we announced our agreement with Biocompatibles International plc. (Biocompatibles) to become the exclusive distributor in China of the DC Bead, a chemotherapeutic drug delivery embolic agent designed to be used in the treatment of liver cancer. While the DC Bead is approved in Europe for the use in the treatment of malignant hypervascularized tumors, it has not yet received regulatory approval in China. Biocompatibles is responsible, with our assistance and financial support for 50% of all costs, for seeking and obtaining the regulatory approval for marketing the product in China. We, on behalf of Biocompatibles, filed a regulatory submission in China in December 2006; however, we cannot give assurance that such submission will be approved by the regulatory authorities. If clinical trials in China are required as part of the regulatory process, the regulatory submission for marketing approval could be delayed for a considerable period of time, and there can be no assurance that the results of clinical trials would support a regulatory submission or that the regulatory authorities would approve the product to be commercialized and sold in China. To the extent that additional information or clinical trials are required by the regulatory authorities, or we do not receive regulatory approval in China, our future sales potential in China could be harmed.

All new drugs, including our products, which have been developed or are under development, are subject to extensive and rigorous regulation by the FDA and comparable agencies in U.S. state and local jurisdictions and in foreign countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations may change from time to time and new regulations may be adopted.

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

We depend on international sales, and global conditions could negatively affect our operating results as may our limited sales, marketing and distribution capacities outside of China. Changes in China’s political, social and economic environment may affect our financial performance.

A large majority of our sales are in China. Heightened tensions resulting from the current geopolitical conditions in the Middle East, North Korea and elsewhere could worsen, causing disruptions in foreign trade, which would harm our sales. In particular, our commercial product is manufactured in Europe and distributed by us from our operations in Hong Kong. Any disruption of our supply and distribution activities due to geopolitical conditions could decrease our sales and harm our operating results. Moreover, we have limited sales, marketing and distribution capabilities outside of China, and we anticipate that we may be relying on third-party collaborators to sell, market and distribute our products for the foreseeable future particularly in the major pharmaceutical markets of the United States, Europe and Japan should we receive regulatory approval to market our products in those territories. If our arrangements with these third parties are not successful, or if we are unable to enter into additional third-party arrangements, we may need to substantially expand our sales, marketing and distribution force. We may receive approvals permitting us to sell in additional markets but not have the financial resources to fund sales and marketing efforts. Our efforts to expand may not succeed, or we may lack sufficient resources to expand in a timely manner, either of which will harm our future operating results. Moreover, if we are able to further expand our sales, marketing and distribution capabilities, we will begin competing with other companies that have experienced and well-funded operations. If we cannot successfully compete with these larger companies, our revenues may not grow and our business may suffer.

With respect to China, our financial performance may be affected by changes in China’s political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting foreign companies, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business in China. Any imposition of surcharges or any increase in Chinese tax rates could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to market our products in China.

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

Any recurrence of Severe Acute Respiratory Syndrome (SARS) or the outbreak of a different contagious disease such as the Avian Flu or similar pandemic may adversely impact our operations and some of our key customers.

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

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of December 31, 2008, we held $1,485,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments.

In November 2008, we accepted an Auction Rate Securities Rights Offer (Rights Offer) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase our ARS at any time for full par value, we received the right to require UBS AG to purchase at par value our ARS beginning in 2010 (the Rights). The Rights are non-transferable. Upon acceptance, we granted UBS AG the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible ARS on our behalf-without prior notification to us from UBS AG, as long as we receive a payment at par upon any sale or disposition.

As a result, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term is limited or may not exist. We have written down our ARS investments $315,000 as of December 31, 2008, and we have reclassified these holdings to long-term. Should our ARS investments continue to lose value, or should any of our other cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

New accounting pronouncements may impact our financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such pronouncement was issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R had a significant impact on our results of operations, although it has no impact on our cash or overall financial position. For the years ended December 31, 2008, 2007 and 2006, we recognized $1,843,000, $2,243,000, and $2,446,000, respectively, of stock-based compensation expense in accordance with FAS 123R.

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

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to thymalfasin have expired, including composition of matter patents, we have rights to other patents and patent applications relating to thymalfasin and thymalfasin analogues, including method of use patents with respect to the use of thymalfasin for certain indications. Additionally, thymosin alpha 1 (thymalfasin), the chemical composition of thymalfasin, has received Orphan Drug designation in the United States for the treatment of stage IIb through stage IV melanoma. If other parties develop generic forms of thymalfasin for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of thymalfasin. If other parties develop analogues or derivatives of thymalfasin, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of December 31, 2008, no director or officer has such a plan however an officer or director may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

We currently lease approximately 28,000 square feet of office space including our headquarters in Foster City, California and limited office space in Beijing, Hong Kong, Shanghai, Singapore, Guangzhou and Sao Paulo. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

	Price Range Common Stock
	High	Low
2008
4th quarter	$1.34	$0.63
3rd quarter	1.79	1.11
2nd quarter	2.05	1.53
1st quarter	2.19	1.72
2007
4th quarter	$2.60	$1.77
3rd quarter	2.52	1.69
2nd quarter	3.20	2.41
1st quarter	3.23	2.39

Stockholders

As of March 9, 2009, there were approximately 357 holders of record of our common stock and 46,219,562 shares of common stock issued and outstanding.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2008, 2007, and 2006 and currently intend to retain any future earnings for use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part III, Item 12 of this Form 10-K.

Item 6.	Selected Financial Data

This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected balance sheets data at December 31, 2008 and 2007 and the selected statement of operations data for each year ended December 31, 2008, 2007, and 2006 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheets data at December 31, 2006, 2005, and 2004 and the statements of operations for each year ended December 31, 2005 and 2004 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations data:
Product sales	$54,108,000	$37,038,000	$32,433,000	$27,842,000	$22,765,000
Contract revenue	5,000	20,000	229,000	492,000	1,631,000

Total revenues	54,113,000	37,058,000	32,662,000	28,334,000	24,396,000
Cost of product sales	9,827,000	6,735,000	6,889,000	4,875,000	4,577,000

Gross margin	44,286,000	30,323,000	25,773,000	23,459,000	19,819,000

Operating expenses:
Research and development	23,537,000	17,446,000	14,088,000	14,406,000	17,994,000
Sales and marketing	17,325,000	13,928,000	11,569,000	10,237,000	9,665,000
General and administrative	11,858,000	10,245,000	9,040,000	7,457,000	6,311,000

Total operating expenses	52,720,000	41,619,000	34,697,000	32,100,000	33,970,000

Loss from operations	(8,434,000)	(11,296,000)	(8,924,000)	(8,641,000)	(14,151,000)
Interest and investment income	608,000	1,629,000	1,764,000	1,273,000	1,285,000
Interest expense	(31,000)	(20,000)	(94,000)	(345,000)	(361,000)
Other (expense) income, net	(16,000)	40,000	7,981,000	—	(51,000)

Net (loss) income before provision for income tax	(7,873,000)	(9,647,000)	727,000	(7,713,000)	(13,278,000)
Provision for income tax	475,000	301,000	—	—	—

Net (loss) income	$(8,348,000)	$(9,948,000)	$727,000	$(7,713,000)	$(13,278,000)

Earnings per share:
Basic net (loss) income per share	$(0.18)	$(0.22)	$0.02	$(0.17)	$(0.30)

Diluted net (loss) income per share	$(0.18)	$(0.22)	$0.02	$(0.17)	$(0.30)

Weighted average shares used in computing:
Basic net (loss) income per share	46,212,223	46,099,641	45,901,015	45,328,714	44,626,337

Diluted net (loss) income per share	46,212,223	46,099,641	46,072,027	45,328,714	44,626,337

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet data:
Cash, cash equivalents, restricted and other short-term investments	$27,842,000	$35,281,000	$42,592,000	$42,256,000	$51,299,000
Working capital	37,793,000	45,400,000	53,079,000	48,735,000	55,427,000
Total assets	51,905,000	58,659,000	62,584,000	59,515,000	69,709,000
Other long-term liabilities	779,000	341,000	68,000	68,000	1,044,000
Total stockholders’ equity	40,903,000	47,259,000	54,634,000	51,063,000	55,123,000
Convertible notes payable	—	—	—	1,600,000	5,600,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a for-profit, global pharmaceutical company with a substantial international business and a product portfolio of novel therapies for cancer and infectious diseases. Our objective, which we believe we will achieve, is sustained profitability for the full year 2009 through a combination of international sales growth, a cost-containing clinical development strategy, and focused expense management. ZADAXIN®, our brand of thymalfasin and our primary product, is sold in over 30 countries for the treatment of the hepatitis B virus (HBV) and the hepatitis C virus (HCV), certain cancers and as a vaccine adjuvant. Our cash position and the profit margin on our product sales and marketing operations provide the financial resources for continued growth in our international business and for development of our pipeline of phase 2 drug candidates, including: RP101 for the treatment of pancreatic cancer and SCV-07 for the treatment of HCV and for oral mucositis. Our DC Bead product is awaiting approval in the Peoples Republic of China (China), for the treatment of liver cancer.

We plan to expand our commercial operations, currently primarily located in China, with the goal of becoming a significant pharmaceutical company in this rapidly growing market. A key part of our strategy is to leverage our decade of experience in China and to grow our international business by adding commercial stage or near term commercial stage products to our portfolio. For example, after acquiring the Chinese marketing rights to DC BeadTM for liver cancer, we are pursuing its regulatory approval and, if approved, intend to launch this product in 2009. We believe we are well-positioned to in-license additional therapeutics for our international business with a focus on China, in part because of our opportunity to develop and commercialize these products utilizing our well established sales and marketing organization in China.

For the years ended December 31, 2008, 2007, and 2006 product sales were $54,108,000, $37,038,000 and $32,433,000, respectively. Our revenue growth was attributable to further market penetration in China related to ZADAXIN. For the years ended December 31, 2008, 2007, and 2006 product sales to China were $50,724,000, $34,240,000 and $29,722,000, respectively.

SciClone continues its clinical development program potential with three product candidates being studied in four indications. Our latest stage opportunity is ready for phase 3 which will evaluate thymalfasin as a therapy for stage IV melanoma. We estimate that this is a $200 million market opportunity worldwide. If the targeted patient group can be extended to the adjuvant setting through additional clinical trials, we believe the global market opportunity could increase by about $500 million. We are in the process of seeking a partner for this phase 3 trial prior to initiating enrollment.

In June 2007, we reported positive data from a phase 2 trial, conducted in partnership with Sigma-Tau, treating patients with stage IV melanoma in which we showed that thymalfasin in combination with dacarbazine (DTIC) chemotherapy and low dose interferon alpha met its primary endpoint. Further, two of the thymalfasin treated groups had an overall response rate three times higher than stage IV melanoma patients treated with DTIC, the current standard of care, and low dose interferon alpha. In addition, survival, a key secondary endpoint of the trial, was extended by nearly 3 months. In November 2008, we reported that we reached an agreement on Special Protocol Assessment with the U.S. Food and Drug Administration (FDA) on the design of a phase 3 registration trial for thymalfasin as a potential treatment for stage IV melanoma that adequately addresses the objectives necessary to support a regulatory submission.

In addition to thymalfasin, we are developing RP101 and SCV-07 for the treatment of life-threatening diseases. We are conducting a multi-center, randomized, double-blinded, placebo controlled phase 2 clinical trial using RP101 in combination with gemcitabine chemotherapy in approximately 153 patients with unresectable stage III and IV pancreatic cancer. We announced March 9, 2009 that we completed enrollment of this trial ahead of schedule and expect to report results in the first half of 2010.

In September 2008, we reported what we believe are promising results from our proof-of-concept phase 2a clinical trial using SCV-07 as a sole agent administered to patients chronically infected with HCV. The trial was designed to evaluate the effect of SCV-07 on hepatitis C viral load, as well as on other measures of immune response. SCV-07 demonstrated activity in some treated patients in the higher dosage groups, and the decrease in viral load in these patients was accompanied by an increase in a biomarker which is usually correlated with an immunological response against HCV. Additionally, SCV-07 was shown to be generally safe and well-tolerated with no dose limiting toxicities or serious adverse events reported. We are planning to initiate a phase 2b trial for SCV-07 in HCV in 2009.

During the fourth quarter of 2008, SCV-07 also entered phase 2 clinical development to assess the safety and efficacy of SCV-07 for the delay to onset of severe oral mucositis in subjects receiving chemoradiation therapy for the treatment of cancers of the head and neck. In this multi-center, randomized, double-blind, placebo-controlled dose-ranging study, we plan to enroll approximately 60 patients and expect to complete enrollment of this trial before the end of 2009.

We manufacture ZADAXIN, RP101 and SCV-07 through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

We believe our cash on hand and ongoing business operations and $6 million line of credit will be sufficient to fund current business activities for the foreseeable future. During this period, we may report quarterly losses. Our ability to sustain operating profitability will be impacted by numerous factors including expansion of our sales efforts for ZADAXIN, the regulatory approval process including the timing of FDA or international regulatory approvals, the number, timing, costs and results of pre-clinical and clinical trials of our products, market acceptance of ZADAXIN, and potentially of SCV-07, DC Bead, and RP101, the timing of orders for ZADAXIN from international markets, particularly China, and the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements.

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

Revenue Recognition

We recognize revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post-shipment obligations on our part, except for sales to a new market where acceptance requirements have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. We estimate expected returns primarily on historical patterns. Historically, we have had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of December 31, 2008 and 2007 in the respective consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Amounts invoiced relating to arrangements where collectibility is uncertain and revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with maturities of three months or less on the date of purchase. We classify our investment portfolio as available-for-sale or trading securities. We record the investments at fair value, on the balance sheet.

Unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive income on the consolidated balance sheet. Realized gains or losses on available-for-sale and trading securities and declines in value judged to be other than temporary on available-for-sale securities are determined on the basis of specific identification and included in other income (expense).

We evaluate our investments for impairment each reporting period in accordance with FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1). FSP FAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value.

Fair Value of Financial Instruments

We adopted the provisions of the Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS No. 157), effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we deferred adoption of SFAS 157 as it relates to its non financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

Effective January 1, 2008, we also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We elected to adopt the fair value accounting under SFAS 159 at the initial recognition of a put option from UBS AG with respect to our auction rate securities (ARS) recorded in other assets in our consolidated balance sheet.

Following is a description of our valuation methodologies for assets and liabilities measured at fair value.

Where quoted prices are available in an active market, fair value is based upon quoted market prices, and are classified in level 1 of the valuation hierarchy. Level 1 securities include our money market funds, U.S. term deposits, corporate equity securities and restricted long-term Italian state bonds. If quoted market price are not available, fair value is based upon observable inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and are classified in level 2 of the valuation hierarchy. Level 2 securities include our certificate of deposit. When quoted prices and observable inputs are unavailable, fair values are based on internally developed cash flow models and are classified in level 3 of the valuation hierarchy. The internally developed cash flow models primarily use, as inputs, estimates for interest rates and discount rates including yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the assets. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the assets including assumptions about risk developed based on the best information available in the circumstances. Level 3 securities include our ARS and the Put Option with respect to these securities.

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

Inventories

Our inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. If our current assumptions about future production or inventory levels and demand were to change or if actual market conditions are less favorable than those projected by management, inventory write-downs may be required which could negatively impact our gross margins and results of operations. If obsolete items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized.

Intangible Assets

At December 31, 2008, we had net intangible assets of approximately $262,000 related to ZADAXIN product rights and have not recorded any impairment losses to-date related to intangible assets. In assessing the recoverability of our intangible assets we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Research and Development Expenses

Effective January 1, 2008, we adopted Emerging Issues Task Force (EITF) Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities” (EITF 07-3). In accordance with EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Our research and development expenses are principally incurred for our clinical trials including cost sharing of Sigma-Tau’s clinical trial in Europe using ZADAXIN as part of a novel triple therapy combination for the treatment of HCV, our phase 2 clinical trials for RP101 and SCV-07, and our development plans for a phase 3 clinical trial for melanoma. Research and development expenses are charged to operations as incurred. Cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous institutions that conduct the clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows.

Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses to the actual services received and efforts expended. Expenses related to grants to the institutions that conduct the clinical trials on our behalf are accrued based on the level of patient enrollment and activity according to the protocol. Expenses relating to the clinical research organization or other entities managing the trials and laboratory and other direct expenses are recognized in the period they are estimated to be incurred and the services performed. If we underestimate or overestimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. We monitor active patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly.

Stock Option Valuation

We apply Statement of Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment” (FAS 123R), for stock-based payment transactions in which we receive employee services in exchange for our equity instruments. Employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period, which is generally four years. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimate of the expected volatility of the market price of its stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, recent historical experience of employee stock option exercises (including forfeitures), and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, valuation assumptions used to value employee stock-based awards granted in future periods may change.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost.

Results of Operations

Product sales were $54,108,000, $37,038,000, and $32,433,000 for the years ended December 31, 2008, 2007, and 2006, respectively, and all were derived from sales of ZADAXIN. The increases from 2006 to 2008 were attributable to a higher volume of product sold primarily due to continued expansion of our sales and marketing efforts and a modest increase in prices from the 2007 to 2008 periods. Sales to customers in China are denominated in U.S. dollars and accounted for approximately 94%, 92%, and 92% of this revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007, and 2006, sales in each year to three or four importing agents in China accounted for approximately 94%, 92%, and 92%, respectively of our product sales. In 2008, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 68% and 22% of our sales, respectively, and one other importer accounted for 4% of our sales. In 2007, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 63% and 21% of our sales, respectively, and one other importer accounted for 8% of our sales. In 2006, Shanghai Lingyun and China National Pharmaceutical Foreign Trade Corporation accounted for 66% and 15% of our sales, respectively, and two others accounted for a combined 11%. No other customers accounted for more than 10% of sales in those periods. As of December 31, 2008, approximately $11,420,000 or 96% of our accounts receivable were attributable to two customers in China. We perform on-going credit evaluations of our customers’ financial condition, and generally do not require collateral from our customers.

Contract revenue was $5,000, $20,000, and $229,000 for the years ended December 31, 2008, 2007, and 2006, respectively. During 2008 and 2007, we recognized $5,000 and $20,000, respectively, in contract revenue for a partial license fee for ZADAXIN from a third party. There was no similar revenue for the year ended

December 31, 2006. Contract revenue recognized in 2006 was in connection with the $2,685,000 payment we received from Sigma-Tau in January 2002 and a $50,000 payment we received from Sigma-Tau in December 2006. This revenue was recognized as contract revenue over the course of the ZADAXIN HCV U.S. clinical program and the period of sharing the clinical data from this program with Sigma-Tau in accordance with the performance requirements under our contract with Sigma-Tau.

Gross margin was 82%, 82%, and 79% in 2008, 2007, and 2006, respectively. The decrease in gross margin in 2006 was primarily due to an increase of $929,000 in royalty expense recorded in December 2006 related to an agreement with Wayne State University (WSU) regarding royalty obligations for the period 1997 to 2006. We expect cost of product sales and hence gross margin to vary from year to year, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory.

Research and development (R&D) expenses were $23,537,000, $17,446,000, and $14,088,000 and represented approximately 45%, 42%, and 41% of our total operating costs and expenses for the years ended December 31, 2008, 2007, and 2006, respectively. The increase of $6,091,000 in R&D expenses from 2007 to 2008 related to our phase 2 clinical trials for RP101 and SCV-07, and to the development planning for a phase 3 clinical trial for melanoma. The increase included approximately $2,002,000 for clinical trial management, statistical services and investigator expenses; an increase of approximately $2,659,000 for drug development and manufacturing costs related to the scale up for RP-101 and purchase of gemcitabine for the RP101 clinical trial, and manufacturing of SCV-07 and ribavirin for the SCV-07 clinical trial; a $1,320,000 milestone payment upon first patient dosing in the RP101 phase 2 clinical trial; an increase in compensation and benefits expense and recruiting fees due to an increase in the number of research and development personnel; and an increase in consulting and travel expenses. These increases were partially offset by a decrease of approximately $2,200,000 of acquisition and legal costs related to the acquisition of exclusive rights for the United States and Canada to develop and commercialize RP-101 recorded during the year ended December 31, 2007.

The increase in R&D expenses from 2006 to 2007 was primarily due to a $2,200,000 increase in acquisition and legal costs incurred in April 2007 related to the acquisition of the exclusive rights in the United States and Canada to develop and commercialize RP101, an increase of approximately $1,893,000 in clinical trial expenses and an increase of $1,131,000 in drug development expenses mainly related to our phase 2 trials for RP101 and SCV-07, and in preparation of a prospective phase 3 trial for melanoma. These increases were offset partially by decreases in R&D including a decrease of $531,000 in stock-based compensation expense and a $377,000 decrease in compensation and benefits related expenses, net of consulting fees, a decrease of $597,000 in preclinical pharmacology expenses, a decrease of $146,000 in rent expense due to lower rent expense related to our main office facility in the second half of 2007, as compared with our former facility which we exited in July 2007, and a decrease of $106,000 in computer software expense.

The major components of R&D expenses include services fee costs, pass through expenses and investigator expenses incurred for clinical studies performed by clinical trial institutions and contract research organizations, related materials and supplies, preclinical and toxicology work, pharmaceutical development including product formulation and chemical analysis, license fees, personnel costs, including salaries and benefits, third party research funding, and overhead allocations consisting of various support and facilities related costs.

The initiation and continuation of our current clinical development programs has had and is expected to continue to have a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular year for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our future costs for 2009 relating to research and development will decrease compared to 2008 due to reduced spending related to our phase 2 clinical trial for RP101. The actual costs incurred in future periods will vary depending in particular upon timeline and design for a ZADAXIN phase 3 melanoma clinical trial and final decisions regarding the timing and expense sharing arrangements for the trial. An expansion or significant extension of our clinical development programs may require us to seek additional capital resources.

Sales and marketing expenses were $17,325,000, $13,928,000, and $11,569,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The increase in sales and marketing expenses from 2007 to 2008 was primarily due to an increase of $1,361,000 in conferences and medical education seminar expenses, an increase of $760,000 in salesforce incentives, an increase of $582,000 in compensation and benefits expense due to an increase in the number of sales personnel, and an increase of $444,000 in travel and entertainment expenses, all related to our expanding sales and marketing efforts. The increase in sales and marketing expenses from 2006 to 2007 was primarily due to increases in sales and marketing personnel, promotional activities and operating expense related to our expanding sales and marketing efforts. We expect sales and marketing expenses for 2009 to be higher than those incurred in 2008 due to increased sales efforts.

General and administrative expenses were $11,858,000, $10,245,000, and $9,040,000 for the years ended December 31, 2008, 2007, and 2006, respectively. General and administrative expenses increased $1,613,000 for the year ended December 31, 2008 compared to 2007 primarily due to an increase in severance costs of approximately $376,000 related to the departure of our former chief financial officer, an increase in accounting and professional fees of approximately $391,000, an increase in legal fees of approximately $457,000, an increase in employment recruiting costs of approximately $225,000, and a net increase in compensation and benefits related expenses due to an increase in headcount in 2008, offset partially by a decrease in stock based compensation expense.

The increase in general and administrative expenses in 2007 compared to 2006 was primarily related to an increase in compensation and benefits related expenses of $713,000 due to an increase in general and administrative personnel, an increase in stock-based compensation expense of $195,000 mainly related to our chief executive officer’s option agreement, and a $150,000 increase in office expense related to the relocation of our corporate office. We believe that general and administrative expense for 2009 will remain at a comparable level to 2008.

Interest and investment income was approximately $608,000, $1,629,000, and $1,764,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The decreases from 2006 to 2008 resulted from reduced interest earned on cash balances due to lower cash balances and due to lower interest rates in the 2008 period. For 2009, we expect a decrease in interest and investment income as a result of lower cash balances and lower interest rates.

Interest and investment expense was $31,000, $20,000, and $94,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Interest expense for 2006 was primarily related to interest on the Company’s convertible notes payable. The Company repaid $1,600,000 of convertible notes in March 2006, resulting in the decrease in interest expense for the 2007 period.

Other (expense) income, net was ($16,000), $40,000, and $7,981,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Other (expense) income for the year ended December 31, 2008 included an other-than-temporary impairment charge of $315,000 related to our ARS investments and $285,000 of gain related to the fair value of our Put Option. Other income for the year ended December 31, 2006 period primarily related to a one-time payment of $8,000,000 that we received in April 2006 for the resolution of our dispute with Schering Plough KK regarding the conduct of HBV clinical trials in Japan with ZADAXIN. There was no similar income recorded for the years ended December 31, 2007 or 2008.

Provision for income tax of $475,000 and $301,000 for the years ended December 31, 2008 and 2007, respectively, relates to our foreign operations in China. The increase of $174,000 from 2007 to 2008 was due to increased operating activity in China. There was no similar provision for income tax recorded for the year ended December 31, 2006.

Income Taxes

We have not recorded any U.S. federal or state income tax expense for the years ended December 31, 2008, 2007, and 2006. Undistributed earnings of our foreign subsidiaries amounted to approximately $23,521,000 at December 31, 2008. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

At December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $144,102,000 that expire in the years 2009 through 2028. The difference between the cumulative losses for financial reporting purposes and federal income tax purposes is primarily attributable to losses incurred by our foreign subsidiaries. At December 31, 2008, we had federal tax credit carryforwards of approximately $8,686,000 that expire in the years 2009 through 2028.

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

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 103, 137, and 138 days in 2008, 2007, and 2006, respectively. The majority of our sales are to customers in the People’s Republic of China where our accounts receivable collections have standard credit terms ranging from 90 to 180 days. During the fourth quarter of 2008, our largest customer in the People’s Republic of China agreed to payment terms of 90 days instead of 180 days in order to procure from us increased volume of ZADAXIN and a volume discount. This change resulted in a reduction in our days’ sales outstanding in 2008, compared to 2007 and 2006.

At December 31, 2008, 2007, and 2006, we had $27,842,000, $35,281,000, and $42,592,000, respectively, in cash, cash equivalents and short-term investments. In each of these years, the principal factor affecting these balances was the net loss from operating activities. We currently estimate cash, cash equivalents and short-term investments at December 31, 2009 will be lower than the balance at December 31, 2008. The expected decrease in this balance is primarily attributable to cash expected to be used in operations.

The short-term investments consist primarily of highly liquid marketable securities. Our restricted short-term investment of $69,000 as of December 31, 2008, relates to a letter of credit secured by a certificate of deposit to facilitate our value added tax filings in Europe.

Our restricted long-term investment of $388,000 consists of Italian state bonds purchased to facilitate our value added tax filings in Europe.

As of December 31, 2008, we held at fair value $1,485,000 of auction rate securities (ARS) as trading securities that were reclassified from available-for-sale securities. Upon the reclassification of the ARS to trading securities as of December 31, 2008, we realized a loss of $315,000 in other expense that had previously been recorded as unrealized losses in the accumulated other comprehensive income included as part of stockholders’ equity. The ARS are investments with contractual maturities generally between 0 and 34 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. All of our ARS are rated by one or more of the major independent rating agencies as either AAA or Aaa.

Historically, our ARS were highly liquid, using a “Dutch” auction process that reset the applicable interest rate at predetermined intervals, typically every 30 days, which in turn provided liquidity at par value. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. As of December 31, 2008, there continues to be no auction market for our ARS. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn interest on our ARS. Because of the failure of auctions, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. Based on this, we classified the ARS as long-term investments on our consolidated balance sheet as of December 31, 2008.

In November 2008, we accepted an Auction Rate Securities Rights Offer (Rights Offer) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase our ARS at any time for full par value, we received the right to require UBS AG to purchase at par value our ARS beginning in June 2010 (the Rights). The Rights are non-transferable. Upon acceptance, we granted UBS AG the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible ARS on our behalf without prior notification to us from UBS AG, as long as we receive a payment at par upon any sale or disposition. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy our ARS.

The enforceability of the Rights results in the creation of an asset akin to a Put Option (we have the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS. We recorded $285,000 of gain in other income related to the fair value of our Put Option included in our results of operations for the year ended December 31, 2008.

We will continue to classify the ARS investments as long-term on our consolidated balance sheet until such time the investments become short-term. We believe that even with the possible requirement to hold all such securities until June 30, 2010, our remaining cash and cash equivalents, short-term investments and line of credit will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Net cash (used in) provided by operating activities totaled ($4,945,000), ($7,011,000), and $1,682,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Net cash used in operating activities of $4,945,000 for the year ended December 31, 2008 was comprised primarily of net loss of $8,348,000 which was adjusted for non-cash items such as stock-based compensation expense of $1,843,000 and depreciation and amortization of $353,000, and $1,140,000 of net cash inflow related to changes in operating assets and liabilities. Such changes included a decrease in our accrued clinical trials of $1,477,000 primarily as a result of payments made to the clinical research organization managing our phase 2 RP101 clinical trial and to Sigma Tau for the completion of the phase 3 hepatitis C triple therapy clinical trial in Europe, and included an increase of $820,000 in accrued compensation and employee benefits related to an increase in bonus accrual as a result of increased headcount during 2008 and the continued accrual of our chief executive officer’s long-term bonus. Operating asset changes included a decrease of $723,000 in accounts receivable related to a reduction in payment terms during 2008 with our largest customer in China from 180 days to 90 days to allow the customer to procure increased volume of ZADAXIN and a volume discount, and a decrease of $1,243,000 in prepaid expenses and other assets primarily related to a decrease in prepaid royalties and prepaid clinical trial expenses.

Net cash used in operating activities of $7,011,000 for the year ended December 31, 2007 was comprised primarily of net loss of $9,948,000 which was adjusted for non-cash items such as stock-based compensation expense of $2,243,000 and depreciation and amortization of $248,000, and $350,000 of net cash inflow related to changes in operating assets and liabilities. Such changes included an increase in our accrued clinical trials expenses of $1,431,000 and an increase in accounts payable and other accrued expenses of $1,852,000, both increases related primarily to our phase 2 RP101 and SCV-07 clinical trials, and to the development plans for a melanoma clinical trial. These inflows were partially offset by an increase in inventory levels of $2,262,000 as our supplier of bulk active pharmaceutical ingredient (API) product for the manufacture of ZADAXIN was able to produce higher yields on production runs, enabling us to increase our inventory levels, compared to the lower than planned inventory levels in the prior year period, and an increase in prepaid expenses and other assets of $1,259,000 mainly related to our phase 2 RP101 clinical trial.

Net cash provided by operating activities of $1,682,000 for the year ended December 31, 2006 was primarily due to the net income of $727,000 which was adjusted for non-cash expense related to employee stock options of $2,446,000 and depreciation and amortization of $233,000, and $1,686,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase in accounts receivable of $3,576,000 due to fluctuations in the timing of payments received within credit terms from customers and an increase in accounts payable and other accrued expenses of $1,137,000 primarily related to an increase in the royalty accrual.

Net cash provided by investing activities amounted to $572,000 and $12,994,000 for the years ended December 31, 2008 and 2007, respectively, compared to cash used in investing activities of ($577,000) for the year ended December 31, 2006. Net cash provided by investing activities for the year ended December 31, 2008 of $572,000 was due to $1,393,000 in net proceeds from the sales, maturities and purchases of marketable securities, offset partially by the $448,000 purchase of our restricted long-term Italian state bonds to facilitate our value added tax filings in Europe, and the purchase of $373,000 in property and equipment.

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

Net cash provided by financing activities totaled $149,000 and $241,000 for the years ended December 31, 2008 and 2007, respectively, compared to net cash used in financing activities of $1,335,000 for the year ended December 31, 2006. Net cash provided by financing activities for the years ended December 31, 2008 and 2007 primarily consisted of proceeds received related to exercises of outstanding options under our employee stock option plans. Net cash used in financing activities for the year ended December 31, 2006 consisted of the repayment of a $1,600,000 convertible note, partially offset by proceeds received of approximately $221,000 related to exercises of outstanding options under our employee stock option plans and $44,000 from the issuance of common stock under our employee stock purchase plan.

The following table summarizes our contractual obligations and other commitments as of December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	Less than 1	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$7,382,000	$1,242,000	$2,591,000	$2,805,000	$744,000
Purchase obligations(2)	1,500,000	1,500,000	—	—	—
Royalty obligations(3)	914,000	264,000	100,000	100,000	450,000
Other liabilities(4)	270,000	270,000	—	—	—

Total	$10,066,000	$3,276,000	$2,691,000	$2,905,000	$1,194,000

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.

(2)	These are amounts payable to our European marketing and development partner, Sigma-Tau, to complete an HCV clinical trial in Europe.

(3)	This includes minimum royalty payments to the U.S. Army through 2021. The Company is obligated to pay the U.S. Army the greater of either a fixed minimum annual royalty or a royalty based on a percentage of ZADAXIN sales.

(4)	This amount represents a discretionary accrued bonus payable to our chief executive officer as of December 31, 2008 based on performance targets over the years 2006-2008.

Additionally, the Company is obligated to pay Wayne State University a royalty based on a percentage of ZADAXIN sales in certain countries other than China. See note 13 of the Notes to Consolidated Financial Statements.

In addition to the above commitments, as a result of our acquisition of the exclusive rights in the United States and Canada to develop and commercialize RP101, we may be obligated to pay post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000 and royalties on future sales of RP101 to Avantogen and RESprotect. We also have entered into an agreement with Pharmaceutical Research Associates, Inc. (PRA) for clinical trials management services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101, for the treatment of pancreatic cancer. The estimated cost of PRA’s management services and pass-through costs is $8,500,000 and $4,000,000 respectively, of which $6,728,000 had been paid by the Company to PRA and $54,000 was payable to PRA as of December 31, 2008. The remaining amounts are expected to be paid to PRA as incurred, through the second quarter of 2010. We entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, SciClone and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. Our share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which we had paid €1,228,000 ($1,878,000) to RESprotect through December 31, 2008, leaving a balance of approximately €220,000 ($307,000 based upon December 31, 2008 conversion rates).

To provide us additional flexibility in managing our operations and funding our clinical trials, in November 2008, SciClone and its subsidiaries, SPIL and SPIL China as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank under which we may borrow up to $6,000,000 (the “Credit Facility”). The Credit Facility is a line-of-credit that permits borrowing up to $6,000,000 for a term of 36 months, subject to certain sublimits, including $2,500,000 for letters of credit. The Credit Facility is secured by a first priority secured interest in all of our assets, other than intellectual property, and a credit insurance policy insuring certain foreign account receivable assets. SciClone Pharmaceuticals, Inc., as the parent of SPIL and SPIL China, is the guarantor of the Credit Facility.

The line of credit bears interest at the bank’s prime rate (4%) plus 1.75% (5.75% at December 31, 2008) on outstanding balances. Subsequent to November 14, 2009, we will be subject to an unused line fee and minimum monthly interest. We are required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The line of credit expires in November 2011, and upon termination all amounts borrowed must be repaid in full. As of December 31, 2008, there were no outstanding borrowings under the line of credit, and there was $6,000,000 available for future borrowing.

We believe our cash on hand, ongoing business operations and line of credit will be sufficient to fund current business activities for the foreseeable future. However, we intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations and funding our clinical trials. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings will be sufficient to complete current plans to conduct and complete clinical trials. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

Related Party Transactions

None of our officers or directors were involved in related party transactions in 2008.

We have licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were our stockholders at the time this transaction was entered into, and are currently our largest shareholder. Under our agreement with Sigma-Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on thymalfasin’s use as part of a triple therapy in treating HCV patients. We paid Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period through December 31, 2008. We will also pay a $1,500,000 milestone payment upon completion of the final report, expected in 2009. Based on the level of activity in this trial, we have recorded approximately $322,000, $507,000, and $1,750,000 of research and development expense related to this trial in the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008 and 2007, we had accrued clinical trial expenses of $1,442,000 and $1,620,000, respectively, due to Sigma-Tau.

Under our agreement with Sigma-Tau related to the clinical development of ZADAXIN, we received $2,685,000 in the first quarter of 2002. This contract revenue was recognized over the estimated time to complete the ZADAXIN U.S. phase 3 HCV clinical trials and deliver the clinical data, the substantive performance requirements under the contract. For the year ended December 31, 2006, we recognized contract revenue of $229,000 related to this agreement. No contract revenue was recognized in 2007 or 2008 related to this agreement.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in 2008, 2007, or 2006.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) released Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF 07-1), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-1 to have a material impact on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, and U.S. Treasury, or U.S. government agency notes. In the past, we also invested in highly-rated, auction rate securities. The auction rate securities are classified as trading securities as of December 31, 2008, and consequently, are recorded on the balance sheet at fair value with realized gains or losses reported as income (loss). All of our investments mature within one year from date of purchase except for the auction rate securities whose ultimate maturities range from 22 to 34 years, and our Italian state bonds that mature in 2013. Our holdings in investments, of any one issue, do not exceed 2% of our cash, cash equivalents and investments. Our investments in our investment securities are subject to interest rate risk. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $14,000 decrease (0.6%) in fair value of our available-for-sale securities. This potential change is based on sensitivity analyses performed on our financial position at December 31, 2008. Actual results may differ materially. We do not hold any derivative financial instruments to manage our interest rate risks.

As of December 31, 2008, we held approximately $1,485,000 in auction rate securities, classified as long-term assets, with an auction rate feature whose underlying assets are generally student loans that are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction has failed since February 2008. Effective January 1, 2008, we determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 that requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the ARS securities as well as the lack of any correlation to these instruments to other observable market data, we valued these securities using a pricing model with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program-FFELP), the probability of the auction succeeding or the security being called, an illiquidity discount factor, and tax status. In December 2008, we recorded an other-than-temporary impairment charge of $315,000 related to the ARS. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take further impairment charges for these securities.

We have recorded our Put Option at its fair value of $285,000 in other assets in the accompanying consolidated balance sheet as of December 31, 2008. We estimate the fair value of the Put Option based on a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect our assumptions about risk, developed based on the best information available in the circumstances. During year ended December 31, 2008, we recorded $285,000 of gain in other income related to the fair value of the Put Option. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this asset, which may lead us in the future to record gains or losses for this asset.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. However, some of our purchases with contract manufacturers are denominated in euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances denominated in euros. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could unpredictably, materially and adversely affect our operating results and stock price and could result in exchange losses, although such losses have been insignificant to date.

Item 8.	Financial Statements and Supplementary Data

SCICLONE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SciClone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Palo Alto, California

March 13, 2009

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,673,000	$31,817,000
Restricted short-term investments	69,000	72,000
Other short-term investments	100,000	3,392,000
Accounts receivable, net of allowance of $0 and $15,000 at December 31, 2008 and 2007, respectively	11,927,000	12,650,000
Inventories	6,056,000	5,579,000
Prepaid expenses and other current assets	2,191,000	2,949,000

Total current assets	48,016,000	56,459,000
Property and equipment, net	861,000	774,000
Intangible assets, net	262,000	332,000
Long-term investments	1,485,000	—
Restricted long-term investments	388,000	—
Other assets	893,000	1,094,000

Total assets	$51,905,000	$58,659,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,195,000	$1,937,000
Accrued compensation and employee benefits	2,578,000	1,758,000
Accrued professional fees	727,000	699,000
Other accrued expenses	2,966,000	3,394,000
Accrued clinical trials expense	315,000	1,614,000
Accrued clinical trials expense due to related party	1,442,000	1,620,000
Deferred revenue	—	37,000

Total current liabilities	10,223,000	11,059,000
Long-term liabilities	779,000	341,000
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,219,562 and 46,121,562 shares issued and outstanding at December 31, 2008 and 2007, respectively	46,000	46,000
Additional paid-in capital	217,704,000	215,633,000
Accumulated other comprehensive income	3,000	82,000
Accumulated deficit	(176,850,000)	(168,502,000)

Total stockholders’ equity	40,903,000	47,259,000

Total liabilities and stockholders’ equity	$51,905,000	$58,659,000

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007	2006
Revenues:
Product sales	$54,108,000	$37,038,000	$32,433,000
Related party contract revenue	—	—	229,000
Contract revenue	5,000	20,000	—

Total revenues	54,113,000	37,058,000	32,662,000
Cost of product sales	9,827,000	6,735,000	6,889,000

Gross margin	44,286,000	30,323,000	25,773,000

Operating expenses:
Research and development	23,215,000	16,939,000	12,338,000
Related party research and development	322,000	507,000	1,750,000
Sales and marketing	17,325,000	13,928,000	11,569,000
General and administrative	11,858,000	10,245,000	9,040,000

Total operating expenses	52,720,000	41,619,000	34,697,000

Loss from operations	(8,434,000)	(11,296,000)	(8,924,000)
Interest and investment income	608,000	1,629,000	1,764,000
Interest and investment expense	(31,000)	(20,000)	(94,000)
Other (expense) income, net	(16,000)	40,000	7,981,000

(Loss) income before provision for income tax	(7,873,000)	(9,647,000)	727,000
Provision for income tax	475,000	301,000	—

Net (loss) income	$(8,348,000)	$(9,948,000)	$727,000

Basic and diluted net (loss) income per share	$(0.18)	$(0.22)	$0.02

Weighted average shares used in computing:
Basic net (loss) income per share	46,212,223	46,099,641	45,901,015

Diluted net (loss) income per share	46,212,223	46,099,641	46,072,027

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	45,877,420	$46,000	$210,245,000	$53,000	$(159,281,000)	$51,063,000
Issuance of common stock from exercise of stock options and employee stock purchase plan	123,829	—	265,000	—	—	265,000
Compensation related to stock option awards	—	—	2,554,000	—	—	2,554,000
Net income	—	—	—	—	727,000	727,000
Net change in unrealized gain on available-for-sale securities	—	—	—	25,000	—	25,000

Total comprehensive income						752,000

Balance at December 31, 2006	46,001,249	46,000	213,064,000	78,000	(158,554,000)	54,634,000
Issuance of common stock from exercise of stock options and employee stock purchase plan	120,313	—	241,000	—	—	241,000
Compensation related to stock option awards	—	—	2,328,000	—	—	2,328,000
Net loss	—	—	—	—	(9,948,000)	(9,948,000)
Net change in unrealized gain on available-for-sale securities	—	—	—	22,000	—	22,000
Foreign currency translation	—	—	—	(18,000)	—	(18,000)

Total comprehensive loss						(9,944,000)

Balance at December 31, 2007	46,121,562	46,000	215,633,000	82,000	(168,502,000)	47,259,000
Issuance of common stock from exercise of stock options	98,000	—	146,000	—	—	146,000
Stock short-swing profit	—	—	3,000	—	—	3,000
Issuance of warrants related to line of credit	—	—	30,000	—	—	30,000
Compensation related to stock option awards	—	—	1,892,000	—	—	1,892,000
Net loss	—	—	—	—	(8,348,000)	(8,348,000)
Net change in unrealized losses and foreign currency translation on foreign-denominated available-for-sale securities	—	—	—	(60,000)	—	(60,000)
Net change in unrealized gains/losses on available-for-sale securities	—	—	—	(102,000)	—	(102,000)
Foreign currency translation	—	—	—	83,000	—	83,000

Total comprehensive loss						(8,427,000)

Balance at December 31, 2008	46,219,562	$46,000	$217,704,000	$3,000	$(176,850,000)	$40,903,000

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) income	$(8,348,000)	$(9,948,000)	$727,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash expense related to employee stock options	1,843,000	2,243,000	2,446,000
Amortization of interest on investments held-to-maturity	—	95,000	(38,000)
Depreciation and amortization	353,000	248,000	233,000
Other-than-temporary impairment on auction rate securities	315,000	—	—
Loss on disposal of property and equipment	37,000	—	—
Other non-cash expense	(285,000)	1,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	723,000	627,000	(3,576,000)
Inventories	(428,000)	(2,262,000)	148,000
Prepaid expenses and other assets	1,243,000	(1,259,000)	644,000
Accounts payable and other accrued expenses	(170,000)	1,852,000	1,137,000
Accrued compensation and employee benefits	820,000	(55,000)	(147,000)
Accrued clinical trials expense	(1,299,000)	1,410,000	(666,000)
Accrued clinical trials expense due to related party	(178,000)	21,000	811,000
Accrued professional fees	28,000	(55,000)	112,000
Deferred revenue	(37,000)	(25,000)	(149,000)
Long-term liabilities	438,000	96,000	—

Net cash (used in) provided by operating activities	(4,945,000)	(7,011,000)	1,682,000

Investing activities:
Purchases of property and equipment	(373,000)	(446,000)	(75,000)
Proceeds from maturities of short-term investments	2,593,000	23,082,000	25,650,000
Purchases of short-term investments	(1,200,000)	(9,642,000)	(26,152,000)
Purchases of restricted long-term investments	(448,000)	—	—

Net cash provided by (used in) investing activities	572,000	12,994,000	(577,000)

Financing activities:
Proceeds from issuances of common stock, net	149,000	241,000	265,000
Repayment of convertible note	—	—	(1,600,000)

Net cash provided by (used in) financing activities	149,000	241,000	(1,335,000)

Effect of exchange rate changes on cash and cash equivalents	80,000	(22,000)	—

Net (decrease) increase in cash and cash equivalents	(4,144,000)	6,202,000	(230,000)
Cash and cash equivalents, beginning of year	31,817,000	25,615,000	25,845,000

Cash and cash equivalents, end of year	$27,673,000	$31,817,000	$25,615,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$48,000
Income taxes paid related to foreign operations	$559,000	$299,000	$—
Non-cash investing activities:
Leasehold improvements reimbursed by tenant allowance	$—	$206,000	$—

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) is a pharmaceutical company engaged in the development and commercialization of therapeutics to treat life-threatening diseases. The Company’s lead product ZADAXIN® is currently being evaluated for a melanoma clinical trial and is approved for sale in certain international locations, and is sold primarily to China through the Company’s wholly-owned subsidiary SciClone Pharmaceuticals International Ltd. During 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer, and initiated a phase 2 RP101 clinical trial. The first patient in the phase 2 RP101 clinical trial was dosed in January 2008. The Company’s proprietary in-licensed compound SCV-07 entered phase 2 clinical development for viral infectious disease in June 2007 and for the treatment of oral mucositis in December 2008. During 2006, the Company in-licensed the Chinese marketing rights to DC BeadTM, a product for the treatment of liver cancer or hepatocellular carcinoma, and submitted a regulatory application to the Chinese State Food and Drug Administration related to this product.

Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SciClone Pharmaceuticals International Ltd. (SPIL), SciClone Pharmaceuticals International China Holding Ltd., SciClone Pharmaceuticals (China) Ltd., SciClone Italy S.R.L., SciClone Japan K.K., and SciClone do Brasil–Produtos Farmaceuticos Ltda. SPIL is registered in the Cayman Islands with its principal office located in Hong Kong. SciClone Pharmaceuticals International China Holding Ltd. is registered in Cayman Islands with its principal office located in Hong Kong. SciClone Pharmaceuticals (China) Ltd. is registered in China with its principal office located in Shanghai. SciClone Italy S.R.L. is registered in Italy with its principal office located in Rome. SciClone Japan K.K. is registered in Japan with its principal office located in Tokyo. SciClone do Brasil is registered in Brazil with its principal office located in Sao Paulo. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post-shipment obligations on our part, except for sales to a new market where acceptance requirements have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of December 31, 2008 and 2007 in the respective consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Amounts invoiced relating to arrangements where collectibility is uncertain and revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and for which there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

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

The Company classifies its investment portfolio as available-for-sale or trading securities. The Company records the investments at fair value, as determined by available market information, on the balance sheet. The Company’s available-for-sale portfolio primarily consists of certificates of deposit, corporate equity securities, and restricted long-term Italian state bonds. The Company’s available-for-sale certificate of deposit for $120,000 secures the Company’s letter of credit required under its European value added tax filing arrangements.

The Company’s trading portfolio consists of long-term auction-rate securities (ARS). The Company transferred the ARS from “available-for-sale” to “trading” as of December 31, 2008, because of its intent to trade the ARS and desire to account for the ARS at fair value with changes in fair value reported in earnings as they occur.

Unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive income on the consolidated balance sheet. Realized gains or losses on available-for-sale and trading securities and declines in value judged to be other than temporary on available-for-sale securities are determined on the basis of specific identification and included in other expense.

For the years ended December 31, 2008, 2007 and 2006, net change in unrealized (loss) gains of approximately ($102,000), $22,000, $25,000, on available-for-sale securities, respectively, were included in accumulated other comprehensive income. In 2008, net change in unrealized losses and foreign currency translation on foreign-denominated available-for-sale securities of ($60,000) was included in accumulated other comprehensive income.

The Company evaluates its investments for impairment each reporting period in accordance with FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1). FSP FAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value.

For the year ended December 31, 2008, the Company recorded an other-than-temporary impairment (OTTI) charge related to its ARS of $315,000. Refer to notes 2 and 3 to the Consolidated Financial Statements for additional information regarding our OTTI charge. There were no other realized gains or losses for the year ended December 31, 2008 on the Company’s investments. For the years ended December 31, 2007 and 2006, there were no realized gains or losses recorded on the Company’s investments.

Fair Value of Financial Instruments

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS No. 157), effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company deferred adoption of SFAS 157 as it relates to its non financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value accounting under SFAS 159 at the initial recognition of its Put Option recorded in other assets in the Company’s consolidated balance sheet. For more information, refer to notes 2 and 3 of this Form 10-K.

Following is a description of the Company’s valuation methodologies for assets and liabilities measured at fair value.

Where quoted prices are available in an active market, fair value is based upon quoted market prices, and are classified in level 1 of the valuation hierarchy. Level 1 securities include money market funds, U.S. term deposits, corporate equity securities and restricted long-term Italian state bonds. If quoted market price are not available, fair value is based upon observable inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and are classified in level 2 of the valuation hierarchy. Level 2 securities include the Company’s certificate of deposit. When quoted prices and observable inputs are unavailable, fair values are based on internally developed cash flow models and are classified in level 3 of the valuation hierarchy. The internally developed cash flow models primarily use, as inputs, estimates for interest rates and discount rates including yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the assets. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets including assumptions about risk developed based on the best information available in the circumstances. Level 3 securities include ARS and the Company’s Put Option.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturity of these instruments.

Inventories

Inventories consist of raw materials, work in progress and finished goods products. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company periodically reviews the inventory in order to identify obsolete items. If obsolete items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized.

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

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income in the statement of stockholders’ equity.

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any period presented.

Research and Development Expenses

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (EITF) Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities” (EITF 07-3). In accordance with EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Research and development expenses are principally incurred for the Company’s clinical trials including cost sharing of Sigma-Tau’s clinical trial in Europe using ZADAXIN as part of a novel triple therapy combination for the treatment of hepatitis C virus (HCV), the phase 2 clinical trials for RP101 and SCV-07, and the Company’s development plans for a phase 3 clinical trial for malignant melanoma. Research and development expenditures are charged to operations as incurred. Cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous institutions that conduct the clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The objective of the accrual policy is to match the recording of expenses to the actual services received and efforts expended. Expenses related to grants to institutions that conduct the clinical trials on the Company’s behalf are accrued based on the level of patient enrollment and activity according to the protocol. Expenses relating to the clinical research organization and other entities managing the trials and laboratory and other direct expenses are recognized in the period they are estimated to be incurred and the services performed. The Company monitors active patient enrollment levels and related activity to the extent possible and adjusts estimates accordingly.

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

Advertising Expenses

The Company expenses advertising costs as incurred and these costs are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2008, 2007 and 2006 were $243,000, $403,000 and $221,000, respectively.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net (loss) income per share computations:

	2008	2007	2006
Numerator:
Net (loss) income	$(8,348,000)	$(9,948,000)	$727,000

Denominator:
Weighted-average shares outstanding used to compute basic net (loss) income per share	46,212,223	46,099,641	45,901,015
Effect of dilutive stock options	—	—	171,012

Weighted-average shares outstanding and dilutive stock options used to compute diluted net (loss) income per share	46,212,223	46,099,641	46,072,027

For the years ended December 31, 2008, 2007 and 2006, approximately 7,968,269, 7,324,688 and 6,903,336 shares, respectively, related to outstanding options were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment” (FAS 123R), for stock-based payment transactions in which the Company receives employee services in exchange for its’ equity instruments. Employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period, which is generally four years. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are the Company’s estimate of the expected volatility of the market price of its stock and the expected term of the award. When establishing an estimate of the expected term of an award, the Company considers the vesting period for the award, recent historical experience of employee stock option exercises (including forfeitures), and the expected volatility. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date, and, as a result, valuation assumptions used to value employee stock-based awards granted in future periods may change as compared to the assumptions used in the current period.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost.

Refer also to note 14, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements for further information regarding stock-based compensation.

Comprehensive Income

Comprehensive income is comprised of net (loss) income and other comprehensive income (loss). The following table summarizes the components of accumulated other comprehensive income:

	December 31,
	2008	2007	2006
Net unrealized (losses)/gains on available-for-sale securities	$(2,000)	$100,000	$78,000
Net unrealized loss and foreign currency translation adjustment on foreign-denominated available-for-sale securities	(60,000)	—	—
Cumulative foreign currency translation adjustment	65,000	(18,000)	—

Accumulated other comprehensive income	$3,000	$82,000	$78,000

Segment Information

The Company operates in one segment (see note 18).

Concentration of Credit Risk

The People’s Republic of China uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the years ended December 31, 2008 and 2007, sales to three importing agents in China accounted for 94% and 92%, respectively, of the Company’s product sales. For the year ended December 31, 2006, sales to four importing agents in China accounted for 92% of the Company’s product sales. In 2008, the two largest customers accounted for 68% and 22% of sales, respectively. In 2007, the two largest customers accounted for 63% and 21% of sales, respectively. In 2006, the two largest customers accounted for 66% and 15% of sales, respectively. No other customer accounted for more than 10% of sales in 2006, 2007 or 2008. As of December 31, 2008, approximately $11,420,000, or 96% of the Company’s accounts receivable were attributable to two importing agents in China. The Company performs on-going credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company maintains reserves for credit losses, and such losses have been within management’s expectation. The Company recognizes reserves for bad debts ranging from 25% to 100% based on the length of time the receivables are past contractual payment due dates and the Company’s collection experience.

Recent Accounting Pronouncements

In December 2007, the FASB released Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF 07-1), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years beginning after December 15, 2008. The adoption of EITF 07-1 is not expected to have a material impact on the Company’s results of operations and financial position.

Note 2 — Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, available-for-sale and trading securities:

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,277,000	$—	$—	$9,277,000
Money market funds	1,969,000	—	—	1,969,000
U.S. term deposits	16,427,000	—	—	16,427,000

Total cash and cash equivalents	$27,673,000	$—	$—	$27,673,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$120,000	$—	$—	$120,000
Restricted long-term Italian state bonds maturing in 2013	448,000	—	(60,000)	388,000
Corporate equity securities	51,000	—	(2,000)	49,000

Total available-for-sale investments	$619,000	$—	$(62,000)	$557,000

Long-term trading security investments:
Long-term auction rate securities maturing after 20 years	$1,485,000	$—	$—	$1,485,000

Total long-term trading security investments	$1,485,000	$—	$—	$1,485,000

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,814,000	$—	$—	$10,814,000
Money market funds	1,574,000	—	—	1,574,000
U.S. term deposits	19,429,000	—	—	19,429,000

Total cash and cash equivalents	$31,817,000	$—	$—	$31,817,000

Available-for-sale short-term investments:
Certificates of deposit maturing within 1 year	$488,000	$—	$—	$488,000
Short-term auction rate securities	2,825,000	—	—	2,825,000
Corporate equity securities	51,000	100,000	—	151,000

Total available-for-sale short-term investments	$3,364,000	$100,000	$—	$3,464,000

As of December 31, 2008, available-for-sale securities included $69,000 in restricted short-term investment, $100,000 in other short-term investments and $388,000 in restricted long-term investments. As of December 31, 2007, there was $72,000 in restricted short-term investment and $3,392,000 in other short-term investments held in available-for-sale securities. The Company believes the unrealized losses on its available-for-sale investments are temporary and attributable to recent economic slowdown. The Company intends to hold the investments until recovery.

As of December 31, 2008, the Company held $1,800,000, at cost, of ARS as trading securities that were reclassified from available-for-sale securities during the year ended December 31, 2008. The ARS are investments with contractual maturities generally between 0 and 34 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. All of the Company’s ARS are rated by one or more of the major independent rating agencies as either AAA or Aaa.

Historically, the Company’s ARS were highly liquid, using a “Dutch” auction process that reset the applicable interest rate at predetermined intervals, typically every 30 days, which in turn provided liquidity at par value. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of the Company’s ARS failed beginning in February 2008 when sell orders exceeded buy orders. As of December 31, 2008, there continues to be no auction market for the Company’s ARS. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn interest on its ARS. Because of the failure of auctions, the Company will not be able to liquidate its ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. Based on this, the Company classified the ARS as long-term assets on its consolidated balance sheet as of December 31, 2008.

In November 2008, the Company accepted an Auction Rate Securities Rights Offer (Rights Offer) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company received the right to require UBS AG to purchase at par value of $1,800,000 the Company’s ARS beginning in 2010 (the Rights). The Rights are non-transferable. Upon acceptance, the Company granted UBS AG the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible ARS on the Company’s behalf-without prior notification to the Company from UBS AG, as long as the Company receives a payment at par upon any sale or disposition. The Company expects to sell its ARS under the Rights. However, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the Company’s ARS.

The enforceability of the Rights results in the creation of an asset akin to a Put Option (the Company has the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS.

The Company has recorded the Put Option at its fair value of $285,000 in other assets in the accompanying consolidated balance sheet as of December 31, 2008. The Put Option does not meet the definition of a derivative instrument under SFAS 133 because the terms of the Put Option does not provide for net settlement, i.e, the Company must tender the ARS to receive the settlement and the ARS are not readily convertible to cash. The Company elected to apply SFAS 159 upon initial recognition of the Put Option, which permits the Company to measure the Put Option at fair value. The Company’s fair value election was intended to create accounting symmetry with its fair value accounting of the ARS. The Company expects that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS. The Company estimates the fair value of the Put Option based on a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s assumptions about risk, developed based on the best information available in the circumstances. During year ended December 31, 2008, the Company recorded $285,000 of gain in other income related to the fair value of the Put Option.

The ARS were recorded at an estimated fair value of $1,485,000 as of December 31, 2008 based on a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

Upon the Company’s acceptance of the Rights, the Company determined the decrease in fair value of the ARS to be other-than-temporary because the Company no longer has the intent to hold the ARS until recovery. Therefore, the Company recorded an OTTI charge on these investments of $315,000 as of December 31, 2008 to other expense that had previously been included as an unrealized loss in accumulated other comprehensive income as a component of shareholders’ equity. Due to the ARS being classified as trading securities, unrealized gains and losses will be included in earnings in future periods. Although, the Company has recorded a realized loss of $315,000 on the ARS, and a gain of $285,000 related to the Put Option for the year ended December 31, 2008, respectively, the Company expects to receive the ARS par value of $1,800,000 in 2010 related to its Rights Offer.

Note 3 — Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments and other assets) measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at December 31, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Money market funds	$1,969,000	$—	$—	$1,969,000
U.S. term deposits	16,427,000	—	—	16,427,000
Certificates of deposit	—	120,000	—	120,000
Corporate equity securities	49,000	—	—	49,000
Restricted long-term Italian state bonds	388,000	—	—	388,000
Long-term auction rate securities	—	—	1,485,000	1,485,000
Put Option	—	—	285,000	285,000

Total	$18,833,000	$120,000	$1,770,000	$20,723,000

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008:

	Auction Rate Securities	Put Option
Balance at December 31, 2007 reflected as other short-term investments	$2,825,000	$—
Total realized (loss) gain included in net loss	(315,000)	285,000
Sales, net of purchases	(1,025,000)	—

Balance at December 31, 2008	$1,485,000	$285,000

The Company realized an other-than-temporary loss of $315,000 related to the ARS, which is included in other expense (income) in the statement of operations for the year ended December 31, 2008, as it no longer has the intent to hold the ARS until recovery as a result of its acceptance of the Rights. In addition, the Company has classified these investments as long-term on its consolidated balance sheet as of December 31, 2008. The Company realized a gain of $285,000 related to the recording of its Put Option at fair value, which is included in other (expense) income in the statement of operations for the year ended December 31, 2008. The Company had no unrealized losses for the year ended December 31, 2008 relating to those assets for which the Company utilized Level 3 inputs to determine fair value that were still held by the Company at December 31, 2008.

Note 3 — Inventories

Inventories consisted of the following:

	December 31,
	2008	2007
Raw materials	$1,605,000	$1,319,000
Work in progress	1,525,000	259,000
Finished goods	2,926,000	4,001,000

	$6,056,000	$5,579,000

Note 4 — Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	December 31,
	2008	2007
Prepaid insurance	$658,000	$600,000
Prepaid clinical trial expense	625,000	1,265,000
Value added tax receivable	432,000	381,000
Prepaid royalties	—	253,000
Prepaid rent	45,000	42,000
Prepaid interest and dividends	36,000	218,000
Other prepaid expenses	395,000	190,000

	$2,191,000	$2,949,000

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007
Office furniture and fixtures	$528,000	$525,000
Office equipment	860,000	852,000
Leasehold improvements	732,000	534,000

	2,120,000	1,911,000
Less accumulated depreciation	(1,259,000)	(1,137,000)

Net property and equipment	$861,000	$774,000

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $252,000, $178,000, and $157,000, respectively.

Note 6 — Intangible Assets

Intangible assets included the following:

	December 31,
	2008	2007
Intangible product rights	$2,456,000	$2,456,000
Less accumulated amortization	(2,194,000)	(2,124,000)

	$262,000	$332,000

Acquired ZADAXIN product rights are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $70,000 per year and for the years 2009 through 2012 is expected to be $70,000 per year. Based upon the progress in the ZADAXIN clinical trials and the Company’s actual experience of product sales, the Company assessed that the acquired product rights will be useful to the Company through 2012 when the first European patent for the use of ZADAXIN in the treatment of hepatitis C expires. The Company reassesses the useful life of these assets in accordance with current facts and circumstances.

Note 7 — Other Assets

The following is a summary of other assets:

	December 31,
	2008	2007
Put option	$285,000	$—
Prepaid clinical expenses	232,000	232,000
Lease deposits	232,000	191,000
Prepaid royalties	—	655,000
Other assets	144,000	16,000

	$893,000	$1,094,000

Note 8 — Other Accrued Expenses

The following is a summary of other accrued expenses:

	December 31,
	2008	2007
Accrued sales and marketing expenses	$1,228,000	$921,000
Accrued manufacturing costs	657,000	1,117,000
Accrued royalties	266,000	681,000
Accrued taxes	241,000	306,000
Accrued annual reports expense	115,000	100,000
Accrued pre-clinical trial expenses	4,000	112,000
Other	455,000	157,000

	$2,966,000	$3,394,000

Note 9 — Line-of-Credit

In November 2008, the Company and its subsidiaries, SPIL and SPIL China as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank under which the Company may borrow up to $6,000,000 (the “Credit Facility”). The Credit Facility is a line-of-credit that permits borrowing up to $6,000,000 for a term of 36 months, subject to certain sublimits, including $2,500,000 for letters of credit. The Credit Facility is secured by a first priority secured interest in all of the Company’s assets, other than intellectual property, and a credit insurance policy insuring certain foreign account receivable assets. The Company, as the parent of SPIL and SPIL China, is the guarantor of the Credit Facility.

The line of credit bears interest at the bank’s prime rate (4%) plus 1.75% (5.75% at December 31, 2008) on outstanding balances. Subsequent to November 14, 2009, the Company will be subject to an unused line fee and minimum monthly interest. The Company is required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined. The

Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The Company capitalized $177,000 in costs associated with the origination of the facility, which are being amortized to other expense over the term of the loan agreement. The Company also capitalized $126,000 in credit insurance premiums related to the line of credit that are being amortized over the policy period. The line of credit expires in November 2011, and upon termination all amounts borrowed must be repaid in full.

In connection with the line of credit, the Company issued Silicon Valley Bank a five-year warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.86 per share. Accordingly, the Company recorded a cost for the fair value of the warrants issued using the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 2.29%; dividend yield of 0%; volatility factor of 68.40% and expected term of 5 years. The resulting warrant value of $30,000 is being amortized over the term of the line of credit.

As of December 31, 2008, there were no outstanding borrowings under the line of credit, and there was $6,000,000 available for future borrowing.

Note 10 — Related Party Transactions

The Company has licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently the Company’s largest shareholder. Under the agreement with Sigma-Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on ZADAXIN’s use as part of a triple therapy in treating HCV patients. The Company paid Sigma-Tau approximately $2,509,000 through December 31, 2008 of funding support during the course of patient enrollment and trial period. The Company will also pay a $1,500,000 milestone payment upon completion of the final report. Based on the level of activity in this trial, the Company has recorded approximately $322,000, $507,000, and $1,750,000 of research and development expense related to this trial in the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company had accrued clinical trial expenses of $1,442,000 and $1,620,000, respectively, due to Sigma-Tau.

Under its agreement with Sigma-Tau related to the clinical development of ZADAXIN, the Company received $2,685,000 in the first quarter of 2002. This contract revenue was recognized over the estimated time to complete the ZADAXIN U.S. phase 3 HCV clinical trials and deliver the clinical data, the substantive performance requirements under the contact. For the year ended December 31, 2006, the Company recognized the remaining contract revenue of $229,000 related to this agreement.

Note 11 — Other Long-term Liabilities

The following is a summary of long-term liabilities:

	December 31,
	2008	2007
Long-term deferred rent	$768,000	$194,000
Long-term lease deposit	11,000	—
Accrued compensation and employee benefits	—	147,000

	$779,000	$341,000

Long-term deferred rent relates to the Company’s non-cancelable office lease agreements. Refer to note 13 “Commitments and Contingencies” for further information on this matter.

Note 12 — Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109) on January 1, 2007. The implementation of FIN 48 has not impacted the Company’s consolidated financial statements. From January 1, 2007 through December 31, 2008, the Company had no unrecognized tax benefits. The Company’s policy is to recognize accrued interest and penalties for unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2008, 2007, and 2006 there were no interest or penalties included as a component of tax expense for unrecognized tax benefits.

The tax years 1996-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company has not recorded any federal or state income tax expense for the years ended December 31, 2008, 2007, and 2006. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $23,521,000 at December 31, 2008. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

The domestic and foreign components of pre-tax (loss) income for the years ended December 31 are as follows:

	2008	2007	2006
Domestic	$(25,922,000)	$(18,975,000)	$(5,399,000)
Foreign	18,049,000	9,328,000	6,126,000

Pre-tax (loss) income	$(7,873,000)	$(9,647,000)	$727,000

A reconciliation of the statutory federal income tax rate of 34% to the actual tax rate for the years ended December 31 is as follows:

	2008	2007	2006
Tax at federal statutory rate	$(2,677,000)	$(3,280,000)	$247,000
Foreign income tax at different rates	(5,661,000)	(2,870,000)	(2,154,000)
Subpart F inclusion	—	3,041,000	—
Stock based compensation	91,000	94,000	95,000
Net operating losses not benefited	8,416,000	3,162,000	1,641,000
Non deductible expenses	308,000	192,000	171,000
Other	(2,000)	(38,000)	—

Income tax expense	$475,000	$301,000	$—

Significant components of the Company’s deferred tax assets at December 31 are as follows:

	2008	2007
Net operating loss carryforwards	$50,480,000	$42,005,000
Research and development credit carryforwards	9,631,000	8,551,000
Intangible assets	4,822,000	1,661,000
Other	993,000	659,000

Gross deferred tax assets	65,926,000	52,876,000
Valuation allowance	(65,926,000)	(52,876,000)

Total deferred tax assets	$—	$—

The valuation allowance increased by approximately $13,050,000, $811,000, and $3,353,000, in the years ended December 31, 2008, 2007, and 2006, respectively. Deferred tax assets relating to net operating loss carryforwards as of December 31, 2008 and 2007 include approximately $3,056,000 and $3,054,000, respectively, associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity. The Company did not have any deferred tax liabilities at December 31, 2008 or 2007.

At December 31, 2008, the Company has net operating loss carryforwards for federal income tax purposes of approximately $144,102,000 that expire in the years 2009 through 2028. At December 31, 2008, the Company has federal tax credit carryforwards of approximately $8,686,000 that expire in the years 2009 through 2028.

At December 31, 2008, the Company has state net operating loss carryforwards of approximately $20,493,000 available to reduce future taxable income. The carryforwards begin to expire in 2014, if not utilized. In addition, the Company has research and development tax credit carryforwards of approximately $1,432,000 for state tax purposes at December 31, 2008. The tax credit carryforwards will be carried forward indefinitely until utilized.

The provision for income tax of $475,000 and $301,000 for the years ended December 31, 2008 and 2007, respectively, related to the Company’s operations in the People’s Republic of China. The Company’s statutory tax rate in the People’s Republic of China is 18%.

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

Note 13 — Commitments and Contingencies

Leases

In May 2007, the Company entered into a non-cancelable operating lease agreement for its main office facility (the Lease) effective from July 1, 2007 through June 30, 2014. In September 2008, the Company entered into an amendment to the Lease for additional office space (the Expansion Agreement) that expires on June 30, 2014. Both the Lease and Expansion Agreement contain rent escalations of approximately 4% and 6% per year, respectively. The Company is recognizing the rental expense on a straight-line basis over the lease terms. Under the terms of the Lease and the Expansion Agreement, the Company was provided allowances in the amounts of approximately $206,000 and $482,000, respectively, towards the cost of its leasehold improvements and as an incentive to rent, respectively. In accordance with FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases: Time Pattern of the Physical Use of the Property in an Operating Lease, Lease Incentives in an Operating Lease, Applicability of Leveraged Lease Accounting to Existing Assets of the Lessor, Money-Over-Money Lease Transactions, Wrap Lease Transactions”, the Company has recorded these allowances as deferred rent which are being amortized over the lease terms as a reduction of rent expense. The leases require the Company to pay insurance and taxes and its pro-rata share of operating expenses.

As of December 31, 2008, the Company recorded $113,000 and $768,000 in short-term and long-term deferred rent respectively. As of December 31, 2007, the Company recorded $29,000 and $194,000 in short-term and long-term deferred rent, respectively.

The Company also leases various office facilities abroad and equipment under non-cancelable lease agreements and subleases certain real property to a third party. Rent expense for the years ended December 31, 2008, 2007, and 2006 was $1,095,000, $1,408,000 and $1,625,000, respectively. Future minimum lease payments and sublease rental income under facility and equipment operating lease agreements as of December 31, 2008, were as follows:

Year ended:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2009	$1,367,000	$125,000	$1,242,000
2010	1,333,000	121,000	1,212,000
2011	1,379,000	—	1,379,000
2012	1,373,000	—	1,373,000
2013	1,432,000	—	1,432,000
Thereafter	744,000	—	744,000

	$7,628,000	$246,000	$7,382,000

Purchase Obligations

At December 31, 2008, the Company was obligated to pay research and development fees in the amount of $1,500,000 to Sigma-Tau upon completion of an HCV clinical trial in Europe which amount is expected to be paid in 2009.

License and Royalty Obligations

In April 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH (RESprotect), the Company may be required to pay post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales. The Company has entered into an agreement with Pharmaceuticals Research Associates, Inc. (PRA) for clinical trials management services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101 for the treatment of pancreatic cancer. The estimated cost of PRA’s management services and pass-through costs is $8,500,000 and $4,000,000, respectively, of which $6,728,000 had been paid to PRA by the Company and another $54,000 was due and payable as of December 31, 2008. The Company has also entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, the Company and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. The Company’s share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which €1,228,000 ($1,878,000) was paid by the Company to RESprotect through December 31, 2008, leaving a balance of approximately €220,000 ($307,000 based upon December 31, 2008 conversion rates).

In October 2008, the Company and Wayne State University (WSU) amended the terms of a license agreement (the License Agreement) entered into in 1994, as amended in 2003, and to resolve questions with regard to royalties owed for prior periods. The License Agreement allows the Company to maintain an exclusive license to certain WSU patents regarding the use of thymosin alpha 1 in the treatment of hepatitis B and hepatitis C. The Company is obligated to pay WSU a royalty, subject to certain minimum amounts, on a percentage of ZADAXIN net sales revenue for the treatment of hepatitis B and hepatitis C in certain countries including the United States, the European Union and Japan, but not including China. As a result of the amended License Agreement, the Company paid WSU royalties of $150,000 in November 2008. In addition, certain minimum royalty payments following sales of ZADAXIN in certain territories have been reset to zero until such time as the Company achieves major market approval of ZADAXIN in the U.S, Japan, or Europe, and the Company has reduced prepaid royalties to their estimated realizable amount in its balance sheet as of December 31, 2008. The impact to the Company’s consolidated statement of operations was not significant. The parties also agreed in the amended License Agreement that no other amounts were owed by either party for past periods.

Under the Patent License Agreement dated August 28, 1997 with the Fitzsimons Army Medical Center of the U.S. Army (the “U.S. Army”) relating to ZADAXIN, the Company is obligated to pay the U.S. Army a minimum annual royalty of $20,000 per year until the Company makes a commercial sale of ZADAXIN for the treatment of chronic hepatitis C after which the Company is obligated to make payments equal to 1 1/2% of net sales in certain countries including the U.S., the European Union, Mexico, Russia and Japan, but not including China, in which a licensed patent has been issued to the U.S. Army and remains in force, subject to a minimum annual royalty of $50,000. For years 2007 and 2006, the Company paid the minimum annual royalty of $20,000 per year to the U.S. Army. As a result of a commercial sale of ZADAXIN in Russia in 2008, the Company will make a payment for 2008 of royalties based on 1 1/2% of net sales in the countries in which a patent has been issued and remains in force subject to a minimum of $50,000 per year. The Company had accrued royalties of $264,000 recorded in other accrued expenses on its consolidated balance sheet as of December 31, 2008 to reflect amounts due to the U.S. Army related to this agreement.

Severance Obligation

On April 4, 2008, the Company’s former Executive Vice President and Chief Financial Officer resigned from the Company and his resignation became effective April 30, 2008. In connection with this resignation, the Company entered into an agreement under which the former Executive Vice President and Chief Financial Officer is available to consult with the Company on a limited capacity until April 30, 2009. He has retained the right to exercise any vested options during this one-year consulting period and is entitled to payments in the aggregate amount of $345,000, payable over approximately a one-year period, in addition to payments of salary and bonus deemed earned through the date of termination of employment. As of December 31, 2008, $106,000 remains in accrued compensation and employee benefits included in the Company’s consolidated balance sheet related to this agreement.

Note 14 — Stockholders’ Equity

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

The 1992 Stock Plan (the “1992 Plan”) had reserved 240,000 shares for issuance thereunder. The 1992 Plan permits the award of incentive or nonqualified stock options that must be exercised in cash.

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

In June 1995, the Board of Directors and the stockholders of the Company approved the 1995 Nonemployee Director Stock Option Plan (the Nonemployee Director Plan) and reserved 250,000 shares for issuance thereunder. In June 2000 and June 2002 the Board of Directors and stockholders of the Company approved an increase of 250,000 in the shares reserved for issuance under the Nonemployee Director Plan. In May 2004, the Board of Directors and stockholders of the Company approved the 2004 Outside Directors Stock Option Plan and reserved 465,000 shares for issuance thereunder and the Nonemployee Director Stock Option Plan was canceled. The 2004 Outside Directors Stock Option Plan automatically grants nonqualified stock options to nonemployee directors upon their appointment or first election to the Company’s Board of Directors (Initial Grant) and annually upon their reelection to the Board of Directors at the Company’s Annual Meeting of Stockholders (Annual Grant). The options are granted at fair market value on the date of grant and expire ten years from the date of grant. Initial Grants become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, and Annual Grants become exercisable in twelve equal monthly installments from the date of grant, subject in each case to the Outside Director’s continuous service on the Company’s Board of Directors. In June 2005 and 2007, the Board of Directors and stockholders of the Company approved an increase in the maximum number of shares issuable under the 2004 Outside Directors Stock Option Plan by 550,000 and 750,000 shares, respectively, to a total of 1,765,000 shares.

The Company has entered into change of control agreements with certain employees that provide for accelerated vesting of their options should a change in control occur.

The following table summarizes the stock option activity under the 1991, 1992, 1995 and 2005 Stock Option Plans, the Nonemployee Director Plan and the 2004 Outside Director Stock Option Plan:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	3,636,500	6,527,126	$4.69
Options cancelled	1,212,991	(1,212,991)	$3.80
Options granted	(2,176,000)	2,176,000	$2.42
Options exercised	—	(101,375)	$2.18
Plan shares expired	(337,241)	—	—

Balance at December 31, 2006	2,336,250	7,388,760	$4.20
2005 Plan shares reserved	3,000,000	—	—
2004 Outside Directors Plan shares	750,000	—	—
Options cancelled	1,343,542	(1,343,542)	$5.06
Options granted	(1,258,000)	1,258,000	$2.65
Options exercised	—	(120,313)	$2.01
Plan shares expired	(928,876)	—	—

Balance at December 31, 2007	5,242,916	7,182,905	$3.81
Options cancelled	690,273	(690,273)	$3.87
Options granted	(1,948,500)	1,948,500	$1.72
Options exercised	—	(98,000)	$1.49
Plan shares expired	(382,002)	—

Balance at December 31, 2008	3,602,687	8,343,132	$3.34	6.24	$—

Vested and expected to vest after December 31, 2008		7,610,294	$3.46	6.02	$—

Exercisable at December 31, 2008		5,005,134	$4.17	4.80	$—

The aggregate intrinsic value in the table above represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options at time of exercise was $59,000, $114,000, and $112,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Cash received from stock option exercises was $146,000, $241,000, and $221,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.92 – $1.77	721,492	6.94	$1.47	238,430	$1.57
$1.81 – $1.81	1,213,000	9.21	1.81	0	—
$1.82 – $2.34	840,145	7.27	2.26	485,816	2.32
$2.45 – $2.48	196,000	7.52	2.46	186,542	2.46
$2.49 – $2.49	1,000,000	7.42	2.49	200,000	2.49
$2.61 – $2.69	959,958	8.11	2.67	531,602	2.66
$2.72 – $3.40	914,917	5.93	3.26	879,291	3.26
$3.68 – $4.55	880,820	2.10	3.93	877,070	3.93
$4.70 – $5.83	1,171,500	4.12	5.37	1,161,083	5.38
$6.87 – $12.50	445,300	2.13	9.98	445,300	9.98

	8,343,132	6.24	3.34	5,005,134	4.17

Stock-Based Compensation

The Company granted to its Vice President of Business Development a performance-based option to purchase 50,000 shares of the Company’s common stock at an exercise price per share of $1.73, equal to the closing price of a share of the Company’s common stock on August 11, 2008. This option will fully vest upon the employee meeting a performance goal on or before December 31, 2009. If the performance goal is met, the option has a ten year term measured from the date of grant. If the performance goal is not met on or before December 31, 2009, the option expires in its entirety. The grant date fair value per share of the award is $0.99 and has been calculated using the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 3.066%; dividend yield of 0%; volatility factor of 67.14% and expected term of 4.83 years. Since the date of grant and through December 31, 2008, the Company has not recorded stock-based compensation expense related to this award. The Company will only recognize such expense in the event that the Company determines that it is probable that the performance goal will be achieved.

The Company granted to its Senior Vice President, Finance and Chief Financial Officer a performance-based option to purchase 75,000 shares of the Company’s common stock at an exercise price per share of $0.95, equal to the closing price of a share of the Company’s common stock on December 16, 2008. This option will fully vest upon the employee meeting a performance goal on or before December 31, 2010. If the performance goal is met, the option has a ten year term measured from the date of grant. If the performance goal is not met on or before December 31, 2010, the option expires in its entirety. The grant date fair value per share of the award is $0.55 and has been calculated using the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 2.121%; dividend yield of 0%; volatility factor of 69.06% and expected term of 4.83 years. Since the date of grant and through December 31, 2008, the Company has not recorded stock-based compensation expense related to this award. The Company will only recognize such expense in the event that the Company determines that it is probable that the performance goal will be achieved.

The fair value of each non performance-based and non target stock-price based option granted under our Plans is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach with the weighted average assumptions:

Stock Option Plan	2008	2007	2006
Risk-free interest rate	2.76%	4.64%	4.73%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of our common stock	66.57%	70.01%	73.13%
Weighted-average expected life of option (years)	4.83	4.64	3.86

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

The total compensation cost capitalized in inventory was approximately $49,000, $85,000 and $108,000, respectively, for the years ended December 31, 2008, 2007, and 2006.

The weighted-average fair value of stock options granted for the years ended December 31, 2008, 2007 and 2006 was $0.98, $1.58 and $1.37, respectively. The estimated fair value of shares vested for the years ended December 31, 2008, 2007, and 2006 was $1,639,000, $1,916,000, and $2,674,000, respectively. As of December 31, 2008, unamortized compensation expense related to unvested options was approximately $2,768,000. The weighted average period over which compensation expense related to these options will be recognized is 3.66 years.

Employee Stock Purchase Plan

In July 1996, the Board of Directors and stockholders of the Company approved the 1996 Employee Stock Purchase Plan (the “ESPP”) and reserved 500,000 shares for issuance thereunder. In June 2003, the Board of Directors and stockholders of the Company approved an increase of 500,000 in the shares reserved for issuance under the 1996 Employee Stock Purchase Plan. All full-time employees are eligible to participate in the ESPP. Under the terms of the ESPP, employees could choose to have up to 15% of their salary withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the lower of the fair market value as of the first and last trading day of each quarterly participation period. In January 2006, the Board of Directors amended the ESPP to provide that, for each Offering Period commencing after January 31, 2006, the purchase price of the stock shall be equal to 95% of the fair market value of a share of the Company’s Common Stock on the Purchase Date (or such other amount as may be established by the Board). Accordingly, no fair value calculation was performed for purchases subsequent to January 31, 2006 because the amended plan is non-compensatory under FAS 123R. Under the ESPP, the Company sold 22,454 shares to employees in 2006. No shares were sold under the ESPP by the Company in 2008 or 2007.

The fair value of each ESPP stock award in 2006 was estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions: risk-free interest rate of 3.17%; dividend yield of 0; volatility factor of 60.59%, and weighted-average expected life of 0.75 years. The weighted-average fair value of employee stock purchase plan purchases was $0.84 for the year ended December 31, 2006.

Reserved Shares

As of December 31, 2008, the Company had reserved shares of common stock for future issuance as follows:

Options outstanding	8,343,132
Shares available for grant	3,602,687
ESPP	282,519

12,228,338

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

Note 15 — CEO Agreements

On June 2, 2006, Dr. Friedhelm Blobel became the Company’s President and CEO and joined the Board of Directors. Under the terms of Dr. Blobel’s employment agreement, the Board of Directors is obligated to consider an award to Dr. Blobel of a special cash bonus of up to $300,000 to be paid in 2009, based on his achievement of the previously agreed upon performance targets over the years 2006-2008. The Company estimated the probable amount of this long-term incentive bonus on a quarterly basis in order to accrue the bonus over the related performance period. As of December 31, 2008, the Company had accrued approximately $270,000 relating to the special cash bonus. All expenses related to the agreement with Dr. Blobel were recorded to general and administrative expenses.

The employment agreement with Dr. Blobel also includes two option awards. The first option award is to purchase 400,000 shares of the Company’s common stock at an exercise price per share equal to $2.49, the closing price on The NASDAQ Stock Market of a share of the Company’s common stock on June 2, 2006. The option has a term of ten years and will vest in annual installments on each of the first four anniversaries of June 2, 2006. The Company is recognizing compensation cost for these options based on the grant-date fair value estimated in accordance with the provision of FAS 123R. The Company is amortizing the compensation cost over the vesting period, which is four years, using the straight line attribution method.

The second option award granted to Dr. Blobel is to purchase 600,000 shares of the Company’s common stock at an exercise price per share of $2.49, equal to the closing price on The NASDAQ Stock Market of a share of the Company’s common stock on June 2, 2006. This option has a term of 10 years and shares of such option will vest upon the Company’s common stock trading after June 2, 2006 for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on The NASDAQ Stock Market, of (a) $4.50 on or before June 2, 2009 for 100,000 shares, (b) $6.00 on or before June 2, 2010 for 100,000 shares, (c) $8.00 on or before June 2, 2011 for 100,000 shares, (d) $10.00 on or before June 2, 2012 for 100,000 shares, (e) $12.00 on or before June 2, 2013 for 100,000 shares, and (f) $14.00 on or before June 2, 2014 for 100,000 shares, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure. The Monte Carlo simulation option pricing model was used to calculate the grant date fair value per share of $1.70 related to each of the six vesting portions of this award with the assumptions of a risk-free interest rate of 5.102%, a dividend yield of 0%, a volatility factor of 94%, and an expected life of 10 years.

On March 18, 2008, the Company granted to Dr. Blobel an option to purchase an additional 300,000 shares of the Company’s common stock at an exercise price per share of $1.81, equal to the closing price of a share of the Company’s common stock on March 18, 2008. This option has a term of 10 years and will vest upon the Company’s common stock trading after March 18, 2008 for at lease 30 consecutive calendar days at or greater than a target closing stock price as reported on the NASDAQ stock market, of (a) $4.50 on or before June 2, 2009 for 50,000 shares, (b) $6.00 on or before June 2, 2010 for 50,000 shares, (c) $8.00 on or before June 2, 2011 for 50,000 shares, (d) $10.00 on or before June 2, 2012 for 50,000 shares, (e) $12.00 on or before June 2, 2013 for 50,000 shares, and (f) $14.00 on or before June 2, 2014 for 50,000 shares, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure. The Monte Carlo simulation option pricing model was used to calculate the grant date fair value per share of $0.88 related to each of the six vesting portions of this award with the assumptions of a risk-free interest rate of 3.875%, a dividend yield of 0%, a volatility factor of 89.14%, and an expected life of 10 years.

The grants that vest based on achieving at or greater than the target closing stock prices are considered awards with market and service conditions. The compensation expense is recognized for an option with market conditions as long as service requirements are met, even if the market conditions are not reached. Because the probability of satisfying the market conditions had to be considered in the estimate of grant-date fair value for these awards, the Monte Carlo simulation option pricing model was used to calculate the grant date fair value per share related to each of the six vesting portions of the awards. The related compensation costs are being expensed over the service periods for each of the six vesting portions of the awards.

For the years ended December 31, 2008, 2007, and 2006, the Company recorded $338,000, $448,000 and $265,000, respectively, of compensation expense related to these awards.

Note 16 — 401k Plan

The Company has a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions, up to 15% of an employee’s salary. Company contributions, which can be terminated at the Company’s discretion, were approximately $233,000, $202,000, and $200,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 17 — Other Income

On April 3, 2006, the Company announced the resolution of its dispute with Schering Plough KK (SPKK) concerning clinical trials conducted in Japan with ZADAXIN. Under the terms of the settlement, SPKK paid SciClone $8,000,000 on April 18, 2006 which was recorded as other income for the year ended December 31, 2006.

Note 18 — Significant Geographic Information

The Company operates in one business segment: the development and commercialization of novel therapeutics to treat chronic and life threatening diseases. Through December 31, 2008, all of the Company’s product revenues were generated from the sale of ZADAXIN.

The President and CEO has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information at a level below that of the business segment.

The Company’s domestic operations primarily consist of product development. The Company’s wholly owned international subsidiary, SciClone Pharmaceuticals International Ltd., is engaged in sales and marketing and product distribution worldwide.

Information regarding geographic areas is as follows:

	Product Sales Revenue for the Year Ended December 31,	Contract Revenue for the Year Ended December 31,	Long Lived Assets December 31,
2008
U.S.	$—	$—	$1,549,000
China	50,724,000	—	366,000
Rest of world	3,384,000	5,000	101,000

Total	$54,108,000	$5,000	$2,016,000

2007
U.S	$—	$—	$1,798,000
China	34,240,000	—	223,000
Rest of world	2,798,000	20,000	179,000

Total	$37,038,000	$20,000	$2,200,000

2006
U.S.	$—	$—	$1,193,000
China	29,722,000	—	233,000
Rest of world	2,711,000	229,000	197,000

Total	$32,433,000	$229,000	$1,623,000

Two customers accounted for 10% or more of total revenue (68% and 22%) for an aggregate of 90% of total revenue for the year ended December 31, 2008. Two customers accounted for 10% or more of total revenues (63% and 21%) for an aggregate of 84% of total revenues for the year ended December 31, 2007. Two customers accounted for 10% or more of total revenues (66% and 15%) for an aggregate of 81% of total revenues for the year ended December 31, 2006. No other customer accounted for more than 10% of total revenues during these years.

Note 19 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
2008
Product sales	$10,634,000		$13,834,000		$14,328,000		$15,312,000
Contract revenue	—		—		—		5,000
Cost of product sales	1,967,000		2,511,000		2,286,000		3,063,000
Gross margin	8,667,000		11,323,000		12,042,000		12,254,000
Net (loss) income	(5,659,000	)(2)	(319,000)		773,000		(3,143,000	)(3)
Basic and diluted net loss per share	$(0.12)		$(0.01)		$0.02		$(0.07)
2007
Product sales	$8,644,000		$8,955,000		$9,421,000		$10,018,000
Contract revenue	—		—		20,000		—
Cost of product sales	1,628,000		1,687,000		1,663,000		1,757,000
Gross margin	7,016,000		7,268,000		7,778,000		8,261,000
Net loss	(624,000)		(2,657,000	)(1)	(3,055,000	)(2)	(3,612,000	)(2)
Basic and diluted net loss per share	$(0.01)		$(0.06)		$(0.07)		$(0.08)

(1)	During the three months ended June 30, 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commericalize RP101, a clinical-stage compound for the treatment of cancer, and expensed approximately $2,200,000 of acquisition and legal costs related to the acquisition.

(2)	During the three months ended September 30, 2007, December 31, 2007, and March 31, 2008, research and development expenses increased as a result of the Company’s phase 2 trial for RP101 and the proposed phase 3 trial for melanoma.

(3)	During the three months ended December 31, 2008, operating expenses increased primarily related to the Company’s phase 2 trial for RP101, the purchase and manufacture of drugs for use in the Company’s clinical trials, and due to an increase in legal and professional fees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, has been made known to them in a timely fashion. Based on this evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 because of the material weakness discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company did not maintain effective internal control over financial reporting as of December 31, 2008. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following control deficiency that constitutes a material weakness in our internal control over financial reporting as of December 31, 2008.

As of December 31, 2008, we failed to expense approximately $540,000 in research and development costs related to changes in the scope of activities performed by our clinical research organization during 2008 with respect to our RP101 clinical trial. We therefore made certain adjustments to our research and development expenses for the year ended December 31, 2008 and prepaid and other current asset balances as of December 31, 2008. This control failure was discovered prior to both the public announcement of our earnings and the completion of the audit of our financial statements by Ernst & Young LLP for the fiscal year ended December 31, 2008.

We determined that as of December 31, 2008, we did not have sufficient controls and procedures in place such that there was a reasonable possibility that a material misstatement would be prevented or detected in the consolidated financials statements related to research and development expenses, and prepaid and other current assets in connection with clinical trials. Accordingly, we determined that our controls were not designed or operating effectively to ensure the completeness and accuracy of research and developments expenses and prepaid and other current assets related to the RP101 clinical trial.

As a result of the identified material weakness, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of December 31, 2008 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report, which report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited SciClone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SciClone Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment, management has identified a material weakness in controls related to its process for estimating clinical trial expenses. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 13, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SciClone Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California

March 13, 2009

Changes in Internal Controls

In December 2008, we hired a new Chief Financial Officer and Senior Vice President, Finance who has led a review of process improvements to our system of internal controls. As a result, subsequent to December 31, 2008, we have significantly strengthened our disclosure controls and procedures and internal control over financial reporting and to remediate the deficiencies that gave rise to the material weakness. Specifically, we are in the process of implementing the following internal control improvements in the first quarter of 2009.

•	Changes in scope activities related to clinical trials are required to be formally documented and executed through change orders processed on a timely basis.

•

The finance department will review all material clinical contracts (including amendments) and evaluate the underlying clinical expense estimations against the financial terms of the contract on a quarterly basis.

•

A finance-department representative will meet with a representative of our clinical development department to validate the completeness of the agreements, including informal or “in process” agreements.

•	A communication or “confirmation” with the Clinical Research Organizations will occur quarterly regarding work performed.

Although management has made changes to strengthen this area of accounting for research and development expenses and prepaid and other current assets related to its clinical trials, management has not had an opportunity to test whether this material weakness has been remediated.

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

Item 9B.	Other Information

Not applicable

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.	Directors, Executive Officers, and Corporate Governance

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, the Company maintained seven compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. These consist of the 1991 Stock Plan, the 1992 Stock Plan, the 1995 Equity Incentive Plan, the 1995 Nonemployee Director Stock Option Plan, the 1996 Employee Stock Purchase Plan, the 2004 Outside Directors Stock Option Plan and the 2005 Equity Incentive Plan, which plans have all been approved by the Company’s stockholders. The Company does not currently maintain any compensation plans that have not been approved by the Company’s stockholders.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2008:

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
1991 Stock Plan	95,700	$7.13	—
1992 Stock Plan	32,000	10.75	—
1995 Equity Incentive Plan	1,997,412	5.14	—
1995 Nonemployee Director Stock Option Plan	290,000	6.77	—
1996 Employee Stock Purchase Plan	—	—	282,519	(1)
2004 Outside Directors Stock Option Plan	845,000	2.99	920,000
2005 Equity Incentive Plan	5,083,020	2.38	2,682,687

Total	8,343,132	$3.34	3,885,206

(1)	1996 Employee Stock Purchase Plan is a voluntary plan open to all employees. This plan allows employees to elect payroll deductions that are used to purchase SciClone’s common stock directly from the Company.

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

Item 15 (a).    The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8, Part II on pages 51-80 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008.

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2008.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

The following schedule required to be filed by Item 8 of this form and Item 15(d) is contained on page 89 of this Report:

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2008.

All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Refer to Item 15(b) below.

Item 15 (b).    Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(18)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(1)	Bylaws.

Exhibit Number	Description
4.9(17)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(3)**	Registrant’s 1991 Stock Plan, together with forms of agreements thereunder.

10.2(2)**	Registrant’s 1992 Stock Plan, together with forms of agreements thereunder.

10.3(4)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.4(4)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.5(9)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended.

10.6(15)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(15)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.18(9)**	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

10.19(10)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.22(5)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.23(6)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.24(8)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

10.25(12)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.26(12)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.27(7)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.28(7)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.30(8)*	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica Ld.A. and Aptafin S.p.A. dated as of January 21, 2003.

10.31(11)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

Exhibit Number	Description
10.39(13)**	Amendment to Offer Letter dated as of February 24, 2006 by and between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid including offer letter dated May 21, 2001 between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid as Exhibit A thereto.

10.41(14)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.42(14)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.48(15)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.47(16)	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., and Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.49(15)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.50(19)	Consulting and Resignation Agreement and General Release of All Claims between SciClone Pharmaceuticals, Inc. and Richard Waldron, executed April 4, 2008.

10.51(19)	Description of 2008 Executive Incentive Plan.

10.52(20)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.

10.53(22)*	Loan and Security Agreement by and among SciClone Phamaceuticals International Ltd., SciClone Pharmaceuticals International China Holding Ltd., and Silicon Valley Bank, dated as of November 14, 2008.

10.54(21)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Gary Titus, dated as of November 21, 2008 and effective as of December 8, 2008.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(22)	Subsidiaries of Registrant.

23.1(22)	Consent of Independent Registered Public Accounting Firm.

24.1(22)	Powers of Attorney. See page 88.

31.1(22)	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2(22)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(22)	Section 1350 Certification of Principal Executive Officer.

32.2(22)	Section 1350 Certification of Principal Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 20, 2000.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007 filed on October 3, 2007.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 8, 2008.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 1, 2008.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2008.

(22)	Filed herewith.

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
Friedhelm Blobel, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Friedhelm Blobel, Ph.D. and Gary Titus, and each of them, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, to be done in connection therewith, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRIEDHELM BLOBEL, PH.D. (Friedhelm Blobel, Ph.D.)	President and Chief Executive Officer, Director (Principal Executive Officer)	March 13, 2009

/S/ GARY S. TITUS (Gary S. Titus)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/S/ IVAN B. HUI (Ivan B. Hui)	Assistant Vice President, Finance (Principal Accounting Officer)	March 13, 2009

(John D. Baxter, M.D.)	Director

/S/ RICHARD J. HAWKINS (Richard J. Hawkins)	Director	March 13, 2009

/S/ ROLF H. HENEL (Rolf H. Henel)	Director	March 13, 2009

/S/ JON S. SAXE (Jon S. Saxe)	Director	March 13, 2009

/S/ IRA D. LAWRENCE, M.D. (Ira D. Lawrence. M.D.)	Director	March 13, 2009

/S/ DEAN S. WOODMAN (Dean S. Woodman)	Chairman of Board of Directors	March 13, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

SCICLONE PHARMACEUTICALS, INC.

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions for Amounts Recovered	Deductions for Amounts Written Off	Balance at End of Period
Accounts Receivable Allowances for Uncollectible Accounts:
Year Ended December 31, 2008	$15,000	$—	$(15,000)	$—	$—
Year Ended December 31, 2007	$50,000	$—	$(35,000)	$—	$15,000
Year Ended December 31, 2006	$82,000	$6,000	$(38,000)	$—	$50,000

INDEX TO EXHIBITS

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(18)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(1)	Bylaws.

4.9(17)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(3)**	Registrant’s 1991 Stock Plan, together with forms of agreements thereunder.

10.2(2)**	Registrant’s 1992 Stock Plan, together with forms of agreements thereunder.

10.3(4)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.4(4)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.5(9)**	Registrant’s 1996 Employee Stock Purchase Plan, as amended.

10.6(15)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.7(15)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.18(9)**	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

10.19(10)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.22(5)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.23(6)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.24(8)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

10.25(12)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.26(12)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.27(7)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

Exhibit Number	Description
10.28(7)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.30(8)*	Common Stock Purchase Agreement between the Company and each of Defiante Farmaceutica Ld.A. and Aptafin S.p.A. dated as of January 21, 2003.

10.31(11)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.39(13)**	Amendment to Offer Letter dated as of February 24, 2006 by and between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid including offer letter dated May 21, 2001 between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid as Exhibit A thereto.

10.41(14)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.42(14)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.48(15)*	Amended and Restated License Agreement between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.47(16)	Assignment and Purchase Agreement among Avantogen Limited, Avantogen Oncology, Inc., and Resistys, Inc. and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.49(15)*	Supply Agreement for Licensed Product between RESprotect GmbH and SciClone Pharmaceuticals, Inc., dated as of April 25, 2007.

10.50(19)	Consulting and Resignation Agreement and General Release of All Claims between SciClone Pharmaceuticals, Inc. and Richard Waldron, executed April 4, 2008.

10.51(19)	Description of 2008 Executive Incentive Plan.

10.52(20)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.

10.53(22)*	Loan and Security Agreement by and among SciClone Phamaceuticals International Ltd., SciClone Pharmaceuticals International China Holding Ltd., and Silicon Valley Bank, dated as of November 14, 2008.

10.54(21)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Gary Titus, dated as of November 21, 2008 and effective as of December 8, 2008.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(22)	Subsidiaries of Registrant.

23.1(22)	Consent of Independent Registered Public Accounting Firm.

24.1(22)	Powers of Attorney. See page 88.

31.1(22)	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2(22)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(22)	Section 1350 Certification of Principal Executive Officer.

32.2(22)	Section 1350 Certification of Principal Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-l (No. 33-45446), declared effective by the Commission on March 17, 1992.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-66832) filed with the Commission on August 3, 1993.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 20, 2000.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007 filed on October 3, 2007.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 8, 2008.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 1, 2008.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2008.

(22)	Filed herewith.