Form 10-K/A
period 2008-12-31
SCICLONE PHARMACEUTICALS INC
filed 2009-04-27
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2008 as originally filed with the Securities and Exchange Commission on March 13, 2009 (the “Original Filing”) solely to add the stock performance graph required pursuant to Part II, Item 5 of Form 10-K. The Amendment does not otherwise amend, modify or update the Original Filing in any respect. The Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following line graph compares the annual percentage change in (i) the cumulative total stockholder return on the Company’s Common Stock since December 31, 2003, with (ii) the cumulative total return on (a) The NASDAQ Composite Index and (b) the NASDAQ Biotechnology Index. The comparison assumes (i) an investment of $100 on December 31, 2003 in each of the foregoing indices and (ii) reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15 (b).    Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

By:	/S/ FRIEDHELM BLOBEL, PH.D.
Friedhelm Blobel, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRIEDHELM BLOBEL, PH.D. Friedhelm Blobel, Ph.D.	President and Chief Executive Officer, Director (Principal Executive Officer)	April 27, 2009

/S/ GARY S. TITUS Gary S. Titus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Executive Officer)	April 27, 2009

/S/ JOHN D. BAXTER, M.D.* John D. Baxter, M.D.	Director	April 27, 2009

/S/ ROBERTO CAMERINI, M.D. Roberto Camerini, M.D.	Director	April 27, 2009

/S/ RICHARD J. HAWKINS* Richard J. Hawkins	Director	April 27, 2009

/S/ ROLF H. HENEL* Rolf H. Henel	Director	April 27, 2009

/S/ TREVOR M. JONES, PH.D. Trevor M. Jones, Ph.D.	Director	April 27, 2009

/S/ GREGG A. LAPOINTE Gregg A. Lapointe	Director	April 27, 2009

/S/ IRA D. LAWRENCE, M.D.* Ira D. Lawrence, M.D.	Director	April 27, 2009

/S/ JON S. SAXE* Jon S. Saxe	Director	April 27, 2009

/S/ DEAN S. WOODMAN* Dean S. Woodman	Chairman of the Board	April 27, 2009

*By:	/S/ GARY S. TITUS
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

5