Form 10-Q
period 2009-03-31
SCICLONE PHARMACEUTICALS INC
filed 2009-05-11
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

As of May 7, 2009, 46,219,562 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,078,000	$27,673,000
Restricted short-term investments	66,000	69,000
Other short-term investments	28,000	100,000
Accounts receivable, net of allowance of $0 at March 31, 2009 and December 31, 2008	17,158,000	11,927,000
Inventories	5,808,000	6,056,000
Prepaid expenses and other current assets	2,023,000	2,191,000

Total current assets	47,161,000	48,016,000
Property and equipment, net	879,000	861,000
Intangible assets, net	245,000	262,000
Long-term investments	1,584,000	1,485,000
Restricted long-term investments	378,000	388,000
Other assets	766,000	893,000

Total assets	$51,013,000	$51,905,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,708,000	$2,195,000
Accrued compensation and employee benefits	1,336,000	2,578,000
Accrued professional fees	689,000	727,000
Other accrued expenses	2,980,000	2,966,000
Accrued clinical trials expense	612,000	315,000
Accrued clinical trials expense due to related party	1,471,000	1,442,000
Deferred revenue	10,000	—

Total current liabilities	8,806,000	10,223,000
Long-term liabilities	907,000	779,000
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,219,562 shares issued and outstanding at March 31, 2009 and December 31, 2008	46,000	46,000
Additional paid-in capital	218,065,000	217,704,000
Accumulated other comprehensive (loss) income	(57,000)	3,000
Accumulated deficit	(176,754,000)	(176,850,000)

Total stockholders’ equity	41,300,000	40,903,000

Total liabilities and stockholders’ equity	$51,013,000	$51,905,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2009	2008
Product sales	$15,069,000	$10,634,000
Cost of product sales	2,544,000	1,967,000

Gross margin	12,525,000	8,667,000

Operating expenses:
Research and development	4,965,000	7,422,000
Related party research and development	29,000	127,000
Sales and marketing	4,228,000	3,948,000
General and administrative	3,040,000	3,021,000

Total operating expenses	12,262,000	14,518,000

Income (loss) from operations	263,000	(5,851,000)
Interest and investment income	65,000	261,000
Interest and investment expense	(49,000)	—
Other (expense) income, net	(23,000)	37,000

Income (loss) before provision for income tax	256,000	(5,553,000)
Provision for income tax	160,000	106,000

Net income (loss)	$96,000	$(5,659,000)

Basic net income (loss) per share	$0.00	$(0.12)
Diluted net income (loss) per share	$0.00	$(0.12)
Weighted average shares used in computing:
Basic net income (loss) per share	46,219,562	46,190,046
Diluted net income (loss) per share	46,234,942	46,190,046

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$96,000	$(5,659,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash expense related to employee stock options	357,000	497,000
Depreciation and amortization	139,000	76,000
Realized gain on auction rate securities	(99,000)	—
Other non-cash expense	122,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,231,000)	(1,428,000)
Inventories	252,000	125,000
Prepaid expenses and other assets	124,000	72,000
Accounts payable and other accrued expenses	(473,000)	(759,000)
Accrued compensation and employee benefits	(1,242,000)	(556,000)
Accrued clinical trials expense	297,000	(301,000)
Accrued clinical trials expense due to related party	29,000	127,000
Accrued professional fees	(38,000)	83,000
Deferred revenue	10,000	(11,000)
Long-term liabilities	128,000	(138,000)

Net cash used in operating activities	(5,529,000)	(7,872,000)
Investing activities:
Purchases of property and equipment	(91,000)	(15,000)
Proceeds from maturities of short-term investments	42,000	1,925,000
Purchases of short-term investments	—	(900,000)

Net cash (used in) provided by investing activities	(49,000)	1,010,000
Financing activities:
Proceeds from issuances of common stock, net	—	146,000

Net cash provided by financing activities	—	146,000
Effect of exchange rate changes on cash and cash equivalents	(17,000)	56,000

Net decrease in cash and cash equivalents	(5,595,000)	(6,660,000)
Cash and cash equivalents, beginning of year	27,673,000	31,817,000

Cash and cash equivalents, end of year	$22,078,000	$25,157,000

Supplemental disclosures of cash flow information:
Income taxes paid related to foreign operations	$118,000	$106,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2008 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company, except for sales to a new market where acceptance requirements have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has not had product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of March 31, 2009 or December 31, 2008 in the condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income (loss) per share includes any dilutive impact from stock options and warrants outstanding using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss)	$96,000	$(5,659,000)
Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	46,219,562	46,190,046
Effect of dilutive warrants	9,757	—
Effect of dilutive stock options	5,623	—

Weighted-average shares outstanding used to compute diluted net income (loss) per share	46,234,942	46,190,046
Basic net income (loss) per share	$0.00	$(0.12)
Diluted net income (loss) per share	$0.00	$(0.12)

For the three months ended March 31, 2009 and 2008, 8,704,598 and 7,264,959 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2007, EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties and how payments between parties to the collaborative arrangement should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective the Company’s fiscal year beginning January 1, 2009. The adoption of EITF 07-1 did not have a material impact on the Company’s financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of March 31, 2009. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued Statement of Financial Position (“FSP FAS”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and is effective for the Company beginning July 1, 2009. FSP FAS No. 115-2 and No. 124-2 amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments debt and equity securities. The Company does not expect the adoption of FSP FAS No. 115-2 and No. 124-2 to have a material effect on its consolidated financial statements.

2.	Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, available-for-sale, and trading securities at March 31, 2009 and December 31, 2008:

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,163,000	$—	$—	$4,163,000
Money market funds	1,983,000	—	—	1,983,000
U.S. term deposits	15,932,000	—	—	15,932,000

Total cash and cash equivalents	$22,078,000	$—	$—	$22,078,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76,000	$—	$—	$76,000
Restricted long-term Italian state bonds maturing in 2013	449,000	—	(71,000)	378,000
Corporate equity securities	51,000	—	(33,000)	18,000

Total available-for-sale investments	$576,000	$—	$(104,000)	$472,000

Long-term trading security investments:
Long-term auction rate securities maturing after 20 years	$1,584,000	$—	$—	$1,584,000

Total long-term trading security investments	$1,584,000	$—	$—	$1,584,000

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,277,000	$—	$—	$9,277,000
Money market funds	1,969,000	—	—	1,969,000
U.S. term deposits	16,427,000	—	—	16,427,000

Total cash and cash equivalents	$27,673,000	$—	$—	$27,673,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$120,000	$—	$—	$120,000
Restricted long-term Italian state bonds maturing in 2013	448,000	—	(60,000)	388,000
Corporate equity securities	51,000	—	(2,000)	49,000

Total available-for-sale investments	$619,000	$—	$(62,000)	$557,000

Long-term trading security investments:
Long-term auction rate securities maturing after 20 years	$1,485,000	$—	$—	$1,485,000

Total long-term trading security investments	$1,485,000	$—	$—	$1,485,000

As of March 31, 2009, available-for-sale securities included $66,000 in restricted short-term investment, $28,000 in other short-term investments and $378,000 in restricted long-term investments. As of December 31, 2008, available-for-sale securities included $69,000 in restricted short-term investment, $100,000 in other short-term investments and $388,000 in restricted long-term investments. The Company believes the unrealized losses on its available-for-sale investments are temporary and attributable to recent economic slowdown. The Company intends to hold the investments until recovery.

As of March 31, 2009, the Company held $1,584,000 in fair value of auction rate securities (“ARS”) as trading securities. The ARS are investments with contractual maturities generally between 0 and 34 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. All of the Company’s ARS are rated by one or more of the major independent rating agencies as either AAA or Aaa, except for one holding that has a credit rating of A3.

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS. The Company classified its ARS trading securities as long-term assets on its Condensed Consolidated Balance Sheets because of its inability to determine when the investments in ARS would settle. While recent failures in the auction process have affected the ability to access these funds in the near term, the Company does not believe that the underlying securities or collateral have been permanently affected.

In November 2008, the Company accepted an Auction Rate Securities Rights Offer (the “Settlement Agreement”) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company received the right to require UBS AG to purchase the Company’s ARS beginning in 2010 (the “Rights”). The Company held approximately $1,800,000, at par value, of eligible ARS with UBS as of March 31, 2009. By entering into the Settlement Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of Financial Accounting Standards Board (“FASB”) Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and has recorded the Put Option in other assets in its consolidated balance sheet. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company’s fair value election was intended to create accounting symmetry with its fair value accounting of the ARS.

The recording of the fair value changes to the Put Option and the recording of the fair value changes of the ARS trading securities resulted in a net $23,000 realized loss to our condensed consolidated statements of operations for the three month period ended March 31, 2009. As of March 31, 2009 the combined fair value of the Put Option and ARS was $1,747,000 which represented 97% of the par value of the ARS. The Company anticipates that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS. Further, the Company expects to receive the ARS par value of $1,800,000 subsequent to June 29, 2010 related to its Settlement Agreement.

3.	Fair Value Measurements

The Company determines fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). Where quoted prices are available in an active market, fair value is based upon quoted market prices, and are classified in level 1 of the valuation hierarchy. If quoted market price are not available, fair value is based upon observable inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and are classified in level 2 of the valuation hierarchy. When quoted prices and observable inputs are unavailable, fair values are based on internally developed cash flow models and are classified in level 3 of the valuation hierarchy. The internally developed cash flow models primarily use, as inputs, estimates for interest rates and discount rates including yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the assets. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the assets including assumptions about risk developed based on the best information available in the circumstances.

The following financial instruments were measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements at March 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Money market funds	$1,983,000	$—	$—	$1,983,000
U.S. term deposits	15,932,000	—	—	15,932,000
Certificates of deposit	—	76,000	—	76,000
Corporate equity securities	18,000	—	—	18,000
Restricted long-term Italian state bonds	378,000	—	—	378,000
Long-term auction rate securities	—	—	1,584,000	1,584,000
Put Option	—	—	163,000	163,000

Total	$18,311,000	$76,000	$1,747,000	$20,134,000

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the three months ended March 31, 2009:

	Auction Rate Securities	Put Option
Balance at December 31, 2008	$1,485,000	$285,000
Total realized gain (loss) included in net income	99,000	(122,000)

Balance at March 31, 2009	$1,584,000	$163,000

The Company had no unrealized losses for the three months ended March 31, 2009 relating to those assets for which the Company utilized Level 3 inputs to determine fair value that were still held by the Company at March 31, 2009.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

4.	Inventories

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$3,398,000	$1,605,000
Work in progress	659,000	1,525,000
Finished goods	1,751,000	2,926,000

	$5,808,000	$6,056,000

5.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	March 31, 2009	December 31, 2008
Prepaid clinical trial expense	$590,000	$625,000
Prepaid insurance	464,000	658,000
Value added tax receivable	432,000	432,000
Prepaid rent	99,000	45,000
Prepaid interest and dividends	15,000	36,000
Other prepaid expenses	423,000	395,000

	$2,023,000	$2,191,000

6.	Other Assets

The following is a summary of other assets:

	March 31, 2009	December 31, 2008
Lease deposits	$235,000	$232,000
Prepaid clinical expenses	232,000	232,000
Put option	163,000	285,000
Other assets	136,000	144,000

	$766,000	$893,000

7.	Accrued Expenses

The following is a summary of other accrued expenses:

	March 31, 2009	December 31, 2008
Accrued sales and marketing expenses	$1,141,000	$1,228,000
Accrued manufacturing costs	596,000	657,000
Accrued taxes	294,000	241,000
Accrued royalties	231,000	266,000
Accrued annual reports expense	113,000	115,000
Short-term deferred rent	113,000	113,000
Other	492,000	346,000

	$2,980,000	$2,966,000

8.	Long-term Liabilities

The following is a summary of long-term liabilities:

	March 31, 2009	December 31, 2008
Long-term deferred rent	$859,000	$768,000
Long-term lease deposit	11,000	11,000
Accrued compensation and employee benefits	37,000	—

	$907,000	$779,000

9.	Line-of-Credit

In November 2008, the Company and its subsidiaries, SciClone Pharmaceuticals International Ltd (“SPIL”) and SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank under which the Company may borrow up to $6,000,000 (the “Credit Facility”). The Credit Facility is a line-of-credit that permits borrowing up to $6,000,000 for a term of 36 months, subject to certain sublimits, including $2,500,000 for letters of credit. The Credit Facility is secured by a first priority secured interest in all of the Company’s assets, other than intellectual property, and a credit insurance policy insuring certain foreign account receivable assets. The Company, as the parent of SPIL and SPIL China, is the guarantor of the Credit Facility.

The line of credit bears interest at the bank’s prime rate (4%) plus 1.75% (5.75% at March 31, 2009) on outstanding balances. Subsequent to November 14, 2009, the Company will be subject to an unused line fee and minimum monthly interest. The Company is required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined. The Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The Company capitalized $210,000 in costs associated with the origination of the facility, which are being amortized to other expense over the term of the loan agreement. The Company also capitalized $126,000 in credit insurance premiums related to the line of credit that are being amortized over the policy period. The line of credit expires in November 2011, and upon termination all amounts borrowed must be repaid in full.

As of March 31, 2009, there were no outstanding borrowings under the line of credit, and there was $6,000,000 available for future borrowing.

10.	Shareholders’ Equity

Stock Award Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the options expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years. Certain options granted under the Plans vest over shorter periods.

Stock Based Compensation

The fair value of each stock option granted under our Plans is estimated on the date of grant using the Black-Scholes options valuation model and the single option approach with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.72%	2.70%
Dividend yield	—	—
Volatility factor of the expected market price of our common stock	70.19%	66.53%
Weighted-average expected life of option (years)	4.83	4.83

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend assumption is based on the Company’s history and expectations of no dividend payouts. Expected volatility is based on the historical volatility of the Company’s stock. The expected life of options is derived from historical data on employee exercises and terminations.

The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight-line attribution method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008 is based on awards expected to ultimately vest. FASB Statement No. 123(R) Share-Based Payment (“FAS 123R”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

On March 6, 2009, the Company granted a total of 340,000 shares of the Company’s common stock as performance-based options. The options have an exercise price of $1.08 and will fully vest upon the grantees meeting agreed upon performance goals on or before December 31, 2011. If the performance goal is met, each option has a ten year term measured from the date of grant. If the performance goal is not met on or before December 31, 2011, the option expires in its entirety. The grant date fair value per share of each of the awards is $0.62 and has been calculated using the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 1.72%; dividend yield of 0%; volatility factor of 70.19% and expected term of 4.83 years. For the three months ended March 31, 2009, the Company has not recorded option expense related to these awards. The Company will only recognize such option expense in the event that the Company determines that it is probable that the performance goal(s) will be achieved.

As of March 31, 2009, unamortized compensation expense related to unvested options was approximately $3,416,000. The weighted average period over which compensation expense related to these options will be recognized is 3.64 years. The weighted-average fair value per share of options granted during the three months ended March 31, 2009 and 2008 was $0.63 and $1.03, respectively. The total fair value of the shares that vested during the three months ended March 31, 2009 and 2008 was $473,000 and $676,000, respectively.

11.	Comprehensive Loss/Income

The following table summarizes components of total comprehensive income (loss):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$96,000	$(5,659,000)
Other comprehensive income (loss):
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	(12,000)	—
Net change in unrealized gains/losses on available for sale securities	(31,000)	(116,000)
Foreign currency translation	(17,000)	56,000

Total comprehensive income (loss)	$36,000	$(5,719,000)

The following table summarizes the components of accumulated other comprehensive (loss) income:

	March 31, 2009	December 31, 2008
Net unrealized losses on available-for-sale securities	$(33,000)	$(2,000)
Net unrealized loss and foreign currency translation adjustment on foreign-denominated available-for-sale securities	(71,000)	(60,000)
Cumulative foreign currency translation adjustment	47,000	65,000

Accumulated other comprehensive (loss) income	$(57,000)	$3,000

12.	Income Taxes

Provision for income tax of $160,000 and $106,000 for the three months ended March 31, 2009 and 2008, respectively, related to the Company’s foreign operations in the People’s Republic of China. The Company’s statutory tax rate in the People’s Republic of China is 18%.

13.	Related Party Transactions

The Company has licensed to Sigma-Tau exclusive ZADAXIN (thymalfasin or thymosin alpha 1) development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently the Company’s largest shareholder. Under the agreement with Sigma-

Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on ZADAXIN’s use as part of a triple therapy in treating HCV patients. The Company paid Sigma-Tau approximately $2,509,000 through December 31, 2008 of funding support during the course of patient enrollment and trial period. The Company will also pay a $1,500,000 milestone payment upon completion of the final report. The Company’s accounting policy for recording funding amounts due to Sigma-Tau is to record the amounts to research and development expense over the trial period including the period of completion of the final report. Based on the level of activity in this trial, the Company has recorded approximately $29,000 and $127,000 of research and development expense related to this trial for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, the Company had accrued clinical trial expenses of $1,471,000 and $1,442,000, respectively, due to Sigma-Tau.

On March 30, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the affiliates of Sigma-Tau (the “Sigma-Tau Group”). The Company issued a press release on March 31, 2009 (the “Press Release”), announcing the execution of the Settlement Agreement and a commercial agreement referred to herein as the “ZADAXIN Agreement,” as well as certain actions that the Company has taken to implement the provisions of the Settlement Agreement. The Press Release, Settlement Agreement and ZADAXIN Agreement are exhibits to the Company’s Current Report on Form 8-K which the Company filed with the Securities and Exchange Commission on April 1, 2009.

Under the Settlement Agreement, the Company (i) increased the size of the Board from seven (7) to ten (10) members and (ii) appointed Dr. Roberto Camerini, Dr. Trevor Jones and Mr. Gregg Lapointe to fill the vacancies on the Board. The Company also agreed that the Board and the applicable committees of the Board will nominate no more than eight members (8) for election to the Board at the 2009 Annual Meeting and will:

•	reduce the size of the Board to eight (8) members effective at the 2009 Annual Meeting of Stockholders;

•

nominate Dr. Camerini, Dr. Jones and Mr. Lapointe, together with Mr. Dean Woodman, Dr. Friedhelm Blobel, Mr. Richard Hawkins, Dr. Ira Lawrence and Mr. Jon Saxe, for election to the Board at the 2009 Annual Meeting, with terms expiring at SciClone’s 2010 Annual Meeting of Stockholders;

•

recommend, and reflect such recommendation in the Company’s definitive proxy statement in connection with the 2009 Annual Meeting of Stockholders, that the Company’s stockholders vote to elect Dr. Camerini, Dr. Jones and Mr. Lapointe at the 2009 Annual Meeting of Stockholders;

•

solicit and use its reasonable best efforts to obtain proxies in favor of the election of Dr. Camerini, Dr. Jones and Mr. Lapointe at the 2009 Annual Meeting of Stockholders, in the same manner as for the other director nominees;

•	ensure that Dr. Camerini, Dr. Jones and Mr. Lapointe will be nominated to serve on the committees of the Board as set forth in the Settlement Agreement; and

•

adopt an exemption to the Rights Agreement to permit Dr. Camerini, Dr. Jones and Mr. Lapointe to receive the equity compensation awards customarily offered to all of the Company’s non-employee directors.

The Company also agreed to hold the 2009 Annual Meeting of Stockholders no later than June 15, 2009 and the 2010 Annual Meeting of Stockholders during the second week of June 2010, subject only to those reasonable delays, if any, which are necessitated by the selection by the Sigma-Tau Group of any replacement directors, as described in the next paragraph.

Additionally, the Company agreed that, while any of Dr. Camerini, Dr. Jones or Mr. Lapointe remain in office, if any of them resign or is otherwise unable to serve as a director or is removed for cause as a director, the Sigma-Tau Group will have the right to designate and substitute a person or persons for appointment to the Board as a replacement director, subject to evaluation and approval by the Company’s Nominating and Corporate Governance Committee in good faith.

SciClone and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (“STI”), a subsidiary of Sigma-Tau, signed the ZADAXIN Agreement in connection with their pre-existing license agreement relating to thymosin alpha 1. Under the ZADAXIN Agreement, STI will, at its cost, lead all future development activities for thymosin alpha 1 for treating Hepatitis C Virus (“HCV”) in the territory defined in the pre-existing license agreement (which, as amended, is collectively identified as Exhibits 10.23 through 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008) and exclusively interact with European regulatory agencies responsible for the approval of thymosin alpha 1 for the treatment of HCV.

The ZADAXIN Agreement also provides that the Company and SciClone Pharmaceuticals International Ltd., a SciClone subsidiary, will work together with STI, at their respective costs, to find one or more third parties willing to fund further development and commercialization activities for thymosin alpha 1 in the United States and Europe (other than in Italy, where STI retains its pre-existing exclusive license) for treating malignant melanoma and will cooperate in developing mutually acceptable licensing or other agreements for such third party development and commercialization.

14.	Commitments

In April 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH (“RESprotect”), the Company may be obligated to pay post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales. The Company has entered into an agreement with Pharmaceuticals Research Associates, Inc. (“PRA”) for Clinical Trials Management Services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101 for the treatment of pancreatic cancer. The estimated cost of PRA’s management services and pass-through costs is $8,500,000 and $3,000,000, respectively, of which $7,824,000 had been paid to PRA by the Company and another $250,000 was due and payable as of March 31, 2009. The Company has also entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, the Company and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. The Company’s share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which €1,228,000 ($1,878,000) was paid by the Company to RESprotect through March 31, 2009, leaving a balance of approximately €220,000 ($292,000 at March 31, 2009 conversion rates).

In May 2007, the Company entered into a non-cancelable operating lease agreement for its main office facility (the “Lease”) effective from July 1, 2007 through June 30, 2014. In September 2008, the Company entered into an amendment to the Lease for additional office space (the “Expansion Agreement”) that also expires on June 30, 2014. Both the Lease and Expansion Agreement contain rent escalations of approximately 4% and 6% per year, respectively. The Company is recognizing the rental expense on a straight-line basis over the lease terms. Under the terms of the Lease and the Expansion Agreement, the Company was provided allowances in the amounts of approximately $206,000 and $482,000, respectively, towards the cost of its leasehold improvements and as an incentive to rent, respectively. In accordance with FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases: Time Pattern of the Physical Use of the Property in an Operating Lease, Lease Incentives in an Operating Lease, Applicability of Leveraged Lease Accounting to Existing Assets of the Lessor, Money-Over-Money Lease Transactions, Wrap Lease Transactions”, the Company has recorded these allowances as deferred rent which are being amortized over the lease terms as a reduction of rent expense. The leases require the Company to pay insurance and taxes and its pro-rata share of operating expenses.

As of March 31, 2009, the Company recorded $113,000 and $859,000 in short-term and long-term deferred rent respectively. As of December 31, 2008, the Company recorded $113,000 and $768,000 in short-term and long-term deferred rent respectively.

The Company also leases various office facilities abroad and equipment under non-cancelable lease agreements and subleases certain real property to a third party. Future minimum lease payments and sublease rental income under facility and equipment operating lease agreements as of March 31, 2009, were as follows:

Year ended:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2009	$1,181,000	$94,000	$1,087,000
2010	1,535,000	121,000	1,414,000
2011	1,580,000	—	1,580,000
2012	1,437,000	—	1,437,000
2013	1,432,000	—	1,432,000
Thereafter	744,000	—	744,000

	$7,909,000	$215,000	$7,694,000

15.	Subsequent Event

On April 30, 2009, the Company was approved for a Credit Line Agreement (the “UBS Credit Line”) with UBS Bank USA (“UBS Bank”) that will provide up to an aggregate amount of $1,100,000 in the form of an uncommitted, demand, revolving line of credit. The Company intends to enter into the UBS Credit Line in connection with its previous acceptance of an offer from UBS AG and its affiliates (“UBS”) of certain rights to require UBS to repurchase $1,800,000 (par value) of auction rate securities that UBS had previously sold to the Company. The UBS Credit Line will be secured only by such auction rate securities and proceeds from sales of the auction rate securities will be applied to repayment of the UBS Credit Line.

Advances under the UBS Credit Line will be made on a “no net cost” basis, meaning that the interest paid by the Company on such advances will not exceed the interest or dividends paid to the Company by the issuer of the auction rate securities.

The UBS Credit Line will also provide, among other things, that UBS Bank may demand full or partial repayment of the UBS Credit Line or terminate and cancel the UBS Credit Line at its sole discretion and without cause at any time; provided that in such case UBS Bank would be required to provide the Company alternative financing on substantially similar terms or repurchase the auction rate securities at par, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank and the Company is terminated for cause by UBS Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; the sufficiency of our resources to complete clinical trials and other new product development initiatives; the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; ZADAXIN’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future size of the worldwide hepatitis C virus and other markets; research and development and other expense levels; the ability of our suppliers to continue financially viable production of our products; cash and other asset levels; and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a profit driven, global pharmaceutical company with a substantial international business and a product portfolio of novel therapies for cancer and infectious diseases. Our objective, which we believe we will achieve, is profitability for the full year 2009 through a combination of international sales growth, a cost-containing clinical development strategy, and focused expense management. ZADAXIN®, our brand of thymalfasin or thymosin alpha 1 and our primary product, is sold in over 30 countries for the treatment of the hepatitis B virus (“HBV”) and the hepatitis C virus (“HCV”), certain cancers and as a vaccine adjuvant. In addition, our DC Bead product is awaiting approval in the Peoples Republic of China (“China”), for the treatment of liver cancer. Our current cash position, $6.0 million line of credit, and the profit margin from our product sales provide the financial resources for continued growth in our international business and for development of our pipeline of phase 2 drug candidates, including: RP101 for the treatment of pancreatic cancer and SCV-07 for the treatment of HCV and for oral mucositis.

We plan to expand our commercial operations, currently primarily located in China, with the goal of becoming a significant pharmaceutical company in this rapidly growing pharmaceutical market. A key part of our strategy is to leverage our decade of experience in China and to grow our international business by adding commercial stage or near term commercial stage products to our portfolio. For example, after having acquired the Chinese marketing rights to DC BeadTM for liver cancer, we are pursuing its regulatory approval and, if approved, intend to launch this product in 2009. We believe we are well-positioned to in-license additional therapeutics for our international business with a focus on China, in part because of our opportunity to commercialize these products utilizing our well established sales and marketing organization in China.

SciClone continues its clinical development program potential with three product candidates being studied in four indications. Our latest stage opportunity is ready for phase 3 which will evaluate thymalfasin as a therapy for stage IV melanoma. We estimate that this is a $200 million market opportunity worldwide. If the targeted patient group can be extended to the adjuvant setting through additional clinical trials, we believe the global market opportunity could increase by approximately $500 million. We are in the process of seeking a partner for this phase 3 trial prior to initiating enrollment.

In addition to thymalfasin, we are developing RP101 for the treatment of life-threatening diseases. We are conducting a multi-center, randomized, double-blind, placebo controlled phase 2 clinical trial using RP101 in combination with gemcitabine chemotherapy in approximately 167 patients with unresectable stage III and IV pancreatic cancer. We announced March 9, 2009 that we completed enrollment of this trial ahead of schedule and expect to report results in the first half of 2010.

Our third product candidate, SCV-07, is being studied in two indications. In September 2008, we reported what we believe are promising results from our proof-of-concept phase 2a clinical trial using SCV-07 as a sole agent administered to patients chronically infected with HCV. The trial was designed to evaluate the effect of SCV-07 on hepatitis C viral load, as well as on other measures of immune response. SCV-07 demonstrated activity in some treated patients in the higher dosage groups, and the decrease in viral load in these patients was accompanied by an increase in a biomarker which is usually correlated with an immunological response against HCV. Additionally, SCV-07 was shown to be generally safe and well-tolerated with no dose limiting toxicities or serious adverse events reported. We are planning to initiate a phase 2b trial for SCV-07 in HCV in 2009.

During the fourth quarter of 2008, SCV-07 also entered phase 2 clinical development to assess the safety and efficacy of SCV-07 for the delay to onset of severe oral mucositis in subjects receiving chemoradiation therapy for the treatment of cancers of the head and neck. In this multi-center, randomized, double-blind, placebo-controlled dose-ranging study, we plan to enroll approximately 60 patients and expect to complete enrollment of this trial before the end of 2009 and we expect to report results in the first half of 2010.

We manufacture ZADAXIN, RP101 and SCV-07 through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

We believe our cash on hand, ongoing revenue generating business operations and $6 million line of credit will be sufficient to fund our current business activities for the foreseeable future. During this period, our results may fluctuate from quarter to quarter and we may report quarterly losses. Our ability to sustain operating profitability will be impacted by numerous factors including expansion of our sales efforts for ZADAXIN, the regulatory approval process including the timing of United States Food and Drug Administration (“FDA”) or international regulatory approvals, the number, timing, costs and results of pre-clinical and clinical trials of our products, market acceptance of ZADAXIN, and potentially of SCV-07, DC Bead, and RP101, the timing of orders for ZADAXIN from international markets, particularly China, and the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements.

Recent Accounting Pronouncements

In December 2007, EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties and how payments between parties to the collaborative arrangement should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective our fiscal year beginning January 1, 2009. The adoption of EITF 07-1 did not have a material impact on our financial statements.

On October 10, 2008, the FASB issued Statement of Financial Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is applicable to the valuation of our auction-rate securities held for which there was no active market as of March 31, 2009. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued Statement of Financial Position (“FSP FAS”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and is effective for the Company beginning July 1, 2009. FSP FAS No. 115-2 and No. 124-2 amends the other-than-temporary impairment guidance in US GAAP for the debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments debt and equity securities. We do not expect the adoption of FSP FAS No. 115-2 and No. 124-2 to have a material effect on our consolidated financial statements.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Total Revenues

For the three months ended March 31, 2009 and 2008 product sales were $15,069,000 and $10,634,000, respectively. Our revenue growth was attributable to higher volume of ZADAXIN sold primarily due to further market penetration in China and a modest increase in prices from the 2008 to 2009 periods. For the three months ended March 31, 2009 and 2008, product sales to China were $14,589,000 and $9,990,000, or 97% and 94% of sales, respectively. All product sales in each period were derived from sales of ZADAXIN.

For the three-month period ended March 31, 2009, sales to two importing agents in China accounted for approximately 65% and 32% of our product sales. For the three-month period ended March 31, 2008, sales to two importing agents in China accounted for approximately 68% and 26% of our product sales. The two largest customers were the same importing agents in each of these periods.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 83% for the three-month period ended March 31, 2009, as compared to 82% for the corresponding period in 2008. We expect cost of product sales, and hence gross margin on product sales, to vary slightly from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory. For the three-month periods ended March 31, 2009 and 2008, no charges were recorded by us associated with excess or expiring finished product inventory.

Research and Development

Research and development expenses were $4,994,000 for the three-month period ended March 31, 2009, as compared to $7,549,000 for the corresponding period in 2008. During the three-months ended March 31, 2008, research and development expenses included $1,320,000 related to a milestone payment upon first patient dosing in the RP101 phase 2 clinical trial and we incurred drug development and manufacturing costs of approximately $1,990,000 mainly related to the scale up and manufacture of RP101 and purchase of Gemcitabine, the current standard of care and a companion drug for RP101 in our RP101 clinical trial. There were no similar expenses for the corresponding period of 2009. Research and development expenses also decreased during the three months ended March 31, 2009 as a result of a decrease of $217,000 in recruitment fees, a decrease of $218,000 in preclinical pharmacology costs, and a decrease of $132,000 in travel and entertainment expenses. These decreases were partially offset by increased clinical trial expenses of approximately $948,000 related to our RP101 and SCV-07 mucositis clinical trials as a result of increased enrollment in these trials during the 2009 period, and by an increase of approximately $288,000 in compensation and benefits expense. The initiation and continuation of our clinical development programs has had, and will continue to have, a significant effect on our research and development expenses.

Although it is not possible to determine the total cost expected to be incurred in any particular year for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our costs for 2009 relating to research and development will decrease compared to 2008 due to reduced spending related to our phase 2 clinical trial for RP101. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $4,228,000 for the three-month period ended March 31, 2009, as compared to $3,948,000 for the corresponding period in 2008. The increased level of sales and marketing expenses was primarily due to $262,000 of additional conference expense as a result of increased local seminar participation and sales meetings as we continued to expand sales efforts for ZADAXIN for the 2009 period. We expect sales and marketing expenses for 2009 to be higher than those incurred in 2008 due to increased sales efforts associated with our growing international business.

General and Administrative

General and administrative expenses were $3,040,000 for the three-month period ended March 31, 2009, as compared to $3,021,000 for the corresponding period in 2008. We believe that general and administrative expense for 2009 will remain at a comparable level to 2008, although these expenses may vary from quarter to quarter.

Interest and Investment Income and Other Income (Expense)

Interest and investment income was $65,000 for the three-month period ended March 31, 2009, as compared to $261,000 for the corresponding period in 2008. The decrease was primarily due to lower cash and investment balances in the 2009 period and lower interest earned on cash balances.

Interest and investment expense was $49,000 for the three-month period ended March 31, 2009 and relates to amortization of loan origination fees related to our line of credit. There was no interest and investment expense recorded for the three-month period ended March 31, 2008.

Other expense was $23,000 for the three-month period ended March 31, 2009 and related to the recording of the fair value changes to our Put Option and ARS trading securities. Other income of $37,000 for the corresponding period in 2008 related to foreign currency transaction gain on cash denominated in euros.

Provision for Income Tax

Provision for income tax was $160,000 for the three-month period ended March 31, 2009, compared to $106,000 for the corresponding period in 2008, and relates to our foreign operations in China. The increase in the 2009 period related to increased operating activity in China.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 100 and 126 days for the three-month periods ended March 31, 2009 and 2008, respectively. The majority of our sales are to customers in the People’s Republic of China where our accounts receivable collections have standard credit terms ranging from 90 to 180 days. During the fourth quarter of 2008, our largest customer in the People’s Republic of China agreed to payment terms of 90 days instead of 180 days in order to procure from us increased volume of ZADAXIN and a volume discount. This change resulted in a reduction in our days’ sales outstanding for the three-month period ended March 31, 2009, compared the corresponding period in 2008.

At March 31, 2009 and December 31, 2008, we had $22,172,000 and $27,842,000, respectively, in cash, cash equivalents and short-term investments. The decrease in cash for the three months ended March 31, 2009 mainly related to an increase of $5,231,000 in our accounts receivable. We currently estimate cash, cash equivalents and short-term investments at December 31, 2009 will be lower than the balance at December 31, 2008. The expected decrease in this balance is primarily attributable to cash expected to be used in operations.

The short-term investments consist primarily of highly liquid marketable securities. Our restricted short-term investment of $66,000 as of March 31, 2009 relates to a letter of credit secured by a certificate of deposit to facilitate our value added tax filings in Europe.

Our restricted long-term investment of $378,000 at March 31, 2009 consists of Italian state bonds purchased to facilitate our value added tax filings in Europe.

As of March 31, 2009, we held at fair value $1,584,000 of auction rate securities (“ARS”) as trading securities. The ARS are investments with contractual maturities generally between 0 and 34 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. All of our ARS are rated by one or more of the major independent rating agencies as either AAA or Aaa, except for one holding that has a rating of A3.

Historically, our ARS were highly liquid, using a “Dutch” auction process that reset the applicable interest rate at predetermined intervals, typically every 30 days, which in turn provided liquidity at par value. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. As of March 31, 2009 there continues to be no auction market for our ARS. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn interest on our ARS. Because of the failure of auctions, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. Based on this, we classified the ARS as long-term investments on our consolidated balance sheet as of March 31, 2009.

In November 2008, we accepted an Auction Rate Securities Rights Offer (the “Rights Offer”) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase our ARS at any time for full par value, we received the right to require UBS AG to purchase at par value our ARS beginning in June 2010 (the “Rights”). The Rights are non-transferable. Upon acceptance, we granted UBS AG the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible ARS on our behalf without prior notification to us from UBS AG, as long as we receive a payment at par upon any sale or disposition. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy our ARS.

The enforceability of the Rights results in the creation of an asset akin to a put option (the “Put Option”). We have the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS. The Put Option is a free standing asset separate from the ARS. We recorded a net loss of $23,000 in other expense related to the net fair value changes of our Put Option and ARS included in our results of operations for the three months ended March 31, 2009.

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

Net cash used in operating activities totaled ($5,529,000) and ($7,872,000) for the three months ended March 31, 2009 and 2008, respectively. Net cash used in operating activities of $5,529,000 for the three months ended March 31, 2009 was comprised primarily of net income of $96,000 which was adjusted for non-cash items such as stock-based compensation expense of $357,000, depreciation and amortization of $139,000, and $6,144,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase of $5,231,000 in accounts receivable due to normal fluctuations in the timing of payments received from customers, and a net decrease of $1,242,000 in accrued compensation and benefits primarily as a result of the payment of our fiscal year 2008 incentive bonus payments to employees occurring during the three months ended March 31, 2009.

Net cash used in operating activities amounted to $7,872,000 for the three-month period ended March 31, 2008. The $7,872,000 of net cash used in operating activities for the three-month period ended March 31, 2008 was comprised primarily of net loss of $5,659,000 which was adjusted for non-cash items such as stock-based compensation expense of $497,000 and depreciation and amortization of $76,000, and $2,786,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase of $1,428,000 in our accounts receivable due to an increase in sales and fluctuations in the timing of customer payments received, a decrease of $556,000 in accrued compensation and employee benefits primarily related to the payment of the 2007 bonus to our employees, a $759,000 decrease in accounts payable and other accrued expenses, and a $301,000 decrease in our accrued clinical trials expense. The decreases in accounts payable and other accrued expenses and our accrued clinical trials expense related primarily to payments made to vendors during the three months ended March 31, 2008 related to the phase 2 RP101 and SCV-07 clinical trials, and to the development plans for a phase 3 melanoma clinical trial.

Net cash used in investing activities amounted to $49,000 for the three-month period ended March 31, 2009, compared to cash provided by investing activities of $1,010,000 for the three-month period ended March 31, 2008. The change in the 2009 period was primarily due to a decrease in net proceeds from the sales and purchases of marketable securities as compared to the prior year period.

There was no cash provided or used in financing activities for the three-month period ended March 31, 2009. Net cash provided by financing activities amounted to $146,000 for the three-month period ended March 31, 2008 and consisted of proceeds from issuance of common stock under our employee stock option plan.

To provide us additional flexibility in managing our operations and funding our clinical trials, in November 2008, SciClone and its subsidiaries, SciClone Pharmaceuticals International Ltd (“SPIL”) and SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank under which we may borrow up to $6,000,000 (the “Credit Facility”). The Credit Facility is a line-of-credit that permits borrowing up to $6,000,000 for a term of 36 months, subject to certain sublimits, including $2,500,000 for letters of credit. The Credit Facility is secured by a first priority secured interest in all of our assets, other than intellectual property, and a credit insurance policy insuring certain foreign account receivable assets. SciClone Pharmaceuticals, Inc., as the parent of SPIL and SPIL China, is the guarantor of the Credit Facility.

The line of credit bears interest at the bank’s prime rate (4%) plus 1.75% (5.75% at March 31, 2009) on outstanding balances. Subsequent to November 14, 2009, we will be subject to an unused line fee and minimum monthly interest. We are required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The line of credit expires in November 2011, and upon termination all amounts borrowed must be repaid in full. As of March 31, 2009, there were no outstanding borrowings under the line of credit, and there was $6,000,000 available for future borrowing.

We believe our cash on hand, ongoing revenue generating business operations and line of credit will be sufficient to fund current business activities for the foreseeable future. However, we intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations and funding our clinical trials. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings will be sufficient to conduct and complete further clinical trials. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

Contractual Obligations

During the three month period ended March 31, 2009, we renewed our operating lease agreement for our Shanghai office facility to extend the term of the lease through April 25, 2012. Minimum future rental payments under facility and equipment operating lease agreements, net of sublease income, at March 31, 2009 amount to a total of $1,087,000 remaining in 2009, $1,414,000 in 2010, $1,580,000 in 2011, $1,437,000 in 2012, $1,432,000 in 2013, and $744,000 in 2014.

There were no other material changes during the three-month period ended March 31, 2009 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2008.

Related Party Transactions

None of our officers or directors, other than Dr. Camerini, Dr. Jones and Mr. Lapointe, as set forth below, were involved in related party transactions in the three-month period ended March 31, 2009.

We have licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were our stockholders at the time this transaction was entered into, and are currently our largest shareholder. Under our agreement with Sigma-Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on thymalfasin’s use as part of a triple therapy in treating HCV patients. We paid Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period through March 31, 2009. We will also pay a $1,500,000 milestone payment upon completion of the final report, expected later in 2009. Our accounting policy for recording funding amounts due to Sigma-Tau is to record the amounts to research and development expense over the trial period including the period of completion of the final report. Based on the level of activity in this trial, we have recorded approximately $29,000 and $127,000 of research and development expense related to this trial in the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, we had accrued clinical trial expenses of $1,471,000 and $1,442,000, respectively, due to Sigma-Tau.

On March 30, 2009, we entered into a settlement agreement (the “Settlement Agreement”) with the affiliates of Sigma-Tau (the “Sigma-Tau Group”). SciClone issued a press release on March 31, 2009 (the “Press Release”), announcing the execution of the Settlement Agreement and a commercial agreement referred to herein as the “ZADAXIN Agreement,” as well as certain actions that we have taken to implement the provisions of the Settlement Agreement. The Press Release, Settlement Agreement and ZADAXIN Agreement are exhibits to our Current Report on Form 8-K which we filed with the SEC on April 1, 2009.

Under the Settlement Agreement, we (i) increased the size of the Board from seven (7) to ten (10) members and (ii) appointed Dr. Roberto Camerini, Dr. Trevor Jones and Mr. Gregg Lapointe to fill the vacancies on the Board. SciClone also agreed that the Board and the applicable committees of the Board will nominate no more than eight members (8) for election to the Board at the 2009 Annual Meeting and will:

•	reduce the size of the Board to eight (8) members effective at the 2009 Annual Meeting of Stockholders;

•

nominate Dr. Camerini, Dr. Jones and Mr. Lapointe, together with Mr. Dean Woodman, Dr. Friedhelm Blobel, Mr. Richard Hawkins, Dr. Ira Lawrence and Mr. Jon Saxe, for election to the Board at the 2009 Annual Meeting, with terms expiring at SciClone’s 2010 Annual Meeting of Stockholders;

•

recommend, and reflect such recommendation in SciClone’s definitive proxy statement in connection with the 2009 Annual Meeting of Stockholders, that SciClone’s stockholders vote to elect Dr. Camerini, Dr. Jones and Mr. Lapointe at the 2009 Annual Meeting of Stockholders;

•

solicit and use its reasonable best efforts to obtain proxies in favor of the election of Dr. Camerini, Dr. Jones and Mr. Lapointe at the 2009 Annual Meeting of Stockholders, in the same manner as for the other director nominees;

•	ensure that Dr. Camerini, Dr. Jones and Mr. Lapointe will be nominated to serve on the committees of the Board as set forth in the Settlement Agreement; and

•	adopt an exemption to the Rights Agreement to permit Dr. Camerini, Dr. Jones and Mr. Lapointe to receive the equity compensation awards customarily offered to all of SciClone’s non-employee directors.

SciClone also agreed to hold the 2009 Annual Meeting of Stockholders no later than June 15, 2009 and the 2010 Annual Meeting of Stockholders during the second week of June 2010, subject only to those reasonable delays, if any, which are necessitated by the selection by the Sigma-Tau Group of any replacement directors, as described in the next paragraph.

Additionally, SciClone agreed that, while any of Dr. Camerini, Dr. Jones or Mr. Lapointe remain in office, if any of them resign or is otherwise unable to serve as a director or is removed for cause as a director, the Sigma-Tau Group will have the right to designate and substitute a person or persons for appointment to the Board as a replacement director, subject to evaluation and approval by SciClone’s Nominating and Corporate Governance Committee in good faith.

SciClone and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (“STI”), a subsidiary of Sigma-Tau, signed the ZADAXIN Agreement in connection with their pre-existing license agreement relating to thymosin alpha 1. Under the ZADAXIN Agreement, STI will, at its cost, lead all future development activities for thymosin alpha 1 for treating Hepatitis C Virus (“HCV”) in the territory defined in the pre-existing license agreement (which, as amended, is collectively identified as Exhibits 10.23 through 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008) and exclusively interact with European regulatory agencies responsible for the approval of thymosin alpha 1 for the treatment of HCV.

The ZADAXIN Agreement also provides that SciClone and SciClone Pharmaceuticals International Ltd., a SciClone subsidiary, will work together with STI, at their respective costs, to find one or more third parties willing to fund further development and commercialization activities for thymosin alpha 1 in the United States and Europe (other than in Italy, where STI retains its pre-existing exclusive license) for treating malignant melanoma and will cooperate in developing mutually acceptable licensing or other agreements for such third party development and commercialization.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three-month period ended March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, and U.S. Treasury, or U.S. government agency notes. In the past, we also invested in highly-rated, auction rate securities. The auction rate securities are classified as trading securities as of March 31, 2009, and consequently, are recorded on the balance sheet at fair value with realized gains or losses reported as income (loss). All of our investments mature within one year from date of purchase except for the auction rate securities whose ultimate maturities range from 22 to 34 years, and our Italian state bonds that mature in 2013. Our holdings in investments, of any one issue, do not exceed 2% of our cash, cash equivalents and investments. Our investments in our investment securities are subject to interest rate risk. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $14,000 decrease (0.6%) in fair value of our available-for-sale and trading securities. This potential change is based on sensitivity analyses performed on our financial position at March 31, 2009. Actual results may differ materially. We do not hold any derivative financial instruments to manage our interest rate risks.

As of March 31, 2009, we held $1,800,000 at cost in auction rate securities, classified as long-term assets, with an auction rate feature whose underlying assets are generally student loans that are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction has failed since February 2008. Effective January 1, 2008, we determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 that requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the ARS securities as well as the lack of any correlation to these instruments to other observable market data, we valued these securities using a pricing model with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program-FFELP), the probability of the auction succeeding or the security being called, an illiquidity discount factor, and tax status. At March 31, 2009, the ARS were recorded at their determined fair value of $1,584,000 fair value, and the loss of $216,000 had been realized in our financial statements. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take further losses or gains for these securities.

We have recorded our Put Option at its fair value of $163,000 in other assets in the accompanying consolidated balance sheet as of March 31, 2009. We estimate the fair value of the Put Option based on a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and amount of cash flows for the expected holding period. These inputs reflect our assumptions about risk, developed based on the best information available in the circumstances. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this asset, which may lead us in the future to record gains or losses for this asset.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, has been made known to them in a timely fashion. Based on this evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because we failed to expense approximately $540,000 in research and development costs related to changes in the scope of activities performed by our clinical research organization during 2008 with respect to our RP101 clinical trial. We therefore made certain adjustments to our research and development expenses for the year ended December 31, 2008 and prepaid and other current asset balances as of December 31, 2008. This control failure was discovered prior to both the public announcement of our earnings and the completion of the audit of our financial statements by Ernst & Young LLP for the fiscal year ended December 31, 2008.

As a result of the material weakness, subsequent to December 31, 2008, we have significantly strengthened our disclosure controls and procedures and internal control over financial reporting to remediate the deficiencies that gave rise to the material weakness. Specifically, we implemented the following internal control improvements in the first quarter of 2009.

•	Changes in scope activities related to clinical trials are required to be formally documented and executed through change orders processed on a timely basis.

•

Our finance department is now required to review all material clinical contracts (including amendments) and evaluate the underlying clinical expense estimations against the financial terms of the contract on a quarterly basis.

•

A finance-department representative will meet with a representative of our clinical development department to validate the completeness of the agreements, including informal or “in process” agreements.

•	A communication or “confirmation” with our contracted Clinical Research Organizations will occur quarterly regarding work performed.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the first quarter of fiscal 2009.

Limitations of the Effectiveness of Internal Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Our risk factors are set forth below in their entirety. We have made material changes from those risk factors included with our Annual Report on Form 10-K for the year ended December 31, 2008 for those risk factors pertaining to:

•	Our sales of ZADAXIN (thymalfasin or thymosin alpha 1) may fluctuate due to seasonality of product orders;

•	Our stock price may be volatile;

•	Final results from our proposed or ongoing clinical trials for thymalfasin, SCV-07 and RP 101 may differ materially from interim or pre-clinical trial results;

•	We contract with third parties who may be our sole source suppliers for our clinical trial and commercial products;

•	We need to obtain regulatory approval for thymalfasin, RP101, SCV-07 and DCBead for the intended indications that we are evaluating;

•	We are subject to currency rate fluctuations;

•	Any recurrence of Severe Acute Respiratory Syndrome (SARS) or the outbreak of a different contagious disease may effect us;

•	Our investments are subject to certain risks; and

•	We may be subject to intellectual property claims and litigation.

We also added a risk factor regarding risks should we engage in acquisitions and a risk factor regarding relying on third parties for development of our products.

We may not be able to successfully develop or commercialize our products.

While we have sales of ZADAXIN (thymalfasin or thymalfasin alpha 1) in certain markets, regulatory approval does not exist at this time for ZADAXIN for the key markets of the United States, Europe and Japan and, in this respect ZADAXIN is still being developed. In 2006 we acquired the rights to distribute the DC Bead in China, but we must receive regulatory approval before we can commercialize this product. Our other potential products presently are SCV-07 and RP101, and each of them is in an earlier stage of development than ZADAXIN. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

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

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For the three month periods ended March 31, 2009 and 2008, approximately 97% and 94%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and existing and potential competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy, which may be more likely to occur with the global economic slowdown currently taking place.

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

Our sales for the quarter ended June 30, 2003 were greatly affected by the demand in China for ZADAXIN in connection with the treatment of SARS. To date, SARS has not re-emerged, like influenza, as a seasonal public health problem. However, if SARS or a similar epidemic were to emerge, it is not possible to predict what effect, if any, this would have on future sales of ZADAXIN. Although we do not market ZADAXIN for use in treating epidemic diseases such as SARS or Influenza A (H1N1), if ZADAXIN is purchased in connection with outbreaks of seasonal viral contagions, product sales could become more concentrated in certain quarters of the calendar year, quarterly sales levels could fluctuate and sales in any quarter may not be indicative of sales in future periods.

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

Our common stock is listed on NASDAQ. As of May 7, 2009, the closing bid price of our common stock was $1.77. On March 23, 2009, the NASDAQ suspended its requirement to maintain a minimum bid price of $1.00 and also suspended the rules requiring a minimum market value of publicly held shares through Friday, July 17, 2009. However, these rules will be reinstated Monday, July 20, 2009. If we fail to meet NASDAQ’s listing criteria our common stock may be delisted. Our common stock would thereafter be traded in the non-NASDAQ, over-the-counter market. If our common stock were delisted, it may be more difficult to dispose of, or get an accurate market value of, our common stock. This could severely limit our common shareholders’ ability to sell our common stock in the secondary market.

We have a history of operating losses and an accumulated deficit. Although we reported net income of $96,000 for the three months ended March 31, 2009, we have experienced significant operating losses in the past, and as of March 31, 2009, we had an accumulated deficit of approximately $177 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue over the next few years, we may not achieve profitability in the future.

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

Final results from our proposed or ongoing clinical trials for thymalfasin, SCV-07, and RP101 may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient drop out rates or adverse side effects, future actions by the United States Food and Drug Administration (FDA) or equivalent regulatory authorities in Europe or other countries or additional expenses.

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

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated side effects and/or drug interactions that may significantly decrease the likelihood of regulatory approval. On November 5, 2008, we announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (peg-IFN-2a) and ribavirin (RBV) as a treatment for patients with hepatitis C virus (HCV) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained virological response (SVR) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (Completer Population), the primary endpoint was achieved with statistical significance. These results did not meet our expectations based upon prior clinical trials. Similarly, the results of our thymalfasin phase 2 melanoma clinical trial do not necessarily predict future clinical or commercial success. Finally, the results of studies in SCV-07, including a phase 2a for HCV, and RP101 pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidate clinical trials may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; clinical trials may be halted due to safety reasons; patient drop out rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the Chinese State Food and Drug Administration (SFDA) may not approve our products for commercialization or may require additional clinical trial data prior to approving our products; and/or our future expenses and ability to proceed with a trial may be dependent in part on finding a partner. Moreover, if the outcome of any of these trials is unsuccessful, or even if successful, does not achieve commercially meaningful results, our business could be harmed.

We rely on third parties who are our sole source suppliers for our clinical trial and commercial products and their inability to deliver products that meet our quality-control standards could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. For example, Biocompatibles is the sole supplier of DC Bead, RESprotect is the sole supplier of RP101 and Solvay Peptides S.A. is our sole supplier of SCV-07. Any unanticipated deficiencies in these suppliers, and/or recall of the manufacturing lots or similar action regarding the pegylated interferon alpha, ribavirin or gemcitabine used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these suppliers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products and impair our competitive position.

Further, any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk API product for the manufacture of ZADAXIN for our current markets, including China. During 2009, we have experienced quality-control problems with a component of our ZADAXIN kit. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify a new supplier for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position.

We are in the process of registering new suppliers for ZADAXIN with regulatory agencies in markets where thymalfasin is approved for sale. This process, quality assurance and other steps could cause delays or interruptions of supply in certain other markets. In some countries, a manufacturing change may require additional regulatory approvals that may delay thymalfasin marketing approvals in new markets. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN either quickly enough or at a commercially reasonable cost, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. If any of our suppliers are unable to match our need for supply, either because of product defects, inability to increase supply in the face of increased demand, or maintain financially viable businesses, our ability to effect our sales and protect our brand reputation would be materially impaired, thereby materially and adversely affecting our sales and results of operations.

We rely on third parties for development of our products and the inability of any of these parties to reliably, timely or cost-effectively provide us with their obligated services could materially harm the timing of bringing our products to market and accordingly adversely affect our business.

We rely on third parties, as well as contract research organizations, medical institutions, clinical investigators, contract laboratories, and collaborative partners in the conduct of clinical trials for our product candidates. If these parties, whom we do not control, do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines or choose not to continue their relationship with us, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical or clinical activities may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates.

We may engage in acquisitions and must successfully integrate any acquired products or companies in order to avoid a material disruption to our business and materially adverse effects to our financial results.

We may engage in one or more acquisitions of products or companies. Acquisitions involve numerous risks, including the following:

•	difficulties and costs in integrating the operations, technologies, products and personnel of the acquired businesses;

•

inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company’s or businesses’ procedures and controls;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies; and

•	difficulty in forecasting revenues and margins.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or

•	become subject to litigation.

Mergers and acquisitions of biotechnology companies inherently entail risk, and no assurance can be given that any future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance of the continued prospects or success of such products or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

In December 2005 and June 2006, we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results made Sigma-Tau’s efforts to fully recruit patients for the ZADAXIN phase 3 HCV triple therapy combination trial, ongoing at that time, more difficult and enrollment took longer than planned. Enrollment of the 553 patients in this trial was completed in December 2006. A patient who drops out at any point during a trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts may affect the pancreatic cancer phase 2 clinical trial for RP101, the oral mucositis phase 2 clinical trial for SCV-07, or our anticipated HCV phase 2 trial for SCV-07 and other trials we conduct.

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

If we do not obtain regulatory approval for thymalfasin, RP101, SCV-07 or the DC Bead for the intended indications that we are evaluating, our revenues will be limited and our operating results may be materially affected.

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

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the renminbi in a narrow currency trading band that may or may not fluctuate based upon government policy. Depending on market conditions and the state of the Chinese economy, it is possible that China could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the United States dollar and U.S. interest rates. A trend to a stronger U.S. dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

Any recurrence of SARS or the outbreak of a different contagious disease such as the Avian Flu, Influenza A (H1N1) or similar pandemic may adversely impact our operations and some of our key customers.

The 2003 SARS outbreak was most notable in China and a small number of cases were reported in 2004. There was no significant impact to our ability to fill customer orders. However, if there were to be another outbreak of SARS or a different contagious disease, such as Avian Flu or Influenza A (H1N1), and if our employees contracted the disease or were restricted from performing routine sales activities, our business could be materially harmed. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

Our investments are subject to certain risks which could materially adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of March 31, 2009, we held $1,584,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments.

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

As a result, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term is limited or may not exist. We have written down our ARS investments $216,000 as of March 31, 2009, and we have reclassified these holdings to long-term. Should our ARS investments continue to lose value, or should any of our other cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

New accounting pronouncements may impact our financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such pronouncement was issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R had a significant impact on our results of operations, although it has no impact on our cash or overall financial position. For the three months ended March 31, 2009 and 2008, we recognized $357,000 and $497,000, respectively, of stock-based compensation expense in accordance with FAS 123R.

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

Our commercial success depends in part on our not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, U.S. patent applications may be kept confidential for 12 or more months while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published nine months or more after filing. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, regardless of merit, would require us to devote resources and attention that could have been directed to our operations and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of March 31, 2009, no director or officer has such a plan however an officer or director may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters To a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

10.56(1)	Settlement Agreement between Sigma-Tau Finanziaria, S.p.A and SciClone Pharmaceuticals, Inc. dated March 30, 2009.

10.57(1)	Letter Agreement related to Thymosin Alpha 1 between SciClone Pharmaceuticals, Inc. and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A., dated March 30, 2009.

10.58(2)	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.59(2)	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.60(3)	Change in Control Agreement between Mr. Gary Titus and SciClone Pharmaceuticals, Inc. dated December 8, 2008.

10.61(3)	Amendment No. 1 to Loan and Security Agreement between Silicon Valley Bank, SciClone Pharmaceuticals International Ltd., and SciClone Pharmaceuticals International China Holding Ltd dated March 30, 2009.

31.1(3)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(3)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(3)	Section 1350 Certification of Chief Executive Officer.

32.2(3)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference from the Company’s Current Report on form 8-K filed on April 1, 2009.

(2)	Incorporated by reference from the Company’s Current Report on form 8-K filed on April 8, 2009.

(3)	Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: May 11, 2009	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.56(1)	Settlement Agreement between Sigma-Tau Finanziaria, S.p.A and SciClone Pharmaceuticals, Inc. dated March 30, 2009.

10.57(1)	Letter Agreement related to Thymosin Alpha 1 between SciClone Pharmaceuticals, Inc. and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A., dated March 30, 2009.

10.58(2)	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.59(2)	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.60(3)	Change in Control Agreement between Mr. Gary Titus and SciClone Pharmaceuticals, Inc. dated December 8, 2008.

10.61(3)	Amendment No. 1 to Loan and Security Agreement between Silicon Valley Bank, SciClone Pharmaceuticals International Ltd., and SciClone Pharmaceuticals International China Holding Ltd dated March 30, 2009.

31.1(3)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(3)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(3)	Section 1350 Certification of Chief Executive Officer.

32.2(3)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference from the Company’s Current Report on form 8-K filed on April 1, 2009.

(2)	Incorporated by reference from the Company’s Current Report on form 8-K filed on April 8, 2009.

(3)	Filed Herewith.