Form 10-Q
period 2009-06-30
SCICLONE PHARMACEUTICALS INC
filed 2009-08-06
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, 46,288,078 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,860,000	$27,673,000
Restricted short-term investments	70,000	69,000
Other short-term investments	47,000	100,000
Accounts receivable	24,351,000	11,927,000
Inventories	7,286,000	6,056,000
Prepaid expenses and other current assets	1,594,000	2,191,000

Total current assets	55,208,000	48,016,000
Property and equipment, net	888,000	861,000
Intangible assets, net	227,000	262,000
Long-term investments	1,583,000	1,485,000
Restricted long-term investments	402,000	388,000
Other assets	814,000	893,000

Total assets	$59,122,000	$51,905,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,674,000	$2,195,000
Accrued compensation and employee benefits	1,488,000	2,578,000
Accrued professional fees	835,000	727,000
Other accrued expenses	2,775,000	2,966,000
Accrued clinical trials expense	584,000	315,000
Accrued clinical trials expense due to related party	1,485,000	1,442,000
Deferred revenue	21,000	—

Total current liabilities	8,862,000	10,223,000
Long-term liabilities	940,000	779,000
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 46,288,078 and 46,219,562 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	46,000	46,000
Additional paid-in capital	218,691,000	217,704,000
Accumulated other comprehensive (loss) income	(2,000)	3,000
Accumulated deficit	(169,415,000)	(176,850,000)

Total stockholders’ equity	49,320,000	40,903,000

Total liabilities and stockholders’ equity	$59,122,000	$51,905,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Product sales	$21,971,000	$13,834,000	$37,040,000	$24,468,000

Cost of product sales	3,289,000	2,511,000	5,833,000	4,478,000

Gross margin	18,682,000	11,323,000	31,207,000	19,990,000

Operating expenses:
Research and development	3,669,000	4,466,000	8,634,000	11,888,000
Related party research and development	14,000	69,000	43,000	196,000
Sales and marketing	4,924,000	4,192,000	9,152,000	8,140,000
General and administrative	2,619,000	2,860,000	5,659,000	5,881,000

Total operating expenses	11,226,000	11,587,000	23,488,000	26,105,000

Income (loss) from operations	7,456,000	(264,000)	7,719,000	(6,115,000)
Interest and investment income	40,000	124,000	105,000	385,000
Interest and investment expense	(51,000)	—	(100,000)	—
Other income, net	46,000	17,000	23,000	54,000

Income (loss) before provision for income tax	7,491,000	(123,000)	7,747,000	(5,676,000)
Provision for income tax	152,000	196,000	312,000	302,000

Net income (loss)	$7,339,000	$(319,000)	$7,435,000	$(5,978,000)

Basic net income (loss) per share	$0.16	$(0.01)	$0.16	$(0.13)
Diluted net income (loss) per share	$0.16	$(0.01)	$0.16	$(0.13)

Weighted average shares used in computing:
Basic net income (loss) per share	46,240,774	46,219,562	46,230,226	46,204,804
Diluted net income (loss) per share	46,660,484	46,219,562	46,334,280	46,204,804

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$7,435,000	$(5,978,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash expense related to employee stock options	877,000	992,000
Depreciation and amortization	265,000	157,000
Realized gain on auction rate securities	(98,000)	—
Other non-cash expense	79,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,424,000)	(5,004,000)
Inventories	(1,220,000)	172,000
Prepaid expenses and other assets	497,000	762,000
Accounts payable and other accrued expenses	(712,000)	(1,842,000)
Accrued compensation and employee benefits	(1,090,000)	(53,000)
Accrued clinical trials expense	269,000	(1,144,000)
Accrued clinical trials expense due to related party	43,000	196,000
Accrued professional fees	108,000	140,000
Deferred revenue	21,000	27,000
Long-term liabilities	161,000	(130,000)

Net cash used in operating activities	(5,789,000)	(11,705,000)
Investing activities:
Purchases of property and equipment	(157,000)	(28,000)
Proceeds from maturities of short-term investments	44,000	2,293,000
Purchases of short-term investments	—	(900,000)

Net cash (used in) provided by investing activities	(113,000)	1,365,000
Financing activities:
Proceeds from issuances of common stock, net	100,000	149,000

Net cash provided by financing activities	100,000	149,000

Effect of exchange rate changes on cash and cash equivalents	(11,000)	47,000

Net decrease in cash and cash equivalents	(5,813,000)	(10,144,000)
Cash and cash equivalents, beginning of year	27,673,000	31,817,000

Cash and cash equivalents, end of year	$21,860,000	$21,673,000

Supplemental disclosures of cash flow information:
Income taxes paid related to foreign operations	$294,000	$297,000

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

Cost accruals for clinical trials are based upon estimates of work completed under service agreements, milestones achieved, patient enrollment and past experience with similar contracts. The Company’s estimates of work completed and associated cost accruals include its assessments of information received from third-party contract research organizations and the overall status of clinical trial activities. The estimates are updated on a recurring basis as new information becomes available. Any changes in estimates are recorded in the period of the change.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company, except for sales to a new market where acceptance requirements have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has not had product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of June 30, 2009 or December 31, 2008 in the condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$7,339,000	$(319,000)	$7,435,000	$(5,978,000)

Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	46,240,774	46,219,562	46,230,226	46,204,804
Effect of dilutive warrants	32,889	—	24,953	—
Effect of dilutive stock options	386,821	—	79,101	—

Weighted-average shares outstanding used to compute diluted net income (loss) per share	46,660,484	46,219,562	46,334,280	46,204,804
Basic net income (loss) per share	$0.16	$(0.01)	$0.16	$(0.13)
Diluted net income (loss) per share	$0.16	$(0.01)	$0.16	$(0.13)

For the three months ended June 30, 2009 and 2008, 7,002,834 and 8,131,880 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, 8,747,053 and 7,698,419 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2007, Emerging Issues Task Force (“EITF”) No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties and how payments between parties to the collaborative arrangement should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective the Company’s fiscal year beginning January 1, 2009. The adoption of EITF 07-1 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development (“IPR&D”) to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R was effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of the Company’s future business combination transactions, SFAS 141R may have a material impact on the Company’s consolidated financial position and/or results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. However, securities of an issuer that are redeemable at the option of the holder or outside the control of the issuer continue, pursuant to SEC Accounting Series Release (“ASR”) 268 and EITF Topic D-98, to be classified outside stockholders’ equity. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the condensed consolidated statement of operations. SFAS 160 is effective for the Company as of January 1, 2009. Depending on the nature and magnitude of the Company’s future business transactions, SFAS 160 may have a material impact on the Company’s consolidated financial position and/or results of operations.

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of June 30, 2009. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”). FSP 157-4 provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and determining when a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP 107-1 and APB 28-1 also require that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of FSP 107-1 and APB 28-1 did not have an impact on its consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and are to be applied to existing and new investments held by the Company as of the beginning of the period in which they are adopted. FSP 115-2 and 124-2 amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments for debt and equity securities. The adoption of FSP 115-2 and 124-2 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

2. Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, available-for-sale investments, and trading securities at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses for Less Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,725,000	$—	$—	$3,725,000
Money market funds	10,000	—	—	10,000
U.S. term deposits	18,125,000	—	—	18,125,000

Total cash and cash equivalents	$21,860,000	$—	$—	$21,860,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76,000	$—	$—	$76,000
Restricted long-term Italian state bonds maturing in 2013	448,000	—	(46,000)	402,000
Corporate equity securities	51,000	—	(10,000)	41,000

Total available-for-sale investments	$575,000	$—	$(56,000)	$519,000

Long-term trading security investments:
Long-term auction rate securities maturing after 20 years	$1,583,000	$—	$—	$1,583,000

Total long-term trading security investments	$1,583,000	$—	$—	$1,583,000

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,277,000	$—	$—	$9,277,000
Money market funds	1,969,000	—	—	1,969,000
U.S. term deposits	16,427,000	—	—	16,427,000

Total cash and cash equivalents	$27,673,000	$—	$—	$27,673,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$120,000	$—	$—	$120,000
Restricted long-term Italian state bonds maturing in 2013	448,000	—	(60,000)	388,000
Corporate equity securities	51,000	—	(2,000)	49,000

Total available-for-sale investments	$619,000	$—	$(62,000)	$557,000

Long-term trading security investments:
Long-term auction rate securities maturing after 20 years	$1,485,000	$—	$—	$1,485,000

Total long-term trading security investments	$1,485,000	$—	$—	$1,485,000

As of June 30, 2009, available-for-sale securities included $70,000 in restricted short-term investment, $47,000 in other short-term investments and $402,000 in restricted long-term investments. As of December 31, 2008, available-for-sale securities included $69,000 in restricted short-term investment, $100,000 in other short-term investments and $388,000 in restricted long-term investments. The Company believes the unrealized losses on its available-for-sale investments are temporary and attributable to recent economic slowdown. The Company has the intent and ability to hold the investments until recovery to par value.

As of June 30, 2009, the Company held $1,583,000 in fair value of auction rate securities (“ARS”) as trading securities. The ARS are investments with contractual maturities generally between 0 and 34 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. All of the Company’s ARS are rated by one or more of the major independent rating agencies as either AAA or Aaa, except for one holding that has a credit rating of A3. Disruptions in the credit markets have adversely affected the market for ARS. The Company classified its ARS trading securities as long-term assets on its Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 because of its inability to determine when the investments in ARS would sell. However, the Company does not believe that the underlying securities or collateral have been permanently affected.

In November 2008, the Company accepted an Auction Rate Securities Rights Offer (the “Settlement Agreement”) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company received the right to require UBS AG to purchase the Company’s ARS beginning in 2010 (the “Rights”). The Company held approximately $1,800,000, at par value, of eligible ARS with UBS as of June 30, 2009. By entering into the Settlement Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of Financial Accounting Standards Board (“FASB”) Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and has recorded the Put Option in other assets in its consolidated balance sheet. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company’s fair value election was intended to create accounting symmetry with its fair value accounting of the ARS.

The recording of the fair value changes to the Put Option and the recording of the fair value changes of the ARS trading securities resulted in net realized gains of $42,000 and $19,000, respectively, to our condensed consolidated statements of operations for the three and six-month periods ended June 30, 2009. As of June 30, 2009 the combined fair value of the Put Option and ARS was $1,789,000 which represented 99% of the par value of the ARS. The Company anticipates that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS. Further, the Company expects to receive the ARS par value of $1,800,000 subsequent to June 29, 2010 related to its Settlement Agreement.

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

The following financial instruments were measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at June 30, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Money market funds	$10,000	$—	$—	$10,000
U.S. term deposits	18,125,000	—	—	18,125,000
Certificates of deposit	—	76,000	—	76,000
Corporate equity securities	41,000	—	—	41,000
Restricted long-term Italian state bonds	402,000	—	—	402,000
Long-term auction rate securities	—	—	1,583,000	1,583,000
Put Option	—	—	206,000	206,000

Total	$18,578,000	$76,000	$1,789,000	$20,443,000

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2009 for which quoted market prices do not exist and observable inputs are unavailable:

	Auction Rate Securities	Put Option
Balance at December 31, 2008	$1,485,000	$285,000

Total realized gain (loss) included in net income	98,000	(79,000)

Balance at June 30, 2009	$1,583,000	$206,000

The Company had no unrealized losses for the six months ended June 30, 2009 relating to those assets for which the Company utilized Level 3 inputs to determine fair value that were still held by the Company at June 30, 2009.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

4. Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$3,871,000	$1,605,000
Work in progress	1,807,000	1,525,000
Finished goods	1,608,000	2,926,000

	$7,286,000	$6,056,000

5. Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	June 30, 2009	December 31, 2008
Prepaid clinical trial expense	$493,000	$625,000
Value added tax receivable	432,000	432,000
Prepaid insurance	278,000	658,000
Prepaid rent	100,000	45,000
Prepaid interest and dividends	11,000	36,000
Other prepaid expenses	280,000	395,000

	$1,594,000	$2,191,000

6. Accrued Expenses

The following is a summary of other accrued expenses:

	June 30, 2009	December 31, 2008
Accrued sales and marketing expenses	$1,212,000	$1,228,000
Accrued manufacturing costs	655,000	657,000
Accrued taxes	257,000	241,000
Accrued royalties	246,000	266,000
Accrued annual reports expense	39,000	115,000
Short-term deferred rent	113,000	113,000
Other	253,000	346,000

	$2,775,000	$2,966,000

7. Long-term Liabilities

The following is a summary of long-term liabilities:

	June 30, 2009	December 31, 2008
Long-term deferred rent	$854,000	$768,000
Long-term lease deposit	11,000	11,000
Accrued compensation and employee benefits	75,000	—

	$940,000	$779,000

8. Lines-of-Credit

Silicon Valley Bank

In November 2008, the Company and its subsidiaries, SciClone Pharmaceuticals International Ltd. (“SPIL”) and SciClone Pharmaceuticals International China Holding Ltd. (“SPIL China”) as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank under which the Company may borrow up to $6,000,000 (the “Credit Facility”). The Credit Facility is a line-of-credit that permits borrowing up to $6,000,000 for a term of 36 months, subject to certain sublimits, including $2,500,000 for letters of credit. The Credit Facility is secured by a first priority secured interest in all of the Company’s assets, other than intellectual property, and a credit insurance policy insuring certain foreign account receivable assets. The Company, as the parent of SPIL and SPIL China, is the guarantor of the Credit Facility.

The line of credit bears interest at the bank’s prime rate (4%) plus 1.75% (5.75% at June 30, 2009) on outstanding balances. Subsequent to November 14, 2009, the Company will be subject to an unused line fee and minimum monthly interest. The Company is required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined. The Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The Company capitalized $228,000 in costs associated with the origination of the facility, which are being amortized to other expense over the term of the loan agreement. The Company also capitalized $126,000 in credit insurance premiums related to the line of credit that are being amortized over the policy period. The line of credit expires in November 2011, and upon termination all amounts borrowed must be repaid in full.

As of June 30, 2009, the Company had no outstanding borrowings under the line of credit, and there was $6,000,000 available for future borrowing.

UBS Bank USA

On April 30, 2009, the Company was approved for a Credit Line (the “UBS Credit Line”) with UBS Bank USA (“UBS Bank”) that will provide up to an aggregate amount of $1,100,000 in the form of an uncommitted, demand, revolving line of credit in connection with its previous acceptance of an offer from UBS AG and its affiliates (“UBS”) of certain rights to require UBS to repurchase $1,800,000 (par value) of auction rate securities that UBS had previously sold to the Company. The UBS Credit Line will be secured only by such auction rate securities and proceeds from sales of the auction rate securities will be applied to repayment of the UBS Credit Line.

Advances under the UBS Credit Line will be made on a “no net cost” basis, meaning that the interest paid by the Company on such advances will not exceed the interest or dividends paid to the Company by the issuer of the auction rate securities.

The UBS Credit Line also provides, among other things, that UBS Bank may demand full or partial repayment of the UBS Credit Line or terminate and cancel the UBS Credit Line at its sole discretion and without cause at any time; provided that in such case UBS Bank would be required to provide the Company alternative financing on substantially similar terms or repurchase the auction rate securities at par, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank and the Company is terminated for cause by UBS Bank. As of June 30, 2009, the Company had no outstanding borrowings under the UBS Credit Line.

9. Shareholders’ Equity

Stock Award Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the options expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years. Certain options granted under the Plans vest over shorter periods. During the six months ended June 30, 2009, the Company granted a total of 2,194,000 stock options and 68,516 shares were exercised.

Stock Based Compensation

The fair value of each stock option granted under our Plans is estimated on the date of grant using the Black-Scholes options valuation model and the single option approach with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.17%	3.12%	1.76%	2.79%
Dividend yield	—	—	—	—
Volatility factor of the expected market price of our common stock	71.30%	65.60%	70.29%	66.33%
Weighted-average expected life of option (years)	4.83	4.83	4.83	4.83

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend assumption is based on the Company’s history and expectations of no dividend payouts. Expected volatility is based on the historical volatility of the Company’s stock. The expected life of options is derived from historical data on employee exercises and terminations.

The Company amortizes the compensation cost over the vesting period, which is generally four years, using the straight-line attribution method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008 is based on awards expected to ultimately vest. FASB Statement No. 123(R) Share-Based Payment (“FAS 123R”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

On March 6, 2009, the Company granted a total of 340,000 shares of the Company’s common stock as performance-based options. The options have an exercise price of $1.08 and will fully vest upon the grantees meeting agreed upon performance goals on or before December 31, 2011. If the performance goal is met, each option has a ten year term measured from the date of grant. If the performance goal is not met on or before December 31, 2011, the option expires in its entirety. The grant date fair value per share of each of the awards is $0.62 and has been calculated using the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 1.72%; dividend yield of 0%; volatility factor of 70.19% and expected term of 4.83 years. For the three and six months ended June 30, 2009, the Company has not recorded option expense related to these awards. The Company will only recognize such option expense in the event that the Company determines that it is probable that the performance goal(s) will be achieved.

As of June 30, 2009, unamortized compensation expense related to unvested options was approximately $3,217,000. The weighted average period over which compensation expense related to these options will be recognized is 3.44 years. The weighted-average fair value per share of options granted during the three months ended June 30, 2009 and 2008 was $1.30 and $1.00, respectively. The weighted-average fair value per share of options granted during the six months ended June 30, 2009 and 2008 was $0.69 and $1.03, respectively.

10. Comprehensive Income (Loss)

The following table summarizes components of total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$7,339,000	$(319,000)	$7,435,000	$(5,978,000)
Other comprehensive income (loss):
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	26,000	—	14,000	—
Net change in unrealized gains/losses on available for sale securities	23,000	(65,000)	(8,000)	(181,000)
Foreign currency translation	6,000	(3,000)	(11,000)	53,000

Total comprehensive income (loss)	$7,394,000	$(387,000)	$7,430,000	$(6,106,000)

The following table summarizes the components of accumulated other comprehensive (loss) income:

	June 30, 2009	December 31, 2008
Net unrealized losses on available-for-sale securities	$(10,000)	$(2,000)
Net unrealized loss and foreign currency translation adjustment on foreign-denominated available-for-sale securities	(46,000)	(60,000)
Cumulative foreign currency translation adjustment	54,000	65,000

Accumulated other comprehensive (loss) income	$(2,000)	$3,000

11. Income Taxes

Provision for income tax of $152,000 and $196,000 for the three months ended June 30, 2009 and 2008, respectively, and $312,000 and $302,000 for the six months ended June 30, 2009 and 2008, respectively, related to the Company’s foreign operations in the People’s Republic of China (“China”). The Company’s statutory tax rate in China is 20% for 2009.

The Company has not recorded any United States (“U.S.”) federal or state income tax expense for the three or six month periods ended June 30, 2009 or 2008. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $43,056,000 at June 30, 2009. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

The domestic and foreign components of pre-tax income (loss) for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Domestic	$(4,234,000)	$(5,251,000)	$(10,338,000)	$(12,930,000)
Foreign	11,725,000	5,128,000	18,085,000	7,254,000

Pre-tax income (loss)	$7,491,000	$(123,000)	$7,747,000	$(5,676,000)

12. Related Party Transactions

The Company has licensed to Sigma-Tau exclusive ZADAXIN (thymalfasin or thymosin alpha 1) development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently the Company’s largest shareholder. Under the agreement with Sigma-Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on ZADAXIN’s use as part of a triple therapy in treating HCV patients. The Company paid Sigma-Tau approximately $2,509,000 through June 30, 2009 of funding support during the course of patient enrollment and trial period. The Company will also pay a $1,500,000 milestone payment upon completion of the final report. The Company’s accounting policy for recording funding amounts due to Sigma-Tau is to record the amounts to research and development expense over the trial period including the period of completion of the final report. Based on the level of activity in this trial, the Company has recorded approximately $14,000 and $69,000 of research and development expense related to this trial for the three months ended June 30, 2009 and 2008, respectively, and has recorded $43,000 and $196,000 of research and development expense related to this agreement in the six-month periods ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company had accrued clinical trial expenses of $1,485,000 and $1,442,000, respectively, due to Sigma-Tau.

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

13. Commitments

In April 2007, the Company acquired the exclusive rights in the United States and Canada to develop and commercialize RP101, a clinical-stage compound for the treatment of cancer. Under the terms of the agreements with Resistys, Inc., a wholly-owned subsidiary of Avantogen Oncology, Inc., and with RESprotect GmbH (“RESprotect”), the Company may be obligated to pay post phase 3 success-based regulatory and commercial milestone payments up to $22,000,000, and royalties on future sales. The Company has entered into an agreement with Pharmaceuticals Research Associates, Inc. (“PRA”) for Clinical Trials Management Services, for a randomized, double blind, placebo controlled, phase 2 study evaluating the efficacy and safety of RP101 for the treatment of pancreatic cancer. The estimated cost of PRA’s management services and pass-through costs is $8,500,000 and $3,000,000, respectively, of which $8,738,000 had been paid to PRA by the Company and another $66,000 was due and payable as of June 30, 2009. The Company has also entered into a supply agreement with RESprotect to purchase RP101 from RESprotect for clinical trials and for commercial purposes following regulatory approval. Under the terms of the supply agreement, the Company and RESprotect will share the scale-up costs required to manufacture RP101 prior to and after FDA approval. The Company’s share of the scale-up costs is estimated to be €1,448,000 through June 2010, of which €1,228,000 ($1,878,000) was paid by the Company to RESprotect through June 30, 2009, leaving a balance of approximately €220,000 ($309,000 at June 30, 2009 conversion rates) to be paid.

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

As of June 30, 2009, the Company recorded $113,000 and $854,000 in short-term and long-term deferred rent respectively. As of December 31, 2008, the Company recorded $113,000 and $768,000 in short-term and long-term deferred rent respectively.

The Company also leases various office facilities abroad and equipment under non-cancelable lease agreements and subleases certain real property to a third party. Future minimum lease payments and sublease rental income under facility and equipment operating lease agreements as of June 30, 2009, were as follows:

Year ended:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2009	$882,000	$63,000	$819,000
2010	1,793,000	121,000	1,672,000
2011	1,784,000	—	1,784,000
2012	1,490,000	—	1,490,000
2013	1,432,000	—	1,432,000
Thereafter	744,000	—	744,000

	$8,125,000	$184,000	$7,941,000

14. Subsequent Event

In July 2009, the Company entered into a licensing agreement with APR Applied Pharma Research S. A. (“APR”) granting the Company the commercialization rights for APR’s anti-nausea drug oral thin film formulation ondansetron RapidFilmTM for China and Vietnam. Ondansetron RapidFilm is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy and surgery. Based on an expected European approval and subsequent Chinese bio-equivalency study, the Company plans to file for product registration with the State Food and Drug Administration of China (“SFDA”) in 2010. The Company believes it can obtain regulatory approval in 2011. In connection with this agreement, the Company will pay an upfront payment of $1,000,000 and will be required to pay certain milestone payments upon regulatory approval and future sales volume. The Company has a ten year period of exclusivity in China and Vietnam following regulatory approval.

The Company has evaluated its subsequent events for disclosure in this Quarterly Report on Form 10-Q through August 6, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission.

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

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a profit driven, global pharmaceutical company with a substantial international business and a product portfolio of novel therapies for cancer and infectious diseases. We are focused on international sales growth, a cost-containing clinical development strategy, and expense management. ZADAXIN®, our brand of thymalfasin or thymosin alpha 1 and our primary product, is sold in over 30 countries for the treatment of the hepatitis B virus (“HBV”) and the hepatitis C virus (“HCV”), certain cancers and as a vaccine adjuvant. Our current cash position, our $6.0 million available line of credit, and the profit margin from our product sales provide the financial resources for continued growth in our international business and for development of our pipeline of phase 2 and 3 drug candidates, including: thymalfasin for stage IV melanoma, for which we have reached agreement with the FDA on the design of a phase 3 trial, RP101 for the treatment of pancreatic cancer, and SCV-07 for the delay of onset of severe oral mucositis in patients receiving chemoradiation therapy for the treatment of cancers of the head and neck and for the treatment of HCV. We have exclusive commercialization and distribution rights to DC BeadTM in China where the product is under regulatory review. We also have commercialization and distribution rights to an anti-nausea drug ondansetron RapidFilmTM in the People’s Republic of China (“China”) and Vietnam, for which we are seeking regulatory approval.

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

In July 2009, we entered into a licensing agreement with APR Applied Pharma Research S.A. (“APR”), granting us the commercialization rights for APR’s anti-nausea drug ondansetron RapidFilmTM for China and Vietnam. Ondansetron RapidFilm is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy and surgery. Based on an expected European approval and subsequent Chinese bio-equivalency study, we plan to file for product registration with the State Food and Drug Administration (“SFDA”) of China in 2010. We believe we can obtain regulatory approval in 2011. In connection with this agreement, we will pay an upfront payment of $1,000,000 and will be required to pay certain milestone payments based on regulatory approval and future sales volume. We have a ten year period of exclusivity in China and Vietnam following regulatory approval.

Together with our partner Sigma-Tau, we have engaged in preclinical work to determine the potential of ZADAXIN to enhance the immune response to novel pandemic flu H1N1 vaccines. ZADAXIN is approved in Italy and twelve other countries for influenza vaccine enhancement in immunocompromised patients or as an immune stimulant.

Animal studies are currently underway to assess the possibility that one or two injections would suffice. If successful, a small, brief clinical study in a targeted population would follow. We are currently building inventories to address the potential increased demand associated with this healthcare situation.

        We have recently learned from the SFDA regarding our regulatory application of DC Bead, a product for the treatment of liver cancer, that in order for the agency to complete its review, we will be required to conduct a small local trial to supplement data obtained from a previous study performed in Hong Kong by Ronnie Poon, MD. If the trial, which is planned to commence during the third quarter of 2009, is positive, we expect to receive regulatory approval for DC Bead in the second half of 2010. DC Bead is approved in 40 countries worldwide, including the US (as LC Bead™) and Europe.

SciClone continues its clinical development program potential with three product candidates being studied in four indications. Our latest stage opportunity is ready for a phase 3 trial which will evaluate thymalfasin as a therapy for stage IV melanoma. We estimate that this is a $200 million market opportunity worldwide. If the targeted patient group can be extended to the adjuvant setting through additional clinical trials, we believe the global market opportunity could increase by approximately $500 million. We are in the process of seeking a partner for this phase 3 trial prior to initiating enrollment and do not intend to proceed with the trial unless we reach agreement with a partner.

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

Our third product candidate, SCV-07, is being studied in two indications: oral mucositis and HCV. During the fourth quarter of 2008, SCV-07 entered phase 2 clinical development to assess the safety and efficacy of SCV-07 for the delay of onset of severe oral mucositis in subjects receiving chemoradiation therapy for the treatment of cancers of the head and neck. In this multi-center, randomized, double-blind, placebo-controlled dose-ranging study, we plan to enroll approximately 60 patients and expect to complete enrollment of this trial before the end of 2009 and to report results in the first half of 2010.

In September 2008, we reported what we believe are promising results from our proof-of-concept phase 2a clinical trial using SCV-07 as a sole agent administered to patients chronically infected with HCV. The trial was designed to evaluate the effect of SCV-07 on hepatitis C viral load, as well as on other measures of immune response. SCV-07 demonstrated activity in some treated patients in the higher dosage groups, and the decrease in viral load in these patients was accompanied by an increase in a biomarker which is usually correlated with an immunological response against HCV. Additionally, SCV-07 was shown to be generally safe and well-tolerated with no dose limiting toxicities or serious adverse events reported. We are planning to initiate a phase 2b trial for SCV-07 in HCV in the second half of 2009.

We manufacture ZADAXIN, RP101 and SCV-07 through third party contract manufacturers, and we conduct our research and development efforts principally through arrangements with clinical research sites, contract research organizations and universities.

We believe our cash on hand, ongoing revenue generating business operations and $6 million available line of credit will be sufficient to fund our current business activities for the foreseeable future. During this period, our results may fluctuate from quarter to quarter and we may report quarterly losses. Our ability to sustain operating profitability will be impacted by numerous factors including expansion of our sales efforts for ZADAXIN, the regulatory approval process including the timing of United States Food and Drug Administration (“FDA”) or international regulatory approvals, the number, timing, costs and results of pre-clinical and clinical trials of our products, market acceptance of ZADAXIN, and potentially of SCV-07, DC Bead, ondansetron RapidFilm and RP101, the timing of orders for ZADAXIN from international markets, particularly China, and the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements.

Recent Accounting Pronouncements

In December 2007, Emerging Issues Task Force (“EITF”) No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties and how payments between parties to the collaborative arrangement should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective our fiscal year beginning January 1, 2009. The adoption of EITF 07-1 did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development (“IPR&D”) to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R was effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141R may have a material impact on our consolidated financial position and/or results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. However, securities of an issuer that are redeemable at the option of the holder or outside the control of the issuer continue, pursuant to SEC Accounting Series Release (“ASR”) 268 and EITF Topic D-98, to be classified outside stockholders’ equity. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the condensed consolidated statement of operations. SFAS 160 is effective for us as of January 1, 2009. Depending on the nature and magnitude of our future business transactions, SFAS 160 may have a material impact on our consolidated financial position and/or results of operations.

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by us for which there was no active market as of June 30, 2009. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on our consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”). FSP 157-4 provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and determining when a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP 107-1 and APB 28-1 also require that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Our adoption of FSP 107-1 and APB 28-1 did not have an impact on our consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and are to be applied to existing and new investments held by the Company as of the beginning of the period in which they are adopted. FSP 115-2 and 124-2 amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments for debt and equity securities. The adoption of FSP 115-2 and 124-2 did not have a material effect on our consolidated results of operations or consolidated financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The adoption of SFAS 165 did not have a material impact on our consolidated results of operations or consolidated financial position.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We have not made any significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Total Revenues

Product sales were $21,971,000 and $37,040,000 for the three and six-month periods ended June 30, 2009, respectively, as compared to $13,834,000 and $24,468,000 for the corresponding period in 2008. Our revenue growth was attributable to higher volume of ZADAXIN which we believe was primarily due to increased demand as a result of the H1N1 flu virus, further market penetration in China, and a modest increase in prices from the 2008 to 2009 periods. For the three and six-month periods ended June 30, 2009, product sales to China were $21,227,000 and $35,816,000, or 97% of sales, respectively, as compared to $13,068,000 and $23,058,000, respectively, or 94% of sales, for the corresponding period in 2008. All product sales in each period were derived from sales of ZADAXIN. Although revenues were higher than expected in the second quarter of 2009, largely due to higher demand for ZADAXIN related to the H1N1 flu virus, for the remainder of 2009, we expect our quarterly sales growth to return to levels more consistent with our established business.

For the three-month period ended June 30, 2009, sales to two importing agents in China accounted for approximately 66% and 31% of our product sales. For the three-month period ended June 30, 2008, sales to three importing agents in China accounted for approximately 65%, 17% and 12% of our product sales. For the six-month period ended June 30, 2009, sales to two importing agents in China accounted for approximately 66% and 31% of our product sales. For the six-month period ended June 30, 2008, sales to two importing agents in China accounted for approximately 67% and 21% of our product sales. The two largest customers were the same importing agents in each of these periods.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 85% and 84% for the three and six-month periods ended June 30, 2009, respectively, as compared to 82% for both the corresponding periods in 2008. We expect cost of product sales, and hence gross margin on product sales, to vary slightly from period to period, depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory. For the three and six-month periods ended June 30, 2008, we recorded a charge of $630,000 associated with our finished goods inventory related to vials made obsolete due to labeling requirements arising from our renewed import license. No charges were recorded by us associated with our product inventory during the three or six-month periods ended June 30, 2009. The lower gross margin on product sales for the 2008 three and six-month periods also resulted from higher royalty expense recorded during those periods, as compared to the corresponding 2009 period.

Research and Development

Research and development expenses were $3,683,000 for the three-month period ended June 30, 2009, as compared to $4,535,000 for the corresponding period in 2008. The decrease in research and development expense was mainly due to a $190,000 and $64,000 decrease in clinical trial and travel and entertainment expense, respectively, as a result of an investigator meeting for the Company’s RP101 clinical trial that occurred in the three month period ended June 30, 2008 that did not recur in the corresponding 2009 period, a $212,000 decrease in preclinical pharmacology costs, a $149,000 decrease in scale up costs to manufacture RP101, a decrease of $123,000 in drug process development costs and a decrease of approximately $57,000 in employee recruitment fees.

Research and development expenses were $8,677,000 for the six-month period ended June 30, 2009, as compared to $12,084,000 for the corresponding period in 2008. During the six-months ended June 30, 2008, research and development expenses included $1,320,000 related to a milestone payment upon first patient dosing in the RP101 phase 2 clinical trial and we incurred drug development and manufacturing costs of approximately $1,906,000 mainly related to the scale up and manufacture of RP101 and purchase of Gemcitabine, the current standard of care and a companion drug for RP101 in our RP101 clinical trial. There were no similar expenses for the corresponding period of 2009. Research and development expenses also decreased during the six months ended June 30, 2009 as a result of a decrease of $274,000 in recruitment fees, a decrease of $430,000 in preclinical pharmacology costs, a decrease of $123,000 in drug process development costs, and a decrease of $196,000 in travel and entertainment expenses. These decreases were partially offset by increased clinical trial expenses of approximately $757,000 related to our RP101 and SCV-07 mucositis clinical trials as a result of increased enrollment in these trials during the 2009 period.

The initiation and continuation of our clinical development programs has had, and will continue to have, a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular year for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our costs in total for 2009 relating to research and development will decrease compared to 2008 due to reduced spending related to our phase 2 clinical trial for RP101. However, we expect increased research and development expenses in the second half of 2009 associated with H1N1 animal and, potentially human studies; timing of other clinical development expenses; and costs of in-licensing products for China. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $4,924,000 for the three-month period ended June 30, 2009, as compared to $4,192,000 for the corresponding period in 2008. The increased level of sales and marketing expenses was primarily due to $415,000 of additional conference expense as a result of increased local seminar participation and sales meetings and $197,000 of additional compensation and benefits expenses as we continued to expand sales efforts for ZADAXIN for the 2009 period.

Sales and marketing expenses were $9,152,000 for the six-month period ended June 30, 2009, as compared to $8,140,000 for the corresponding period in 2008. The increased level of sales and marketing expenses was primarily due to $569,000 of additional conference expense as a result of increased local seminar participation and sales meetings and $353,000 of additional compensation and benefits expenses as we continued to expand sales efforts for ZADAXIN for the 2009 period. We expect sales and marketing expenses for 2009 to be higher than those incurred in 2008 due to increased sales efforts associated with our growing international business.

General and Administrative

General and administrative expenses were $2,619,000 for the three-month period ended June 30, 2009, as compared to $2,860,000 for the corresponding period in 2008. The lower levels of general and administrative expenses were primarily due to decreased compensation and benefits expenses of $171,000 mainly related to severance costs recorded during the 2008 period and decreased employment recruiting costs of $118,000.

General and administrative expenses were $5,659,000 for the six-month period ended June 30, 2009, as compared to $5,881,000 for the corresponding period in 2008. The lower levels of general and administrative expenses were primarily due to a decrease of $249,000 in accounting and professional fees and a decrease of $181,000 in employment recruiting costs, partially offset by an increase of $130,000 for office expense and an increase of $112,000 in rent expense of which both increases related to the expansion of our corporate office during the six month period ended June 30, 2009.

We believe that general and administrative expense for 2009 will remain at a comparable level to 2008, although these expenses may vary from quarter to quarter.

Interest and Investment Income and Expense

Interest and investment income was $40,000 for the three-month period ended June 30, 2009, as compared to $124,000 for the corresponding period in 2008, and was $105,000 for the six-month period ended June 30, 2009, as compared to $385,000 for the corresponding period in 2008. The decrease was primarily due to lower interest earned on cash balances in the 2009 periods.

Interest and investment expense was $51,000 and $100,000 for the three and six-month periods ended June 30, 2009, respectively, and relates to amortization of loan origination fees related to our line of credit. There was no interest and investment expense recorded for the three and six-month periods ended June 30, 2008.

Provision for Income Tax

Provision for income tax was $152,000 and $196,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and was $312,000 and $302,000 for the six-month periods ended June 30, 2009 and 2008, respectively, and relates to our foreign operations in China. The decrease in provision for income tax for the three-month period ended June 30, 2009, as compared to the corresponding period in 2008, related to a tax rate adjustment in China. Our statutory tax rate in China is approximately 20% for 2009.

We have not recorded any United States (“U.S.”) federal or state income tax expense for the three or six month periods ended June 30, 2009 or 2008. Undistributed earnings of our foreign subsidiaries amounted to approximately $43,056,000 at June 30, 2009. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 97 and 121 days as of June 30, 2009 and 2008, respectively. The majority of our sales are to customers in China where our accounts receivable collections have standard credit terms ranging from 90 to 180 days. During the fourth quarter of 2008, our largest customer in China agreed to payment terms of 90 days instead of 180 days in order to procure from us increased volume of ZADAXIN and a volume discount. This change resulted in a reduction in our days’ sales outstanding as of June 30, 2009, compared to June 30, 2008. We believe that the 90 day credit terms with our largest customer in China will continue into the foreseeable future.

At June 30, 2009 and December 31, 2008, we had $21,977,000 and $27,842,000, respectively, in cash, cash equivalents and short-term investments. The decrease in cash for the six months ended June 30, 2009 mainly related to an increase of $12,424,000 in our accounts receivable, partially offset by net income of $7,435,000. We currently estimate cash, cash equivalents and short-term investments at December 31, 2009 will be lower than the balance at December 31, 2008. The expected decrease in this balance is primarily attributable to cash expected to be used in operations.

The short-term investments consist primarily of highly liquid marketable securities. Our restricted short-term investment of $70,000 as of June 30, 2009 relates to a letter of credit secured by a certificate of deposit to facilitate our value added tax filings in Europe.

Our restricted long-term investment of $402,000 at June 30, 2009 consists of Italian state bonds purchased to facilitate our value added tax filings in Europe.

As of June 30, 2009, we held at fair value $1,583,000 of auction rate securities (“ARS”) as trading securities. The ARS are investments with contractual maturities generally between 0 and 34 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. All of our ARS are rated by one or more of the major independent rating agencies as either AAA or Aaa, except for one holding that has a rating of A3.

Disruptions in the credit markets have adversely affected the market for ARS. We classified our ARS trading securities as long-term assets on our Condensed Consolidated Balance Sheet as of June 30, 2009 because of our inability to determine when the investments in ARS would sell. However, we do not believe that the underlying securities or collateral have been permanently affected and we continue to earn interest on our ARS.

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

The enforceability of the Rights results in the creation of an asset akin to a put option (the “Put Option”). We have the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS. The Put Option is a free standing asset separate from the ARS. We recorded a net gain of $19,000 in other expense related to the net fair value changes of our Put Option and ARS included in our results of operations for the six months ended June 30, 2009.

We will continue to classify the ARS investments as long-term on our consolidated balance sheet until such time the investments become short-term. We believe that even with the possible requirement to hold all such securities until June 30, 2010, our remaining cash and cash equivalents, short-term investments and $6.0 million available line of credit will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Net cash used in operating activities totaled $5,789,000 and $11,705,000 for the six months ended June 30, 2009 and 2008, respectively. Net cash used in operating activities of $5,789,000 for the six months ended June 30, 2009 was comprised primarily of net income of $7,435,000 which was adjusted for non-cash items such as stock-based compensation expense of $877,000, depreciation and amortization of $265,000, and $14,347,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase of $12,424,000 in accounts receivable due to an increase in sales and normal fluctuations in the timing of payments received from customers, an increase of $1,220,000 in inventory due to increased sales demand, and a net decrease of $1,090,000 in accrued compensation and benefits primarily as a result of the payment of our fiscal year 2008 incentive bonus payments to employees occurring during the six months ended June 30, 2009.

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

Net cash used in investing activities amounted to $113,000 for the six-month period ended June 30, 2009, compared to cash provided by investing activities of $1,365,000 for the six-month period ended June 30, 2008. The change in the 2009 period was primarily due to a $1,349,000 decrease in net proceeds from the sales and purchases of marketable securities and a $129,000 increase in purchases of fixed assets mainly related to the expansion of our corporate office facility as compared to the prior year period.

Net cash provided by financing activities amounted to $100,000 and $149,000 for the six-month periods ended June 30, 2009 and 2008, respectively, and consisted of proceeds from issuance of common stock under our employee stock option plan.

To provide us additional flexibility in managing our operations and funding our clinical trials, in November 2008, SciClone and its subsidiaries, SciClone Pharmaceuticals International Ltd. (“SPIL”) and SciClone Pharmaceuticals International China Holding Ltd. (“SPIL China”) as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank under which we may borrow up to $6,000,000 (the “Credit Facility”). The Credit Facility is a line-of-credit that permits borrowing up to $6,000,000 for a term of 36 months, subject to certain sublimits, including $2,500,000 for letters of credit. The Credit Facility is secured by a first priority secured interest in all of our assets, other than intellectual property, and a credit insurance policy insuring certain foreign account receivable assets. SciClone Pharmaceuticals, Inc., as the parent of SPIL and SPIL China, is the guarantor of the Credit Facility.

The line of credit bears interest at the bank’s prime rate (4%) plus 1.75% (5.75% at June 30, 2009) on outstanding balances. Subsequent to November 14, 2009, we will be subject to an unused line fee and minimum monthly interest. We are required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The line of credit expires in November 2011, and upon termination all amounts borrowed must be repaid in full. As of June 30, 2009, there were no outstanding borrowings under the line of credit, and there was $6,000,000 available for future borrowing.

We believe our cash on hand, ongoing revenue generating business operations and $6.0 million line of credit will be sufficient to fund current business activities for the foreseeable future. However, we intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations and funding our clinical trials. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings will be sufficient to conduct and complete further clinical trials. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

Contractual Obligations

During the six-month period ended June 30, 2009, we renewed our operating lease agreements for our Shanghai and Beijing office facilities to extend the term of the leases and we entered into an operating lease agreement for our Vietnam office. Minimum future rental payments under facility and equipment operating lease agreements, net of sublease income, at June 30, 2009 amount to a total of $819,000 remaining in 2009, $1,672,000 in 2010, $1,784,000 in 2011, $1,490,000 in 2012, $1,432,000 in 2013, and $744,000 in 2014.

There were no other material changes during the six-month period ended June 30, 2009 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2008.

Related Party Transactions

None of our officers or directors, other than Dr. Camerini, Dr. Jones and Mr. Lapointe, as set forth below, was involved in related party transactions in the three-month period ended June 30, 2009.

We have licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were our stockholders at the time this transaction was entered into, and are currently our largest shareholder. Under our agreement with Sigma-Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on thymalfasin’s use as part of a triple therapy in treating HCV patients. We paid Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period through June 30, 2009. We will also pay a $1,500,000 milestone payment upon completion of the final report, expected later in 2009. Our accounting policy for recording funding amounts due to Sigma-Tau is to record the amounts to research and development expense over the trial period including the period of completion of the final report. Based on the level of activity in this trial, we have recorded approximately $43,000 and $196,000 of research and development expense related to this trial in the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, we had accrued clinical trial expenses of $1,485,000 and $1,442,000, respectively, due to Sigma-Tau.

On March 30, 2009, we entered into a settlement agreement (the “Settlement Agreement”) with the affiliates of Sigma-Tau (the “Sigma-Tau Group”). We issued a press release on March 31, 2009 (the “Press Release”), announcing the execution of the Settlement Agreement and a commercial agreement referred to herein as the “ZADAXIN Agreement,” as well as certain actions that we have taken to implement the provisions of the Settlement Agreement. The Press Release, Settlement Agreement and ZADAXIN Agreement are exhibits to our Current Report on Form 8-K which we filed with the SEC on April 1, 2009.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three-month period ended June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, and U.S. Treasury, or U.S. government agency notes. In the past, we also invested in highly-rated, auction rate securities. The auction rate securities are classified as trading securities as of June 30, 2009, and consequently, are recorded on the balance sheet at fair value with realized gains or losses reported as income (loss). All of our investments mature within one year from date of purchase except for the auction rate securities whose ultimate maturities range from 22 to 34 years, and our Italian state bonds that mature in 2013. Our holdings in investments, of any one issue, do not exceed 2% of our cash, cash equivalents and investments. Our investments in our investment securities are subject to interest rate risk. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term notes and maintain an average maturity of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $14,000 decrease (0.6%) in fair value of our available-for-sale and trading securities. This potential change is based on sensitivity analyses performed on our financial position at June 30, 2009. Actual results may differ materially. We do not hold any derivative financial instruments to manage our interest rate risks.

We determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 that requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. We categorized our $1,800,000 par value ARS as Level 3 and have classified them as long-term assets as of June 30, 2009 due to the failures in the markets to provide quoted market prices for the ARS securities as well as the lack of any correlation to these instruments to other observable market data. We valued these securities using a pricing model. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program-FFELP), the probability of the auction succeeding or the security being called, an illiquidity discount factor, and tax status. At June 30, 2009, the ARS were recorded at their determined fair value of $1,583,000 and the loss of $217,000 had been realized in our financial statements. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take further losses or gains for these securities.

We have recorded our Put Option at its fair value of $206,000 in other assets in the accompanying consolidated balance sheet as of June 30, 2009. We estimate the fair value of the Put Option based on a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and amount of cash flows for the expected holding period. These inputs reflect our assumptions about risk, developed based on the best information available in the circumstances. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this asset, which may lead us in the future to record gains or losses for this asset.

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

Changes in Internal Controls

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there have been no such changes during the second quarter of fiscal 2009 and that the changes in internal controls implemented in the first quarter of 2009 remediated the material weakness identified in our Form 10-K for the period ended December 31, 2008.

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

Our risk factors are set forth below in their entirety. The list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock. We have made material changes from those risk factors included with our Annual Report on Form 10-K for the year ended December 31, 2008 for those risk factors pertaining to:

•	Our sales of ZADAXIN (thymalfasin or thymosin alpha 1) may fluctuate due to seasonality of product orders;

•	Our stock price may be volatile;

•	Substantial sales of our stock or of equity in our subsidiaries or the exercise or conversion of options or convertible securities may impact the market price of our common stock;

•	Final results from our proposed or ongoing clinical trials for thymalfasin, SCV-07, RP 101, and DC Bead may differ materially from interim or pre-clinical trial results;

•	We contract with third parties who may be our sole source suppliers for our clinical trial and commercial products;

•	We need to obtain regulatory approval for thymalfasin, RP101, SCV-07, ondansetron RapidFilm and DC Bead for the intended indications that we are evaluating;

•	We are subject to currency rate fluctuations;

•	Any recurrence of Severe Acute Respiratory Syndrome (SARS), H1N1 flu virus, or the outbreak of a different contagious disease may affect us;

•	Our investments are subject to certain risks;

•	New legislation may impact our financial positions or results of operations;

•	We may be subject to intellectual property claims and litigation, and

•	We also added a risk factor regarding risks should we engage in acquisitions and a risk factor regarding relying on third parties for development of our products.

We may not be able to successfully develop or commercialize our products.

While we have sales of ZADAXIN (thymalfasin or thymalfasin alpha 1) in certain markets, regulatory approval does not exist at this time for ZADAXIN for the key markets of the United States, Europe and Japan and, in this respect ZADAXIN is still being developed. In 2006, we acquired the rights to distribute DC Bead in China, but we must receive regulatory approval before we can commercialize this product. We previously believed that regulatory approval for DC Bead in China would be forthcoming in 2009; however, we were informed by the Chinese State Food and Drug Administration (SFDA) that we will be required to conduct a small local trial in China to supplement data already obtained from a previous DC Bead study performed in Hong Kong and submit additional data before the agency can approve DC Bead for use in China. We anticipate this study will commence in the third quarter of 2009, following the protocol used previously in the Hong Kong study. We expect this trial will take 12 months to complete and analyze the results. If the trial results are positive, the Company expects to receive regulatory approval for DC Bead in the second half of 2010. Our other potential products presently are SCV-07, RP101, and ondansetron RapidFilm and each of them is in an earlier stage of development than ZADAXIN. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

To fully develop our products, we will need to commit substantial resources to extensive research, development, pre-clinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. For DC Bead, we are obligated to pay half of the costs in our efforts to obtain regulatory approval in China and, due to recent events, the total amount of costs for DC Bead will increase. For RP101, we are obligated to make milestone payments if a phase 3 trial is successful. For ondansetron RapidFilm, we are obligated to make a milestone payment upon regulatory approval. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

We have not yet sold any product other than ZADAXIN and our sales have been primarily to a single country, China. Our future revenue growth depends to a great extent on increased market acceptance and commercialization of ZADAXIN in additional countries, as well as our ability to increase sales in China. If we fail to successfully market ZADAXIN or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products, such as ondansetron RapidFilm, DC Bead, RP101 and SCV-07. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products.

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN in most of Europe. Biocompatibles is providing SciClone with the necessary supporting documents to obtain regulatory approval in China for DC Bead, APR Applied Pharma Research S.A. is providing SciClone with the necessary supporting documents to obtain regulatory approval in China and Vietnam for ondansetron RapidFilm, and RESprotect is primarily responsible for the scale-up of production for RP101. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and some have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

Our revenue is dependent on our sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries, with the overwhelming majority of revenues for ZADAXIN to date coming from China. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For the six month periods ended June 30, 2009 and 2008, approximately 97% and 94%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy, which may be more likely to occur with the global economic slowdown currently taking place.

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

Our ZADAXIN sales and operations in other parts of China and the world are subject to a number of risks and increasing regulations, including difficulties and delays in obtaining registrations, renewals of registrations, permits, pricing approvals and reimbursement, increasing regulation of product promotion and selling practices, unexpected changes in regulatory requirements and political instability. In addition, we recently experienced a strong upsurge in ZADAXIN sales which we believe is attributable both to the increasing penetration of ZADAXIN within the Chinese market, as well as concerns in China from the H1N1 flu virus. Although we believe that ZADAXIN sales will return to levels more consistent with our established business, distributors and hospitals in China could ultimately be found to have been stockpiling more ZADAXIN that needed for current use in anticipation of potential shortages. If distributors and hospitals that purchase ZADAXIN have indeed been stockpiling more ZADAXIN than needed for current use, our sales of ZADAXIN may suffer as distributors and hospitals use ZADAXIN already in their inventory before purchasing additional product from us. This could lead to uneven future revenue results for ZADAXIN and in turn materially impact our cash flow and business condition.

We are also subject to the laws and regulations of other countries regarding the marketing, sale and distribution of our products in those countries where approvals have been obtained. We experience other issues with managing foreign sales operations including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries also exposes us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, complying with reimbursement rules or compliance with foreign country or applicable U.S. laws, adverse or mixed outcome of clinical studies anywhere in the world, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results could be adversely affected. Moreover, our operations throughout the world including in particular across China, are potentially subject to the laws and regulations of the United States including the Foreign Corrupt Practices Act, in addition to the laws and regulations of the local countries. Regulation in China of the activities in the pharmaceutical industry has increased and may continue to undergo significant and unanticipated changes. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfy all applicable laws, our business would be harmed.

Our sales of ZADAXIN may fluctuate due to seasonality of product orders and sales in any quarter may not be indicative of future sales.

Our sales for the quarter ended June 30, 2009 were greatly affected by the demand in China for ZADAXIN in connection with treatment of Influenza A (H1N1). In addition, our sales for the quarter ended June 30, 2003 were greatly affected by the demand in China for ZADAXIN in connection with the treatment of SARS. To date, SARS has not re-emerged, like influenza, as a seasonal public health problem. However, it is not possible to predict what effect, if any, H1N1, SARS, or similar epidemics would have on future sales of ZADAXIN, if they were to emerge. Although we do not market ZADAXIN for use in treating epidemic diseases such as Influenza A (H1N1) or SARS, if ZADAXIN is purchased in connection with outbreaks of seasonal viral contagions, product sales could become more concentrated in certain quarters of the calendar year, quarterly sales levels could fluctuate and sales in any quarter may not be indicative of sales in future periods.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a United States-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of United States law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our management determined that as of December 31, 2008 we had a material weakness in our internal controls related to our failure to expense approximately $540,000 in research and development costs related to changes in the scope of activities performed by our clinical research organization during 2008. Although we have since taken steps to rectify this material weakness, there can be no assurance that we will be successful in this regard. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, including with respect to our clinical research expenses, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

•	progress and results of clinical trials involving thymalfasin, RP101, DC Bead and SCV-07;

•

progress of thymalfasin through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in the United States, Europe and Japan;

•	finding a partner for the phase 3 trial of thymalfasin for malignant melanoma;

•

progress of DC Bead and ondansetron RapidFilm through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China and Vietnam;

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

We have a history of operating losses and an accumulated deficit. Although we reported net income of $7,435,000 for the six months ended June 30, 2009, we have experienced significant operating losses in the past, and as of June 30, 2009, we had an accumulated deficit of approximately $169 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue over the next few years, we may not achieve profitability in the future.

We may need to obtain additional funding to support our long-term product development and commercialization programs.

We believe our cash on hand and ongoing business operations as well as our $6 million line of credit will be sufficient to fund current business activities for the foreseeable future. However, our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for ondansetron RapidFilm in China and Vietnam, the execution and successful completion of thymalfasin, SCV-07, DC Bead and RP101 clinical trials and securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. We may also need additional cash to fund a portion of the proposed phase 3 trial evaluating thymalfasin for stage IV melanoma if we are able to partner that program, and depending on the terms of any partnership. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

In May 2009, we filed a Form S-3 Shelf registration with the Securities and Exchange Commission (SEC) which was later declared effective by the SEC and will allow us to sell securities in one or more offerings. Future issuances of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock or sell equity in a subsidiary, the percentage ownership of our present stockholders of the respective entities will be reduced and the price of our common stock may fall.

Final results from our proposed or ongoing clinical trials for thymalfasin, SCV-07, RP101, ondansetron RapidFilm, and DC Bead may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient drop out rates or adverse side effects, future actions by the United States Food and Drug Administration (FDA) or equivalent regulatory authorities in Europe or other countries or additional expenses.

Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for ZADAXIN and other drug candidates in Europe and other major markets. We are also dependent on our ability to increase ZADAXIN sales in China and other markets. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize, through partnering, ZADAXIN for the treatment of melanoma in the United States, Europe and other major markets, RP101 in the United States and Canada, SCV-07 in major markets, excluding Russia, and ondansetron RapidFilm in China and Vietnam.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated side effects and/or drug interactions that may significantly decrease the likelihood of regulatory approval. On November 5, 2008, we announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (peg-IFN-2a) and ribavirin (RBV) as a treatment for patients with hepatitis C virus (HCV) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained virological response (SVR) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (Completer Population), the primary endpoint was achieved with statistical significance. These results did not meet our expectations based upon prior clinical trials. Similarly, the results of our thymalfasin phase 2 melanoma clinical trial do not necessarily predict future clinical or commercial success. Finally, the results of studies in DC Bead, SCV-07, including a phase 2a for HCV, and RP101 pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

        We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidate clinical trials may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; clinical trials may be halted due to safety reasons; patient drop out rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the SFDA may not approve our products for commercialization or may require additional clinical trial data prior to approving our products; and/or our future expenses and ability to proceed with a trial may be dependent in part on finding a partner. Moreover, if the outcome of any of these trials is unsuccessful, or even if successful, does not achieve commercially meaningful results, our business could be harmed.

We rely on third parties who are our sole source suppliers for our clinical trial and commercial products and their inability to deliver products that meet our quality-control standards could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. For example, Biocompatibles is the sole supplier of DC Bead, APR is the sole supplier of ondansetron RapidFilm, RESprotect is the sole supplier of RP101 and Solvay Peptides S.A. is our sole supplier of SCV-07. Any unanticipated deficiencies in these suppliers, and/or recall of the manufacturing lots or similar action regarding the pegylated interferon alpha, ribavirin or gemcitabine used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these suppliers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products and impair our competitive position.

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

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, DC Bead, ondansetron RapidFilm, SCV-07 or RP101, we may not be able to successfully market them.

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, and once commercialized, DC Bead, ondansetron RapidFilm, SCV-07 and RP101. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Reimbursement is generally not available for ZADAXIN in China and we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for DC Bead in China or ondansetron RapidFilm in China or Vietnam. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. Our commercial rights to RP101 are limited to the United States and Canada. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

We cannot predict the safety profile of the use of thymalfasin, RP101, DC Bead, ondansetron RapidFilm or SCV-07 when used in combination with other drugs.

Many of our trials involve the use of thymalfasin in combination with other drugs and our pancreatic cancer clinical trial involves RP101 in combination with gemcitabine. SCV-07 may be developed to be used in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, dacarbazine and gemcitabine are known to cause adverse patient reactions. We cannot predict how ZADAXIN, RP101, DC Bead, ondansetron RapidFilm or SCV-07 will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of thymalfasin, RP101, DC Bead, ondansetron RapidFilm or SCV-07 when used in certain combination therapies.

If we do not obtain regulatory approval for thymalfasin, RP101, SCV-07, ondansetron RapidFilm or DC Bead for the intended indications that we are evaluating, our revenues will be limited and our operating results may be materially affected.

Our ability to execute on our business strategy is largely dependent on our ability to obtain regulatory approval for the use of thymalfasin in major markets, for the use of RP101 in the United States, for the use of SCV-07 in major markets, excluding Russia, for the use of ondansetron RapidFilm in China and Vietnam, and for the use of DC Bead in China. The regulatory approval processes in the United States and Europe are demanding and typically require 12 months or more in the United States and 18 months or more in Europe from the date of submission of an NDA. We have committed significant resources, including capital and time, to develop these products, and intend to continue to do so, including the initiation and execution of additional clinical trials, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any revenue from these products in these major markets and our thymalfasin sales in other jurisdictions could decline.

In June 2006, we announced our agreement with Biocompatibles International plc. (Biocompatibles) to become the exclusive distributor in China of DC Bead, a chemotherapeutic drug delivery embolic agent designed to be used in the treatment of liver cancer. While DC Bead is approved in Europe for the use in the treatment of malignant hypervascularized tumors, it has not yet received regulatory approval in China. Biocompatibles is responsible, with our assistance and financial support for 50% of all costs, for seeking and obtaining the regulatory approval for marketing the product in China. We, on behalf of Biocompatibles, filed a regulatory submission in China in December 2006, and believed that regulatory approval for DC Bead would be forthcoming in 2009. However, we were recently informed by the SFDA that we will be required to conduct a small local trial in China to supplement data already obtained from a previous DC Bead study performed in Hong Kong and submit additional data before the agency can approve DC Bead for use in China. We anticipate this study will commence in the third quarter of 2009, following the protocol used previously in the Hong Kong study. We expect this trial will take 12 months to complete and analyze the results. If the trial results are positive, the Company expects to receive regulatory approval for DC Bead in the second half of 2010, however, we cannot give assurance that such submission will be approved by the regulatory authorities. If additional clinical trials in China are required as part of the regulatory process, the regulatory submission for marketing approval could be delayed for a considerable period of time, and there can be no assurance that the results of clinical trials would support a regulatory submission or that the regulatory authorities would approve the product to be commercialized and sold in China. To the extent that additional information or clinical trials are required by the regulatory authorities, or we do not receive regulatory approval in China, our future sales potential in China could be harmed.

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

China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within any nine month period. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on a limited number of importers, in any given quarter, to supply substantially all of our product in China. Because we use a small number of importing agents in China, our receivables from any one importing agent are material, and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected.

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

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (ARS) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of June 30, 2009, we held $1,583,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments.

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

As a result, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term is limited or may not exist. We have written down our ARS investments $217,000 as of June 30, 2009, and we have reclassified these holdings to long-term. Should our ARS investments continue to lose value, or should any of our other cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

New accounting pronouncements may impact our financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such pronouncement was issued in December 2004 by the Financial Accounting Standards Board (FASB) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R had a significant impact on our results of operations, although it has no impact on our cash or overall financial position. For the six months ended June 30, 2009 and 2008, we recognized $877,000 and $992,000, respectively, of stock-based compensation expense in accordance with FAS 123R.

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

Currently a majority of our revenue is generated form customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. President Obama’s administration has recently announced initiatives that would substantially reduce our ability to defer U.S. taxes including: repeal deferral of U.S. taxation of foreign earnings, eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminates various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into legislation, they could have a negative impact on our financial position and results of operations.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of June 30, 2009, no director or officer has such a plan however an officer or director may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

We held our Annual Meeting of Stockholders on June 9, 2009 to elect eight (8) directors and to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

At the Annual Meeting of Stockholders, all of the director nominees were elected by the following number of votes:

	For	Votes Withheld	Votes Against	Abstaining	Broker Non Votes
Dean S. Woodman	30,407,314	4,181,193	—	—	—
Friedhelm Blobel, Ph.D.	31,072,110	3,516,397	—	—	—
Roberto Camerini, M.D.	32,765,047	1,823,460	—	—	—
Richard J. Hawkins	30,615,949	3,972,558	—	—	—
Trevor M. Jones, Ph.D.	32,003,361	2,585,146	—	—	—
Gregg A. Lapointe	32,739,455	1,849,052	—	—	—
Ira D. Lawrence, M. D.	32,671,463	1,917,044	—	—	—
Jon S. Saxe	32,094,430	2,494,077	—	—	—

Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009 by the following number of votes: 33,636,604 for; 444,374 against; 507,529 abstaining; 0 withheld; and 0 broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
10.56(1)	Settlement Agreement between Sigma-Tau Finanziaria, S.p.A and SciClone Pharmaceuticals, Inc. dated March 30, 2009.

10.57(1)	Letter Agreement related to Thymosin Alpha 1 between SciClone Pharmaceuticals, Inc. and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A., dated March 30, 2009.

10.58(2)	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.59(2)	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.60(3)	Change in Control Agreement between Mr. Gary Titus and SciClone Pharmaceuticals, Inc. dated December 8, 2008.

10.61(3)	Amendment No. 1 to Loan and Security Agreement between Silicon Valley Bank, SciClone Pharmaceuticals International Ltd., and SciClone Pharmaceuticals International China Holding Ltd. dated March 30, 2009.

31.1(4)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(4)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(4)	Section 1350 Certification of Chief Executive Officer.

32.2(4)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2009.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.
(3)	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on May 11, 2009.
(4)	Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: August 6, 2009	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.56(1)	Settlement Agreement between Sigma-Tau Finanziaria, S.p.A and SciClone Pharmaceuticals, Inc. dated March 30, 2009.

10.57(1)	Letter Agreement related to Thymosin Alpha 1 between SciClone Pharmaceuticals, Inc. and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A., dated March 30, 2009.

10.58(2)	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.59(2)	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.60(3)	Change in Control Agreement between Mr. Gary Titus and SciClone Pharmaceuticals, Inc. dated December 8, 2008.

10.61(3)	Amendment No. 1 to Loan and Security Agreement between Silicon Valley Bank, SciClone Pharmaceuticals International Ltd., and SciClone Pharmaceuticals International China Holding Ltd. dated March 30, 2009.

31.1(4)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(4)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(4)	Section 1350 Certification of Chief Executive Officer.

32.2(4)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference from the Company’s Current Report on form 8-K filed on April 1, 2009.
(2)	Incorporated by reference from the Company’s Current Report on form 8-K filed on April 8, 2009.
(3)	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on May 11, 2009.
(4)	Filed Herewith.