Form 10-Q
period 2009-09-30
SCICLONE PHARMACEUTICALS INC
filed 2009-11-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, 47,204,644 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,916,000	$27,673,000
Restricted short-term investments	73,000	69,000
Other short-term investments	1,645,000	100,000
Accounts receivable	17,256,000	11,927,000
Inventories	8,539,000	6,056,000
Prepaid expenses and other current assets	1,647,000	2,191,000

Total current assets	62,076,000	48,016,000
Property and equipment, net	833,000	861,000
Intangible assets, net	210,000	262,000
Long-term investments	—	1,485,000
Restricted long-term investments	424,000	388,000
Other assets	1,084,000	893,000

Total assets	$64,627,000	$51,905,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,810,000	$2,195,000
Accounts payable due to related party	1,800,000	—
Accrued compensation and employee benefits	1,844,000	2,578,000
Accrued professional fees	693,000	727,000
Other accrued expenses	2,449,000	2,966,000
Accrued clinical trials expense	678,000	315,000
Accrued clinical trials expense due to related party	—	1,442,000
Deferred revenue	21,000	—

Total current liabilities	9,295,000	10,223,000
Long-term liabilities	967,000	779,000
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 47,204,644 and 46,219,562 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	47,000	46,000
Additional paid-in capital	221,628,000	217,704,000
Accumulated other comprehensive income	41,000	3,000
Accumulated deficit	(167,351,000)	(176,850,000)

Total stockholders’ equity	54,365,000	40,903,000

Total liabilities and stockholders’ equity	$64,627,000	$51,905,000

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Product sales	$17,240,000	$14,328,000	$54,280,000	$38,796,000
Cost of product sales	2,977,000	2,286,000	8,810,000	6,764,000

Gross margin	14,263,000	12,042,000	45,470,000	32,032,000

Operating expenses:
Research and development	4,284,000	4,637,000	12,918,000	16,525,000
Related party research and development	15,000	69,000	58,000	265,000
Sales and marketing	4,746,000	4,188,000	13,898,000	12,328,000
General and administrative	2,939,000	2,405,000	8,598,000	8,286,000

Total operating expenses	11,984,000	11,299,000	35,472,000	37,404,000

Income (loss) from operations	2,279,000	743,000	9,998,000	(5,372,000)

Interest and investment income	23,000	116,000	128,000	501,000
Interest and investment expense	(49,000)	—	(149,000)	—
Other (expense) income, net	(27,000)	(47,000)	(4,000)	7,000

Income (loss) before provision for income tax	2,226,000	812,000	9,973,000	(4,864,000)
Provision for income tax	162,000	39,000	474,000	341,000

Net income (loss)	$2,064,000	$773,000	$9,499,000	$(5,205,000)

Basic net income (loss) per share	$0.04	$0.02	$0.20	$(0.11)
Diluted net income (loss) per share	$0.04	$0.02	$0.20	$(0.11)

Weighted average shares used in computing:
Basic net income (loss) per share	46,615,473	46,219,562	46,360,053	46,209,759
Diluted net income (loss) per share	49,251,161	46,232,364	46,991,626	46,209,759

See notes to condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$9,499,000	$(5,205,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash expense related to employee stock options	1,306,000	1,414,000
Depreciation and amortization	398,000	243,000
Realized gain on auction rate securities	(97,000)	—
Other non-cash expense	96,000	—
Changes in operating assets and liabilities:
Accounts receivable	(5,329,000)	(5,176,000)
Inventories	(2,464,000)	(346,000)
Prepaid expenses and other assets	108,000	933,000
Accounts payable and other accrued expenses	(902,000)	(636,000)
Accounts payable due to related party	1,800,000	—
Accrued compensation and employee benefits	(734,000)	263,000
Accrued professional fees	(34,000)	241,000
Accrued clinical trials expense	363,000	(1,213,000)
Accrued clinical trials expense due to related party	(1,442,000)	(235,000)
Deferred revenue	21,000	733,000
Long-term liabilities	188,000	272,000

Net cash provided by (used in) operating activities	2,777,000	(8,712,000)
Investing activities:
Purchases of property and equipment	(170,000)	(103,000)
Proceeds from sales and maturities of investments	44,000	2,293,000
Purchases of investments	—	(1,348,000)

Net cash (used in) provided by investing activities	(126,000)	842,000
Financing activities:
Proceeds from issuances of common stock	2,600,000	149,000

Net cash provided by financing activities	2,600,000	149,000

Effect of exchange rate changes on cash and cash equivalents	(8,000)	66,000

Net increase (decrease) in cash and cash equivalents	5,243,000	(7,655,000)
Cash and cash equivalents, beginning of year	27,673,000	31,817,000

Cash and cash equivalents, end of year	$32,916,000	$24,162,000

Supplemental disclosures of cash flow information:
Income taxes paid related to foreign operations	$446,000	$380,000

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Significant Accounting Policies

Cash Equivalents and Investments

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. Substantially all the Company’s cash and cash equivalents are held by financial institutions that the Company believes are of high credit quality. At times, deposits may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s investments are held in government bonds, corporate and auction rate securities. The Company is exposed to credit risk in the event of default by the institutions holding the cash, cash equivalents and investments to the extent of the amounts recorded on the balance sheets.

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company, except for sales to a new market where acceptance requirements have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them, and they do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has not had product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of September 30, 2009 or December 31, 2008 in the condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

Fair Value Measurements

Where quoted prices are available in an active market, the Company determines fair value based upon quoted market prices, and classifies these values in level 1 of the valuation hierarchy. If quoted market prices are not available, fair value is based upon observable inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and are classified in level 2 of the valuation hierarchy. When quoted prices and observable inputs are unavailable, fair values are based on internally developed cash flow models and are classified in level 3 of the valuation hierarchy. The internally developed cash flow models primarily use, as inputs, estimates for interest rates and discount rates including yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the assets. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the assets including assumptions about risk developed based on the best information available in the circumstances.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$2,064,000	$773,000	$9,499,000	$(5,205,000)

Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	46,615,473	46,219,562	46,360,053	46,209,759
Effect of dilutive warrants	46,875	—	37,657	—
Effect of dilutive stock options	2,588,813	12,802	593,916	—

Weighted-average shares outstanding used to compute diluted net income (loss) per share	49,251,161	46,232,364	46,991,626	46,209,759

Basic net income (loss) per share	$0.04	$0.02	$0.20	$(0.11)
Diluted net income (loss) per share	$0.04	$0.02	$0.20	$(0.11)

For the three months ended September 30, 2009 and 2008, 1,666,117 and 8,178,605 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2009 and 2008, 6,826,442 and 7,880,302 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Reclassification

The prior years’ purchases of short-term investments have been combined with the prior years’ purchase of restricted long-term investment on the Company’s condensed consolidated statement of cash flows to conform to the current year presentation. These reclassifications had no effect on prior years’ net loss or stockholders’ equity.

Accounting Guidance

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance concerning: determining whether an arrangement constitutes a collaborative arrangement; how costs incurred and revenue generated on sales to third parties and how payments between parties to the collaborative arrangement should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The guidance is effective the Company’s fiscal year beginning January 1, 2009. The adoption did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance was effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of the Company’s future business combination transactions, this guidance may have a material impact on the Company’s consolidated financial position and/or results of operations.

In December 2007, the FASB issued authoritative guidance that requires noncontrolling interests in subsidiaries to be reported as a component of stockholders’ equity in the consolidated balance sheet. However, securities of an issuer that are redeemable at the option of the holder or outside the control of the issuer continue to be classified outside stockholders’ equity. The guidance also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the condensed consolidated statement of operations. The guidance is effective for the Company as of January 1, 2009, and depending on the nature and magnitude of the Company’s future business transactions, may have a material impact on the Company’s consolidated financial position and/or results of operations.

In October 2008 and April 2009, the FASB issued authoritative guidance that clarifies determining fair value measurements and annual and interim disclosures in a market that is not active and identifying transactions that are not orderly. This guidance is applicable to the valuation of auction-rate securities held by the Company for which there was an inactive market as of September 30, 2009. The guidance did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In April 2009, the FASB also issued guidance regarding Recognition and Presentation of Other-Than-Temporary Impairments which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments for debt and equity securities. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

2.	Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, available-for-sale investments, and trading securities at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,869,000	$—	$—	$7,869,000
Money market funds	12,000	—	—	12,000
Term deposits	25,035,000	—	—	25,035,000

Total cash and cash equivalents	$32,916,000	$—	$—	$32,916,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76,000	$—	$—	$76,000
Restricted long-term Italian state bonds maturing in 2013	448,000	—	(24,000)	424,000
Corporate equity securities	51,000	9,000	—	60,000

Total available-for-sale investments	$575,000	$9,000	$(24,000)	$560,000

Trading security investments:
Auction rate securities maturing after 20 years	$1,582,000	$—	$—	$1,582,000

Total trading security investments	$1,582,000	$—	$—	$1,582,000

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,277,000	$—	$—	$9,277,000
Money market funds	1,969,000	—	—	1,969,000
Term deposits	16,427,000	—	—	16,427,000

Total cash and cash equivalents	$27,673,000	$—	$—	$27,673,000

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$120,000	$—	$—	$120,000
Restricted long-term Italian state bonds maturing in 2013	448,000	—	(60,000)	388,000
Corporate equity securities	51,000	—	(2,000)	49,000

Total available-for-sale investments	$619,000	$—	$(62,000)	$557,000

Long-term trading security investments:
Long-term auction rate securities maturing after 20 years	$1,485,000	$—	$—	$1,485,000

Total long-term trading security investments	$1,485,000	$—	$—	$1,485,000

As of September 30, 2009, available-for-sale securities included $73,000 in restricted short-term investment, $63,000 in other short-term investments and $424,000 in restricted long-term investments. As of December 31, 2008, available-for-sale securities included $69,000 in restricted short-term investment, $100,000 in other short-term investments and $388,000 in restricted long-term investments. The Company believes the unrealized loss on its available-for-sale investment is temporary and attributable to recent economic slowdown. The Company has the intent and ability to hold the investment until recovery to par value.

As of September 30, 2009, the Company held $1,582,000 in fair value of auction rate securities (“ARS”) as trading securities in other short-term investments. The ARS are highly rated investments by one or more of the major independent rating agencies and have contractual maturities generally between 0 and 34 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. Disruptions in the credit markets have adversely affected the market for ARS. However, the Company does not believe that the underlying securities or collateral have been permanently affected.

In November 2008, the Company accepted an Auction Rate Securities Rights Offer (the “Settlement Agreement”) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company received the right to require UBS AG to purchase the Company’s ARS beginning in 2010 (the “Rights”). The Company held approximately $1,800,000, at par value, of eligible ARS with UBS as of September 30, 2009. By entering into the Settlement Agreement, the Company (1) received the right (the “Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. The Company has recorded the fair value of the Put Option in prepaid expenses and other current assets in its condensed consolidated balance sheet as of September 30, 2009. The Company’s fair value election was intended to create accounting symmetry with its fair value accounting of the ARS.

The recording of the fair value changes of the Put Option resulted in net realized losses of $18,000 and $96,000 for the three and nine-month periods ended September 30, 2009, respectively, recorded to other expense in the Company’s condensed consolidated statements of operations. The recording of the fair value changes to the ARS trading securities resulted in net realized gains of $1,000 and $97,000 for the three and nine-month periods ended September 30, 2009, respectively, recorded to other income in the Company’s condensed consolidated statements of operations. As of September 30, 2009 the combined fair value of the Put Option and ARS was $1,771,000 which represented 98% of the par value of the ARS. The Company anticipates that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS. Further, the Company expects to receive the ARS par value of $1,800,000 subsequent to June 29, 2010 related to its Settlement Agreement.

3.	Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
Money market funds	$12,000	$—	$—	$12,000
Term deposits	—	25,035,000	—	25,035,000
Certificates of deposit	—	76,000	—	76,000
Corporate equity securities	60,000	—	—	60,000
Restricted long-term Italian state bonds	424,000	—	—	424,000
Auction rate securities	—	—	1,582,000	1,582,000
Put option	—	—	189,000	189,000

Total	$496,000	$25,111,000	$1,771,000	$27,378,000

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets for the nine months ended September 30, 2009 for which quoted market prices do not exist and observable inputs are unavailable:

	Auction Rate Securities	Put Option
Balance at December 31, 2008	$1,485,000	$285,000
Total realized gain (loss) included in net income	97,000	(96,000)

Balance at September 30, 2009	$1,582,000	$189,000

The Company had no unrealized losses for the nine months ended September 30, 2009 relating to those assets for which the Company utilized level 3 inputs to determine fair value that were still held by the Company at September 30, 2009.

Other financial instruments, including accrued liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturity of these instruments.

4.	Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials	$3,212,000	$1,605,000
Work in progress	571,000	1,525,000
Finished goods	4,756,000	2,926,000

	$8,539,000	$6,056,000

5.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets:

	September 30, 2009	December 31, 2008
Prepaid clinical trial expense	$744,000	$625,000
Put option	189,000	—
Prepaid rent	100,000	45,000
Prepaid insurance	94,000	658,000
Value added tax receivable	—	432,000
Other prepaid expenses	520,000	431,000

	$1,647,000	$2,191,000

6.	Accrued Expenses

The following is a summary of other accrued expenses:

	September 30, 2009	December 31, 2008
Accrued sales and marketing expenses	$1,249,000	$1,228,000
Accrued taxes	344,000	241,000
Accrued royalties	261,000	266,000
Short-term deferred rent	113,000	113,000
Accrued annual reports expense	58,000	115,000
Accrued manufacturing costs	54,000	657,000
Other	370,000	346,000

	$2,449,000	$2,966,000

7.	Long-term Liabilities

The following is a summary of long-term liabilities:

	September 30, 2009	December 31, 2008
Long-term deferred rent	$843,000	$768,000
Long-term lease deposit	11,000	11,000
Accrued compensation and employee benefits	113,000	—

	$967,000	$779,000

8.	Lines-of-Credit

Silicon Valley Bank

In November 2008, the Company and its subsidiaries, SciClone Pharmaceuticals International Ltd. (“SPIL”) and SciClone Pharmaceuticals International China Holding Ltd. (“SPIL China”) as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank under which the Company may borrow up to $6,000,000 (the “Credit Facility”). The Credit Facility permits borrowing up to $6,000,000 for a term of 36 months, subject to certain sublimits, including $2,500,000 for letters of credit. The Credit Facility is secured by a first priority secured interest in all of the Company’s assets, other than intellectual property, and a credit insurance policy insuring certain foreign account receivable assets.

The line of credit bears interest at the bank’s prime rate plus 1.75% on outstanding balances. Subsequent to November 14, 2009, the Company will be subject to an unused line fee and minimum monthly interest. The Company is required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined. The Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The Company capitalized $223,000 in costs associated with the origination of the facility, which are being amortized to interest and investment expense over the term of the loan agreement. The Company also capitalized $126,000 in credit insurance premiums related to the line of credit that are being amortized over the policy period. The line of credit expires in November 2011, and upon termination all amounts borrowed must be repaid in full.

As of September 30, 2009, the Company had no outstanding borrowings under the line of credit, and there was $6,000,000 available for future borrowing.

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

The UBS Credit Line also provides, among other things, that UBS Bank may demand full or partial repayment of the UBS Credit Line or terminate and cancel the UBS Credit Line at its sole discretion and without cause at any time; provided that in such case UBS Bank would be required to provide the Company alternative financing on substantially similar terms or repurchase the auction rate securities at par, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank and the Company is terminated for cause by UBS Bank. As of September 30, 2009, the Company had no outstanding borrowings under the UBS Credit Line.

9.	Shareholders’ Equity

Stock Award Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the options expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years. Certain options granted under the Plans vest over shorter periods. During the nine months ended September 30, 2009, the Company granted options to purchase a total of 2,244,000 shares of common stock and options to purchase 985,082 shares were exercised. During the twelve months ended December 31, 2008, the Company granted options to purchase a total of 1,948,500 shares of common stock and options to purchase 98,000 shares were exercised.

Stock-Based Compensation

On March 6, 2009, the Company granted options to purchase a total of 340,000 shares of the Company’s common stock as performance-based awards. The options have an exercise price of $1.08 and will fully vest upon the grantees meeting agreed upon performance goals on or before December 31, 2011. If the performance goal is met, each option has a ten year term measured from the date of grant. If the performance goal is not met on or before December 31, 2011, the option expires in its entirety. The grant date fair value per share of each of the awards is $0.62 and has been calculated using the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 1.72%; dividend yield of 0%; volatility factor of 70.19% and expected term of 4.83 years. For the three and nine months ended September 30, 2009, the Company recorded approximately $7,000 of option expense related to these awards. The Company recognizes such option expense in the event that the Company determines that it is probable that the performance goal(s) will be achieved.

10.	Comprehensive Income (Loss)

The following table summarizes components of total comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$2,064,000	$773,000	$9,499,000	$(5,205,000)
Other comprehensive income (loss):
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	21,000	(43,000)	35,000	(43,000)
Net change in unrealized gains (losses) on available-for-sale securities	19,000	(46,000)	11,000	(226,000)
Foreign currency translation	3,000	12,000	(8,000)	64,000

Total comprehensive income (loss)	$2,107,000	$696,000	$9,537,000	$(5,410,000)

The following table summarizes the components of accumulated other comprehensive income:

	September 30, 2009	December 31, 2008
Net unrealized gain (loss) on available-for-sale securities	$9,000	$(2,000)
Net unrealized loss and foreign currency translation adjustment on foreign-denominated available-for-sale securities	(25,000)	(60,000)
Cumulative foreign currency translation adjustment	57,000	65,000

Accumulated other comprehensive income	$41,000	$3,000

11.	Income Taxes

Provision for income tax of $162,000 and $39,000 for the three months ended September 30, 2009 and 2008, respectively, and $474,000 and $341,000 for the nine months ended September 30, 2009 and 2008, respectively, related to the Company’s foreign operations in the People’s Republic of China (“China”). The Company’s statutory tax rate in China is 20% for 2009.

         The Company has not recorded any United States (“U.S.”) federal or state income tax expense for the three or nine-month periods ended September 30, 2009 or 2008. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $51,408,000 at September 30, 2009. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

The domestic and foreign components of pre-tax income (loss) for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Domestic	$(5,195,000)	$(5,005,000)	$(15,534,000)	$(17,935,000)
Foreign	7,421,000	5,817,000	25,507,000	13,071,000

Pre-tax income (loss)	$2,226,000	$812,000	$9,973,000	$(4,864,000)

12.	Related Party Transactions

The Company has licensed to Sigma-Tau Finanziaria S.p.A (“Sigma-Tau”) exclusive ZADAXIN (thymalfasin or thymosin alpha 1) development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were stockholders of the Company at the time this transaction was entered into, and are currently the Company’s largest shareholder. Under the agreement with Sigma-Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on ZADAXIN’s use as part of a triple therapy in treating HCV patients. The Company paid Sigma-Tau approximately $2,509,000 through September 30, 2009 of funding support during the course of patient enrollment and trial period. The Company also paid a $1,500,000 milestone payment upon completion of the final report to Sigma-Tau in October 2009. The Company’s accounting policy for recording funding amounts due to Sigma-Tau was to record the amounts to research and development expense over the trial period including the period of completion of the final report. Based on the level of activity in this trial, the Company has recorded approximately $15,000 and $69,000 of research and development expense related to this trial for the three months ended September 30, 2009 and 2008, respectively, and has recorded $58,000 and $265,000 of research and development expense related to this agreement in the nine-month periods ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company had accounts payable and accrued clinical trial expenses of $1,800,000 and $1,442,000, respectively, due to Sigma-Tau.

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

In July 2009, the Company entered into a licensing agreement with APR Applied Pharma Research S. A. (“APR”) granting the Company the commercialization rights for APR’s anti-nausea drug oral thin film formulation ondansetron RapidFilmTM for China and Vietnam. Ondansetron RapidFilm is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy and surgery. In connection with this agreement, in November 2009, the Company paid a $1,000,000 licensing payment to APR, and will be required to pay certain milestone payments upon regulatory approval and future sales volume. The Company has ten years of marketing and sales exclusivity from APR for China and Vietnam following regulatory approval.

14.	Subsequent Event

In October 2009, the Company implemented a reduction in its workforce of seven full-time employees, primarily in research and development. The restructuring follows the discontinuation of the Company’s RP101 phase 2 clinical trial and reflects the Company’s focus on a cost-containing clinical development strategy and expense management. The Company expects to complete the restructuring in the fourth quarter of 2009. The reduction in workforce is anticipated to result in a one-time severance-related charge of approximately $342,000, which has been primarily recognized in research and development expenses in the fourth quarter of 2009.

The Company has evaluated its subsequent events for disclosure in this Quarterly Report on Form 10-Q through November 9, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission.

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

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a profit driven, global pharmaceutical company with a substantial international business and a product portfolio of novel therapies for cancer and infectious diseases. We are focused on international sales growth, a cost-containing clinical development strategy, and expense management. ZADAXIN, our brand of thymalfasin or thymosin alpha 1 and our primary product, is sold in over 30 countries for the treatment of the hepatitis B virus (“HBV”) and the hepatitis C virus (“HCV”), certain cancers and as a vaccine adjuvant (as an enhancer). We believe our current cash and investment position, our $6 million available line of credit, and the gross profit from our product sales provide the financial resources to execute on our strategy for continued growth in our international business and for development of our pipeline of phase 2 and 3 drug candidates. Our drug candidates include primarily: thymalfasin for stage IV melanoma for which we have reached agreement with the FDA on the design of a phase 3 trial, and for our planned human trial of thymalfasin for enhancement of influenza H1N1 vaccination in immuno-compromised patient populations, and SCV-07 for the delay of onset of severe oral mucositis in patients receiving chemoradiation therapy for the treatment of cancers of the head and neck and for the treatment of HCV. We have commercialization and distribution rights to an anti-nausea drug ondansetron RapidFilmTM in the People’s Republic of China (“China”) and Vietnam, for which we intend to seek regulatory approval. We also have exclusive commercialization and distribution rights to DC BeadTM, a product for the treatment of advanced liver cancer, in China where the product is under regulatory review.

We plan to expand our commercial operations, currently located primarily in China, with the goal of becoming a significant pharmaceutical company in China’s rapidly growing pharmaceutical market. A key part of our strategy is to leverage our decade of experience in China and to grow our international business by adding commercial stage or near term commercial stage products to our portfolio. We believe we are well-positioned to in-license additional therapeutics for our international business with a focus on China, in part because of our opportunity to commercialize these products utilizing our well established sales and marketing organization in China.

In July 2009, we entered into a licensing agreement with APR Applied Pharma Research S.A. (“APR”) for the commercialization rights of APR’s anti-nausea drug ondansetron RapidFilm in China and Vietnam. Ondansetron RapidFilm is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy and surgery. We plan to file for product registration with the State Food and Drug Administration of China (“SFDA”) in 2010. We believe we may obtain regulatory approval in China in 2011. In connection with this agreement, in November 2009, we paid a $1,000,000 licensing payment to APR, and we will be required to pay certain milestone payments based on regulatory approval and future sales volume. We have ten years of marketing and sales exclusivity from APR for China and Vietnam following regulatory approval.

We have learned from the SFDA regarding our regulatory application of DC Bead that in order for the agency to complete its review, we will be required to conduct a local trial to supplement data obtained from a previous study performed in Hong Kong by Ronnie Poon, MD. We plan to commence a DC Bead China registration trial during the fourth quarter of 2009. The trial will enroll 40 advanced hepatocellular carcinoma patients at three SFDA-certified liver cancer treatment centers in China. The primary endpoint will be the safety of DC Bead beads in Chinese patients with unresectable hepatocellular carcinoma, and the secondary endpoint will be efficacy as measured by tumor response. If the trial results are positive, we believe we may obtain regulatory approval for DC Bead in China in the second half of 2010. DC Bead is currently approved in 40 countries, including the US (as LC BeadTM) and Europe.

Together with our partner Sigma-Tau, we have engaged in preclinical work to confirm the potential of ZADAXIN to enhance the immune response to pandemic flu H1N1 vaccines. ZADAXIN is approved in Italy and 12 other countries as an adjuvant for influenza vaccine in immunocompromised patients or as an immune stimulant. Animal studies are currently under way to assess the possibility that one or two injections would suffice. A small, brief clinical study in a targeted population in Italy is planned in the fourth quarter of 2009, and we expect to report results by the end of 2009 or early 2010. We are currently building inventories to address the potential increased demand associated with this healthcare situation.

We are seeking a partner for a phase 3 trial to evaluate thymalfasin for use as a therapy for stage IV melanoma. We estimate that this is a $200 million market opportunity worldwide. If the targeted patient group can be extended to the adjuvant setting through additional clinical trials, we believe this worldwide market opportunity could increase by approximately $500 million. We do not intend to proceed with the trial unless we reach agreement with a partner.

We continue our clinical development program for SCV-07 which is being studied in two indications: oral mucositis and HCV. We are currently conducting a phase 2 clinical trial to assess the safety and efficacy of SCV-07 for the delay of onset of severe oral mucositis in subjects receiving chemoradiation therapy for the treatment of cancers of the head and neck. We expect to complete enrollment of this trial before the end of 2009 and to report results in the first half of 2010.

In October 2009, we announced the initiation of our phase 2 clinical trial of SCV-07 for the treatment of HCV. This multicenter, multidose, open-label study is designed to evaluate the safety and immunomodulatory effects of SCV-07 as a monotherapy or in combination with ribavirin in non–cirrhotic patients with genotype 1 chronic HCV who have relapsed after at least 44 weeks of treatment with pegylated interferon and ribavirin. We expect to complete enrollment in this trial in the first half of 2010 and to report results in the second half of 2010. During our previous phase 2a clinical trial of SCV-07 designed to evaluate the effect of SCV-07 on hepatitis C viral load, as well as on other measures of immune response, SCV-07 demonstrated activity in some treated patients in the higher dosage groups, and the decrease in viral load in these patients was accompanied by an increase in a biomarker which is usually correlated with an immunological response against HCV. Additionally, SCV-07 was shown to be generally safe and well-tolerated with no dose limiting toxicities or serious adverse events reported.

In October 2009, we announced the discontinuation of our phase 2 clinical trial evaluating RP101, a nucleoside analog known as BVdU, for the treatment of late-stage pancreatic cancer. This decision followed the recommendation of the trial’s Data Safety Monitoring Committee (“DSMC”) based upon the data reviewed at the most recent DSMC meeting. We expect to conduct a safety and efficacy analysis once the data are unblinded and will then evaluate what effect these data will have on any future RP101 development potential.

We believe our cash and investments as of September 30, 2009, ongoing revenue generating business operations and $6 million available line of credit will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future. Our ability to sustain operating profitability will be impacted by numerous factors including the expansion of our sales efforts for ZADAXIN, the regulatory approval process including the timing of United States Food and Drug Administration (“FDA”) or international regulatory approvals, the number, timing, costs and results of preclinical and clinical trials of our products, market acceptance of ZADAXIN, and potentially of SCV-07, DC Bead, ondansetron RapidFilm, the final evaluation of the discontinued RP101 trial, the timing of orders for ZADAXIN from international markets, particularly China, the acquisition of additional product rights and the funding, if any, provided as a result of corporate partnering arrangements.

Accounting Guidance

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance concerning: determining whether an arrangement constitutes a collaborative arrangement; how costs incurred and revenue generated on sales to third parties and how payments between parties to the collaborative arrangement should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The guidance is effective our fiscal year beginning January 1, 2009. The adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance was effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, this guidance may have a material impact on our consolidated financial position and/or results of operations.

         In December 2007, the FASB issued authoritative guidance that requires noncontrolling interests in subsidiaries to be reported as a component of stockholders’ equity in the consolidated balance sheet. However, securities of an issuer that are redeemable at the option of the holder or outside the control of the issuer continue to be classified outside stockholders’ equity.

The guidance also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the condensed consolidated statement of operations. The guidance was effective for us as of January 1, 2009, and depending on the nature and magnitude of our future business transactions, may have a material impact on our consolidated financial position and/or results of operations.

In October 2008 and April 2009, the FASB issued authoritative guidance that clarifies determining fair value measurements and annual and interim disclosures in a market that is not active and identifying transactions that are not orderly. This guidance is applicable to the valuation of auction-rate securities that we held for which there was an inactive market as of September 30, 2009. The guidance did not have a material impact on our consolidated results of operations or consolidated financial position.

In April 2009, the FASB also issued guidance regarding Recognition and Presentation of Other-Than-Temporary Impairments which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments for debt and equity securities. The adoption of this guidance did not have a material effect on our consolidated results of operations or consolidated financial position.

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

Results of Operations

Total Revenues

Product sales were $17,240,000 and $54,280,000 for the three and nine-month periods ended September 30, 2009, respectively, as compared to $14,328,000 and $38,796,000 for the corresponding period in 2008. Our revenue growth was attributable to higher volume of ZADAXIN which we believe was primarily due to increased demand as a result of the H1N1 flu virus, further market penetration in China, and a modest increase in prices from the 2008 to 2009 periods. For the three and nine-month periods ended September 30, 2009, product sales to China were $16,663,000 and $52,479,000, or 97% of sales, respectively, as compared to $13,637,000 and $36,696,000, respectively, or 95% of sales, for the corresponding period in 2008. All product sales in each period were derived from sales of ZADAXIN. Although revenues were higher than expected largely due to higher demand for ZADAXIN in the second quarter of 2009 which we believe related to the H1N1 flu virus, for the remainder of 2009, we expect our quarterly sales growth to continue at levels more consistent with our established business.

For the three-month period ended September 30, 2009, sales to two importing agents in China accounted for approximately 61% and 29% of our product sales. For the three-month period ended September 30, 2008, sales to two importing agents in China accounted for approximately 69% and 26% of our product sales. For the nine-month period ended September 30, 2009, sales to two importing agents in China accounted for approximately 64% and 31% of our product sales. For the nine-month period ended September 30, 2008, sales to two importing agents in China accounted for approximately 68% and 22% of our product sales. The two largest customers were the same importing agents in each of these periods.

Cost of Product Sales and Gross Margin on Product Sales

Gross margin on product sales was 83% and 84% for the three and nine-month periods ended September 30, 2009, respectively, as compared to 84% and 83% for the three and nine-month periods ended September 30, 2008. We expect cost of product sales, and hence gross margin on product sales, to vary slightly from period to period depending upon the level of ZADAXIN sales, the absorption of product-related fixed costs, and any charges associated with excess or expiring finished product inventory. For the nine-month period ended September 30, 2008, we recorded a charge of $630,000 associated with our finished goods inventory related to vials made obsolete due to labeling requirements arising from our renewed import license. No significant charges were recorded by us associated with our product inventory during the three or nine-month periods ended September 30, 2009.

Research and Development

Research and development expenses were $4,299,000 for the three-month period ended September 30, 2009, as compared to $4,706,000 for the corresponding period in 2008. The decrease in research and development expense was primarily due to a $216,000 decrease in clinical trial expenses due to fluctuations in the timing of clinical trial expenses, a $175,000 decrease in consulting expenses related to a regulatory project in the 2008 period that did not recur in the 2009 period, a $129,000 decrease in compensation and benefits expense and a $50,000 decrease in travel and entertainment expense both as a result of our cost containment efforts in the 2009 period. These decreases were partially offset by an increase in the 2009 period of $187,000 in preclinical pharmacology expense to determine the potential of ZADAXIN to enhance the immune response to pandemic flu H1N1 vaccines.

Research and development expenses were $12,976,000 for the nine-month period ended September 30, 2009, as compared to $16,790,000 for the corresponding period in 2008. During the nine months ended September 30, 2008, research and development expenses included $1,320,000 related to a milestone payment upon first patient dosing in the RP101 phase 2 clinical trial and we incurred drug development and manufacturing costs of approximately $2,064,000 primarily related to the scale up and manufacture of RP101 and purchase of Gemcitabine in our RP101 clinical trial. There were no similar expenses for the corresponding period of 2009. Research and development expenses also decreased during the nine months ended September 30, 2009 as a result of a decrease of $290,000 in recruitment fees, a decrease of $246,000 in travel and entertainment expenses, a decrease of $243,000 in preclinical pharmacology costs, and a decrease of $225,000 in consulting fees. These decreases were partially offset by increased clinical trial expenses of approximately $541,000 related primarily to our RP101 clinical trial and SCV-07 mucositis clinical trial as a result of increased enrollment in these trials during the 2009 period.

The initiation and continuation of our clinical development programs has had, and will continue to have, a significant effect on our research and development expenses. Although it is not possible to determine the total cost expected to be incurred in any particular year for each clinical trial due to the uncertain nature of the clinical trial process, we estimate that our costs in total for 2009 relating to research and development will decrease compared to 2008 primarily due to reduced spending related to our phase 2 clinical trial for RP101. However, we expect increased research and development expenses in the fourth quarter of 2009 primarily due to a license payment of $1,000,000 related to our licensing agreement with APR, the timing of other clinical development expenses, and potentially for H1N1 human studies. In general, we expect research and development expenses to vary substantially from quarter to quarter as we pursue our strategy of initiating additional preclinical and clinical trials and testing, acquiring product rights, and expanding regulatory activities.

Sales and Marketing

Sales and marketing expenses were $4,746,000 for the three-month period ended September 30, 2009, as compared to $4,188,000 for the corresponding period in 2008. The increased level of sales and marketing expenses was primarily due to $194,000 of additional conference expense as a result of increased local seminar participation and sales meetings and $201,000 of additional compensation and benefits expenses as we continued to expand sales efforts for ZADAXIN for the 2009 period.

Sales and marketing expenses were $13,898,000 for the nine-month period ended September 30, 2009, as compared to $12,328,000 for the corresponding period in 2008. The increased level of sales and marketing expenses was primarily due to $842,000 of additional conference expense as a result of increased local seminar participation and sales meetings, $453,000 of additional compensation and benefits expenses, $109,000 of additional rent expense, and $104,000 of additional China business taxes as we continued to expand sales efforts for ZADAXIN for the 2009 period. We expect sales and marketing expenses for 2009 to be higher than those incurred in 2008 primarily due to increased sales commissions from higher sales and expansion of our sales efforts associated with growth in our international business.

General and Administrative

General and administrative expenses were $2,939,000 for the three-month period ended September 30, 2009, as compared to $2,405,000 for the corresponding period in 2008. The increased levels of general and administrative expenses were primarily due to an increase of $191,000 in compensation and benefits related expenses and an increase of $315,000 in legal fees.

General and administrative expenses were $8,598,000 for the nine-month period ended September 30, 2009, as compared to $8,286,000 for the corresponding period in 2008. The increased levels of general and administrative expenses of $312,000 were primarily due to an increase of $511,000 in board and employee compensation and benefits related expenses, an increase of $209,000 in legal fees, and an increase of $167,000 in rent expense, partially offset by a reduction of $334,000 in accounting and professional fees, and a reduction of $216,000 in employment recruitments costs. We believe that general and administrative expense for 2009 will remain at a comparable level to 2008, although these expenses may vary from quarter to quarter.

Interest and Investment Income and Expense

Interest and investment income was $23,000 for the three-month period ended September 30, 2009, as compared to $116,000 for the corresponding period in 2008, and was $128,000 for the nine-month period ended September 30, 2009, as compared to $501,000 for the corresponding period in 2008. The decrease was primarily due to lower interest earned on cash balances in the 2009 periods.

Interest and investment expense was $49,000 and $149,000 for the three and nine-month periods ended September 30, 2009, respectively, and relates to amortization of loan origination fees related to our line of credit. There was no interest and investment expense recorded for the three and nine-month periods ended September 30, 2008.

Provision for Income Tax

Provision for income tax was $162,000 and $39,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and was $474,000 and $341,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, and relates to our foreign operations in China. The increase in provision for income tax for the three and nine-month periods ended September 30, 2009, as compared to the corresponding period in 2008, resulted from an increase in operating activities in China in the 2009 periods and an increase in the statutory tax rate in China from 18% in 2008 to 20% in 2009.

We have not recorded any U.S. federal or state income tax expense for the three or nine-month periods ended September 30, 2009 or 2008. Undistributed earnings of our foreign subsidiaries amounted to approximately $51,408,000 at September 30, 2009. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 93 and 115 days as of September 30, 2009 and 2008, respectively. The majority of our sales are to customers in China where our accounts receivable collections have standard credit terms ranging from 90 to 180 days. During the fourth quarter of 2008, our largest customer in China agreed to payment terms of 90 days instead of 180 days in order to procure from us increased volume of ZADAXIN and a volume discount. This change resulted in a reduction in our days’ sales outstanding as of September 30, 2009, compared to September 30, 2008. We believe that the 90 day credit terms with our largest customer in China will continue into the foreseeable future.

At September 30, 2009 and December 31, 2008, we had $35,058,000 and $29,715,000, respectively, in cash and investments, including $1,582,000 of ARS recorded at fair value as trading securities. The ARS are investments with contractual maturities generally between 0 and 34 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. Disruptions in the credit markets have adversely affected the market for ARS. However, we do not believe that the underlying securities or collateral have been permanently affected and we continue to earn interest on our ARS.

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

Net cash provided by operating activities totaled $2,777,000 for the nine months ended September 30, 2009, compared to cash used in operating activities of $8,712,000 for the nine months ended September 30, 2008. Net cash provided by operating activities of $2,777,000 for the nine months ended September 30, 2009 was comprised primarily of net income of $9,499,000 which was adjusted for non-cash items such as stock-based compensation expense of $1,306,000, depreciation and amortization of $398,000, and $8,425,000 of net cash outflow related to changes in operating assets and liabilities. Such changes primarily included an increase of $5,329,000 in accounts receivable due to an increase in sales and normal fluctuations in the timing of payments received from customers, an increase of $2,464,000 in inventory to address potential increased demand, and a net decrease of $734,000 in accrued compensation and benefits primarily as a result of the payment of our fiscal year 2008 incentive bonus payments to employees occurring during the nine months ended September 30, 2009.

The $8,712,000 of net cash used in operating activities for the nine-month period ended September 30, 2008 was comprised primarily of net loss of $5,205,000 which was adjusted for non-cash items such as stock-based compensation expense of $1,414,000, depreciation and amortization of $243,000, and $5,164,000 of net cash outflow related to changes in operating assets and liabilities. Such changes included an increase of $5,176,000 in our accounts receivable due to an increase in sales and fluctuations in the timing of customer payments received and a decrease in our accrued clinical trials expenses of $1,448,000 primarily as a result of payments made to vendors during the nine months ended September 30, 2008 related to the phase 2 RP101 and SCV-07 clinical trials, and to the development planning for a phase 3 melanoma clinical trial. In addition, deferred revenue increased $733,000 and the increase related to initial sales into a new market. Prepaid expenses and other assets decreased $933,000 and accounts payable and other accrued expenses decreased $636,000 primarily related to our amended license agreement with Wayne State University that resulted in a decrease in our accrued and prepaid royalties.

Net cash used in investing activities amounted to $126,000 for the nine-month period ended September 30, 2009, compared to cash provided by investing activities of $842,000 for the nine-month period ended September 30, 2008. The change in the 2009 period was primarily due to a $901,000 decrease in net proceeds from the sales and purchases of marketable securities and a $67,000 increase in the purchases of fixed assets primarily related to the expansion of our corporate office facility as compared to the prior year period.

Net cash provided by financing activities amounted to $2,600,000 and $149,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, and consisted of proceeds from issuance of common stock under our employee stock option plans.

To provide us additional flexibility in managing our operations and funding our clinical trials, in November 2008, SciClone and its subsidiaries, SciClone Pharmaceuticals International Ltd. (“SPIL”) and SciClone Pharmaceuticals International China Holding Ltd. (“SPIL China”) as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank under which we may borrow up to $6,000,000 (the “Credit Facility”). The Credit Facility permits borrowing up to $6,000,000 for a term of 36 months, subject to certain sublimits, including $2,500,000 for letters of credit. The Credit Facility is secured by a first priority secured interest in all of our assets, other than intellectual property, and a credit insurance policy insuring certain foreign account receivable assets.

The line of credit bears interest at the bank’s prime rate plus 1.75% (5.75% at September 30, 2009) on outstanding balances. Subsequent to November 14, 2009, we will be subject to an unused line fee and minimum monthly interest. We are required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The line of credit expires in November 2011, and upon termination all amounts borrowed must be repaid in full. As of September 30, 2009, there were no outstanding borrowings under the line of credit, and there was $6,000,000 available for future borrowing.

In May 2009, we filed a shelf registration statement on Form S-3 with the SEC under which we may offer and sell up to $50.0 million of our securities, (plus an additional $10.0 million that we could sell under immediately effective related registration statement), assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3.

We believe that our existing cash and investments, ongoing revenue generating business operations and $6 million available line of credit will be sufficient to support our current operating plan for at least the next 12 months. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to our registration statement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories. Additional financing or collaboration and licensing arrangements may not be available when needed either at all or, on favorable terms.

We intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations, in-licensing or acquiring new products, particularly in China, and funding our clinical trials. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings will be sufficient to conduct and complete further clinical trials or to acquire or in-license additional products. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

Contractual Obligations

During the nine-month period ended September 30, 2009, we renewed our operating lease agreements for our Shanghai and Beijing office facilities to extend the term of the leases and we entered into an operating lease agreement for our Vietnam office. Minimum future rental payments under facility and equipment operating lease agreements, net of sublease income, at September 30, 2009 amount to a total of $417,000 remaining in 2009, $1,699,000 in 2010, $1,796,000 in 2011, $1,490,000 in 2012, $1,432,000 in 2013, and $744,000 in 2014.

There were no other material changes during the nine-month period ended September 30, 2009 to our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2008.

Related Party Transactions

None of our officers or directors, other than Dr. Camerini, Dr. Jones and Mr. Lapointe, as set forth below, was involved in related party transactions in the three or nine-month periods ended September 30, 2009.

We have licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Sigma-Tau and affiliated persons were our stockholders at the time this transaction was entered into, and are currently our largest shareholder. Under our agreement with Sigma-Tau, Sigma-Tau conducted a multi-center phase 3 hepatitis C triple therapy clinical trial in Europe with 553 patients. The objective of the European trial was to provide data on thymalfasin’s use as part of a triple therapy in treating HCV patients. We paid Sigma-Tau approximately $2,509,000 of funding support during the course of patient enrollment and trial period through September 30, 2009. We also paid a $1,500,000 milestone payment upon completion of the final report in October 2009. Our accounting policy for recording funding amounts due to Sigma-Tau was to record the amounts to research and development expense over the trial period including the period of completion of the final report. Based on the level of activity in this trial, we have recorded approximately $58,000 and $265,000 of research and development expense related to this trial in the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, we had accounts payable and clinical trial expenses of $1,800,000 and $1,442,000, respectively, due to Sigma-Tau.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three or nine-month periods ended September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, term deposits, U.S. Treasury, or government agency notes. In the past, we also invested in highly-rated, auction rate securities. The auction rate securities are classified as trading securities as of September 30, 2009, and consequently, are recorded on the balance sheet at fair value with realized gains or losses reported as income (loss). All of our investments mature within one year from date of purchase except for our auction rate securities, which we have the right to sell at par value, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and our Italian state bonds which mature in 2013. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio at September 30, 2009. We do not hold any derivative financial instruments for speculation or trading purposes.

We determined the fair market values of our financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs (level 1 and level 2 inputs) and minimize the use of unobservable inputs (level 3 inputs) when measuring fair value. We categorized our $1,800,000 par value ARS as level 3 in short-term investments due to the failures in the markets to provide quoted market prices for the ARS securities as well as the lack of any correlation to these instruments to other observable market data. We valued these securities using a pricing model. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program-FFELP), the probability of the auction succeeding or the security being called, an illiquidity discount factor, and tax status. At September 30, 2009, the ARS were recorded at their determined fair value of $1,582,000 and the loss of $218,000 had been realized in our financial statements. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take further losses or gains for these securities.

We have recorded our Put Option at its fair value of $189,000 in prepaid expenses and other current assets on our accompanying condensed consolidated balance sheet as of September 30, 2009. We estimate the fair value of the Put Option based on a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and amount of cash flows for the expected holding period. These inputs reflect our assumptions about risk, developed based on the best information available in the circumstances. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this asset, which may lead us in the future to record gains or losses for this asset.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. However, some of our purchases with contract manufacturers are denominated in euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances denominated in euros. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. Such losses have been insignificant to date.

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

Changes in Internal Controls

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there have been no such changes during the third quarter of fiscal 2009.

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

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our risk factors are set forth below in their entirety. The list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock. We have made material changes from those risk factors included with our Annual Report on Form 10-K for the year ended December 31, 2008 for those risk factors pertaining to:

•	Our sales of ZADAXIN (thymalfasin or thymosin alpha 1) may fluctuate due to seasonality of product orders;

•	Our stock price may be volatile;

•	Substantial sales of our stock or of equity in our subsidiaries or the exercise or conversion of options or convertible securities may impact the market price of our common stock;

•	Final results from our proposed or ongoing clinical trials for thymalfasin, SCV-07, DC Bead, and potentially RP101, may differ materially from interim or pre-clinical trial results;

•	We contract with third parties who may be our sole source suppliers for our clinical trial and commercial products;

•	We need to obtain regulatory approval for thymalfasin, SCV-07, ondansetron RapidFilm, DC Bead, and potentially RP101, for the intended indications that we are evaluating;

•	If we are unable to manage our key personnel, or are unable to attract and retain additional, highly skilled and experienced personnel, our business will suffer;

•	We are subject to currency rate fluctuations;

•	Any recurrence of Severe Acute Respiratory Syndrome (SARS), H1N1 flu virus, or the outbreak of a different contagious disease may affect us;

•	Our investments are subject to certain risks;

•	New legislation may impact our financial positions or results of operations;

•	We may be subject to intellectual property claims and litigation;

•	Our business and operations are subject to the risks of being based in particular locations known for earthquakes, other natural catastrophic disasters and service interruptions, and

•	We also added a risk factor regarding risks should we engage in acquisitions and a risk factor regarding relying on third parties for development of our products.

We may not be able to successfully develop or commercialize our products.

While we have sales of ZADAXIN (“thymalfasin or thymalfasin alpha 1”) in certain markets, regulatory approval does not exist at this time for ZADAXIN for the key markets of the United States, Europe (outside of Italy) and Japan and, in this respect ZADAXIN is still being developed. In 2006, we acquired the rights to distribute DC Bead in China, but we must receive regulatory approval before we can commercialize this product. We previously believed that regulatory approval for DC Bead in China would be forthcoming in 2009; however, we were informed by the State Food and Drug Administration of China (“SFDA”) that we will be required to conduct a local trial in China to supplement data already obtained from a previous DC Bead study performed in Hong Kong and submit additional data before the agency can approve DC Bead for use in China. We anticipate this study will commence in the fourth quarter of 2009, following the protocol used previously in the Hong Kong study. We expect this trial will take 12 months to complete and analyze the results. If the trial results are positive, we expect to receive regulatory approval for DC Bead in the second half of 2010. Our other potential products presently are SCV-07, RP101, and ondansetron RapidFilm and each of them is in an earlier stage of development than ZADAXIN. Clinical trials outcomes are uncertain. For example, we recently halted our phase 2 trial of RP101 and we will be evaluating whether there are future development opportunities after unblinded data from that trial are available. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

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

We have not yet sold any product other than ZADAXIN and our sales have been primarily to a single country, China. Our future revenue growth depends to a great extent on increased market acceptance and commercialization of ZADAXIN in additional countries, as well as our ability to increase sales in China. If we fail to successfully market ZADAXIN or if we cannot commercialize this drug in the United States and other additional markets, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products, such as ondansetron RapidFilm, DC Bead, SCV-07, and potentially RP101. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products.

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN in most of Europe. Biocompatibles is providing SciClone with the necessary supporting documents to obtain regulatory approval in China for DC Bead, APR Applied Pharma Research S.A. is providing SciClone with the necessary supporting documents to obtain regulatory approval in China and Vietnam for ondansetron RapidFilm, and RESprotect would be primarily responsible for the scale-up of production for RP101, were it to occur. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and some have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

Our revenue is dependent on our sale of ZADAXIN in foreign countries, particularly China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

Our product revenue is highly dependent on the sale of ZADAXIN in foreign countries, with the overwhelming majority of revenues for ZADAXIN to date coming from China. If we experience difficulties in our foreign sales efforts, our business will suffer and our operating results and financial condition will be harmed. For the nine-month periods ended September 30, 2009 and 2008, approximately 97% and 95%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy, which may be more likely to occur with the global economic slowdown currently taking place.

In China, ZADAXIN is approved only for the treatment of hepatitis B virus (“HBV”) and as a vaccine adjuvant. We face competition from certain large, global pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and other indications where we believe ZADAXIN may be used on an off-label basis. In addition, several local companies are selling lower-priced, locally manufactured generic thymosin, which is a competitive product and is selling in substantial and increasing quantities. While generic products outsell ZADAXIN in unit volumes, we have been able to maintain an advantage through the reputation of our imported, branded product. We expect such competition to continue and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license or acquire other pharmaceutical products for marketing in China and other markets may be unsuccessful or even if successful may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

Our ZADAXIN sales and operations in other parts of China and the world are subject to a number of risks and increasing regulations, including difficulties and delays in obtaining registrations, renewals of registrations, permits, pricing approvals and reimbursement, increasing regulation of product promotion and selling practices, unexpected changes in regulatory requirements and political instability. In addition, we recently experienced a strong upsurge in ZADAXIN sales which we believe is attributable both to the increasing penetration of ZADAXIN within the Chinese market, as well as concerns in China from the H1N1 flu virus. Although we believe that ZADAXIN sales will return to levels more consistent with our established business, distributors and hospitals in China could ultimately be found to have been stockpiling more ZADAXIN than needed for current use in anticipation of potential shortages. If distributors and hospitals that purchase ZADAXIN have indeed been stockpiling more ZADAXIN than needed for current use, our sales of ZADAXIN may suffer as distributors and hospitals use ZADAXIN already in their inventory before purchasing additional product from us. This could lead to uneven future revenue results for ZADAXIN and in turn materially impact our cash flow and business condition.

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

Our sales for the quarter ended June 30, 2009 were greatly affected by the demand in China for ZADAXIN which we believe was in connection with Influenza A (H1N1). In addition, our sales for the quarter ended June 30, 2003 were greatly affected by the demand in China for ZADAXIN in connection with the treatment of SARS. To date, SARS has not re-emerged, like influenza, as a seasonal public health problem. However, it is not possible to predict what effect, if any, H1N1, SARS, or similar epidemics would have on future sales of ZADAXIN, if they were to emerge. Although we do not market ZADAXIN for use in treating epidemic diseases such as Influenza A (H1N1) or SARS, if ZADAXIN is purchased in connection with outbreaks of seasonal viral contagions, product sales could become more concentrated in certain quarters of the calendar year, quarterly sales levels could fluctuate and sales in any quarter may not be indicative of sales in future periods.

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

•	progress and results of clinical trials;

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

We have a history of operating losses and an accumulated deficit. Although we reported net income of $9,499,000 for the nine months ended September 30, 2009, we have experienced significant operating losses in the past, and as of September 30, 2009, we had an accumulated deficit of approximately $167 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

We may need to obtain additional funding to support our long-term product development and commercialization programs.

We believe our existing cash and investments, ongoing revenue generating business operations and $6 million line of credit will be sufficient to support our current operating plan for at least the next 12 months. However, our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for ondansetron RapidFilm in China and Vietnam, the execution and successful completion of thymalfasin, SCV-07, DC Bead and RP101 clinical trials and securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. We may also need additional cash to fund a portion of the proposed phase 3 trial evaluating thymalfasin for stage IV melanoma if we are able to partner that program, and depending on the terms of any partnership. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

In May 2009, we filed a Form S-3 Shelf registration with the Securities and Exchange Commission (“SEC”) which was later declared effective by the SEC and will allow us to sell securities in one or more offerings. Future issuances of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock or sell equity in a subsidiary, the percentage ownership of our present stockholders of the respective entities will be reduced and the price of our common stock may fall.

Final results from our proposed or ongoing clinical trials for thymalfasin, SCV-07, RP101, ondansetron RapidFilm, and DC Bead may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient drop out rates or adverse side effects, future actions by the United States Food and Drug Administration (“FDA”) or equivalent regulatory authorities in Europe or other countries or additional expenses.

Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for ZADAXIN and other drug candidates in Europe and other major markets. We are also dependent on our ability to increase ZADAXIN sales in China and other markets. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize, through partnering, ZADAXIN for the treatment of melanoma in the United States, Europe and other major markets, RP101 in the United States and Canada, SCV-07 in major markets, excluding Russia, DC Bead in China, and ondansetron RapidFilm in China and Vietnam.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated side effects and/or drug interactions that may significantly decrease the likelihood of regulatory approval. In October 2009, we announced the discontinuation of our phase 2 clinical trial evaluating RP101, a nucleoside analog known as BVdU, for the treatment of late-stage pancreatic cancer. This decision followed the recommendation of the trial’s Data Safety Monitoring Committee (“DSMC”) based upon the data reviewed at the most recent DSMC meeting. We expect to conduct a safety and efficacy analysis once the data are unblinded and will then evaluate what effect these data will have on any future RP101 development potential. In addition, on November 5, 2008, we announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (“peg-IFN-2a”) and ribavirin (“RBV”) as a treatment for patients with hepatitis C virus (“HCV”) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained virological response (“SVR”) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (“Completer Population”), the primary endpoint was achieved with statistical significance. These results did not meet our expectations based upon prior clinical trials. Similarly, the results of our thymalfasin phase 2 melanoma clinical trial do not necessarily predict future clinical or commercial success. Finally, the results of studies in DC Bead, ondansetron RapidFilm, SCV-07, including a phase 2a for HCV, and RP101 pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

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

Further, any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk API product for the manufacture of ZADAXIN for our current markets, including China. During 2009, we have experienced quality-control problems with a component of our ZADAXIN kit. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify a new supplier for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced.

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

We may engage in acquisitions and must successfully integrate any acquired products or companies in order to avoid a material disruption to our business and material adverse effects to our financial results.

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

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential failure to achieve commercial expectations;

•	potential loss of key employees of the acquired companies; and

•	difficulty in forecasting revenues and margins.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or

•	become subject to litigation.

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

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, DC Bead, ondansetron RapidFilm, SCV-07 or potentially RP101, we may not be able to successfully market them.

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, and once commercialized, DC Bead, ondansetron RapidFilm, SCV-07 and potentially RP101. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Reimbursement is generally not available for ZADAXIN in China and we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for DC Bead in China or ondansetron RapidFilm in China or Vietnam. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. Our commercial rights to RP101 are limited to the United States and Canada. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

In December 2005 and June 2006, we announced results from our two U.S. phase 3 HCV clinical trials. These clinical trials did not demonstrate that the combination of ZADAXIN and pegylated interferon alpha provides a statistically significant clinical benefit when compared to the use of pegylated interferon alpha alone in non-responder patients. These results made Sigma-Tau’s efforts to fully recruit patients for the ZADAXIN phase 3 HCV triple therapy combination trial, ongoing at that time, more difficult and enrollment took longer than planned. Enrollment of the 553 patients in this trial was completed in December 2006. A patient who drops out at any point during a trial is considered a “failure to respond” in results of the clinical trial. In general, the fewer patients who complete each trial, the higher the positive response rate for the group of remaining treated patients in such trial needs to be in order to demonstrate statistical significance. Therefore, a higher than anticipated dropout rate lowers the chances of proving statistical significance which could adversely affect clinical trial results. Dropouts may affect the oral mucositis phase 2 clinical trial for SCV-07 or our HCV phase 2 trial for SCV-07 and other trials we conduct.

We cannot predict the safety profile of the use of thymalfasin, RP101, DC Bead, ondansetron RapidFilm or SCV-07 when used in combination with other drugs.

Many of our trials involve the use of thymalfasin in combination with other drugs and our pancreatic cancer clinical trial involved RP101 in combination with gemcitabine. SCV-07 may be developed to be used in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, dacarbazine and gemcitabine are known to cause adverse patient reactions. We cannot predict how thymalfasin, RP101, DC Bead, ondansetron RapidFilm or SCV-07 will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of thymalfasin, RP101, DC Bead, ondansetron RapidFilm or SCV-07 when used in certain combination therapies.

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

In June 2006, we announced our agreement with Biocompatibles International plc. (“Biocompatibles”) to become the exclusive distributor in China of DC Bead, a chemotherapeutic drug delivery embolic agent designed to be used in the treatment of liver cancer. While DC Bead is approved in Europe for the use in the treatment of malignant hypervascularized tumors, it has not yet received regulatory approval in China. Biocompatibles is responsible, with our assistance and financial support for 50% of all costs, for seeking and obtaining the regulatory approval for marketing the product in China. We, on behalf of Biocompatibles, filed a regulatory submission in China in December 2006, and believed that regulatory approval for

DC Bead would be forthcoming in 2009. However, we were recently informed by the SFDA that we will be required to conduct a local trial in China to supplement data already obtained from a previous DC Bead study performed in Hong Kong and submit additional data before the agency can approve DC Bead for use in China. We anticipate this study will commence in the fourth quarter of 2009, following the protocol used previously in the Hong Kong study. We expect this trial will take 12 months to complete and analyze the results. If the trial results are positive, the Company expects to receive regulatory approval for DC Bead in the second half of 2010, however, we cannot give assurance that such submission will be approved by the regulatory authorities. If additional clinical trials in China are required as part of the regulatory process, the regulatory submission for marketing approval could be delayed for a considerable period of time, and there can be no assurance that the results of clinical trials would support a regulatory submission or that the regulatory authorities would approve the product to be commercialized and sold in China. To the extent that additional information or clinical trials are required by the regulatory authorities, or we do not receive regulatory approval in China, our future sales potential in China could be harmed.

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

If we are unable to manage our key personnel, or are unable to attract and retain additional, highly skilled and experienced personnel, our business will suffer.

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. Further, we are also dependent on our ability to appropriately staff these personnel in appropriate positions as our business fluctuates. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry, and we may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. Conversely, in the event that we need to reduce the size of a particular aspect of our business, we are also dependent on our ability to make such adjustments while retaining suitably skilled personnel. Further, our efforts to in-license or acquire, develop and commercialize product candidates for China require the addition of clinical and regulatory personnel and the capabilities to expand our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them were any one of them to choose to leave employment with us. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

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

Our cash and investments are subject to certain risks which could materially adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (“ARS”) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of September 30, 2009, we held $1,582,000 of auction rate security investments and all of these had experienced failed auctions since February 2008. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments.

In November 2008, we accepted an Auction Rate Securities Rights Offer (“Rights Offer”) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase our ARS at any time for full par value, we received the right to require UBS AG to purchase at par value our ARS beginning in 2010 (“the Rights”). The Rights are non-transferable. Upon acceptance, we granted UBS AG the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible ARS on our behalf-without prior notification to us from UBS AG, as long as we receive a payment at par upon any sale or disposition.

As a result, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term is limited or may not exist. We have written down our ARS investments by $218,000 as of September 30, 2009. Should our ARS investments continue to lose value, or should any of our other cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

In addition, financial instruments may subject the Company to a concentration of credit risk. Substantially all of our cash, and cash equivalents are held by a limited number of financial institutions including all of our term deposits held by financial institutions in Hong Kong and offshore. Such term deposits do not exceed federally insured limits and to date, we have not experienced any losses on our deposits of cash and cash equivalents. However, if any of these instruments permanently lost value or had their liquidity impaired, it would also have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

New accounting pronouncements may impact our financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and this may lead to changes in our accounting policies in the future. One such pronouncement was issued in December 2004 by the Financial Accounting Standards Board (“FASB”) is FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R requires share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We adopted FAS 123R on January 1, 2006. Accordingly, the adoption of FAS 123R had a significant impact on our results of operations, although it has no impact on our cash or overall financial position. For the nine months ended September 30, 2009 and 2008, we recognized $1,306,000 and $1,414,000, respectively, of stock-based compensation expense in accordance with FAS 123R.

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

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to thymalfasin have expired, including composition of matter patents, we have rights to other patents and patent applications relating to thymalfasin and thymalfasin analogues, including method of use patents with respect to the use of thymalfasin for certain indications. Additionally, thymosin alpha 1 (“thymalfasin”), the chemical composition of thymalfasin, has received Orphan Drug designation in the United States for the treatment of stage IIb through stage IV melanoma. If other parties develop generic forms of thymalfasin for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of thymalfasin. If other parties develop analogues or derivatives of thymalfasin, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

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

Clinical trials of any of our current and potential products or the actual commercial sales of our product may expose us to liability claims from the use of these products. We currently carry product liability insurance. However, we cannot be certain that we will be able to maintain insurance on acceptable terms, if at all, for clinical and commercial activities or that the insurance would be sufficient to cover any potential product liability claim or recall. If we fail to have sufficient coverage, our business, results of operations and cash flows could be adversely affected.

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

Our board of directors has approved an amendment to our trading policy that permits officers and directors to enter into trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Using these plans, officers and directors can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. As of September 30, 2009, no director or officer has such a plan however an officer or director may do so in the future. We expect future sales by officers and directors either under 10b5-1 plans or otherwise as a result of their personal financial planning. We do not believe the volume of such sales would affect our trading price; however, the market could react negatively to sales by our officers and directors, which could affect the trading price of our stock.

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

Our business and operations are subject to the risks of being based in particular locations known for earthquakes, other natural catastrophic disasters and service interruptions.

Our corporate headquarters are located in the Silicon Valley area of Northern California, a region known for seismic activity. Although we maintain a disaster recovery policy that includes storage of important corporate data in a different geographic region of the United States, all of our significant corporate data is stored in our headquarters facility and accordingly, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition. Most of our sales are into China for which we maintain a sole warehouse for finished goods in Hong Kong, which can experience severe typhoon storms. Although our distributors in China maintain several months supply of our product, were our warehouse capability to be interrupted, either through a natural disaster such as flooding or through a service interruption, such as a lack of electricity to power required air conditioning, our ability to timely deliver finished product to China could be adversely affected which in turn would materially adversely affect our sales and ensuing operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: November 9, 2009	/s/ GARY S. TITUS
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed Herewith.