Form 10-Q
period 2010-03-31
SCICLONE PHARMACEUTICALS INC
filed 2010-05-10
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, 47,344,274 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$37,539	$29,687
Short-term investments	1,087	1,646
Accounts receivable	16,913	21,394
Inventories	11,118	10,149
Prepaid expenses and other current assets	1,159	1,518
Restricted short-term investments	67	71

Total current assets	67,883	64,465
Property and equipment, net	749	771
Restricted investments	391	415
Other assets	1,211	1,249

Total assets	$70,234	$66,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,198	$2,339
Accrued liabilities	5,887	6,048
Deferred revenue	—	141

Total current liabilities	7,085	8,528
Long-term liabilities	987	979
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 47,342,191 and 47,217,944 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	47	47
Additional paid-in capital	222,818	222,229
Accumulated other comprehensive income	9	22
Accumulated deficit	(160,712)	(164,905)

Total stockholders’ equity	62,162	57,393

Total liabilities and stockholders’ equity	$70,234	$66,900

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Product sales	$17,962	$15,069
Cost of product sales	2,759	2,665

Gross margin	15,203	12,404

Operating expenses:
Research and development (including $0 and $29 of related party research and development for the three months ended March 31, 2010 and 2009, respectively)	2,675	4,836
Sales and marketing	4,948	4,107
General and administrative	3,197	3,198

Total operating expenses	10,820	12,141

Income from operations	4,383	263

Interest and investment income	25	65
Interest and investment expense	(19)	(49)
Other income (expense), net	2	(23)

Income before provision for income tax	4,391	256
Provision for income tax	198	160

Net income	$4,193	$96

Basic net income per share	$0.09	$0.00
Diluted net income per share	$0.09	$0.00

Weighted average shares used in computing:
Basic net income per share	47,255	46,220
Diluted net income per share	49,134	46,235

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$4,193	$96
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash expense related to employee stock compensation	324	357
Depreciation and amortization	104	139
Realized gain on auction rate securities	(76)	(99)
Other non-cash expense	68	122
Changes in operating assets and liabilities:
Accounts receivable	4,481	(5,231)
Inventories	(963)	252
Prepaid expenses and other assets	294	124
Accounts payable	(1,141)	(487)
Accrued liabilities (including $0 and $29 due to related party as of March 31, 2010 and 2009, respectively)	(161)	(940)
Deferred revenue	(141)	10
Long-term liabilities	8	128

Net cash provided by (used in) operating activities	6,990	(5,529)
Investing activities:
Purchases of property and equipment	(47)	(91)
Proceeds from the sale or maturity of available-for-sale investments	—	42
Proceeds from the sale or maturity of trading security investments	650	—

Net cash provided by (used in) investing activities	603	(49)
Financing activities:
Proceeds from exercise of stock options	259	—

Net cash provided by financing activities	259	—

Effect of exchange rate changes on cash and cash equivalents	—	(17)

Net increase (decrease) in cash and cash equivalents	7,852	(5,595)
Cash and cash equivalents, beginning of year	29,687	27,673

Cash and cash equivalents, end of year	$37,539	$22,078

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$174	$118

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2009 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post-shipment obligations on the part of the Company, except for sales to a new market where acceptance requirements may have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company may replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of March 31, 2010 and December 31, 2009 in the respective condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors. Amounts invoiced relating to arrangements where collectibility is uncertain and revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

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

Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company is exposed to credit risk in the event of default by the institutions holding the cash, cash equivalents and investments and by importers with whom the Company has accounts receivable to the extent of the amounts recorded on the condensed consolidated balance sheet. Substantially all the Company’s cash and cash equivalents are held by financial institutions that the Company believes are of high credit quality. At times, deposits may exceed government insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The People’s Republic of China (“China”) uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the three months ended March 31, 2010 and 2009, sales to three and two importing agents in China accounted for 95% and 97% of the Company’s product sales, respectively. For the three months ended March 31, 2010, the two largest customers accounted for 59% and 29% of sales, respectively. For the three months ended March 31, 2009, the two largest customers accounted for 65% and 32% of sales, respectively. No other customer accounted for more than 10% of sales for the three months ended March 31, 2010 or 2009. As of March 31, 2010, approximately $16.4 million, or 97%, of the Company’s accounts receivable were attributable to four importing agents in China. The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers.

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from stock options and warrants outstanding using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$4,193	$96

Denominator:
Weighted-average shares outstanding used to compute basic net income per share	47,255	46,220
Effect of dilutive securities	1,879	15

Weighted-average shares outstanding used to compute diluted net income per share	49,134	46,235

Basic net income per share	$0.09	$0.00
Diluted net income per share	$0.09	$0.00

For the three months ended March 31, 2010 and 2009, 2,672,119 and 8,704,598 shares, respectively, related to outstanding stock options and warrants were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Comprehensive Income

The following table summarizes components of total comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$4,193	$96
Other comprehensive income (loss):
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	(24)	(12)
Net change in unrealized gains/losses on available for sale securities	11	(31)
Foreign currency translation	—	(17)

Total comprehensive income	$4,180	$36

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments reflects the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report reflect the information available to the Company as of March 31, 2010 and December 31, 2009. See Note 3, “Fair Value Measurements.”

Recent Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. The ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The Company adopted ASU 2010-06 at the beginning of fiscal 2010. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Reclassifications

The Company reclassified shipping and handling costs related to product shipments of $0.1 million from sales and marketing expense to cost of product sales, and reclassified $0.2 million of legal expense from research and development expense to general and administrative expense for the three months ended March 31, 2009 to conform to the current period presentation. These reclassifications had no effect on the prior period’s net income or stockholders’ equity.

2.	Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, and investments (in thousands):

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$14,731	$—	$—	$14,731
Money market funds	673	—	—	673
Foreign U.S. dollar term deposits	22,135	—	—	22,135

Total cash and cash equivalents	$37,539	$—	$—	$37,539

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76	$—	$—	$76
Restricted long-term Italian state bonds maturing in 2013	449	—	(58)	391
Corporate equity securities	51	13	—	64

Total available-for-sale investments	$576	$13	$(58)	$531

Trading security investments:
Auction rate securities maturing after 20 years	$1,014	$—	$—	$1,014

Total trading security investments	$1,014	$—	$—	$1,014

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,541	$—	$—	$17,541
Money market funds	16	—	—	16
Foreign U.S. dollar term deposits	12,130	—	—	12,130

Total cash and cash equivalents	$29,687	$—	$—	$29,687

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76	$—	$—	$76
Restricted long-term Italian state bonds maturing in 2013	449	—	(34)	415
Corporate equity securities	51	2	—	53

Total available-for-sale investments	$576	$2	$(34)	$544

Trading security investments:
Auction rate securities maturing after 20 years	$1,588	$—	$—	$1,588

Total trading security investments	$1,588	$—	$—	$1,588

As of March 31, 2010 and December 31, 2009, available-for-sale securities included $0.5 million in restricted investments. The unrealized losses on the Company’s restricted Italian state bond investments are mainly as a result of currency translation. The Company intends to hold its restricted Italian state bond investments until recovery.

As of March 31, 2010, the Company’s certificate of deposit for $0.1 million secures the Company’s letter of credit required under its European value added tax filing arrangements.

As of March 31, 2010, the Company held $1.0 million in fair value of auction rate securities (“ARS”) as trading securities in short-term investments. The ARS are highly rated investments by one or more of the major independent rating agencies and have contractual maturities generally between 20 and 32 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. Disruptions in the credit markets have adversely affected the market for ARS. However, the Company does not believe that the underlying securities or collateral have been permanently affected.

In November 2008, the Company accepted an Auction Rate Securities Rights Offer (the “Settlement Agreement”) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company received the right to require UBS AG to purchase the Company’s ARS beginning in June 2010 (the “Rights”). The Company held approximately $1.2 million, at par value, of eligible ARS with UBS as of March 31, 2010. By entering into the Settlement Agreement, the Company (1) received the right (the “Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. The Company has recorded the fair value of the Put Option in prepaid expenses and other current assets in its condensed consolidated balance sheet as of March 31, 2010. The Company’s fair value election was intended to create accounting symmetry with its fair value accounting of the ARS.

The recording of the fair value changes of the Put Option resulted in net realized losses of $0.1 million for both the three months ended March 31, 2010 and 2009, respectively, recorded to other expense in the Company’s condensed consolidated statements of operations. The recording of the fair value changes to the ARS trading securities resulted in net realized gains of $0.1 million for both the three months ended March 31, 2010 and 2009 recorded to other income in the Company’s condensed consolidated statements of operations. As of March 31, 2010, the combined fair value of the Put Option and ARS was $1.1 million and represented 99.7% of the par value of the ARS. The Company anticipates that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS. Further, the Company expects to receive the ARS par value of $1.2 million subsequent to June 29, 2010 related to its Settlement Agreement.

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

Where quoted prices are available in an active market, the Company determines fair value based upon quoted market prices, and classifies these values in level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are based upon observable inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and are classified in level 2 of the valuation hierarchy. When quoted prices and observable inputs are unavailable, fair values are based on a market approach using internally developed cash flow models and are classified in level 3 of the valuation hierarchy. The internally developed cash flow models primarily use, as inputs, estimates for interest rates and discount rates including yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the assets. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the assets including assumptions about risk developed based on the best information available in the circumstances. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets being measured and their placement within the fair value hierarchy.

Other financial instruments, including accrued liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturity of these instruments.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments and other current assets) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
Money market funds	$673	$—	$—	$673
Foreign U.S. dollar term deposits	—	22,135	—	22,135
Certificates of deposit	—	76	—	76
Corporate equity securities	64	—	—	64
Restricted long-term Italian state bonds	391	—	—	391
Auction rate securities	—	—	1,014	1,014
Put Option	—	—	134	134

Total	$1,128	$22,211	$1,148	$24,487

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets during the three months ended March 31, 2010 (in thousands):

	Auction Rate Securities	Put Option
Balance at December 31, 2009	$1,588	$202
Proceeds from sales	(650)	—
Total realized gain (loss) included in net income	76	(68)

Balance at March 31, 2010	$1,014	$134

4.	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$1,884	$2,446
Work in progress	5,070	1,048
Finished goods	4,164	6,655

	$11,118	$10,149

5.	Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	March 31, 2010	December 31, 2009
Accrued sales and marketing expenses	$1,511	$1,394
Accrued manufacturing costs	1,112	808
Accrued compensation	946	1,913
Accrued professional fees	524	394
Accrued taxes	404	309
Accrued clinical trial expense	338	452
Other	1,052	778

	$5,887	$6,048

6.	Lines-of-Credit

Silicon Valley Bank

Under its loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank (the “Credit Facility”), the Company and its subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, may borrow up to $6 million for a term of 36 months, subject to certain sublimits, including $2.5 million for letters of credit. The Credit Facility is secured by a first priority secured interest in all of the Company’s assets, other than intellectual property. The Credit facility expires in November 2011, and upon termination all amounts borrowed must be repaid in full. As of March 31, 2010, there were no outstanding borrowings under the Credit Facility. The Credit Facility bears interest at the bank’s prime rate plus 1.75% on outstanding balances. The Company is required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined, and since November 14, 2009, has been subject to certain minimum fees and interest payments. The Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets and to carry credit insurance. During 2009, Company received a limited waiver to the Credit Facility to waive certain minimum fees and interest payments, and to waive the requirement to maintain a credit insurance policy.

UBS AG

The Company also has available a Credit Line (the “UBS Credit Line”) with UBS AG that will provide up to an aggregate amount of $0.8 million in the form of an uncommitted, demand, revolving line of credit in connection with its previous acceptance of an offer from UBS AG and its affiliates (“UBS”) of certain rights to require UBS to repurchase $1.2 million (par value) of auction rate securities that UBS had previously sold to the Company. The UBS Credit Line will be secured only by such auction rate securities and proceeds from sales of the auction rate securities will be applied to repayment of the UBS Credit Line.

Advances under the UBS Credit Line will be made on a “no net cost” basis, meaning that the interest paid by the Company on such advances will not exceed the interest or dividends paid to the Company by the issuer of the auction rate securities.

The UBS Credit Line also provides, among other things, that UBS AG may demand full or partial repayment of the UBS Credit Line or terminate and cancel the UBS Credit Line at its sole discretion and without cause at any time; provided that in such case UBS AG would be required to provide the Company alternative financing on substantially similar terms or repurchase the auction rate securities at par, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS AG and the Company is terminated for cause by UBS AG. As of March 31, 2010, the Company had no outstanding borrowings under the UBS Credit Line.

7.	Stock-Based Compensation

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the options expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period, generally four years. Certain options granted under the Plans vest over shorter periods. During the quarter ended March 31, 2010, the Company granted options to purchase a total of 1,213,500 shares of common stock and options to purchase 124,247 shares were exercised. During the twelve months ended December 31, 2009, the Company granted options to purchase a total of 2,269,000 shares of common stock and 999,000 shares were exercised.

The Company has granted to certain employees performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon the employee meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option has a ten year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the awards has been calculated using the Black-Scholes option pricing model. The Company recognizes expense related to the performance-based options over the period of time the Company determines that it is probable that the performance goal will be achieved. For the three months ended March 31, 2010, the Company granted a performance-based option to purchase a total of 40,000 shares of common stock. For the twelve months ended December 31, 2009, the Company granted performance-based options to purchase a total of 340,000 shares of common stock. For both the three months ended March 31, 2010 and 2009, the Company recorded no option expense related to these awards as the achievement of the performance goal was not considered probable by the Company.

8.	Income Taxes

Provision for income tax of $0.2 million for both the three months ended March 31, 2010 and 2009 related to the Company’s foreign operations in China. The Company’s statutory tax rate in China was 20% in 2009 and is 22% for 2010. The Company did not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested in the foreign operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; the sufficiency of our resources to complete clinical trials and other new product development initiatives; government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing, the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; ZADAXIN’s ability to complement existing therapies; prospects for ZADAXIN® and our plans for its enhancement and commercialization; future size of the worldwide hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets; research and development and other expense levels; the ability of our suppliers to continue financially viable production of our products; cash and other asset levels; and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a profit-focused, global specialty pharmaceutical company with a substantial international business, based primarily in the People’s Republic of China (“China”), and with a product portfolio of novel therapies for cancer and infectious diseases. Our strategy is focused on continuing international sales growth, a cost-containing clinical development strategy, and overall expense management. ZADAXIN, our brand of thymalfasin or thymosin alpha 1, is sold in over 30 countries for the treatment of the hepatitis B virus (“HBV”) and the hepatitis C virus (“HCV”), certain cancers and as a vaccine adjuvant. We believe our current cash and investment position and the gross profit from our product sales provide the financial resources to execute on our strategy for continued growth in our international business and for development of our pipeline of late-stage product candidates.

We plan to expand our commercial operations, currently located primarily in China, with the goal of becoming a significant pharmaceutical company in China’s rapidly growing pharmaceutical market. A key part of our strategy is to leverage our decade of experience in China and to grow our international business by adding commercial stage or near term commercial stage products to our portfolio. We believe we are well-positioned to in-license additional therapeutics for our international business with a focus on China, in part because of our opportunity to commercialize these products utilizing our well established sales and marketing organization in China. Furthermore, our international growth strategy may include additional partnerships and merger and acquisition transactions for synergistic, commercially attractive products.

We have successfully in-licensed two products that are part of this international commercial growth strategy, DC Bead TM and ondansetron RapidFilmTM. Our DC Bead product candidate is a novel treatment for advanced liver cancer which is currently approved in 40 countries worldwide, including Europe and the U.S. We have commercialization rights for this product in China. We commenced a small local registration trial in the first quarter of 2010, which is expected to enroll approximately 40 advanced liver cancer patients at six State Food and Drug Administration (“SFDA”)-certified liver cancer treatment centers. The primary endpoint is safety and the secondary endpoint is efficacy, as measured by tumor response. If the trial results are positive, we believe we may receive regulatory approval for DC Bead in the first half of 2011.

Our second in-licensed product candidate as part of this international commercial growth strategy is ondansetron RapidFilm. Ondansetron RapidFilm is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy and surgery. In March 2010, we announced that BioAlliance Pharma had received European Union (“EU”) approval of ondansetron RapidFilm. BioAlliance Pharma holds all European rights to ondansetron RapidFilm and was granted regulatory approval under the EU decentralized procedure in 16 major EU countries. We have commercialization rights for this product candidate in China including Hong Kong and Macau, and Vietnam, and we plan to file for product registration in 2010 with the regulatory authorities as soon as the first EU country issues marketing authorization which we expect to occur in 2010. Due to delays in marketing authorizations for ondansetron RapidFilm in Europe, we now believe we may receive regulatory approval in China in 2012 at which time we intend to introduce the product through our existing sales organization.

Our clinical development strategy is focused on our portfolio of novel product candidates for cancer and infectious diseases and includes SCV-07 and thymalfasin. SCV-07 is being developed for the delay of onset of severe oral mucositis in patients receiving chemoradiation therapy for the treatment of cancers of the head and neck and for the treatment of HCV. Thymalfasin is being developed in an ongoing clinical trial for enhancement of influenza H1N1 vaccination in immuno-compromised patient populations.

We are moving forward our clinical development program for SCV-07, a small molecule synthetic peptide with immunomodulating properties, which is being studied in two indications: oral mucositis and HCV. Oral mucositis is a common, painful, debilitating complication of cancer treatment, and we estimate that total medical costs for the treatment of oral mucositis may reach around $4.2 billion in the U.S. and $10 billion worldwide in 2010. In March 2010, we announced topline results from our phase 2 clinical trial of SCV-07 for the delay to onset of severe oral mucositis caused by chemoradiotherapy regimens used to treat head and neck cancer. The study showed a signal towards delay to onset of severe oral mucositis, the study’s primary endpoint, in the higher dose group. Patients in the low dose treatment arm appeared to do worse than placebo, suggesting that the treatment effect is sensitive to dose. Additionally, SCV-07 was safe and well tolerated with no drug-related serious adverse events reported, indicating that there is potential to administer higher doses of SCV-07 in future clinical studies. Based on the study findings, we intend to initiate discussions with the U.S. Food and Drug Administration regarding the design of a second phase 2 study, which would include higher doses of SCV-07.

The second component of the SCV-07 clinical development program is for the treatment of HCV. This multicenter, multidose, open-label study is designed to evaluate the safety and immunomodulatory effects of SCV-07 as a monotherapy or in combination with ribavirin in non–cirrhotic patients with genotype 1 chronic HCV who have relapsed after at least 44 weeks of treatment with pegylated interferon and ribavirin. The study, which monitors biomarkers of immune activation and HCV viral load dynamics, includes two treatment cohorts of 20 patients each who receive SCV-07 at a dose of either 0.1 mg/kg or 1.0 mg/kg. The treatment period is approximately eight weeks long including four weeks of SCV-07 monotherapy followed by four weeks of SCV-07 in combination with ribavirin. We expect to report results by the end of 2010. During our previous phase 2a clinical trial of SCV-07 designed to evaluate the effect of SCV-07 on HCV viral load, as well as on other measures of immune response, SCV-07 demonstrated activity in some treated patients in the higher dosage groups, and the decrease in viral load in these patients was accompanied by an increase in a biomarker which is usually correlated with an immunological response against HCV. Additionally, SCV-07 was shown to be generally safe and well-tolerated with no dose limiting toxicities or serious adverse events reported.

We continue to seek development opportunities with ZADAXIN (“thymalfasin”) focused on vaccine enhancement. In January and February 2010, we and our partner, Sigma-Tau Finanziaria S.p.A., announced two data points from the study of ZADAXIN as an enhancer of H1N1 flu vaccines. The study is being conducted in an immunocompromised population of patients on chronic dialysis. ZADAXIN treatment given with the MF59 adjuvanted H1N1 influenza monovalent vaccine, Focetria™ from Novartis, led to a significant increase in the percentage of subjects who seroconverted, when evaluated at 21 days after vaccination, compared with those who received the H1N1 vaccine alone; and at 42 days after vaccination the improvement in titers seen in ZADAXIN-treated patients was maintained. We plan to announce further data in the first half of 2010, after all patients have reached 168 days post vaccination and final topline results are available. ZADAXIN is currently approved in Italy and more than 10 other countries as an enhancer for the influenza vaccine in immune-compromised patients.

Outside of China, SciClone’s clinical development strategy is to focus on driving cost-efficient phase 1 and 2 development of promising compounds while seeking development partners for costly phase 3 trials, allowing us to achieve the potential upside of our portfolio of drug candidates.

We believe our cash and investments as of March 31, 2010 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

Recent Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. The ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. We adopted ASU 2010-06 at the beginning of fiscal 2010. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

For the three months ended March 31, 2010 and 2009 product sales were $18.0 million and $15.1 million, respectively. Our revenue growth was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China. For the three months ended March 31, 2010 and 2009, product sales to China were $17.0 million and $14.6 million, or 95% and 97% of sales, respectively. All product sales in each period were derived from sales of ZADAXIN.

For the three-month period ended March 31, 2010, sales to two importing agents in China accounted for approximately 59% and 29% of our product sales. For the three-month period ended March 31, 2009, sales to two importing agents in China accounted for approximately 65% and 32% of our product sales. The two largest customers were the same importing agents in each of these periods.

Gross margin on product sales was 84.6% for the three-month period ended March 31, 2010, as compared to 82.3% for the corresponding period in 2009. The increase in gross margin was attributable to lower per vial production costs resulting from higher production volume. We expect cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of ZADAXIN, the absorption of product-related fixed costs, currency exchange fluctuations, and any charges associated with excess or expiring finished product inventory.

Research and development expenses were $2.7 million for the three-month period ended March 31, 2010, compared to $4.8 million for the corresponding period in 2009. The decrease was primarily related to the timing of clinical trial-related expenses including the completion of enrollment of patients in our phase 2 clinical trial of SCV-07 for the delay to onset of severe oral mucositis in the first quarter of 2010 and the discontinuation of the RP101 clinical trial for the treatment of pancreatic cancer last year. These decreases were partially offset by increased expenses related to our SCV-07 phase 2 clinical trial for the treatment of HCV.

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

The initiation and continuation of our current clinical development programs has had and is expected to continue to have a significant effect on our research and development expenses. Actual costs incurred in future periods will vary depending in particular upon timeline and design for further clinical trials and final decisions regarding the timing and expense sharing arrangements for these trials. An expansion or significant extension of our clinical development programs may require us to seek additional capital resources. We are evaluating opportunities to acquire or in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments or other expenses related to in-licensing and development of new products in the future.

Sales and marketing expenses were $4.9 million for the three-month period ended March 31, 2010, as compared to $4.1 million for the corresponding period in 2009. The increased level of sales and marketing expenses was primarily due to a $0.4 million increase in employee-related costs and a $0.3 million increase in conference expense as a result of increased local seminar participation and sales meetings as we continued to expand sales efforts for ZADAXIN in the 2010 period. We expect sales and marketing expenses to increase for the remainder of 2010 related to expanding sales efforts, primarily in China.

General and administrative expenses were $3.2 million for both the three-month periods ended March 31, 2010 and 2009.

Provision for income tax was $0.2 million for both the three-month periods ended March 31, 2010 and 2009 and relates to our foreign operations in China. The increase in the 2010 period related to increased operating activity in China and an increased statutory tax rate in China from 20% in 2009 to 22% in 2010.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 97 and 100 days for the three-month periods ended March 31, 2010 and 2009, respectively. The majority of our sales are to customers in China where our accounts receivable collections have standard credit terms ranging from 90 to 180 days.

At March 31, 2010 and December 31, 2009, we had $39.1 million and $31.8 million, respectively, in cash and investments, including $1.0 million and $1.6 million, respectively, of ARS recorded at fair value as trading securities. The ARS are investments with contractual maturities generally between 20-32 years whose underlying assets are student loans that are substantially backed by the federal government with interest rates resetting approximately every 30 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. Disruptions in the credit markets have adversely affected the market for ARS. However, we do not believe that the underlying securities or collateral have been permanently affected and we continue to earn interest on our ARS.

Net cash provided by (used in) operating activities was $7.0 million and ($5.5) million, for the three months ended March 31, 2010 and 2009, respectively. Net cash provided by (used in) operating activities for the three months ended March 31, 2010 and 2009, primarily reflected the net income for the periods, adjusted for non-cash items such as employee stock compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. For the three months ended March 31, 2010, such changes included a $4.5 million decrease in accounts receivable as a result of cash received from customers and an increase in inventory levels by $1.0 million to meet expected sales demands. For the three month period ended March 31, 2009, such changes included an increase of $5.2 million in our accounts receivable related to normal fluctuations in the timing of payments received from customers.

Net cash provided by (used in) investing activities was $0.6 million and ($49,000) for the three months ended March 31, 2010 and 2009, respectively. Cash provided by (used in) investing activities was primarily related to proceeds from the sale and maturity of investments, net of purchases of property and equipment.

Net cash provided by financing activities of $0.3 million for the three months ended March 31, 2010 consisted of proceeds from the exercise of stock options made under our stock award plans.

In November 2008, SciClone and its subsidiaries, SciClone Pharmaceuticals International Ltd. (“SPIL”) and SciClone Pharmaceuticals International China Holding Ltd. (“SPIL China”) as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank (the “Credit Facility”). The Credit Facility is a line-of-credit that permits borrowing up to $6 million for a term of 36 months, subject to certain sublimits, including $2.5 million for letters of credit. The Credit Facility is secured by a first priority secured interest in all of our assets, other than intellectual property. The Credit Facility also requires us to obtain a credit insurance policy insuring certain foreign account receivable assets. SciClone Pharmaceuticals, Inc., as the parent of SPIL and SPIL China, is the guarantor of the Credit Facility. The Credit Facility expires in November 2011, and upon termination all amounts borrowed must be repaid in full. As of March 31, 2010, there were no outstanding borrowings under the Credit Facility.

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

We intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations, in-licensing or acquiring new products, particularly in China, and funding our clinical trials. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings, if any, will be sufficient to conduct and complete further clinical trials or to acquire or in-license additional products. The need, timing and amount of any such financing would depend upon numerous factors, including the level of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the three-month period ended March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, term deposits, U.S. Treasury, or government agency notes. In the past, we also invested in highly-rated, auction rate securities. The auction rate securities are classified as trading securities as of March 31, 2010, and consequently, are recorded on the balance sheet at fair value with realized gains or losses reported as income (loss). All of our investments mature within one year from date of purchase except for our auction rate securities, which we have the right to sell at par value, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and our Italian state bonds which mature in 2013. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio at March 31, 2010. We do not hold any derivative financial instruments for speculation or trading purposes.

We determined the fair market values of our financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs (level 1 and level 2 inputs) and minimize the use of unobservable inputs (level 3 inputs) when measuring fair value. We categorized our $1.2 million par value ARS as level 3 in short-term investments due to the failures in the markets to provide quoted market prices for the ARS securities as well as the lack of any correlation to these instruments to other observable market data. We valued these securities using a pricing model. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program-FFELP), the probability of the auction succeeding or the security being called, an illiquidity discount factor, and tax status. At March 31, 2010, the ARS were recorded at their determined fair value of $1.0 million and the loss of $0.2 million had been realized in our financial statements. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take further losses or gains for these securities.

We have recorded our Put Option at its fair value of $0.1 million in prepaid expenses and other current assets on our accompanying condensed consolidated balance sheet as of March 31, 2010. We estimate the fair value of the Put Option based on a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and amount of cash flows for the expected holding period. These inputs reflect our assumptions about risk, developed based on the best information available in the circumstances. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this asset, which may lead us in the future to record gains or losses for this asset.

Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. However, some of our purchases with contract manufacturers are denominated in euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances denominated in euros. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. Such losses have not been significant to date.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended) that was identified in connection with the evaluation thereof that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our risk factors are set forth below in their entirety. The list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

We have a history of operating losses and an accumulated deficit. Although we reported net income of $11.9 million for the year ended December 31, 2009 and $4.2 million for the three months ended March 31, 2010, we have experienced significant operating losses in the past, and as of March 31, 2010, we had an accumulated deficit of approximately $160.7 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

•	finding a partner for late-stage trials of our clinical development candidates;

•

progress of DC BeadTM and ondansetron RapidFilmTM through required clinical studies and the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China and Vietnam;

•	timing and achievement of milestones;

•	changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	government regulatory action affecting our drug products or our competitors’ drug products in China, the United States and other foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic and political conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

Our revenue is dependent on our sale of ZADAXIN in China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. If we experience difficulties in our foreign sales efforts in China, our business will suffer and our operating results and financial condition will be harmed. For the three months ended March 31, 2010 and 2009, approximately 95% and 97%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy.

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

Our ZADAXIN sales and operations in other parts of China and the world are subject to a number of risks and increasing regulations, including difficulties and delays in obtaining registrations, renewals of registrations, permits, pricing approvals and reimbursement, increasing regulation of product promotion and selling practices, unexpected changes in regulatory requirements and political instability. In addition, during the second quarter of 2009 we experienced a strong upsurge in

ZADAXIN sales which we believe was attributable both to the increasing penetration of ZADAXIN within the Chinese market, as well as concerns in China from the H1N1 flu virus. Although we believe that ZADAXIN sales have returned to levels more consistent with our established business, if distributors and hospitals that purchase ZADAXIN stockpile more ZADAXIN than needed for current use, our sales of ZADAXIN may suffer as distributors and hospitals use ZADAXIN already in their inventory before purchasing additional product from us. This could lead to uneven future revenue results for ZADAXIN and in turn materially impact our cash flow and business condition.

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

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next. *

China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on a limited number of importers, in any given quarter, to supply substantially all of our product in China. Because we use a small number of importing agents in China, our receivables from any one importing agent are material, and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected.

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

While we have sales of ZADAXIN (“thymalfasin or thymalfasin alpha 1”) in certain markets, regulatory approval does not exist at this time for ZADAXIN for the key markets of the United States, Europe (outside of Italy) and Japan and, in this respect ZADAXIN is still being developed. In 2006, we acquired the rights to distribute DC Bead in China, but we must receive regulatory approval before we can commercialize this product. We previously believed that regulatory approval for DC Bead in China would be forthcoming in 2009. However, the SFDA required us to conduct a local trial in China to supplement data already obtained from a previous DC Bead study. This study is underway and if the trial results are positive, we expect to receive regulatory approval for DC Bead in the first half of 2011. Our other potential products presently are SCV-07 and ondansetron RapidFilm and each of them is in an earlier stage of development than ZADAXIN. Clinical trials outcomes are uncertain. For example, in October 2009, we halted our phase 2 trial of RP101 and we have no plans to proceed with further development of RP101 at this time. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

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

Many of our trials involve the use of thymalfasin in combination with other drugs. SCV-07 may be developed to be used in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, dacarbazine and gemcitabine are known to cause adverse patient reactions. We cannot predict how thymalfasin, DC Bead, ondansetron RapidFilm or SCV-07 will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of thymalfasin, DC Bead, ondansetron RapidFilm or SCV-07 when used in certain combination therapies.

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

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated side effects and/or drug interactions that may significantly decrease the likelihood of regulatory approval. In October 2009, we announced the discontinuation of our phase 2 clinical trial evaluating RP101, a nucleoside analog known as BVdU, for the treatment of late-stage pancreatic cancer. This decision followed the recommendation of the trial’s Data Safety Monitoring Committee (“DSMC”) based upon the data reviewed and we have no plans to proceed with further development of RP101 at this time. In addition, on November 5, 2008, we announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (“peg-IFN-2a”) and ribavirin (“RBV”) as a treatment for patients with hepatitis C virus (“HCV”) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained virological response (“SVR”) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (“Completer Population”), the primary endpoint was achieved with statistical significance. These results did not meet our expectations based upon prior clinical trials. Similarly, the results of our thymalfasin phase 2 melanoma clinical trial do not necessarily predict future clinical or commercial success. Finally, the results of studies in DC Bead, ondansetron RapidFilm, SCV-07, including a phase 2a for HCV, pre-clinical and phase 1 trial results also do not predict clinical or commercial success.

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

         Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, and once commercialized, DC Bead, ondansetron RapidFilm and SCV-07. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Reimbursement is generally not available for ZADAXIN in China and we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for DC Bead in China or ondansetron RapidFilm in China including Hong Kong and Macau, or Vietnam. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

Our ability to execute on our business strategy is largely dependent on our ability to obtain regulatory approval for the use of thymalfasin in major markets, for the use of SCV-07 in major markets, excluding Russia, for the use of ondansetron RapidFilm in China including Hong Kong and Macau, and Vietnam, and for the use of DC Bead in China. The regulatory approval processes in the United States, Europe and China are demanding and typically require 12 months or more in the United States and China and 18 months or more in Europe from the date of submission of an NDA. We have committed significant resources, including capital and time, to develop these products, and intend to continue to do so, including the initiation and execution of additional clinical trials, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any revenue from these products in these major markets and our thymalfasin sales in other jurisdictions could decline.

We believed that regulatory approval for DC Bead would be forthcoming in 2009. However, the SFDA required us to conduct a local trial in China to supplement data already obtained from a previous DC Bead study. The study is underway and if the trial results are positive, we expect to receive regulatory approval for DC Bead in the first half of 2011. However, we cannot give assurance that such submission will be approved by the regulatory authorities. If additional clinical trials in China are required as part of the regulatory process, the regulatory submission for marketing approval could be delayed for a considerable period of time, and there can be no assurance that the results of clinical trials would support a regulatory submission or that the regulatory authorities would approve the product to be commercialized and sold in China. To the extent that additional information or clinical trials are required by the regulatory authorities, or we do not receive regulatory approval in China, our future sales potential in China could be harmed.

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

Further, any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk active pharmaceutical ingredient (“API”) product for the manufacture of ZADAXIN for our current markets, including China. During 2009, we experienced quality-control problems with a component of our ZADAXIN kit. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify a new supplier for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced.

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

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN in most of Europe. Biocompatibles is providing SciClone with the necessary supporting documents to obtain regulatory approval in China for DC Bead, APR is providing SciClone with the necessary supporting documents to obtain regulatory approval in China including Hong Kong and Macau, and Vietnam for ondansetron RapidFilm. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and some have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

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

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. However, our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for ondansetron RapidFilm in China including Hong Kong and Macau, and Vietnam, the execution and successful completion of thymalfasin, SCV-07, and DC Bead clinical trials and securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Our cash and investments are subject to certain risks which could materially adversely affect our overall financial position. *

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur. Further, we hold auction rate securities (“ARS”) which are collateralized by student loans with most of such collateral in the aggregate being guaranteed by the U.S. government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every month. As of March 31, 2010, we held $1.0 million of auction rate security investments and all of these had experienced failed auctions since February 2008. An auction failure means that the parties wishing to sell securities could not. When an auction fails, the interest rate on such securities resets to a default rate which is usually higher and would require payment by the issuer, affecting its creditworthiness and therefore potentially its ability to redeem such obligations and therefore avoid the higher interest payments.

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

As a result, our ability to liquidate these investments and fully recover the carrying value of these investments in the near term is limited or may not exist. We have written down our ARS investments by $0.2 million as of March 31, 2010. Should our ARS investments continue to lose value, or should any of our other cash investments permanently lose value or have their liquidity impaired, it would have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

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

Currently a majority of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. President Obama’s administration has recently announced initiatives that would substantially reduce our ability to defer U.S. taxes including: repeal deferral of U.S. taxation of foreign earnings, eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminates various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into legislation, they could have a negative impact on our financial position and results of operations.

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

Item 4. Removed and Reserved

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

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: May 10, 2010	/s/ GARY S. TITUS
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed Herewith.