Form 10-Q
period 2010-06-30
SCICLONE PHARMACEUTICALS INC
filed 2010-08-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, 47,796,167 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$35,706	$29,687
Short-term investments	7,208	1,646
Accounts receivable	21,838	21,394
Inventories	8,839	10,149
Prepaid expenses and other current assets	1,853	1,518
Restricted short-term investments	61	71

Total current assets	75,505	64,465
Property and equipment, net	661	771
Restricted investments	350	415
Other assets	1,091	1,249

Total assets	$77,607	$66,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,109	$2,339
Accrued liabilities	6,413	6,048
Deferred revenue	—	141

Total current liabilities	7,522	8,528
Long-term liabilities	1,002	979
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 47,784,192 and 47,217,944 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	48	47
Additional paid-in capital	224,303	222,229
Accumulated other comprehensive (loss) income	(36)	22
Accumulated deficit	(155,232)	(164,905)

Total stockholders’ equity	69,083	57,393

Total liabilities and stockholders’ equity	$77,607	$66,900

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product sales	$20,694	$21,971	$38,656	$37,040
Cost of product sales	3,540	3,422	6,299	6,087

Gross margin	17,154	18,549	32,357	30,953

Operating expenses:
Research and development	2,407	3,561	5,082	8,397
Sales and marketing	5,603	4,791	10,551	8,898
General and administrative	3,386	2,741	6,583	5,939

Total operating expenses	11,396	11,093	22,216	23,234

Income from operations	5,758	7,456	10,141	7,719

Interest and investment income	23	40	48	105
Interest and investment expense	(19)	(51)	(38)	(100)
Other income (expense), net	(85)	46	(83)	23

Income before income tax	5,677	7,491	10,068	7,747
Provision for income tax	197	152	395	312

Net income	$5,480	$7,339	$9,673	$7,435

Basic net income per share	$0.12	$0.16	$0.20	$0.16
Diluted net income per share	$0.11	$0.16	$0.20	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$9,673	$7,435
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash expense related to stock-based compensation	1,005	877
Depreciation and amortization	209	265
Realized gain on trading securities	(212)	(98)
Other non-cash expense	236	79
Changes in operating assets and liabilities:
Accounts receivable	(444)	(12,424)
Inventories	1,327	(1,220)
Prepaid expenses and other assets	99	497
Accounts payable	(1,230)	(521)
Accrued liabilities (including $0 and $1,485 due to related party as of June 30, 2010 and 2009, respectively)	365	(861)
Deferred revenue	(141)	21
Long-term liabilities	23	161

Net cash provided by (used in) operating activities	10,910	(5,789)
Investing activities:
Purchases of property and equipment	(61)	(157)
Purchases of available-for-sale investments	(7,141)	—
Proceeds from the sale or maturity of available-for-sale investments	—	44
Proceeds from the sale or maturity of trading security investments	1,250	—

Net cash used in investing activities	(5,952)	(113)
Financing activities:
Proceeds from exercise of stock options	1,053	100

Net cash provided by financing activities	1,053	100
Effect of exchange rate changes on cash and cash equivalents	8	(11)

Net increase (decrease) in cash and cash equivalents	6,019	(5,813)
Cash and cash equivalents, beginning of period	29,687	27,673

Cash and cash equivalents, end of period	$35,706	$21,860

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$373	$294

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2009 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post-shipment obligations on the part of the Company, except for sales to a new market where acceptance requirements may have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company may replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of June 30, 2010 and December 31, 2009 in the accompanying condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors. Amounts invoiced relating to arrangements where collectibility is uncertain and revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

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

The People’s Republic of China (“China”) uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the three months ended June 30, 2010 and 2009, sales to two importing agents in China accounted for 98% and 97% of the Company’s product sales, respectively. For the six months ended June 30, 2010 and 2009, sales to three and two importing agents in China accounted for 93% and 97%, of the Company’s product sales, respectively. No other importer accounted for more than 10% of sales for the six months ended June 30, 2010 or 2009. As of June 30, 2010, approximately $21.4 million, or 98%, of the Company’s accounts receivable were attributable to three importing agents in China. The Company performs on-going credit evaluations of its importers’ financial condition and generally does not require collateral from its importers.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$5,480	$7,339	$9,673	$7,435

Denominator:
Weighted-average shares outstanding used to compute basic net income per share	47,549	46,241	47,403	46,230
Effect of dilutive securities	2,292	470	2,103	120

Weighted-average shares outstanding used to compute diluted net income per share	49,841	46,711	49,506	46,350

Basic net income per share	$0.12	$0.16	$0.20	$0.16
Diluted net income per share	$0.11	$0.16	$0.20	$0.16

For the three months ended June 30, 2010 and 2009, 2,894,967 and 7,002,834 shares, respectively, related to outstanding stock options and warrants were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and warrants calculated under the treasury stock method would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, 2,599,463 and 8,747,053 shares, respectively, related to outstanding stock options and warrants were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and warrants calculated under the treasury stock method would have been anti-dilutive.

Comprehensive Income

The following table summarizes components of total comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$5,480	$7,339	$9,673	$7,435
Other comprehensive income (loss):
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	(41)	26	(65)	14
Net change in unrealized gains/losses on available for sale securities	(12)	23	(1)	(8)
Foreign currency translation	8	6	8	(11)

Total comprehensive income	$5,435	$7,394	$9,615	$7,430

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments reflects the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report reflect the information available to the Company as of June 30, 2010 and December 31, 2009. See Note 3, “Fair Value Measurements.”

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

Reclassifications

The Company reclassified shipping and handling costs related to product shipments of $0.1 million and $0.3 million, respectively, from sales and marketing expense to cost of product sales for the three and six months ended June 30, 2009, and reclassified $0.1 million and $0.3 million of legal expense from research and development expense to general and administrative expense for the three and six months ended June 30, 2009, respectively, to conform to the current period presentation. These reclassifications had no effect on the prior period’s net income or stockholders’ equity.

2.	Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, and investments (in thousands):

	June 30, 2010
	Amortized Cost	Unrealized Gains	In Unrealized Loss Position For More Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$20,380	$—	$—	$20,380
Money market funds	326	—	—	326
Foreign U.S. dollar term deposits	15,000	—	—	15,000

Total cash and cash equivalents	$35,706	$—	$—	$35,706

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76	$—	$—	$76
Foreign U.S. dollar term deposits maturing within 1 year	7,141	—	—	7,141
Restricted long-term Italian state bonds maturing in 2013	449	—	(99)	350
Corporate equity securities	51	1	—	52

Total available-for-sale investments	$7,717	$1	$(99)	$7,619

	December 31, 2009
	Amortized Cost	Unrealized Gains	In Unrealized Loss Position For More Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,541	$—	$—	$17,541
Money market funds	16	—	—	16
Foreign U.S. dollar term deposits	12,130	—	—	12,130

Total cash and cash equivalents	$29,687	$—	$—	$29,687

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76	$—	$—	$76
Restricted long-term Italian state bonds maturing in 2013	449	—	(34)	415
Corporate equity securities	51	2	—	53

Total available-for-sale investments	$576	$2	$(34)	$544

Trading security investments:
Auction rate securities maturing after 20 years	$1,588	$—	$—	$1,588

Total trading security investments	$1,588	$—	$—	$1,588

As of June 30, 2010 and December 31, 2009, available-for-sale securities included $0.4 million and $0.5 million in restricted investments, respectively. The unrealized losses on the Company’s restricted Italian state bond investments are mainly as a result of currency translation. The Company intends to hold its restricted Italian state bond investments until recovery.

As of June 30, 2010 and December 31, 2009, the Company’s certificate of deposit for $0.1 million secures the Company’s letter of credit required under its European value added tax filing arrangements.

On June 30, 2010, the Company exercised its right (“the Put Option”) under its Auction Rate Securities (“ARS”) Rights Offer from UBS AG to sell its ARS back to the investment firm at par value for $0.6 million. As of December 31, 2009, the Company had recorded the $0.2 million fair value of the Put Option in prepaid expenses and other current assets in its condensed consolidated balance sheet. The Company’s fair value election was intended to create accounting symmetry with its fair value accounting of the ARS.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments, and other current assets) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of June 30, 2010
Money market funds	$326	$—	$326
Foreign U.S. dollar term deposits	—	22,141	22,141
Certificates of deposit	—	76	76
Corporate equity securities	52	—	52
Restricted long-term Italian state bonds	350	—	350

Total	$728	$22,217	$22,945

	Fair Value Measurements at December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Money market funds	$16	$—	$—	$16
Foreign U.S. dollar term deposits	—	12,130	—	12,130
Certificates of deposit	—	76	—	76
Corporate equity securities	53	—	—	53
Restricted long-term Italian state bonds	415	—	—	415
Auction rate securities	—	—	1,588	1,588
Put Option	—	—	202	202

Total	$484	$12,206	$1,790	$14,480

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Auction Rate Securities:
Balance at beginning of period	$1,014	$1,584	$1,588	$1,485
Proceeds from sales	(600)	—	(1,250)	—
Receivable from broker	(550)	—	(550)	—
Total realized gain (loss) included in other income (expense)	136	(1)	212	98

Balance at end of period	$—	$1,583	$—	$1,583

Put Option:
Balance at beginning of period	$134	$163	$202	$285
Total realized gain (loss) included in other income (expense)	(134)	43	(202)	(79)

Balance at end of period	$—	$206	$—	$206

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$1,797	$2,446
Work in progress	457	1,048
Finished goods	6,585	6,655

	$8,839	$10,149

5.	Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	June 30, 2010	December 31, 2009
Accrued compensation	$1,553	$1,913
Accrued sales and marketing expenses	1,527	1,394
Accrued professional fees	1,013	394
Accrued manufacturing costs	855	808
Accrued clinical trial expense	477	452
Accrued taxes	393	309
Other	595	778

	$6,413	$6,048

6.	Silicon Valley Bank Line-of-Credit

Under its loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank (the “Credit Facility”), the Company and its subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, may borrow up to $6 million for a term of 36 months, subject to certain sublimits, including $2.5 million for letters of credit. The Credit Facility is secured by a first priority secured interest in all of the Company’s assets, other than intellectual property. The Credit facility expires in November 2011, and upon termination all amounts borrowed must be repaid in full. As of June 30, 2010, there were no outstanding borrowings under the Credit Facility. The Credit Facility bears interest on borrowed funds at the bank’s prime rate plus 1.75% on outstanding balances. The Company is required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined, and since November 14, 2009, has been subject to certain minimum fees and interest payments. The Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets and to carry credit insurance. The Company has received a limited waiver to the Credit Facility to waive certain minimum fees and interest payments, and to waive the requirement to maintain a credit insurance policy. The Company is currently in compliance with the Credit Facility after giving effect to the limited waiver.

7.	Stock-Based Compensation

Stock Options

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company, under the various equity plans, is permitted to grant incentive stock options, nonstatutory stock options, restricted stock units, performance shares and other forms of equity compensation. In accordance with the Plans, the options expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period, generally four years, or upon achievement of certain service conditions. Certain options granted under the Plans vest over shorter periods. During the six months ended June 30, 2010, the Company granted options to purchase a total of 1,445,000 shares of common stock and options to purchase 566,000 shares were exercised. During the twelve months ended December 31, 2009, the Company granted options to purchase a total of 2,269,000 shares of common stock and 999,000 shares were exercised.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the awards has been calculated using the Black-Scholes option pricing model. The Company recognizes expense related to the performance-based options over the period of time the Company determines that it is probable that the performance goal will be achieved. For the six months ended June 30, 2010, the Company granted a performance-based option to purchase a total of 40,000 shares of common stock. For the twelve months ended December 31, 2009, the Company granted performance-based options to purchase a total of 340,000 shares of common stock. For the three and six months ended June 30, 2010, the Company recorded $0.2 million of expense related to performance-based options. There was no option expense recorded for the three or six months ended June 30, 2009 related to the performance-based options.

In May 2010, the Company amended target-stock-price-based options to purchase 750,000 of the Company’s common stock granted to its chief executive officer. The amendment modified the vesting provisions of the options such that 1/36th of the unvested stock options vest monthly over a three-year period, with initial vesting occurring on June 1, 2010. The fair value of the modified award was estimated using the Black-Scholes option valuation model with the assumptions of a risk-free rate of 2.28%, a volatility factor of 71.83%, a dividend yield of 0%, and an expected life of 5.07 years. The incremental compensation cost resulting from the modification and the remaining unrecognized compensation expense from the original award are being recognized ratably over the three-year vesting period. The Company recorded expense of $0.1 million for the three months ended June 30, 2010 related to these options.

Employee Stock Purchase Plan

As of June 30, 2010, the Company’s Employee Stock Purchase plan has reserved 1,300,000 shares for issuance. Commencing with the offering period beginning June 1, 2010, the purchase price of the stock shall be equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering or on the purchase date. Each offering is for a three-month period. For the three and six months ended June 30, 2010, the Company recorded $4,000 of expense related to the ESPP. There was no ESPP expense recorded during the three or six months ended June 30, 2009.

8.	Income Taxes

Provision for income tax of $0.2 million for both the three months ended June 30, 2010 and 2009, and $0.4 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively, related to the Company’s foreign operations in China. The Company’s statutory tax rate in China was 20% in 2009 and is 22% for 2010. The Company did not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested in the foreign operations.

9.	Subsequent Event

As described below, the Company has been contacted by United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) regarding various matters. Consistent with the Company’s focus on compliance, the Company intends to cooperate fully with the SEC and DOJ in the conduct of their investigations and has appointed a special committee of independent directors to oversee the Company’s efforts.

On August 5, 2010 SciClone was contacted by the SEC and advised that the SEC has initiated a formal, non-public investigation of SciClone. In connection with this investigation, the SEC issued a subpoena to SciClone requesting a variety of documents and other information. The subpoena requests documents relating to a range of matters including interactions with regulators and government-owned entities in China, activities relating to sales in China and documents relating to certain company financial and other disclosures. On August 6, 2010, the Company received a letter from the DOJ indicating that the DOJ was investigating Foreign Corrupt Practices Act issues in the pharmaceutical industry generally, and had received information about the Company’s practices suggesting possible violations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; the sufficiency of our resources to complete clinical trials and other new product development initiatives; government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing; the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; ZADAXIN’s ability to complement existing therapies; prospects for ZADAXIN® and our plans for its enhancement and commercialization; future size of the worldwide hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets; research and development and other expense levels; the ability of our suppliers to continue financially viable production of our products; cash and other asset levels; and the allocation of financial resources to certain trials and programs. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a profit-focused, global specialty pharmaceutical company with a substantial international business, based primarily in the People’s Republic of China (“China”), and with a product portfolio of novel therapies for cancer and infectious diseases. Our strategy is focused on continuing international sales growth, a cost-containing clinical development strategy, and overall expense management. ZADAXIN, our brand of thymalfasin or thymosin alpha 1, is sold in over 30 countries for the treatment of HBV and HCV, certain cancers and as a vaccine adjuvant. We believe our current cash and investment position and the gross profit from our product sales provide the financial resources to execute on our strategy for continued growth in our international business and for development of our pipeline of late-stage product candidates.

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

We have successfully in-licensed two products that are part of this international commercial growth strategy, DC Bead® and ondansetron RapidFilmTM. Our DC Bead product candidate is a novel treatment for advanced liver cancer which is currently approved in 40 countries worldwide, including Europe and the U.S. We have commercialization rights for this product in China. We commenced a small local registration trial in the first quarter of 2010, which is expected to enroll approximately 40 advanced liver cancer patients at six liver cancer treatment centers. The primary endpoint is safety and the secondary endpoint is efficacy, as measured by tumor response. If the trial results are positive, we believe we may receive regulatory approval for DC Bead in 2011.

Our second in-licensed product candidate as part of this international commercial growth strategy is ondansetron RapidFilm. Ondansetron RapidFilm is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy and surgery. In March 2010, we announced that BioAlliance Pharma had received European Union (“EU”) approval of ondansetron RapidFilm. BioAlliance Pharma holds all European rights to ondansetron RapidFilm and was granted regulatory approval under the EU decentralized procedure in 16 major EU countries. We have commercialization rights for this product candidate in China including Hong Kong and Macau, and Vietnam, and we plan to file for product registration in 2010.

Our clinical development strategy is focused on our portfolio of novel product candidates for cancer and infectious diseases and includes SCV-07 and thymalfasin. SCV-07, a small molecule synthetic peptide with immunomodulating properties, is being developed for attenuating oral mucositis in subjects with head and neck cancer receiving concurrent chemotherapy and radiotherapy, and for the treatment of HCV.

Oral mucositis (“OM”) is a common, painful, debilitating complication of cancer treatment, and we estimate that total medical costs for the treatment of oral mucositis may reach around $4.2 billion in the U.S. and $10 billion worldwide in 2010. In May 2010, we announced further top-line results from our phase 2 clinical trial of SCV-07 to modify the course of oral mucositis in patients with head and neck cancer receiving chemoradiotherapy regimens.

The study showed a signal towards delay to onset of severe oral mucositis, the study’s primary endpoint, in the higher dose group. The incidence of severe OM after 5 weeks of chemoradiation was 30% lower in the patients in the high dose treatment arm (0.1 mg/kg; 17 patients) compared to the 20 patients who received placebo (29% vs. 42%). A post hoc data analysis of ulcerative mucositis (WHO grades 2-4), a major cause of morbidity associated with OM, was also conducted. The high dose of SCV-07 delayed the onset of any ulcerative mucositis in 24% of patients at doses of radiation up to 50Gy (after approximately 5 weeks of treatment) while 100% of patients in the placebo group suffered from ulcerative mucositis at 35Gy (after approximately 3.5 weeks of treatment). Supportive of these findings, the high dose SCV-07 group also showed improvement over placebo for exploratory endpoints, including the use of gastric tube feedings, unplanned office or emergency room visits, and breaks in planned course of radiation therapy of one week or longer.

The incidence of severe OM after 5 weeks of chemoradiation was 50% higher in the patients in the low-dose treatment arm (0.02 mg/kg; 20 patients) compared to the 20 patients who received placebo (63% vs. 42%). However, the post hoc data analysis of ulcerative mucositis showed that the low dose of SCV-07 delayed the onset of any ulcerative mucositis in 5% of patients at doses of radiation up to 50Gy compared to 100% of patients in the placebo group who suffered from ulcerative mucositis at 35Gy. Regarding exploratory endpoints, the low dose group showed similar results to the placebo group. Importantly, both doses of SCV-07 were shown to be safe and well tolerated with no drug-related serious adverse events reported in either arm.

Based on the study findings, we held successful discussions with the U.S. Food and Drug Administration, and are now planning to initiate a phase 2b study in late 2010 or early 2011. The phase 2b study would include higher doses of SCV-07, have a higher number of patients in each study arm, and be adequately powered to demonstrate statistical significance.

The second component of the SCV-07 clinical development program is for the treatment of HCV. This multicenter, multidose, open-label study is designed to evaluate the safety and immunomodulatory effects of SCV-07 as a monotherapy or in combination with ribavirin in non–cirrhotic patients with genotype 1 chronic HCV who have relapsed after at least 44 weeks of treatment with pegylated interferon and ribavirin. The study, which monitors biomarkers of immune activation and HCV viral load dynamics, includes two treatment cohorts of 20 patients each who receive SCV-07 at a dose of either 0.1 mg/kg or 1.0 mg/kg. The treatment period is approximately eight weeks long, including four weeks of SCV-07 monotherapy followed by four weeks of SCV-07 in combination with ribavirin. We expect to report top-line results in the second half of 2010. During our previous phase 2a clinical trial of SCV-07 designed to evaluate the effect of SCV-07 on HCV viral load, as well as on other measures of immune response, SCV-07 demonstrated activity in some treated patients in the higher dosage groups, and the decrease in viral load in these patients was accompanied by an increase in a biomarker which is usually correlated with an immunological response against HCV. Additionally, SCV-07 was shown to be generally safe and well-tolerated with no dose-limiting toxicities or serious adverse events reported.

We continue to seek development opportunities with ZADAXIN (“thymalfasin”) focused on vaccine enhancement. In June 2010, we and our partner, Sigma-Tau Finanziaria S.p.A., announced final results from a clinical study evaluating the potential of ZADAXIN (thymalfasin) to enhance the immune response. ZADAXIN administration given with the MF59 adjuvanted H1N1 influenza monovalent vaccine, Focetria® from Novartis, led to a statistically significant increase in the percentage of subjects who seroconverted, when evaluated at 21 days after vaccination, compared with those who received the H1N1 vaccine alone; and at 42 days after vaccination the improvement in titers seen in ZADAXIN-treated patients was maintained. When evaluated at 84 and 168 days after vaccination, the seroconversion rates were similar for patients receiving ZADAXIN and those receiving vaccine alone. The study was conducted in an immunocompromised population of patients with end-stage renal disease on chronic hemodialysis. These data indicate that the enhancement effect of ZADAXIN, while significantly higher in the critical first six weeks following vaccination, was reduced at later time points and no longer significantly different compared to the vaccine alone. Based on the positive study results and potential applications to enhance vaccines targeting other types of infections and diseases, including cancer, we plan to continue discussions with bio-defense agencies and related groups to determine which vaccines might benefit most from enhancement with ZADAXIN.

Outside of China, SciClone’s clinical development strategy is to focus on driving cost-efficient phase 1 and 2 development of promising compounds while seeking development partners for costly phase 3 trials, allowing us to achieve the potential upside of our portfolio of drug candidates.

We believe our cash and investments as of June 30, 2010 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

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

Results of Operations

Product sales were $20.7 million and $38.7 million for the three- and six-months ended June 30, 2010, respectively, compared to $22.0 million and $37.0 million for the corresponding periods in 2009. Product sales to China were $20.2 million and $37.3 million, or 98% and 96% of sales, for the three- and six-month periods ended June 30, 2010, respectively, compared to $21.2 million and $35.8 million, or 97% of sales, for the corresponding periods in 2009. Our overall revenue growth for the six-month period ended June 30, 2010, compared to the corresponding period in 2009, was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China. Our decrease in revenue for the three-month period ended June 30, 2010, compared to the corresponding period in 2009, was due to increased demand for ZADAXIN in 2009, which we believe was a result of the H1N1 flu virus. All product sales in each period were derived from sales of ZADAXIN. For the three-month period ended June 30, 2010, sales to two importing agents in China accounted for approximately 75% and 23% of our product sales. For the three-month period ended June 30, 2009, sales to three importing agents in China accounted for approximately 66% and 31% of our product sales. For the six-month period ended June 30, 2010, sales to three importing agents in China accounted for approximately 67%, 14% and 12% of our product sales. For the six-month period ended June 30, 2009, sales to two importing agents in China accounted for approximately 66% and 31% of our product sales. The two largest customers were the same importing agents in each of these periods.

Gross margin on product sales was 82.9% and 83.7% for the three- and six-month periods ended June 30, 2010, respectively, compared to 84.4% and 83.6% for the three- and six-month periods ended June 30, 2009. The decrease in gross margin for the three-month period ended June 30, 2010, compared to the three-month period ended June 30, 2009, was attributable to higher per vial fixed production costs resulting from lower production volume in 2010 compared to 2009. We estimate that our future cost of product sales will increase for the year ending December 31, 2010 in relation to an expected increase in the level of ZADAXIN sales. We expect cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of ZADAXIN, the absorption of product-related fixed costs, currency exchange fluctuations, and any charges associated with excess or expiring finished product inventory.

Research and development (“R&D”) expenses were $2.4 million and $5.1 million for the three- and six-month periods ended June 30, 2010, respectively, compared to $3.6 million and $8.4 million for the three- and six-month periods ended June 30, 2009, respectively. The decreases in the three- and six-month periods were primarily related to the timing of clinical trial-related expenses, including the completion of enrollment of patients in our phase 2 clinical trial of SCV-07 for the delay to onset of severe oral mucositis in the first quarter of 2010 and the discontinuation of the RP101 clinical trial for the treatment of pancreatic cancer last year. These decreases were partially offset by increased expenses related to our SCV-07 phase 2 clinical trial for the treatment of HCV.

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

The initiation and continuation of our current clinical development programs has had and is expected to continue to have a significant effect on our research and development expenses. Actual costs incurred in future periods will vary depending in particular upon timeline and design for further clinical trials and final decisions regarding the timing and expense-sharing arrangements for these trials, though we expect our research and development expenses to increase for the remainder of the year in preparation for our SCV-07 phase 2b trial in oral mucositis which we plan to initiate in late 2010 or early 2011. An expansion or significant extension of our clinical development programs may require us to seek additional capital resources.

We are evaluating opportunities to acquire or in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments or other expenses related to in-licensing and development of new products in the future.

Sales and marketing expenses were $5.6 million and $10.6 million for the three- and six-month periods ended June 30, 2010, respectively, compared to $4.8 million and $8.9 million for the three- and six-month periods ended June 30, 2009, respectively. The increase in sales and marketing expenses for the three-and six-month periods was primarily due to increased conference, travel, and compensation expenses associated with our sales efforts for ZADAXIN in the 2010 periods. We expect sales and marketing expenses to increase for the remainder of 2010 compared to 2009, related to our expanding sales efforts associated with the growth of our international business, primarily in China.

General and administrative expenses were $3.4 million and $6.6 million for the three- and six-month periods ended June 30, 2010, respectively, compared to $2.7 million and $5.9 million for the three- and six-month periods ended June 30, 2009. The increase in general and administrative expenses for the three- and six-month periods in 2010 related to business development efforts for China and costs associated with ongoing corporate, legal and intellectual property activities. We expect our general and administrative expenses for the remainder of 2010 will be comparable to 2009, though the timing of expenses may fluctuate from quarter to quarter.

Other income (expense), net was other expense of $0.1 million for the three- and six-month periods ended June 30, 2010, respectively, compared to other income of $46,000 and $23,000 for the three- and six-month periods ended June 30, 2009. The increases in expense in the 2010 periods compared to 2009 were due to foreign exchange losses associated with our value added tax receivable balance denominated in euros.

Provision for income tax was $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2010, respectively, compared to $0.2 million and $0.3 million for the three- and six-month periods ended June 30, 2009, and related to our foreign operations in China. The increases in the 2010 periods compared to 2009 were due to increased operating activities in China and an increased statutory tax rate in China from 20% in 2009 to 22% in 2010. We expect these increases to continue for the remainder of 2010.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 95 and 97 days as of June 30, 2010 and 2009, respectively. The majority of our sales are to importers in China where our accounts receivable collections have standard credit terms ranging from 90 to 180 days.

At June 30, 2010 and December 31, 2009, we had $43.3 million and $31.8 million, respectively, in cash and investments. Net cash provided by (used in) operating activities was $10.9 million and ($5.8) million, for the six months ended June 30, 2010 and 2009, respectively. Net cash provided by (used in) operating activities for the six months ended June 30, 2010 and 2009, primarily reflected the net income for the periods, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. For the six months ended June 30, 2010, such changes included a $1.2 million decrease in accounts payable and a decrease in inventory levels by $1.3 million to fulfill sales demands.

Net cash used in investing activities was $6.0 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively. Cash used in investing activities was primarily related to the purchase of available-for-sale investments, net of proceeds from the sale or maturity of investments.

Net cash provided by financing activities of $1.1 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively, consisted of proceeds from the exercise of stock options made under our stock award plans.

In November 2008, SciClone and its subsidiaries, SciClone Pharmaceuticals International Ltd. (“SPIL”) and SciClone Pharmaceuticals International China Holding Ltd. (“SPIL China”) as borrowers, entered into a loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank (the “Credit Facility”). The Credit Facility is a line-of-credit that permits borrowing up to $6 million for a term of 36 months, subject to certain sublimits, including $2.5 million for letters of credit. The Credit Facility is secured by a first priority secured interest in all of our assets, other than intellectual property. The Credit Facility also requires us to obtain a credit insurance policy insuring certain foreign account receivable assets. SciClone Pharmaceuticals, Inc., as the parent of SPIL and SPIL China, is the guarantor of the Credit Facility. The Credit Facility expires in November 2011, and upon termination all amounts borrowed must be repaid in full. As of June 30, 2010, there were no outstanding borrowings under the Credit Facility.

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

We have received a limited waiver to the Credit Facility to waive certain minimum fees and interest payments, and to waive the requirement to maintain a credit insurance policy. We are currently in compliance with the Credit Facility after giving effect to the limited waiver.

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

We did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, term deposits, U.S. Treasury, or government agency notes. All of our investments mature within one year from date of purchase except for our Italian state bonds which mature in 2013. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio at June 30, 2010.

We do not hold any derivative financial instruments for speculation or trading purposes. Substantially all our sales and most of our manufacturing costs to date have been in U.S. dollars. However, some of our purchases with contract manufacturers are denominated in euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets denominated in euros. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. Such losses have not been significant to date.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended) that was identified in connection with the evaluation thereof that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

We have a history of operating losses and an accumulated deficit. Although we reported net income of $11.9 million for the year ended December 31, 2009 and $9.7 million for the six months ended June 30, 2010, we have experienced significant operating losses in the past, and as of June 30, 2010, we had an accumulated deficit of approximately $155.2 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

Our revenue is dependent on our sale of ZADAXIN in China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. If we experience difficulties in our foreign sales efforts in China, our business will suffer and our operating results and financial condition will be harmed. For the six months ended June 30, 2010 and 2009, approximately 96% and 97%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy.

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

In November 2009, thymosin alpha 1, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursed Drug List and pricing for ZADAXIN on the National Reimbursed Drug List is still being reviewed by the authorities. China regulates pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline. We believe that the Chinese government is increasing its efforts to reduce overall health care costs, including through pricing controls. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been lower than our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The Chinese national and provincial governments regulate product pricing and the maximum prices for ZADAXIN at the provincial level over the next several years, and potentially at the national level. The process and timing for this is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses. We are working on these regulatory processes as well as on potential changes in our business model depending on potential outcomes. We believe we will be able to successfully manage our business in China through this process, however maximum prices could be set at some time in the future which could adversely affect our results or require substantial changes in our business model which may be difficult to implement.

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2013. Although we were successful in obtaining a renewal in 2008, there is no assurance that we will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN in China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the State Food and Drug Administration of China (“SFDA”), the Chinese equivalent to the United States Food and Drug Administration (“FDA”), and we must obtain an Imported Drug License from the SFDA permitting the importation of ZADAXIN into China. The license must be renewed every five years, and if we change manufacturers, these changes must 1)

be approved by the AIFA in Italy and 2) be accepted by the SFDA. When we change manufacturers we must obtain a new approval. We are currently in the process of changing manufacturer and if we are not successful in obtaining the necessary approval in a timely manner, our business would be adversely affected. The SFDA, the FDA, AIFA and other regulatory agencies may, and have, changed their internal administrative rules in ways that may delay or complicate the regulatory process. Those changes are not always disclosed or known to us and we may experience unexpected delays or additional costs as a result of such changes.

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

We experience other issues with managing foreign sales operations including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, complying with reimbursement rules or compliance with foreign country or applicable U.S. laws, adverse or mixed outcome of clinical studies anywhere in the world, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results could be adversely affected. Moreover, our operations throughout the world including China are potentially subject to the laws and regulations of the United States including the Foreign Corrupt Practices Act, in addition to the laws and regulations of the local countries. Regulation in China of the activities in the pharmaceutical industry has increased and may continue to undergo significant and unanticipated changes. A number of companies have faced significant expenses or fines as a result of the increasing regulation of, and enforcement activity regarding, the pharmaceutical industry. We recently received notices of investigations by US government agencies that relate to our operations in China. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed.

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

The existence of counterfeit pharmaceutical products in China’s pharmaceutical retail market may damage our brand and reputation and have a material adverse effect on our business, financial condition, results of operations and prospects. *

Certain medicine products distributed or sold in China’s pharmaceutical retail market, including those appearing to be our products, may be counterfeit. Counterfeit products are products sold under the same or very similar brand names and/or having a similar appearance to genuine products. Counterfeit products, including counterfeit pharmaceutical products, are a significant problem in China. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. The counterfeit pharmaceutical product regulation control and enforcement system in China is not able to completely eliminate production and sale of counterfeit pharmaceutical products. Any sale of counterfeit products resulting in adverse side effects to consumers may subject us to negative publicity and expenses. It could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may not be able to successfully develop or commercialize our products. *

While we have sales of ZADAXIN (“thymalfasin or thymalfasin alpha 1”) in certain markets, regulatory approval does not exist at this time for ZADAXIN for the key markets of the United States, Europe (outside of Italy) and Japan and, in this respect ZADAXIN is still being developed. In 2006, we acquired the rights to distribute DC Bead in China, but we must receive regulatory approval before we can commercialize this product. We previously believed that regulatory approval for DC Bead in China would be forthcoming in 2009. However, the SFDA required us to conduct a local trial in China to supplement data already obtained from a previous DC Bead study. This study is underway and if the trial results are positive, we expect to receive regulatory approval for DC Bead in 2011. Our other potential products presently are SCV-07 and ondansetron RapidFilm and each of them is in an earlier stage of development than ZADAXIN. Clinical trials outcomes are uncertain. For example, in October 2009, we halted our phase 2 trial of RP101 and we have no plans to proceed with further development of RP101 at this time. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

To fully develop our products, substantial resources are required for extensive research, development, pre-clinical testing, clinical trials, and manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. For DC Bead, we are obligated to pay half of the costs in our efforts to obtain regulatory approval in China and, due to recent events, the total amount of costs for DC Bead will increase. For ondansetron RapidFilm, we are obligated to make a milestone payment upon regulatory approval. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

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

Final results from our proposed or ongoing clinical trials for thymalfasin, SCV-07, ondansetron RapidFilm, and DC Bead may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient drop-out rates or adverse side effects, future actions by the SFDA or the FDA or equivalent regulatory authorities in Europe or other countries or additional expenses.

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

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidate clinical trials may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; clinical trials may be halted due to safety reasons; patient drop-out rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the SFDA may not approve our products for commercialization or may require additional clinical trial data prior to approving our products; and/or our future expenses and ability to proceed with a trial may be dependent in part on finding a partner. Moreover, if the outcome of any of these trials is unsuccessful, or even if successful, does not achieve commercially meaningful results, our business could be harmed.

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, DC Bead, ondansetron RapidFilm, or SCV-07, we may not be able to successfully market them. *

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, and once commercialized, DC Bead, ondansetron RapidFilm and SCV-07. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Although ZADAXIN receives some limited reimbursement in certain provinces in China, we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for DC Bead in China or ondansetron RapidFilm in China including Hong Kong and Macau, or Vietnam. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

Efforts by governmental and third-party payers to contain or reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could cause us to reduce the prices at which we market our drugs, which would reduce our gross margins and may harm our business.

If we do not obtain regulatory approval for thymalfasin, SCV-07, ondansetron RapidFilm or DC Bead for the intended indications that we are evaluating, our revenues will be limited and our operating results may be materially affected. *

Our ability to execute on our business strategy is largely dependent on our ability to obtain regulatory approval for the use of thymalfasin in major markets, for the use of SCV-07 in major markets, excluding Russia, for the use of ondansetron RapidFilm in China including Hong Kong and Macau, and Vietnam, and for the use of DC Bead in China. The regulatory approval processes in the United States, Europe and China are demanding and typically require 12 months or more in the United States and China and 18 months or more in Europe from the date of submission of an NDA. We have committed significant resources, including capital and time, to develop these products, and intend to continue to do so, including the initiation and execution of additional clinical trials, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any revenue from these products in these major markets and our thymalfasin sales in other jurisdictions could decline.

We believed that regulatory approval for DC Bead would be forthcoming in 2009. However, the SFDA required us to conduct a local trial in China to supplement data already obtained from a previous DC Bead study. The study is underway and if the trial results are positive, we expect to receive regulatory approval for DC Bead in 2011. However, we cannot give assurance that such submission will be approved by the regulatory authorities. If additional clinical trials in China are required as part of the regulatory process, the regulatory submission for marketing approval could be delayed for a considerable period of time, and there can be no assurance that the results of clinical trials would support a regulatory submission or that the regulatory authorities would approve the product to be commercialized and sold in China. To the extent that additional information or clinical trials are required by the regulatory authorities, or we do not receive regulatory approval in China, our future sales potential in China could be harmed.

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

We are in the process of registering new suppliers for ZADAXIN with regulatory agencies in markets where thymalfasin is approved for sale, including China. This process, quality assurance and other steps could cause delays or interruptions of supply in certain other markets. In some countries, a manufacturing change may require additional regulatory approvals that may delay thymalfasin marketing approvals in new markets. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN either quickly enough or at a commercially reasonable cost, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. If any of our suppliers are unable to match our need for supply, either because of product defects, inability to increase supply in the face of increased demand, or maintain financially viable businesses, our ability to affect our sales and protect our brand reputation would be materially impaired, thereby materially and adversely affecting our sales and results of operations.

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

Any government inquiry may be time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations. *

The Company has received a United States Securities and Exchange Commission (“SEC”) subpoena and a letter from the States Department of Justice (“DOJ”) relating to investigations concerning the Company’s sale, licensing and marketing of it products in foreign countries, including China. The SEC’s subpoena also seeks documents relating to other matters, including certain financial and other disclosures. The DOJ letter refers to potential violations of the Foreign Corrupt Practices Act. We intend to cooperate with the SEC and DOJ in their investigations and our Board of Directors has appointed a special committee of independent directors to oversee the Company’s efforts in responding to and cooperating with these matters.

The period of time necessary to resolve the investigations is uncertain, and we cannot predict its outcome or whether we will face additional government inquiries, investigations, litigation or other actions related to these or other matters. These or any other investigation could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may have a material adverse effect on our financial condition, results of operations and cash flow. We anticipate that these matters will require us to expend significant management time and incur significant legal and other expenses.

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

We May Be Affected by Climate Change and Market or Regulatory Responses to Climate Change.

Climate change, including the impact of global warming, could have a material adverse effect on our results of operations, financial condition, and liquidity if it were to disrupt the demand, supply or delivery of product, management of our business, or result in cost increases as a result of government regulation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
10.1(1)	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: August 9, 2010	/s/ GARY S. TITUS
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1(1)	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed Herewith.