Form 10-Q
period 2010-09-30
SCICLONE PHARMACEUTICALS INC
filed 2010-11-08
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 4, 2010, 47,803,849 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$45,697	$29,687
Short-term investments	7,278	1,646
Accounts receivable	21,588	21,394
Inventories	7,376	10,149
Prepaid expenses and other current assets	1,773	1,518
Restricted short-term investments	—	71

Total current assets	83,712	64,465
Property and equipment, net	633	771
Restricted investments	390	415
Other assets	857	1,249

Total assets	$85,592	$66,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,503	$2,339
Accrued liabilities	5,685	6,048
Deferred revenue	—	141

Total current liabilities	7,188	8,528
Long-term liabilities	1,000	979
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 47,803,849 and 47,217,944 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	48	47
Additional paid-in capital	224,918	222,229
Accumulated other comprehensive income	42	22
Accumulated deficit	(147,604)	(164,905)

Total stockholders’ equity	77,404	57,393

Total liabilities and stockholders’ equity	$85,592	$66,900

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product sales	$22,840	$17,240	$61,496	$54,280
Cost of product sales	3,146	3,098	9,445	9,185

Gross margin	19,694	14,142	52,051	45,095

Operating expenses:
Research and development	2,618	4,101	7,700	12,498
Sales and marketing	5,445	4,625	15,996	13,523
General and administrative	3,820	3,137	10,403	9,076

Total operating expenses	11,883	11,863	34,099	35,097

Income from operations	7,811	2,279	17,952	9,998

Interest and investment income	31	23	79	128
Interest and investment expense	(19)	(49)	(57)	(149)
Other income (expense), net	64	(27)	(19)	(4)

Income before income tax	7,887	2,226	17,955	9,973
Provision for income tax	259	162	654	474

Net income	$7,628	$2,064	$17,301	$9,499

Basic net income per share	$0.16	$0.04	$0.36	$0.20
Diluted net income per share	$0.16	$0.04	$0.35	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$17,301	$9,499
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	1,552	1,306
Depreciation and amortization	318	398
Realized gain on trading securities	(212)	(97)
Other non-cash expense	236	96
Changes in operating assets and liabilities:
Accounts receivable	(194)	(5,329)
Inventories	2,803	(2,464)
Prepaid expenses and other assets	(174)	108
Accounts payable (including $0 and $1,800 due to related party as of September 30, 2010 and 2009, respectively)	(836)	1,415
Accrued liabilities	(363)	(2,364)
Deferred revenue	(141)	21
Long-term liabilities	21	188

Net cash provided by operating activities	20,311	2,777
Investing activities:
Purchases of property and equipment	(105)	(170)
Purchases of available-for-sale investments	(7,146)	—
Proceeds from the sale or maturity of available-for-sale investments	—	44
Proceeds from the sale or maturity of trading security investments	1,800	—

Net cash used in investing activities	(5,451)	(126)
Financing activities:
Proceeds from issuances of common stock	1,108	2,600

Net cash provided by financing activities	1,108	2,600
Effect of exchange rate changes on cash and cash equivalents	42	(8)

Net increase in cash and cash equivalents	16,010	5,243
Cash and cash equivalents, beginning of period	29,687	27,673

Cash and cash equivalents, end of period	$45,697	$32,916

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$579	$446

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post-shipment obligations on the part of the Company, except for sales to a new market where acceptance requirements may have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company may replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of September 30, 2010 and December 31, 2009 in the accompanying condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors. Amounts invoiced relating to arrangements where collectability is uncertain and revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers, and certain costs shared for the development of ZADAXIN by the Company’s partner, Sigma-Tau Finanziaria S.p.A (“Sigma-Tau”).

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

The People’s Republic of China (“China”) uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the three months ended September 30, 2010 and 2009, sales to two and three importing agents in China, respectively, accounted for 97% of the Company’s product sales. For the nine months ended September 30, 2010 and 2009, sales to four and three importing agents, respectively, in China accounted for 97%, of the Company’s product sales. As of September 30, 2010, approximately $21.1 million, or 98%, of the Company’s accounts receivable were attributable to two importing agents in China. The Company performs on-going credit evaluations of its importers’ financial condition and generally does not require collateral from its importers.

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, warrants and the employee stock purchase plan using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$7,628	$2,064	$17,301	$9,499

Denominator:
Weighted-average shares outstanding used to compute basic net income per share	47,795	46,615	47,535	46,360
Effect of dilutive securities	1,374	2,954	1,863	737

Weighted-average shares outstanding used to compute diluted net income per share	49,169	49,569	49,398	47,097

Basic net income per share	$0.16	$0.04	$0.36	$0.20
Diluted net income per share	$0.16	$0.04	$0.35	$0.20

For the three months ended September 30, 2010 and 2009, 3,393,720 and 1,666,117 shares, respectively, related to outstanding stock options and warrants were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and warrants calculated under the treasury stock method would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, 3,033,068 and 6,826,442 shares, respectively, related to outstanding stock options and warrants were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and warrants calculated under the treasury stock method would have been anti-dilutive.

Comprehensive Income

The following table summarizes components of total comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$7,628	$2,064	$17,301	$9,499
Other comprehensive income (loss):
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	39	21	(26)	35
Net change in unrealized gains/losses on available for sale securities	5	19	4	11
Foreign currency translation	34	3	42	(8)

Total comprehensive income	$7,706	$2,107	$17,321	$9,537

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments reflects the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report reflect the information available to the Company as of September 30, 2010 and December 31, 2009. See Note 3, “Fair Value Measurements.”

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

Reclassifications

The Company reclassified shipping and handling costs related to product shipments of $0.1 million and $0.4 million, respectively, from sales and marketing expense to cost of product sales for the three and nine months ended September 30, 2009, and reclassified $0.2 million and $0.5 million of legal expense from research and development expense to general and administrative expense for the three and nine months ended September 30, 2009, respectively, to conform to the current period presentation. These reclassifications had no effect on the prior period’s net income or stockholders’ equity.

2.	Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, and investments (in thousands):

	September 30, 2010
	Amortized Cost	Unrealized Gains	In Unrealized Loss Position For More Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$19,816	$—	$—	$19,816
Money market funds	877	—	—	877
Foreign U.S. dollar term deposits	25,004	—	—	25,004

Total cash and cash equivalents	$45,697	$—	$—	$45,697

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76	$—	$—	$76
Foreign U.S. dollar term deposits maturing within 1 year	7,146	—	—	7,146
Restricted long-term Italian state bonds maturing in 2013	450	—	(60)	390
Corporate equity securities	51	5	—	56

Total available-for-sale investments	$7,723	$5	$(60)	$7,668

	December 31, 2009
	Amortized Cost	Unrealized Gains	In Unrealized Loss Position For More Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,541	$—	$—	$17,541
Money market funds	16	—	—	16
Foreign U.S. dollar term deposits	12,130	—	—	12,130

Total cash and cash equivalents	$29,687	$—	$—	$29,687

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76	$—	$—	$76
Restricted long-term Italian state bonds maturing in 2013	449	—	(34)	415
Corporate equity securities	51	2	—	53

Total available-for-sale investments	$576	$2	$(34)	$544

Trading security investments:
Auction rate securities maturing after 20 years	$1,588	$—	$—	$1,588

Total trading security investments	$1,588	$—	$—	$1,588

As of September 30, 2010 and December 31, 2009, available-for-sale securities included $0.4 million and $0.5 million in restricted investments, respectively. The unrealized losses on the Company’s restricted Italian state bond investments are mainly as a result of currency translation. The Company intends to hold its restricted Italian state bond investments until recovery.

As of December 31, 2009, the Company’s certificate of deposit for $0.1 million secured the Company’s letter of credit required under its European value added tax filing arrangements.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments, and other current assets) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
Money market funds	$877	$—	$—	$877
Foreign U.S. dollar term deposits	—	32,150	—	32,150
Certificates of deposit	—	76	—	76
Corporate equity securities	56	—	—	56
Restricted long-term Italian state bonds	390	—	—	390

Total	$1,323	$32,226	$—	$33,549

	Fair Value Measurements at December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Money market funds	$16	$—	$—	$16
Foreign U.S. dollar term deposits	—	12,130	—	12,130
Certificates of deposit	—	76	—	76
Corporate equity securities	53	—	—	53
Restricted long-term Italian state bonds	415	—	—	415
Auction rate securities	—	—	1,588	1,588
Put Option	—	—	202	202

Total	$484	$12,206	$1,790	$14,480

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Auction Rate Securities:
Balance at beginning of period	$—	$1,583	$1,588	$1,485
Proceeds from sales	(550)	—	(1,800)	—
Receivable from broker	550	—	—	—
Total realized (loss) gain included in other income (expense)	—	(1)	212	97

Balance at end of period	$—	$1,582	$—	$1,582

Put Option:
Balance at beginning of period	$—	$206	$202	$285
Total realized loss included in other expense	—	(17)	(202)	(96)

Balance at end of period	$—	$189	$—	$189

On June 30, 2010, the Company exercised its right (“the Put Option”) under its Auction Rate Securities (“ARS”) Rights Offer from UBS AG to sell its ARS back to the investment firm. As of December 31, 2009, the Company had recorded the $0.2 million fair value of the Put Option in prepaid expenses and other current assets in its condensed consolidated balance sheet. The Company’s fair value election was intended to create accounting symmetry with its fair value accounting of the ARS.

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$1,530	$2,446
Work in progress	355	1,048
Finished goods	5,491	6,655

	$7,376	$10,149

5.	Other Assets

The following is a summary of other assets (in thousands):

	September 30, 2010	December 31, 2009
Value added tax receivable	$450	$732
Lease deposits	247	247
Intangible assets	140	192
Other	20	78

	$857	$1,249

6.	Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	September 30, 2010	December 31, 2009
Accrued compensation	$1,846	$1,913
Accrued sales and marketing expenses	1,644	1,394
Accrued professional fees	797	394
Accrued taxes	405	309
Accrued manufacturing costs	309	808
Accrued clinical trial expense	163	452
Other	521	778

	$5,685	$6,048

7.	Silicon Valley Bank Line-of-Credit

Under its loan and security agreement and an unconditional guaranty and security agreement with Silicon Valley Bank (the “Credit Facility”), the Company and its subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, may borrow up to $6 million for a term of 36 months, subject to certain sublimits, including $2.5 million for letters of credit. The Credit Facility is secured by a first priority secured interest in all of the Company’s assets, other than intellectual property. The Credit facility expires in November 2011, and upon termination all amounts borrowed must be repaid in full. As of September 30, 2010, there were no outstanding borrowings under the Credit Facility. The Credit Facility bears interest on borrowed funds at the bank’s prime rate plus 1.75% on outstanding balances. The Company is required to meet certain financial covenants, including minimum consolidated revenue, and minimum consolidated earnings before interest and income tax, as defined, and since November 14, 2009, has been subject to certain minimum fees and interest payments. The Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets and to carry credit insurance. The Company has received a limited waiver to the Credit Facility to waive certain minimum fees and interest payments, and to waive the requirement to maintain a credit insurance policy. The Company is currently in compliance with the Credit Facility after giving effect to the limited waiver. Refer also to note 11 “Subsequent Events.”

8.	Stock-Based Compensation

Stock Options

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company, under the various equity plans, is permitted to grant incentive stock options, nonstatutory stock options, restricted stock units, performance shares and other forms of equity compensation. In accordance with the Plans, the options expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period, generally four years, or upon achievement of certain service conditions. Certain options granted under the Plans vest over shorter periods. During the nine months ended September 30, 2010, the Company granted options to purchase a total of 1,473,000 shares of common stock and options to purchase 578,000 shares of common stock were exercised. During the twelve months ended December 31, 2009, the Company granted options to purchase a total of 2,269,000 shares of common stock and 999,000 shares of common stock were exercised.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the awards has been calculated using the Black-Scholes option pricing model. The Company recognizes expense related to the performance-based options over the period of time the Company determines that it is probable that the performance goal will be achieved. For the nine months ended September 30, 2010, the Company granted a performance-based option to purchase a total of 40,000 shares of common stock. For the twelve months ended December 31, 2009, the Company granted performance-based options to purchase a total of 340,000 shares of common stock. For the three and nine months ended September 30, 2010, the Company recorded $30,000 and $0.2 million, respectively, of expense related to performance-based options. For the three and nine months ended September 30, 2009, the Company recorded $7,000 of expense of expense related to performance-based options.

In May 2010, the Company amended target-stock-price-based options to purchase 750,000 of the Company’s common stock granted to its chief executive officer. The amendment modified the vesting provisions of the options such that 1/36th of the unvested stock options vest monthly over a three-year period, with initial vesting occurring on June 1, 2010. The fair value of the modified award was estimated using the Black-Scholes option valuation model with the assumptions of a risk-free rate of 2.28%, a volatility factor of 71.83%, a dividend yield of 0%, and an expected life of 5.07 years. The incremental compensation cost resulting from the modification and the remaining unrecognized compensation expense from the original award are being recognized ratably over the three-year vesting period. The Company recorded expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, related to these options. The Company recorded expense of $37,000 and $0.2 million for the three and nine months ended September 30, 2009, respectively, related to these options.

Employee Stock Purchase Plan

As of September 30, 2010, 1,300,000 shares of our common stock are reserved for issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). Each offering under the ESPP is for a three-month period. Commencing with the offering period beginning June 1, 2010, the purchase price of the stock issued under the ESPP will be equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering or on the final day of the offering period. For the three and nine months ended September 30, 2010, the Company recorded $4,000 and $8,000, respectively, of expense related to the ESPP. There was no expense recorded during the three or nine months ended September 30, 2009 related to the ESPP.

9.	Income Taxes

Provision for income tax of $0.3 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively, related to the Company’s foreign operations in China. The Company’s statutory tax rate in China was 20% in 2009 and is 22% for 2010. The Company did not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested in the foreign operations.

10.	Other Corporate Matters

On August 5, 2010, SciClone was contacted by the United States Securities and Exchange Commission (“SEC”) and advised that the SEC has initiated a formal, non-public investigation of SciClone, and the SEC issued a subpoena to SciClone requesting a variety of documents and other information. The subpoena requests documents relating to a range of matters including, but not limited to, potential payments or transfers of anything of value to regulators and government-owned entities in China, bids or contracts with state or government-owned entities in China, any joint venture partner, intermediary or local agent of the Company in China, the Company’s ethics and anti-corruption policies, training, and audits, and certain company financial and other disclosures. On August 6, 2010, the Company received a letter from the United States Department of Justice (“DOJ”) indicating that the DOJ was investigating Foreign Corrupt Practices Act (“FCPA”) issues in the pharmaceutical industry generally, and that the DOJ had information about the Company’s practices suggesting possible violations. The Company intends to cooperate fully with the SEC and DOJ in the conduct of their investigations.

In response to these matters, the Company’s board of directors has appointed a special committee of independent directors. Based on an initial review, the special committee has decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred as to such matters.

The investigation is in process and no conclusions have been reached, however if the investigation results in a determination that a violation occurred or may have occurred, the additional information resulting from such investigation or the determinations made in such investigation may indicate that the Company’s internal controls were not effective. In addition, the Company may determine based upon the results of such investigation that changes in internal controls are appropriate even if a violation did not occur. Independent of the outcome of the investigation, the Company has determined to undertake a further review of its internal controls to consider whether it will implement additional internal controls or modifications of its internal controls.

Following the Company’s announcement of these investigations, purported class actions naming SciClone and certain of its officers as defendants were filed and derivate lawsuits purportedly on behalf of the Company were filed naming certain of its officers and directors as defendants. See Item 1, “Legal Proceedings.”

Based on the information obtained to date, the Company has determined that any potential liability that may result is not probable or cannot be reasonably estimated and therefore no accrual was made related to these matters in its unaudited condensed consolidated financial statements as of September 30, 2010.

11.	Subsequent Events

On October 1, 2010, the Company’s subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, terminated the existing $6 million Credit Facility with Silicon Valley Bank (“SVB”) and entered into a $15 million loan and security agreement with SVB (“the Debt Financing Facility”). SciClone Pharmaceuticals, Inc. is the guarantor of the Debt Financing Facility. The Debt Financing Facility bears interest on borrowed funds at SVB’s prime rate plus 1.25% on outstanding balances and is secured by a first priority secured interest in all of the Company’s assets, including intellectual property in an event of default. The Company is required to meet certain financial covenants, including minimum liquidity, as defined, and is subject to certain minimum fees and interest payments. The Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The Debt Financing Facility expires October 1, 2012, and upon termination all amounts borrowed must be repaid in full. There have been no draws made on the Debt Financing Facility.

In November 2010, the Company was awarded a total of $978,000 in non-taxable grants as part of the U.S. Department of Treasury’s Therapeutic Discovery Project Program related to its research and development activities in SCV-07 and ZADAXIN.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; the sufficiency of our resources to complete clinical trials and other new product development initiatives; government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing; the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; ZADAXIN®’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future size of the worldwide hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets; research and development and other expense levels; the ability of our suppliers to continue financially viable production of our products; cash and other asset levels; the allocation of financial resources to certain trials and programs, and expenses related to litigation and regulatory investigations. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a revenue-generating, global specialty pharmaceutical company with a substantial international business, based primarily in the People’s Republic of China (“China”), and with a product portfolio of novel therapies for cancer and infectious diseases. Our strategy is focused on continuing international sales growth, a cost-containing clinical development strategy, and overall expense management. ZADAXIN, our brand of thymalfasin or thymosin alpha 1, has regulatory approval in over 30 countries for the treatment of HBV and HCV, certain cancers and as a vaccine adjuvant. All of our revenues are derived from sales of ZADAXIN, substantially all of which is sold in China. As our approval in China is an import license, all sales are made to licensed importers, and they are also our primary distributors in China. Substantially all our sales are made to two such importers/distributors. We have a sales force of over 200 representatives in China and our increases in sales are due in part to sales force expansion and further market penetration in China. To date, we have been able to maintain our gross margin in part due to relatively stable or even decreasing costs of sales, and in part due to maintaining a relatively stable sales price. We anticipate that gross margins will remain in the historical range, however prices in China are subject to regulation, and are currently under review by regulatory authorities, and if a substantial reduction in the sale price to hospitals occurred our gross margins would be substantially reduced. We believe our current cash and investment position and the gross profit from our product sales provide the financial resources to execute on our strategy for continued growth in our international business and for development of our pipeline of late-stage product candidates.

We plan to expand our commercial operations with the goal of becoming a significant pharmaceutical company in China’s rapidly growing pharmaceutical market. A key part of our strategy is to leverage our decade of experience in China and to grow our international business by adding commercial stage or near term commercial stage products to our portfolio. We believe we are well-positioned to in-license additional therapeutics for our international business, in part because of our opportunity to commercialize these products utilizing our well established sales and marketing organization in China. Furthermore, our international growth strategy may include additional partnerships and merger and acquisition transactions for synergistic, commercially attractive products.

We have successfully in-licensed two products that are part of this international commercial growth strategy, DC Bead® and ondansetron RapidFilm®.

Our DC Bead product candidate is a novel treatment for advanced liver cancer which is currently approved in approximately 40 countries worldwide, including Europe and the U.S. We have commercialization rights for this product in China. We commenced a small local registration trial in the first quarter of 2010, which is expected to enroll approximately 40 advanced liver cancer patients at several liver cancer treatment centers. The primary endpoint is safety and the secondary endpoint is efficacy, as measured by tumor response. If the trial results are positive, we believe we may receive regulatory approval for DC Bead in 2011.

Our second in-licensed product candidate as part of this international commercial growth strategy is ondansetron RapidFilm. This product is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy and surgery. In March 2010, we announced that BioAlliance Pharma had received European Union (“EU”) approval of ondansetron RapidFilm. BioAlliance

Pharma holds all European rights to ondansetron RapidFilm and was granted regulatory approval under the EU decentralized procedure in 16 major EU countries. We have commercialization rights for this product candidate in China including Hong Kong and Macau, and Vietnam, and we plan to file a clinical trial application as part of the product registration process around the end of the year.

Outside of China, SciClone’s clinical development strategy is to focus on driving cost-efficient phase 1 and 2 development of promising compounds while seeking development partners for more costly phase 3 trials, allowing us to achieve the potential upside of our portfolio of drug candidates. Our portfolio of product candidates for cancer and infectious diseases includes SCV-07 and thymalfasin. SCV-07, a small molecule synthetic peptide with immunomodulating properties, is being developed for attenuating oral mucositis in subjects with head and neck cancer receiving concurrent chemotherapy and radiotherapy, and for the treatment of HCV.

Oral mucositis (“OM”) is a common, painful, debilitating complication of cancer treatment, and we estimate that total medical costs for the treatment of oral mucositis may reach around $4.2 billion in the U.S. and $10 billion worldwide in 2010. In May 2010, we announced further top-line results from our phase 2a proof of concept clinical trial of SCV-07 to modify the course of oral mucositis in patients with head and neck cancer receiving chemoradiotherapy regimens.

This phase 2a study showed a signal towards delay to onset of severe oral mucositis, the study’s primary endpoint, in the higher dose group. The incidence of severe OM after 5 weeks of chemoradiation was 30% lower in the patients in the high dose treatment arm (0.1 mg/kg; 17 patients) compared to the 20 patients who received placebo (29% vs. 42%). A post hoc data analysis of ulcerative mucositis (WHO grades 2-4), a major cause of morbidity associated with OM, was also conducted. The high dose of SCV-07 delayed the onset of any ulcerative mucositis in 24% of patients at doses of radiation up to 50Gy (after approximately 5 weeks of treatment) while 100% of patients in the placebo group suffered from ulcerative mucositis at 35Gy (after approximately 3.5 weeks of treatment). Supportive of these findings, the high dose SCV-07 group also showed improvement over placebo for exploratory endpoints, including the use of gastric tube feedings, unplanned office or emergency room visits, and breaks in planned course of radiation therapy of one week or longer.

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

In September 2010, we announced that researchers have identified two unique gene clusters that were associated with subjects who responded to treatment in our phase 2a study. We believe that the discovery of these gene clusters may assist in providing the framework for effectively identifying those patients most likely to respond to SCV-07 in future clinical trials based on their individual genomic profile or gene signature.

Based on the findings from the phase 2a study and completed discussions with the U.S. Food and Drug Administration, we are planning to initiate a phase 2b study in late 2010 or early 2011. As compared to the phase 2a trial, the phase 2b study design is expected to include higher doses of SCV-07 and be adequately powered to demonstrate statistical significance. Additionally, we intend to continue to investigate the role of specific genetic profiles on patient response to SCV-07, as well as the potential link between cytokine activity and SCV-07’s sub-cellular mechanism of action.

The second component of the SCV-07 clinical development program is for the treatment of HCV. This multicenter, multidose, open-label phase 2b study is designed to evaluate the safety and immunomodulatory effects of SCV-07 as a monotherapy or in combination with ribavirin in non–cirrhotic patients with genotype 1 chronic HCV who have relapsed after at least 44 weeks of treatment with pegylated interferon and ribavirin. The study, which monitors biomarkers of immune activation and HCV viral load dynamics, includes two treatment cohorts of 20 patients each who receive SCV-07 at a dose of either 0.1 mg/kg or 1.0 mg/kg. The treatment period is approximately eight weeks long, including four weeks of SCV-07 monotherapy followed by four weeks of SCV-07 in combination with ribavirin. We expect to report top-line results in the fourth quarter of 2010. During our previous phase 2a clinical trial of SCV-07 designed to evaluate the effect of SCV-07 on HCV viral load, as well as on other measures of immune response, SCV-07 demonstrated activity in some treated patients in the higher dosage groups, and the decrease in viral load in these patients was accompanied by an increase in a biomarker which is usually correlated with an immunological response against HCV. Additionally, SCV-07 was shown to be generally safe and well-tolerated with no dose-limiting toxicities or serious adverse events reported.

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

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of us regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). In response to these matters, our board of directors has appointed a special committee of independent directors. Based on an initial review, the special committee has decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred as to such matters. The investigation is in process and no conclusions have been reached, however if the investigation results in a determination that a violation occurred or may have occurred, the additional information resulting from such investigation or the determinations made in such investigation may indicate that our internal controls were not effective. In addition, we may determine based upon the results of such investigation that changes in our internal controls are appropriate even if a violation did not occur. Independent of the outcome of the investigation, we have determined to undertake a further review of our internal controls to consider whether we will implement additional internal controls or modifications of our internal controls. Following our announcement of the SEC and DOJ investigations, purported class actions naming SciClone and certain of its officers as defendants were filed and derivate lawsuits purportedly on behalf of the Company were filed naming certain of its officers and directors as defendants. In addition, the board of directors has received a demand from a purported stockholder demanding that the board of directors take actions to remedy breaches of fiduciary duties by the directors and certain officers relating to alleged violations of the FCPA and securities laws. We cannot predict the outcome of these matters, but we anticipate that we will incur substantial expenses in the course of the investigations, and in connection with current or future litigation. If it is determined that sales or marketing activities have occurred that violate, or may have violated, the FCPA or other laws, our future operating results could be adversely affected. In addition, we could incur additional expenses related to fines, or to remediative measures including if we determine that our internal controls or disclosure controls are not effective.

We believe our cash and investments as of September 30, 2010 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

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

Results of Operations

Product Sales and Gross Margin:

The following tables summarize the period over period changes in our product sales (in thousands), in our cost of product sales (in thousands) and our product gross margin:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change

	2010	2009		2010	2009
Product Sales	$22,840	$17,240	32%	$61,496	$54,280	13%
Cost of Product Sales	3,146	3,098	2%	9,445	9,185	3%
Product Gross Margin	86.2%	82.0%		84.6%	83.1%

Product sales were $22.8 million and $61.5 million for the three- and nine-months ended September 30, 2010, respectively, compared to $17.2 million and $54.3 million for the corresponding periods in 2009. Product sales to China were $22.1 million and $59.4 million, or 97% of sales, for the three- and nine-month periods ended September 30, 2010, compared to $16.7 million and $52.5 million, or 97% of sales, for the corresponding periods in 2009. Our overall revenue growth for the three- and nine-month periods ended September 30, 2010, compared to the corresponding period in 2009, was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China. All product sales in each period were derived from sales of ZADAXIN. For the three-month period ended September 30, 2010, sales to two importing agents in China accounted for approximately 64% and 33% of our product sales. For the three-month period ended September 30, 2009, sales to two importing agents in China accounted for approximately 61% and 29% of our product sales. For the nine-month period ended September 30, 2010, sales to two importing agents in China accounted for approximately 66% and 20% of our product sales. For the nine-month period ended September 30, 2009, sales to two importing agents in China accounted for approximately 64% and 31% of our product sales. The two largest customers were the same importing agents in each of these periods. Our experience with those importers has been good and we anticipate that we will continue to sell a majority of our product to them.

Our product gross margin for the three- and nine- months ended September 30, 2010 was 86.2% and 84.6%, respectively, compared to 82.0% and 83.1% for the same periods in 2009. The higher product gross margin for the three- and nine- months ended September 30, 2010 compared to the same periods in 2009 was due primarily to lower per vial production costs mainly as a result of increased production. We expect cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of ZADAXIN, the absorption of product-related fixed costs, currency exchange fluctuations, and any charges associated with excess or expiring finished product inventory. There are discussions in China that government reimbursement levels in China for listed drugs could be reviewed in the next three to six months, and that ZADAXIN’s list price could be included in such a review. In similar situations where drugs have been included on government reimbursement lists in China in the past, the price reductions from list price were usually between 5 and 15 percent, although we can’t predict what reduction, if any, will be imposed.

Research and Development (“R&D”):

The following tables summarize the period over period changes in our R&D expenses (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change

	2010	2009		2010	2009
Research and Development	$2,618	$4,101	-36%	$7,700	$12,498	-38%

R&D expenses for the three months ended September 30, 2010 decreased by $1.5 million, or 36%, compared to the same period in 2009. R&D expenses for the nine months ended September 30, 2010 decreased by $4.8 million, or 38%, compared to the same period in 2009. The decreases in the three- and nine-month periods were primarily related to the timing of clinical trial-related expenses, including the completion of enrollment of patients in our phase 2a clinical trial of SCV-07 for the delay to onset of severe oral mucositis in the first quarter of 2010 and the discontinuation of the RP101 clinical trial for the treatment of pancreatic cancer last year. These decreases were partially offset by increased expenses related to our SCV-07 phase 2b clinical trial for the treatment of HCV.

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

The initiation, continuation, and completion of our current clinical development programs has had and is expected to continue to have a significant effect on our research and development expenses. Actual costs incurred in future periods will vary depending in particular upon timeline and design of further clinical trials and final decisions regarding the timing and expense-sharing arrangements for these trials, though we expect our research and development expenses to increase significantly for the remainder of the year in preparation for our SCV-07 phase 2b trial in oral mucositis which we plan to initiate in late 2010 or early 2011. We are evaluating opportunities to acquire or in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments or other expenses related to in-licensing and development of new products in the future.

Sales and Marketing:

The following tables summarize the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change

	2010	2009		2010	2009
Sales and Marketing	$5,445	$4,625	18%	$15,996	$13,523	18%

Sales and marketing expenses for the three months ended September 30, 2010 increased by $0.8 million, or 18%, compared to the same period in 2009, primarily related to increased conferences and local training seminars associated with our sales efforts for ZADAXIN in the 2010 period. Sales and marketing expenses for the nine months ended September 30, 2010 increased by $2.5 million, or 18%, compared to the same period in 2009, primarily related to increased conferences and local training seminars and an increase in employee-related costs associated with growth in our sales force and our sales efforts for ZADAXIN in the 2010 period. We expect sales and marketing expenses to increase for the remainder of 2010 compared to 2009, related to our expanding sales efforts associated with the growth of our international business, primarily in China.

General and Administrative:

The following tables summarize the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change

	2010	2009		2010	2009
General and Administrative	$3,820	$3,137	22%	$10,403	$9,076	15%

General and administrative expenses for the three months ended September 30, 2010 increased by $0.7 million, or 22%, compared to the same period in 2009, and general and administrative expenses for the nine months ended September 30, 2010 increased by $1.3 million, or 15%, compared to the same period in 2009. Increases for both of the 2010 periods, compared to the same periods in 2009, primarily resulted from higher corporate and legal expenses related to business development efforts for China and in connection with the SEC and DOJ investigations announced in August 2010. We expect our general and administrative expenses will increase for the remainder of 2010 compared to 2009, related to our expanding operations in China, responding to the SEC and DOJ investigations and shareholder litigations that have been, or may be, filed following our announcement of those investigations, and the conduct of an independent investigation by a special committee of our board of directors.

Other Income:

In November 2010, we were awarded a total of $978,000 in non-taxable grants as part of the U.S. Department of Treasury’s Therapeutic Discovery Project Program related to our research and development activities in SCV-07 and ZADAXIN. We expect other income will increase for the fourth quarter of 2010, compared to 2009, related to this grant award.

Provision for Income Tax:

Provision for income tax was $0.3 million and $0.7 million for the three- and nine-month periods ended September 30, 2010, respectively, compared to $0.2 million and $0.5 million for the three- and nine-month periods ended September 30, 2009, and related to our foreign operations in China. The increases in the 2010 periods compared to 2009 were due to increased operating activities in China and an increased statutory tax rate in China from 20% in 2009 to 22% in 2010. We expect these increases to continue for the remainder of 2010.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 94 and 93 days as of September 30, 2010 and 2009, respectively. The majority of our sales are to importers in China where our accounts receivable collections have standard credit terms ranging from 90 to 180 days.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of September 30, 2010	As of December 31, 2009
Cash and investments	$53,365	$31,819

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$20,311	$2,777
Investing activities	$(5,451)	$(126)
Financing activities	$1,108	$2,600

At September 30, 2010 and December 31, 2009, we had $53.4 million and $31.8 million, respectively, in cash and investments. Net cash provided by operating activities was $20.3 million for the nine months ended September 30, 2010 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included a decrease in inventory levels by $2.8 million to fulfill sales demands and a $0.8 million decrease in accounts payable.

Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2009 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included an increase in accounts receivable of $5.3 million due to an increase in sales and normal fluctuations in the timing of payments received from customers, an increase in inventory levels by $2.5 million to address potential increased demands, and a $0.9 million net decrease in accrued expenses and accounts payable.

Net cash used in investing activities was $5.5 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively. Cash used in investing activities was primarily related to the purchase of available-for-sale investments, net of proceeds from the sale or maturity of investments.

Net cash provided by financing activities of $1.1 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively, consisted of proceeds from the exercise of stock options made under our stock award plans and the issuance of stock under our employee stock purchase plan.

On October 1, 2010, our subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, terminated the existing $6 million line-of-credit facility with Silicon Valley Bank (“SVB”) and entered into a new loan and security agreement with SVB (“the Debt Financing Facility”) for a debt financing facility up to $15 million for a term of 24 months. SciClone Pharmaceuticals, Inc. is the guarantor of the facility. The Debt Financing Facility bears interest on borrowed funds at the bank’s prime rate plus 1.25% on outstanding balances and is secured by a first priority secured interest in all of our assets, including intellectual property in an event of default. We are required to meet certain financial covenants, including minimum liquidity, as defined, and are subject to certain minimum fees and interest payments. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The Debt Financing Facility expires October 1, 2012, and upon termination all amounts borrowed must be repaid in full.

In May 2009, we filed a shelf registration statement on Form S-3 with the SEC under which we may offer and sell up to $50.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3.

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

We intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations, in-licensing or acquiring new products, particularly in China, and funding our clinical trials. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings, if any, will be sufficient to conduct and complete further clinical trials or to acquire or in-license additional products. The need, timing and amount of any such financing would depend upon numerous factors, including the status of the pending regulatory investigations and pending litigations, the level and price of ZADAXIN sales, the timing and amount of manufacturing costs related to ZADAXIN, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, certificates of deposit, term deposits, U.S. Treasury, or government agency notes. All of our investments mature within one year from date of purchase except for our Italian state bonds which mature in 2013. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio at September 30, 2010.

We do not hold any derivative financial instruments for speculation or trading purposes. Substantially all our sales have been in U.S. dollars. Our purchases with contract manufacturers are denominated in U.S. dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets denominated in euros. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. Such losses have not been significant to date.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended) that was identified in connection with the evaluation thereof that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the end of the quarter, and based on an initial review, a special committee of our board of directors determined to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations, including but not limited to, certain sales and marketing matters in China in order to evaluate whether any violation of the FCPA or other laws occurred as to such matters. The investigation is in process and no conclusions have been reached, however if the investigation results in a determination that a violation occurred or may have occurred, the additional information resulting from such investigation or the determinations made in such investigation may indicate that our internal controls were not effective. In addition, we may determine based upon the results of such investigation that changes in our internal controls are appropriate even if a violation did not occur. Independent of the outcome of the investigation, we have determined to undertake a further review of our internal controls to consider whether we will implement additional internal controls or modifications of our internal controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers as defendants. In September 2010, a second purported securities class action lawsuit was filed in the same court. The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to potential violations of the Foreign Corrupt Practices Act, our reported revenues, income and sales growth, and marketing and sales activities. Plaintiffs seek damages, an award of their costs and attorney’s fees, and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 11, 2009 and August 10, 2010. On October 27, 2010, the securities class action lawsuits were consolidated under the caption In re SciClone Pharmaceuticals, Inc. Securities Litigation, Case No. CV 10-03584-JW, and the court appointed lead plaintiffs. Plaintiffs must file an amended consolidated complaint on or before November 29, 2010. Our motion to dismiss the amended consolidated complaint, if made, must be filed by January 10, 2011. A hearing on our motion to dismiss has been scheduled for March 21, 2011.

In September 2010, three derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of San Mateo naming certain of our officers and directors as defendants. The lawsuits assert claims for breach of fiduciary duty, abuse of control, unjust enrichment and corporate waste based on alleged violations of the Foreign Corrupt Practices Act. Plaintiffs seek damages, restitution and injunctive and/or equitable relief purportedly on behalf of the Company, and an award of their costs and attorney’s fees. We expect the derivative lawsuits may be consolidated and we anticipate that we will not respond to the complaints until after one of the complaints has been designated as the operative complaint, or until an amended consolidated complaint is filed.

While Company management believes that we have meritorious defenses and intend to defend these lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of this lawsuit and we may not prevail.

On November 3, 2010 the board of directors received a letter from a purported stockholder demanding that the board of directors take actions to remedy alleged breaches of fiduciary duties by the directors and certain officers relating to alleged violations of the FCPA and other securities laws. The board has not yet responded to the letter.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

We have a history of operating losses and an accumulated deficit. Although we reported net income of $11.9 million for the year ended December 31, 2009 and $17.3 million for the nine months ended September 30, 2010, we have experienced significant operating losses in the past, and as of September 30, 2010, we had an accumulated deficit of approximately $147.6 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•

developments related to the pending United States Securities and Exchange Commission (“SEC”) and United States Department of Justice (“DOJ”) investigations, our efforts to cooperate with the investigations and events related to pending litigations;

•

government regulatory action affecting our Company or our drug products or our competitors’ company or their drug products in China, the United States and other foreign countries, including the effect of any change in the governmentally permitted maximum listed price for ZADAXIN;

•	actual or anticipated fluctuations in our quarterly operating results;

•	progress and results of clinical trials;

•	progress of thymalfasin and SCV-07 through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes;

•	finding a partner for late-stage trials of our clinical development candidates;

•

progress of DC Bead® and ondansetron RapidFilm® through required clinical studies and the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China and Vietnam;

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

Our revenue is dependent on our sale of ZADAXIN in China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. If we experience difficulties in our foreign sales efforts in China, our business will suffer and our operating results and financial condition will be harmed. For both the nine months ended September 30, 2010 and 2009, approximately 97% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy.

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

In November 2009, thymosin alpha 1, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursed Drug List and pricing for ZADAXIN on the National Reimbursed Drug List is still being reviewed by the authorities. China regulates pharmaceutical prices and pharmaceutical importation. These regulations may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline. We believe that the Chinese government is increasing its efforts to reduce overall health care costs, including through pricing controls. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been lower than our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The Chinese national and provincial governments may regulate our product pricing and the maximum prices for ZADAXIN at the provincial level over the next several years, and potentially at the national level. The process and timing for this is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses. We are working on these regulatory processes as well as on potential changes in our business model depending on potential outcomes. We believe we will be able to successfully manage our business in China through this process, however maximum prices could be set at some time in the future which could adversely affect our results or require substantial changes in our business model which may be difficult to implement.

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

We experience other issues with managing foreign sales operations including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, complying with reimbursement rules or compliance with foreign country or applicable U.S. laws, adverse or mixed outcome of clinical studies anywhere in the world, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results could be adversely affected. Moreover, our operations throughout the world including China are potentially subject to the laws and regulations of the United States including the Foreign Corrupt Practices Act, in addition to the laws and regulations of the local countries. Regulation in China of the activities in the pharmaceutical industry has increased and may continue to undergo significant and unanticipated changes. A number of companies have faced significant expenses or fines as a result of the increasing regulation of, and enforcement activity regarding, the pharmaceutical industry. We recently received notices of investigations by U.S. government agencies that relate to our operations in China. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed.

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

We face risks related to the potential outcomes of the SEC investigation regarding Foreign Corrupt Practices Act (“FCPA”) compliance and other matters and DOJ investigation regarding FCPA and our own investigation into such matters, including potential penalties, substantial expenses and the use of significant management time and attention, any of which could adversely affect our business. *

        We are subject to a formal, non public investigation by the SEC. In connection with the investigation the SEC issued a subpoena to us requesting documents regarding a range of matters including but not limited to documents relating to potential payments or transfer of anything of value to regulators and government-owned entities in China; documents relating to bids or contracts with state or government-owned entities in China; documents relating to intermediary or local agent of the Company in China; documents regarding the Company’s ethics and anti-corruption policies, training, and audits; and documents relating to certain Company financial and other disclosures made by the Company. The DOJ is currently conducting an investigation of us in connection with compliance with the FCPA, as to which they have advised us that the DOJ has information about the Company’s practices suggesting possible violations. We have been cooperating with, and will continue to cooperate with, the investigations by and inquiries from the SEC and DOJ. In response to these matters, our board of directors has appointed a special committee of independent directors. Based on an initial review, the special committee has decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred as to such matters. We are unable to predict what consequences, if any, that any investigation by any regulatory agency or by our special committee may have on us. These and any other regulatory investigations and our cooperation with them will result in substantial legal and accounting expenses, and could divert management’s attention from other business concerns and harm our business. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we may take, if any, as a result of such investigations, may adversely affect our business in China. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. If it is determined that sales or marketing activities have occurred that violate, or may have violated, the FCPA or other laws, our future operating results could be adversely affected. In addition, we could incur additional expenses related to fines, or to remediative measures including if we determine that our internal controls or disclosure controls are not effective. The period of time necessary to resolve our independent investigation, and the investigation by the DOJ the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

We have been named as a party to purported stockholder class actions and purported derivative lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows. *

Certain of our officers and directors have been named as nominal defendants in several purported stockholder derivative lawsuits. The lawsuits assert claims for breach of fiduciary duty, abuse of control, unjust enrichment and corporate waste based on alleged violations of the Foreign Corrupt Practices Act. We and certain of our officers have also been named as defendants in two purported class actions lawsuits which allege violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to potential violations of the Foreign Corrupt Practices Act, our reported revenues, income and sales growth, and marketing and sales activities. In addition, our board of directors has received a demand from a purported stockholder demanding that the board of directors take actions to remedy breaches of fiduciary duties by the directors and certain officers relating to alleged violations of the FCPA and securities laws. We cannot predict whether these or other litigations are likely to result in any material recovery by, or expense to, SciClone. We expect to continue to incur legal fees in responding to these lawsuits. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

We are at risk of additional securities class action and derivative lawsuits. *

Securities class action litigation has often been brought against a company following a decline in the market price of its securities. We were sued recently after our announcement regarding SEC and DOJ investigations and we and certain of our officers and directors have been named as parties in purported stockholder class actions and derivative lawsuits. We may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigation, our own investigations related thereto or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. Such litigation could result in additional substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our sales of ZADAXIN may fluctuate due to seasonality of product orders and sales in any quarter may not be indicative of future sales.

Our sales for the quarter ended June 30, 2009 were greatly affected by the demand in China for ZADAXIN which we believe was in connection with Influenza A (H1N1). Similarly, our sales for the quarter ended September 30, 2003 were greatly affected by the demand in China for ZADAXIN in connection with the treatment of Severe Acute Respiratory Syndrome (“SARS”). To date, SARS has not re-emerged, like influenza, as a seasonal public health problem. However, it is not possible to predict what effect, if any, H1N1, SARS, or similar epidemics would have on future sales of ZADAXIN, if they were to emerge. Although we do not market ZADAXIN for use in treating epidemic diseases such as Influenza A (H1N1) or SARS, if ZADAXIN is purchased in connection with outbreaks of seasonal viral contagions, product sales could become more concentrated in certain quarters of the calendar year, quarterly sales levels could fluctuate and sales in any quarter may not be indicative of sales in future periods.

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

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next. *

China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on a limited number of importers, in any given quarter, to supply substantially all of our product in China. Because we use a small number of importing agents in China, our receivables from any one importing agent are material, and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected. These importers are not obligated to place purchase orders for our product, and if they determined for any reason not to place purchase orders, we would need to seek alternative licensed importers, which could cause short term fluctuations in our business.

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

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance. *

Substantially all of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the renminbi in a narrow currency trading band that may or may not fluctuate based upon government policy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the renminbi exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the United States dollar and U.S. interest rates. A trend to a stronger U.S. dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

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

We may engage in acquisitions and must successfully integrate any acquired products or companies in order to avoid a material disruption to our business and material adverse effects to our financial results. *

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

•	potential difficulties in complying with the Foreign Corrupt Practices Act;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential failure to achieve commercial expectations;

•	potential loss of key employees of the acquired companies; and

•	difficulty in forecasting revenues and margins.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or

•	become subject to litigation.

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

We may not be able to successfully develop or commercialize our products. *

While we have sales of ZADAXIN (“thymalfasin or thymalfasin alpha 1”) in certain markets, regulatory approval does not exist at this time for ZADAXIN in other key markets. In 2006, we acquired the rights to distribute DC Bead in China, but we must receive regulatory approval before we can commercialize this product. We previously believed that regulatory approval for DC Bead in China would be forthcoming in 2009. However, the SFDA required us to conduct a local trial in China to supplement data already obtained from a previous DC Bead study. This study is underway and if the trial results are positive, we expect to receive regulatory approval for DC Bead in 2011, although timing may be delayed if there are additional requirements requested by the SFDA. Our other potential products presently are SCV-07 and ondansetron RapidFilm and each of them is in an earlier stage of development than ZADAXIN. Clinical trials outcomes are uncertain. For example, in October 2009, we halted our phase 2 trial of RP101 and we have no plans to proceed with further development of RP101 at this time. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

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

We have not yet sold any product other than ZADAXIN and our sales have been primarily to a single country, China. Our future revenue growth depends to a great extent on increased sales of ZADAXIN to China. If we fail to successfully market ZADAXIN, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business. Our future revenue will also depend in part on our ability to develop other commercially viable and accepted products, such as DC Bead, ondansetron RapidFilm, and SCV-07. Market acceptance of our products will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies and to convince prospective strategic partners to market our products effectively and to manufacture our products in sufficient quantities with acceptable quality and at an acceptable cost. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

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

Final results from our proposed or ongoing clinical trials for thymalfasin, SCV-07, ondansetron RapidFilm, and DC Bead may differ materially from interim or pre-clinical trial results. These clinical trials could be affected by the future actions of our partners, unexpected delays, unanticipated patient dropout rates or adverse side effects, future actions by the SFDA or the FDA or equivalent regulatory authorities in Europe or other countries or additional expenses.

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

We may face numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent commercialization of our product candidates including: our product candidate clinical trials may not prove statistical significance; negative or inconclusive clinical trial results may require us to conduct further testing or we may choose to abandon projects that we had been expecting to complete; clinical trials may be halted due to safety reasons; patient dropout rates in our clinical trial may be higher than anticipated; the FDA, its European equivalent EMEA or the SFDA may not approve our products for commercialization or may require additional clinical trial data prior to approving our products; and/or our future expenses and ability to proceed with a trial may be dependent in part on finding a partner. Moreover, if the outcome of any of these trials is unsuccessful, or even if successful, does not achieve commercially meaningful results, our business could be harmed.

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

We rely on third parties who are our sole source suppliers for our clinical trial and commercial products and their inability to deliver products that meet our quality-control standards could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process.*

We rely on third parties, who are subject to regulatory oversight, to supply our clinical and commercial products. For example, Biocompatibles is the sole supplier of DC Bead, Applied Pharma Research S.A. (“APR”) is the sole supplier of ondansetron RapidFilm, and Solvay Peptides S.A. is our sole supplier of SCV-07. Any unanticipated deficiencies in these suppliers, or the suppliers or our raw materials, and/or recall of the manufacturing lots or similar action regarding the pegylated interferon alpha, ribavirin or gemcitabine used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these suppliers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products and impair our competitive position.

Further, any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk active pharmaceutical ingredient (“API”) product for the manufacture of ZADAXIN for our current markets, including China. During 2009, we experienced quality-control problems with a component of our ZADAXIN kit. We have experienced further problems recently. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify a new supplier for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced.

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

If we are unable to manage our key personnel, or are unable to attract and retain additional, highly skilled and experienced personnel, our business will suffer. *

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. Further, we are also dependent on our ability to appropriately staff these personnel in appropriate positions as our business fluctuates. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry. There is significant turnover in the industry in China in particular, and we have also experienced turnover in our sales personnel. We may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. Conversely, in the event that we need to reduce the size of a particular aspect of our business, we are also dependent on our ability to make such adjustments while retaining suitably skilled personnel. Further, our efforts to in-license or acquire, develop and commercialize product candidates for China require the addition of clinical and regulatory personnel and the capabilities to expand our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them were any one of them to choose to leave employment with us. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

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

Subsequent to the end of the quarter, a special committee of our board of directors determined to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations, including but not limited to, certain sales and marketing matters in China in order to evaluate whether any violation of the FCPA or other laws occurred as to such matters. The investigation is in process and no conclusions have been reached, however if the investigation results in a determination that a violation occurred or may have occurred, the additional information resulting from such investigation or the determinations made in such investigation may indicate that our internal controls were not effective. In addition, we may determine based upon the results of such investigation that changes in our internal controls are appropriate even if a violation did not occur. Independent of the outcome of the investigation, we have determined to undertake a further review of our internal controls to consider whether we will implement additional internal controls or modifications of our internal controls.

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

Currently a majority of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. President Obama’s administration has recently announced initiatives that would substantially reduce our ability to defer U.S. taxes including: repealing deferral of U.S. taxation of foreign earnings, eliminating utilization or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into legislation, they could increase our U.S. income tax liability and as a result have a negative impact on our financial position and results of operations.

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

Our business and operations are subject to the risks of being based in particular locations known for earthquakes, other natural catastrophic disasters and service interruptions. *

Our corporate headquarters are located in the Silicon Valley area of Northern California, a region known for seismic activity. Although we maintain a disaster recovery policy that includes storage of important corporate data in a different geographic region of the United States, all of our significant corporate data is stored in our headquarters facility and accordingly, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition. Most of our sales are into China for which we maintain a sole warehouse for finished goods in Hong Kong, which can experience severe typhoon storms, earthquakes or other natural catastrophic disasters. Although our distributors in China may maintain several months supply of our product, were our warehouse capability to be interrupted, either through a natural disaster such as flooding or through a service interruption, such as a lack of electricity to power required air conditioning, our ability to timely deliver finished product to China could be adversely affected which in turn would materially adversely affect our sales and ensuing operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
10.1(1)	Loan and Security Agreement by and among SciClone Pharmaceuticals International Ltd., Sciclone Pharmaceuticals International China Holding Ltd., and Silicon Valley Bank, dated as of October 1, 2010.

10.2(1)	License Agreement between Edward T. Wei, SciClone Pharmaceuticals, Inc. and SciClone Pharmaceuticals International Ltd. dated July 28, 1997.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: November 8, 2010	/S/ GARY S. TITUS
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1(1)	Loan and Security Agreement by and among SciClone Pharmaceuticals International Ltd., Sciclone Pharmaceuticals International China Holding Ltd., and Silicon Valley Bank, dated as of October 1, 2010.

10.2(1)	License Agreement between Edward T. Wei, SciClone Pharmaceuticals, Inc. and SciClone Pharmaceuticals International Ltd. dated July 28, 1997.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed Herewith.