Form 10-K/A
period 2009-12-31
SCICLONE PHARMACEUTICALS INC
filed 2010-12-06
CIK 880771

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

As of March 12, 2010, there were 47,324,232 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SciClone Pharmaceuticals, Inc. Proxy Statement filed on April 30, 2010 are incorporated into Part III.

Explanatory Note

This is Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2009 as originally filed with the Securities and Exchange Commission on March 16, 2010 (the “Original Filing”). This Amendment is being filed in response to comments provided by the staff of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of the Company’s Original Filing and its Proxy Statement filed on April 30, 2010.

The Company is only filing the items of its Annual Report that have been revised in response to the Staff’s comments and all other information in the Annual Report remains unchanged. The Company’s consolidated balance sheets and consolidated statements of earnings for the periods presented have not been restated from the consolidated balance sheets and consolidated statements of earnings reported in the Original Filing. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Annual Report in the Original Filing.

PART I

Item 1.	Business

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Patents

We seek regulatory approval for our products in disease areas with high unmet medical need, significant market potential and where we have a proprietary position through patents covering use, manufacturing process, or composition of matter for our products. For our lead product ZADAXIN®, we are the licensee or owner of patents and patent applications relating to thymosin and its use for a number of diseases. In particular, we are the licensee or owner of a substantial number of patents and applications in the United States and internationally including China that are directed to thymosin therapy for the treatment of hepatitis B and hepatitis C as a monotherapy or in combination with other therapeutics including drugs with or without regulatory approval for marketing. In addition, we are the licensee or owner of several pending patent applications in the United States and internationally that are directed to thymosin therapy for vaccine enhancement. If issued, these patents should have a patent term from 2025 to 2030. We are also the licensee or owner of several pending patent applications in the United States and internationally that are directed to thymosin therapy for the treatment of melanoma. If issued, these patents should have a patent term from 2027 to 2028. We have also applied for patents in the United States and internationally that are directed to thymosin therapy for the treatment of other infectious diseases such as Aspergillus infection, Severe Acute Respiratory Syndrome (“SARS”), as well as other indications. In addition, we have patents or patent applications directed to thymosin conjugates and the use of thymosin to stimulate the immune system in general.

Sigma-Tau holds the European rights to thymalfasin, while we have retained rights in all other regions of the world, including the United States and China.

We are the exclusive licensee of issued patents directed to the composition of matter of SCV-07 and related products as well as their use as an immunomodulator in general in the United States, China and a number of major international markets. These patents have a patent term from 2016 in the United States to 2018 outside of the United States. In addition, we are the exclusive licensee of various applications pending in the United States and internationally that are directed to SCV-07 therapy for the treatment of a number of diseases, including the treatment of oral mucositis as well as the treatment of hepatitis C. If issued, these patents should have a patent term from 2028 to 2030. We also have exclusive rights to patent applications directed to SCV-07 therapy for vaccine enhancement, treatment of asthma as well as various cancers, e.g., lung cancer, melanoma, etc. SCV-07 is approved already in Russia for improvement of depressed immune systems. We acquired exclusive worldwide rights outside of Russia from Edward T. Wei.

With respect to our issued patents in the US and Europe, we are also entitled to obtain a patent term extension to extend the patent expiration date. For example, in the US, we can apply for a patent term extension of up to 5 years for one of the patents covering ZADAXIN or SCV07 once ZADAXIN or SCV07 is approved by the Federal Drug Administration (“FDA”). The exact duration of the extension depends on the time we spend in clinical trials as well as getting a New Drug Application Approval from the FDA.

ZADAXIN in China

Granted Patents Relevant to Approved Indication (not yet expired or abandoned)	Approved Indication	Year of Expiration
ZL 93120725	Chronic Hepatitis B	2013
ZL 99811382.4	Chronic Hepatitis B	2019

SCV07 in Europe, US and China

Granted Patents Relevant to Compositions	Year of Expiration
5,744,452 [US]	2016
1042286 [EP]	2018
ZL 98813799.2 [China]	2018

Pending Applications Relevant to Indications Currently in Clinical trial in the US	Year of Expiration
12/526,585 [US]	2028
200880011935.2 [China]	2028
08725404.1 [EP]	2028
61/319,050 [US]	2031

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

Agreements with Third Parties

Sigma-Tau Agreement. Our collaboration with Sigma-Tau Finanziaria S.p.A. (“Sigma-Tau”) is governed by an agreement entered into in 2000 with a term expiring in 2012 unless renewed, as well as by amendments to the agreement regarding particular development efforts. Under the agreement, we licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. In addition, the agreement governed our joint collaboration on the development of thymalfasin in certain indications, and for the sharing of intellectual property in our respective territories. The agreement also provides that if Sigma-Tau sells ZADAXIN in the licensed territory, it will purchase the product from us at a specified price, subject to certain adjustments. We do not currently anticipate that Sigma-Tau will sell any ZADAXIN other than nominal amounts in Italy.

Pursuant to the agreement, Sigma-Tau conducted trials in Europe for the treatment of malignant melanoma and hepatitis C and we conducted certain trials in the US for the treatment of hepatitis C, and each party agreed to provide certain funding and support for the development efforts of the other. Our development obligations to each other were completed when Sigma-Tau completed the phase 3 hepatitis C triple therapy clinical trial in Europe and delivered a final report on the trial in October 2009. We paid Sigma-Tau an aggregate of $4 million in connection with that trial.

There are no on-going development or reimbursement obligations under the agreement, and there are no milestones or similar terms currently in effect. However, we continue to cooperate with Sigma-Tau on exploring the development of thymalfasin in other indications, including as a vaccine adjuvant, in aspergilosis and for the treatment of malignant melanoma.

Biocompatibles Agreement. In June 2006 we entered into a licensing and distribution arrangement with Biocompatibles UK LTD (“Biocompatibles”) for the distribution of DC BeadTM in China. The agreement provides us exclusive marketing rights in China. Under the agreement, if and when product approval is obtained in China, we would purchase product from Biocompatibles for sale in China at a price specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain our exclusive rights, we must meet certain unit volume requirements.

We incur the costs of obtaining regulatory approval in China, including the cost of the currently on-going clinical trial in China, with Biocompatibles reimbursing 50% of our cumulative development expenditures upon regulatory approval.

Applied Pharma Agreement. In July 2009 we entered into a licensing and distribution arrangement with Applied Pharma Research s.a. (“APR”) for ondansetron RapidFilmTM and paid an upfront fee of $1 million. The agreement grants us exclusive marketing rights in China, Hong Kong, Macau and Vietnam. If product approval is obtained in China, we would purchase product from APR at a price specified in the agreement for sale in our territory. In addition, to the purchase price of the product, the agreement provides for additional payments by us to APR upon achievement of first product approval and of specified sales levels.

SCV-07 License. We entered into a license with Edward T. Wei (“Wei”) in 1997 for the technology and patent rights for SCV-07. The total amount paid by us to Wei under the agreement to date has been approximately $100,000. The aggregate of all milestone payments that may be due to Wei under the agreement is less than $500,000. The agreement provides for royalties on sales, with the royalty rate varying depending on various factors. The maximum royalty will not exceed 4%. The agreement expires upon the last to expire of the applicable patents and is terminable by Wei only in the event of a default by SciClone that is not cured after notice.

PART III

Item 11.	Executive Compensation

Annual Cash Incentives

We provide annual cash incentives in the form of cash bonuses intended to motivate employees to achieve our overall corporate goals and their individual employee objectives. For executive officers, these annual cash incentives are paid pursuant to our executive incentive plan. Incentive bonuses are based on a percentage of cash compensation and account for a significant percentage of each executive officer’s potential compensation, putting a significant percentage of total compensation at risk based on achievement of both corporate and individual objectives. Executive officers may earn up to 50% more than their individual cash incentive target depending upon the Committee’s assessment of performance in relation to their predetermined objectives. Our other employees are also eligible to receive annual cash incentives, which typically account for a smaller percentage of total compensation. At the beginning of each fiscal year, the Compensation Committee reviews each officer’s annual cash incentive targets, determined as a percentage of base salary and determines whether to adjust such targets. The percentages for the cash incentive plan for 2009 for our current President and Chief Executive Officer, Dr. Blobel was 40% of base salary and the percentages for Mr. Schmid, Mr. Titus and Dr. Rios was 30% of base salary.

During the first quarter of each fiscal year the Compensation Committee, in conjunction with the Board, determines our overall corporate objectives and weights the value of each of those objectives. The corporate objectives serve as the individual objectives for Dr. Blobel. The other Named Executive Officer’s goals are proposed by Dr. Blobel and reviewed and approved by the Compensation Committee after the corporate objectives have been determined. Generally, each of the Named Executive Officer goals relate to the achievement of our corporate goals. Financial objectives in both the corporate and individuals goals are determined in a manner consistent with the Company’s annual operating budget. In particular as to any financial goals as to which the Company provides guidance, the related corporate or individual objective is set within the range of our initial guidance first published for that fiscal year. Other financial goals, including goals for our SPIL subsidiary which are not separately reported, are based on assumptions in the budget that are anticipated to be required to meet the corporate financial objectives.

In order for any bonus to be paid under the plan, there must be at least partial attainment against the goals, but there is no specific percentage of attainment specified under the plan before the Committee can determine to award a bonus. The actual cash incentive award earned is determined by the Compensation Committee’s judgment in its discretion of the relative attainment of our overall corporate performance objectives, the relative attainment of individual employee performance objectives, and the individual’s performance in relation to the objectives subject to targeted overall compensation. These judgments are subjective, there are no formulas for determining the amount of bonus to be awarded in the case of over or under achievement against a goal. In addition, while the Compensation Committee’s decisions are focused primarily upon the achievement against specific goals, it does consider its overall assessment of corporate performance and individual performance in the process of making final decisions as to bonus awards. In order for any bonus to be paid under the plan, there must be at least partial attainment against the goals, but there is no specific percentage of attainment specified under the plan before the Committee can determine to award a bonus. Cash incentive awards are typically paid in the year following the year for which performance is evaluated.

Our corporate objectives for fiscal year 2009, which were also Dr. Blobel’s objectives, were as follows, weighted as indicated

Corporate Objective	Weight

Achieve revenues in excess of $61.2 million	15%

Achieve earnings before interest and taxes in excess of $1 million	15%

Achieve a year end target for the combination of cash balance and available credit lines above $20 million	10%

Complete a transaction in China to expand the Company’s product lines or capabilities	10%

Achieve a partnering transaction for the Company’s thymalfasin program in the melanoma indication	15%

For the RP 101 clinical program, achieve enrollment of the trial and unblinding of results by specified dates with positive results	10%

For the SCV-07 clinical program in the oral mucositis (OM) indication, complete enrollment by a specified date	10%

For the SCV-07 clinical program in the HCV indication, obtain results in cohort one of the trial by a specified date	5%

Increase SciClone’s investor relations effectiveness as demonstrated by increasing institutional ownership to 20% and at least two analysts publishing reports on SciClone	10%

Decisions regarding compensation of our other Named Executive Officer’s goals are based on his or her achievement of individual goals developed at the beginning of the year in support of these corporate objectives, as adjusted to reflect changes in key assumptions or external factors impacting the business.

The following is a summary of the key individual goals for 2009 for each of our other named executive officers:

Executive Officer	Summary of Key Individual Goals	Weight

Gary S. Titus	• Achieve earnings per share of between $0.00 and $0.02	25%

	• Achieve a year end target for the combination of cash balance and available credit lines above $20 million	15%

	• Retain existing or obtain alternative loan facility and improve terms	15%

	• Achieve objective for effective management of accounting function	15%

	• Provide financial and accounting support for potential M&A or similar transactions in China to support the Company’s objectives to expand in China	15%

	• Increase SciClone’s investor relations effectiveness as demonstrated by increasing institutional ownership to 20% and at least two analysts publishing reports on SciClone	15%

Israel Rios, M.D.	• For the RP 101 clinical program, achieve enrollment of the trial and unblinding of results by specified dates with positive results	20%

	• For the SCV-07 clinical program in the oral mucositis, complete enrollment by a specified date	20%

	• For the SCV-07 clinical program in the HCV indication, obtain results in cohort one of the trial by a specified date	10%

	• Provide support regarding potential partnering of thymalfasin for the melanoma indication.	10%

	• Provide support for potential M&A or in-licensing transactions to support the Company’s objectives to expand in China	10%

	• Achieve objective for effective management of relationships with clinical research organizations performing work for the Company	20%

	• Manage department expenses to achieve objective	10%

Executive Officer	Summary of Key Individual Goals	Weight

Hans Schmid	• Achieve SciClone Pharmaceuticals International Ltd. (SPIL) product sales in excess of $62 million and SPIL earning before interest and taxes in excess of $30 million	35%

	• Generate in excess of $50 million of cash from collection of accounts receivable, reduce days sales outstanding below 120 days and retain compliance with bank line covenants	10%

	• Focus on development of Russian and Vietnam markets	10%

	• Achieve registration and first commercial sale of DC Bead in China	10%

	• Support corporate objective regarding investor relations	5%

	• Achieve objectives regarding management of China operations	10%

	• Provide support for potential M&A or in-licensing transactions to support the Company’s objectives to expand in China.	20%

The actual cash incentive award earned is determined by the Committee’s judgment in its discretion of the relative attainment of our overall corporate performance objectives, the relative attainment of individual employee performance objectives, and the individual’s performance in relation to the objectives subject to targeted overall compensation. Cash incentive awards are typically paid in the year following the year for which performance is evaluated. In order for any bonus to be paid under the plan, there must be at least partial attainment against the goals, but there is no specific percentage of attainment specified under the plan before the Committee can determine to award a bonus.

The actual bonuses paid for fiscal 2009 were determined in February 2010 and varied depending on the extent to which actual performance met, exceeded, or fell short of the applicable executive officer’s 2009 individual objectives, as determined by the Compensation Committee, which used in part the recommendations of Dr. Blobel as to the other officers. The Compensation Committee made the following determinations with respect to achievement of goals for fiscal 2009:

Corporate and Individual Financial and Investor Relations Goals. The Compensation Committee determined that we substantially exceeded our revenue, profitability and cash balance and other financial objectives. As a result, Dr. Blobel, Mr. Titus and Mr. Schmid received between 120% and 150% credit for those portions of their individual goals.

Clinical Goals. The Compensation Committee determined that we had achieved our SCV-07 clinical goals, that we did not achieve our RP 101 goals and that the goal for development of SCV-07 in the HCV indication was not attainable due to a management decision, approved by the Board, regarding the timing for that development program. The Compensation Committee determined that management acted prudently in making this decision, and therefore that the percentage of bonus associated with that goal was reallocated among the other goals pro rata. As a result, Dr. Blobel received 100% credit for attainment of the SCV-07 OM goal and no credit for the RP101 goal. Dr. Rios received full credit for the SCV-O7 OM goal. The Compensation Committee further determined that Dr. Rios responsibility with respect to RP101 trial was in substantial part to oversee the proper conduct of the trial, including the appropriate and accurate analysis of the trial, whether or not it was successful. As a result, the Compensation Committee awarded Dr. Rios 50% credit for the RP101 goal, even though the Corporate goal of a positive outcome was not attained.

Other Goals. The Compensation Committee reviewed each of the other goals and determined that management had either fully achieved the goals or had made all or substantially all progress against the goal that could be achieved by management and awarded each executive credit for 80 to 100% credit for such goals, with the exception of the goals for registration of DC Bead, for which no credit was awarded, and the development of the Russian and Vietnam markets for which only 50% credit was awarded.

The Compensation Committee recommended to the Board that the Board adopt its conclusions regarding bonuses and following a review of the goals and achievements, the Board adopted this conclusion.

Based on the assessments of the achievement in 2009 of the corporate performance objectives and the individual objectives described above, the Compensation Committee recommended to the Board, and the Board approved, a $176,800 bonus for Dr. Blobel (40% of 2009 base salary, compared to the 40% target established by the Compensation Committee at the beginning of 2009). The Compensation Committee approved a $120,000 bonus for Mr. Titus (35% of 2009 base salary, compared to his 30% target) based in part upon Mr. Titus exceeding certain of his goals. The Compensation Committee approved a $100,000 bonus for Mr. Schmid, 31% of 2009 base salary, compared to his 30% target) based upon achievement of objectives for the international operations. The Compensation Committee approved a bonus of $85,000 for Dr. Rios (27% of 2009 salary compared to his 30% target).

Based upon its review of survey data and the recommendation of Setren Smallberg & Associates Inc., the Compensation Committee approved an increase in target bonuses for fiscal 2010 to ensure target bonus percentages were closer to the 50th percentile of comparable companies. Dr. Blobel’s target bonus was increased to 50% and Mr. Schmid, Mr. Titus and Dr. Rios’ target bonus percentages were increased to 35%.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15 (b)     Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

By:	/S/ FRIEDHELM BLOBEL, PH.D.
Friedhelm Blobel, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRIEDHELM BLOBEL, PH.D.	President and Chief Executive	December 6, 2010
Friedhelm Blobel, Ph.D.	Officer, Director
(Principal Executive Officer)

/S/ GARY S. TITUS	Senior Vice President and	December 6, 2010
Gary S. Titus	Chief Financial Officer
(Principal Financial and
Accounting Executive Officer)

*	Director	December 6, 2010
Roberto Camerini, M.D.

*
Richard J. Hawkins	Director	December 6, 2010

*
Trevor M. Jones, Ph.D.	Director	December 6, 2010

*
Ira D. Lawrence, M.D.	Director	December 6, 2010

*
Gregg A. Lapointe	Director	December 6, 2010

*
Jon S. Saxe	Director	December 6, 2010

*
Dean S. Woodman	Chairman of the Board	December 6, 2010

*By:	/s/ Gary S. Titus
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.