Form 10-K
period 2010-12-31
SCICLONE PHARMACEUTICALS INC
filed 2011-03-31
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of SciClone Pharmaceuticals, Inc. was approximately $126,519,000 as of June 30, 2010, based upon the closing price of SciClone Pharmaceuticals Inc.’s Common Stock on The NASDAQ Global Market of the NASDAQ Stock Market Inc. on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2011, there were 48,040,125 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

OVERVIEW

SciClone Pharmaceuticals (NASDAQ: SCLN) is a revenue-generating, China-centric, specialty pharmaceutical company with a substantial international business and a product portfolio of novel therapies for cancer and infectious diseases. We are focused on continuing international sales growth, while containing clinical development and other costs.

Our international business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we believe we have built a solid reputation and established a strong brand through our many years of experience marketing ZADAXIN. We believe these strengths position us to benefit from expanding pharmaceutical markets in China and elsewhere. We believe China will rank second among global pharmaceutical markets by 2015, with projected annual growth rates of more than 20% annually over the next several years. We seek to grow our sales in this region while we leverage our strong balance sheet for mergers and acquisitions (“M&A”), in-licensing and product acquisitions.

ZADAXIN, our brand of thymalfasin or thymosin alpha 1, has regulatory approval in over 30 countries for the treatment of HBV, as a vaccine adjuvant, for the treatment of HCV, and certain cancers. All of our revenues are derived from sales of ZADAXIN, substantially most of which is sold to China. To continue to grow ZADAXIN sales to China, our sales force of over 200 people is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as smaller hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities which are the largest, and generally have the most affluent populations. In China, they are mainly located in the eastern portion of the nation.

We continue to look for M&A or in-licensing opportunities of late-stage or approved branded, well-differentiated products. To date, we have in-licensed two products that are part of this international commercial growth strategy, DC Bead® and ondansetron RapidFilm®. We are working towards regulatory approval in China for these in-licensed candidates.

DC Bead, an in-licensed product for which we have commercialization rights in China, is a novel treatment for advanced liver cancer which is currently approved in approximately 40 countries worldwide, including countries in the European Union (“EU”) and the U.S. We commenced a small local registration trial in 2010 which has completed enrollment of approximately 40 advanced liver cancer patients at several liver cancer treatment centers. The primary objective is safety and the secondary objective is efficacy, as measured by tumor response. We believe we may receive regulatory approval for DC Bead in late 2011.

Our second in-licensed product as part of this international commercial growth strategy is ondansetron RapidFilm. This product is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy and surgery. In March 2010, we announced that approval was granted for ondansetron RapidFilmTM under the EU decentralized procedure in 16 major EU countries. We have commercialization rights for this product in China including Hong Kong and Macau, and Vietnam, and we are working towards filing a clinical trial application in 2011 as part of the product registration process which will begin the regulatory approval process in China.

Outside of China, SciClone’s clinical development strategy is focused on driving cost-efficient phase 1 and 2 development of promising compounds while seeking development partners for more costly phase 3 trials. We are currently developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial for the prevention of oral mucositis (“OM”).

OM is a common, painful, debilitating complication of cancer treatment, and we estimate that medical costs for the treatment of oral mucositis were approximately $4.2 billion in the U.S. and $10 billion worldwide in 2010. Approximately 450,000 patients per year in the U.S. suffer from OM during cancer therapy. In May 2010, we announced top-line results from our phase 2a proof of concept clinical trial of SCV-07 to modify the course of oral mucositis in patients with head and neck cancer receiving chemoradiotherapy regimens.

Based on the findings from the phase 2a study and discussions with the U.S. Food and Drug Administration, we announced the enrollment of the first patient in the Company’s phase 2b clinical trial of SCV-07 for the prevention of OM in January of 2011. The 2b study is examining three doses of SCV-07, including two higher doses than those used in the Company’s recent phase 2a study, to assess the drug’s impact on modifying the course of OM in patients with head and neck cancer.

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of us regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). In response to these matters, our board of directors has appointed a special committee of independent directors to oversee the Company’s response to the government inquiries. Based on an initial review, the special committee has decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred. The special committee has not concluded its investigation or reached any conclusions, to date, nor has the special committee or management made a final determination regarding whether any violation of the FCPA or any other law or regulation has occurred. However, we anticipate that the special committee will finalize its findings in the near future, which may include findings regarding potential FCPA issues and recommendations regarding additional remediation measures and possible suggestions regarding personnel issues. In the course of its review, the special committee has instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate our existing compliance and anti-bribery guidelines and to prepare a new, more detailed, guideline for implementation after review by our Board and/or committees of the Board, and (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, third-party gifts, travel expenses, honoraria and sponsorships of certain third party events.

We have consistently maintained a policy that our employees comply with all applicable laws. However, in the course of evaluating our existing training, policies and internal controls over financial reporting and expense approval and expense reimbursement practices, and of the matters brought to the attention of management by the special committee, we determined that our guidelines, employee training and expense approval practices and our internal controls with respect to certain matters, including the payment for, or reimbursement of, third party gifts, travel expenses, honoraria and sponsorship of certain third party events required improvements in order to provide reasonable assurance that our policy on compliance with applicable laws was effective. In addition, management determined that we had a material weakness in our internal control over financial reporting as of December 31, 2010 relating to our implementation of our policy on compliance with laws. During the first quarter of fiscal 2011, we initiated or commenced various remediation efforts to provide reasonable assurance of our implementation of our policy on compliance with laws, including the FCPA and other anti-bribery laws. See “Management’s Annual Report on, and Changes in, Internal Control over Financial Reporting” for further information regarding this material weakness and our remediation efforts.

Since our special committee has not reached any conclusions and has not reported its findings to the Board, none of the disclosures in this Form 10-K are intended to, or do, represent the special committee’s finding or conclusions. We anticipate that the special committee will conclude its investigation soon. We anticipate that the special committee may make more specific or different findings in addition to the disclosures herein. We also anticipate that the special committee may recommend additional remediation measures to those we have already taken or commenced.

Following our announcement of the SEC and DOJ investigations, various shareholder litigations were filed and further litigation may be filed. We cannot predict the outcome of these matters, but we have incurred and anticipate that we will continue to incur substantial expenses in the course of the investigations, and in connection with current or future litigation. If it is determined that sales or marketing activities have occurred that violate, or may have violated, the FCPA or other laws, our future operating results could be adversely affected. In addition, we could incur additional expenses related to fines, or to remediative measures including changes in our compliance programs, internal controls or disclosure controls.

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

BUILDING A LEADING INTERNATIONAL PHARMACEUTICAL BUSINESS

Our Established Business in China

In China, we have an established business with growing product revenue and positive cash flow. We are committed to building on this base and introducing additional pharmaceutical products to meet the country’s evolving healthcare needs. China state leaders have agreed about a new health care reform plan which, among other things, is seeking to expand patient access to pharmaceuticals. We believe the China pharmaceutical market may grow more than 20% annually over the next several years.

We launched ZADAXIN in China in 1996 and by 2010 our worldwide sales of this product reached more than $85 million, 96% of which was sales to China. Today, ZADAXIN is one of the largest imported pharmaceutical products in China, measured by revenue. Our volume market share of thymalfasin is approximately 5%. Over the last decade, SciClone China has established a sales and marketing organization and extensive importation and distribution channels which have resulted in strong growth in sales and substantial cash flow. Through our sales organization of more than 200 medical representatives, we believe we have developed a good reputation and relationships with physicians and administrators in over 500 hospitals in the major cities in China. We have built a strong commercial presence in liver disease, cancer and the intensive care setting. We are expanding geographically in China to position the Company for further growth. ZADAXIN has strong brand recognition and is positioned as a high-quality, imported, premium-priced product. ZADAXIN is approved in China for the treatment of HBV and for use as a vaccine adjuvant. In China, orders for ZADAXIN are filled largely by distributors and sub distributors who purchase ZADAXIN from our selected, established, government-licensed importing agents.

China accounted for approximately 96%, 96%, and 94%, respectively, of our product sales for the years ended December 31, 2010, 2009 and 2008. In 2010, Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. accounted for 74% and 14% of our product sales, respectively. In 2009, Shanghai Lingyun Pharmaceutical Company Ltd. and China National Pharmaceutical Foreign Trade Corporation accounted for 66% and 27% of our product sales, respectively. In 2008, Shanghai Lingyun Pharmaceutical Company Ltd. and China National Pharmaceutical Foreign Trade Corporation accounted for 68% and 22% of our product sales, respectively. No other customers accounted for more than 10% of product sales in those periods. In recent months, Sinopharm Group Co. Limited acquired a majority interest in two of our large importers, Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. We do not believe these acquisitions will impact our sales. As of December 31, 2010, approximately $30.1 million, or 98% of our accounts receivable were attributable to two customers in China.

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been significantly lower than our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The process and timing for any price restrictions is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses. We are working on these regulatory processes as well as on potential changes in our business model depending on potential outcomes. We believe we will be able to successfully manage our business in China through this process, however if a substantial reduction in the sale price to hospitals occurred, our gross margins would be substantially reduced.

International Sales and Marketing

ZADAXIN is approved in over 30 countries, primarily in China, Pacific Rim, Latin America, Eastern Europe, and the Middle East and where our distributors are largely responsible for the marketing and sales of the product. ZADAXIN’s approvals are principally for the treatment of HBV and as a vaccine adjuvant, with additional approvals in certain countries for the treatment of HCV, or as a chemotherapy adjuvant for cancer patients with weakened immune systems. We sell ZADAXIN in various international markets through our wholly owned subsidiary, SciClone Pharmaceuticals International Ltd. (“SPIL”).

SPIL is registered in the Cayman Islands and has its principal office in Hong Kong. SPIL orders ZADAXIN from our European manufacturer and contracts with a third party for the storage of our finished goods inventory at warehousing facilities in Hong Kong. SPIL then distributes our product worldwide from these warehousing facilities based on purchase orders from our customers. Under our established distribution arrangements, local importers and distributors are responsible for the importation, inventory, distribution and invoicing of ZADAXIN after importation.

Product sales were $85.1 million, $72.4 million, and $54.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and all were from sales of ZADAXIN.

Broadening SciClone’s International Product Portfolio

Currently, we are evaluating opportunities to acquire or in-license the marketing rights to other proprietary products in China that can be effectively and efficiently marketed to physicians by our team of medical representatives. To maintain maximum efficiency in our existing operations, we plan to continue to focus on product opportunities in the areas of oncology, including supportive care, infectious disease and intensive care medicine; the areas that we have an established sales presence.

We acquired the exclusive China marketing rights to DC Bead, an embolizing and chemotherapy releasing device for liver cancer, for which we filed a regulatory application with the SFDA. We plan to obtain regulatory approval for this product in late 2011. DC Bead is currently approved in Europe for use in the treatment of malignant hypervascularized tumors such as hepatocellular carcinoma (“HCC”), or primary liver cancer. China accounts for approximately one-half of the world’s liver cancer cases and more than 300,000 people die annually from this disease in China, making this an important unmet medical need.

In addition, in July 2009, we entered into a licensing agreement with APR Applied Pharma Research S.A. (“APR”) for the commercialization rights of APR’s anti-nausea drug ondansetron RapidFilm in China including Hong Kong and Macau, and Vietnam. Ondansetron RapidFilm is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy or surgery. We plan to file a clinical trial application as part of the product registration process in 2011. We have ten years of marketing and sales exclusivity from APR for China including Hong Kong and Macau, and Vietnam following regulatory approval.

DEVELOPING PRODUCTS FOR THE U.S. AND EUROPEAN MARKETS

SCV-07 Indications

Our proprietary drug candidate SCV-07 (gamma-D-glutamyl-L-tryptophan) is a small molecule which stimulates the immune system, possibly through inhibition of STAT3 signaling and the resulting effects on T-helper 1 cells. SCV-07 has been shown to be efficacious in animal models of immune-sensitive diseases, including viral infections and cancers, and in the enhancement of response to vaccines. SCV-07 has been shown to be safe and well tolerated in clinical trials at varied single and multi-dose levels and is orally bioavailable, differentiating it from other immunomodulators.

Phase 2b Oral Mucositis Trial Protocol

Oral mucositis (“OM”) is a common painful, debilitating, and costly toxicity caused by chemoradiotherapy regimens used to treat cancer.

Based on the findings from our phase 2a OM study and discussions with the U.S. Food and Drug Administration, we announced the enrollment of the first patient in the Company’s phase 2b clinical trial of SCV-07 for the prevention of OM in January of 2011. The 2b study is examining three doses of SCV-07, including two higher doses than those used in the Company’s recent phase 2a study, to assess the drug’s impact on modifying the course of OM in patients with head and neck cancer. The multicenter, randomized, double-blind, placebo-controlled study is designed to enroll approximately 160 patients who are receiving standard chemoradiation therapy for treatment of cancers of the head and neck. Patients are being randomly assigned to one of the trial’s four treatment arms: SCV-07 at doses of 0.1 mg/kg, 0.3 mg/kg or 1 mg/kg, or placebo. The study’s primary efficacy endpoint is the reduction in proportion of patients with clinically assessed ulcerative OM (WHO Grade ≥ 2) at the time that they have received a cumulative radiation dose of 45 Gy. The study’s secondary endpoints include, incidence and duration of ulcerative and severe (WHO Grade ≥ 3) OM, analgesic use and pain assessments, quality of life measurements, gastrostomy tube placement and use, breaks in radiation or chemotherapy treatment, and unscheduled office or hospital visits. The trial is further evaluating SCV-07’s safety and tolerability in the patient population, as well as the role played by specific genetic profiles on patient response to the treatment.

Phase 2a Oral Mucositis Trial Protocol

We conducted a multi-center, randomized, double-blind, placebo-controlled dose-ranging phase 2a clinical trial to assess the safety and efficacy of SCV-07 for the delay to onset and severity of severe OM in 60 subjects receiving chemoradiation therapy for the treatment of cancers of the head and neck. This study was conducted at 21 centers in the United States and included approximately 20 patients in each of the three treatment cohorts. Each cohort received placebo, SCV-07 at a dose of 0.02 mg/kg, or SCV-07 at a dose of 0.10 mg/kg. The treatment period was approximately seven weeks depending on the patient’s prescribed radiation plan, with a follow-up visit approximately 30 days following the last day of radiation therapy. All the patients were treated with a standard cisplatin regimen in addition to radiation therapy. The primary efficacy endpoint was delay of onset and severity of severe OM.

This phase 2a study showed a signal towards delay to onset of severe OM, the study’s primary endpoint, in the higher dose group. The incidence of severe OM after 5 weeks of chemoradiation was 30% lower in the patients in the high dose treatment arm (0.1 mg/kg; 17 patients) compared to the 20 patients who received placebo (29% vs. 42%). A post hoc data analysis of ulcerative mucositis (WHO grades 2-4), a major cause of morbidity associated with OM, was also conducted. In the patients treated with the high dose of SCV-07 the onset of any ulcerative mucositis was delayed in 24% of patients at doses of radiation up to 50Gy (after approximately 5 weeks of treatment) while 100% of patients in the placebo group suffered from ulcerative mucositis at 35Gy (after approximately 3.5 weeks of treatment). Supportive of these findings, the high dose SCV-07 group also showed improvement over placebo for exploratory endpoints, including the use of gastric tube feedings, unplanned office or emergency room visits, and breaks in planned course of radiation therapy of one week or longer.

The incidence of severe OM after 5 weeks of chemoradiation was 50% higher in the patients in the low-dose treatment arm (0.02 mg/kg; 20 patients) compared to the 20 patients who received placebo (63% vs. 42%). However, the post hoc data analysis of ulcerative mucositis showed that the onset of any ulcerative mucositis was delayed in 5% of patients treated with doses of radiation up to 50Gy compared to 100% of patients in the placebo group who suffered from ulcerative mucositis at 35Gy. Regarding exploratory endpoints, the low dose group showed similar results to the placebo group. Importantly, both doses of SCV-07 were shown to be safe and well tolerated with no drug-related serious adverse events reported in either arm.

Researchers also identified two unique gene clusters that were associated with subjects who responded to treatment in our phase 2a study. We believe that the discovery of these gene clusters may assist in providing the framework for effectively identifying those patients most likely to respond to SCV-07 in future clinical trials based on their individual genomic profile or gene signature.

Phase 2 HCV Trial Protocol

We conducted a multicenter, multidose, open-label 2b study designed to evaluate the safety and immunomodulatory effects of SCV-07 as a monotherapy or in combination with ribavirin in non–cirrhotic patients with genotype 1 chronic HCV who had relapsed after at least 44 weeks of treatment with pegylated interferon and ribavirin. The study, which monitored biomarkers of immune activation and HCV viral load dynamics, included two treatment cohorts of 20 patients each, who received SCV-07 at a dose of either 0.1 mg/kg or 1.0 mg/kg. The treatment period was approximately eight weeks long, including four weeks of SCV-07 monotherapy followed by four weeks of SCV-07 in combination with ribavirin. Although the data showed an interesting biological signal, due to the rapidly changing landscape of effective treatments which increase the complexity and risks of developing drugs for chronic HCV, we have decided not to continue development in this indication.

Preclinical Data

SCV-07 has been shown to alter certain intracellular signaling pathways in certain subsets of white blood cells which affects their differentiation into CD-4 helper cells, specifically towards differentiation into the Th1 subset of CD-4 helper cells (Th1 cells secrete cytokines such as interleukin-2 (IL-2) and gamma interferon that can help the immune response). This shift to the Th1 subset can explain how SCV-07 helps protect against damage to cells from radiation treatment, as well as interfere with infectious diseases and cancer. Publications outline the efficacy of SCV-07 treatment in various animal models, including prevention of oral mucositis in response to radiation therapy, treatment of several immune-sensitive cancers such as melanoma, and treatment of several infectious diseases such as tuberculosis, herpes simplex virus, papilloma virus, and Pichinde virus.

SciClone’s Lead Product ZADAXIN (Thymalfasin)

ZADAXIN is SciClone’s synthetic preparation of thymalfasin, scientifically referred to as thymosin alpha 1, a thymic peptide which circulates in the blood naturally and is instrumental in the immune response to certain cancers and viral infections. Published scientific and clinical studies have shown that thymalfasin helps enhance response to vaccines, and to stimulate and direct the body’s immune response to eradicate infectious diseases like HBV and HCV, as well as certain cancers. Thymalfasin appears to be well tolerated with few reports of significant side effects or toxicities associated with its use.

Thymalfasin elicits a variety of immune system responses. Acting on intracellular signaling pathways, thymalfasin increases the Th1 subset of T-helper cells, which leads to a boost in production of antibodies in response to vaccines, and assists with fighting invading viruses and cancers. Thymalfasin also results in decreased CD-4 cell differentiation into the Th2 subset of CD-4 helper cells that produce cytokines, such as IL-4, which are associated with persistence of viral infection, and stimulates several other components of the immune response that help the body attack and kill virally-infected or tumor cells.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Patents

We seek regulatory approval for our products in disease areas with high unmet medical need, significant market potential and where we have a proprietary position through patents covering use, manufacturing process, or composition of matter for our products. For our lead product ZADAXIN®, we are the licensee or owner of patents and patent applications relating to thymalfasin and its use for a number of diseases. In particular, we are the licensee or owner of patents and applications in the United States and internationally including China that are directed to thymalfasin therapy for the treatment of hepatitis B and hepatitis C as a monotherapy or in combination with other therapeutics including drugs with or without regulatory approval for marketing. In addition, we are the licensee or owner of several pending patent applications in the United States and internationally that are directed to thymalfasin therapy for vaccine enhancement. If issued, these patents should have expiring patent terms from 2025 to 2030. We are also the licensee or owner of several pending patent applications in the United States and internationally that are directed to thymalfasin therapy for the treatment of melanoma. If issued, these patents should have expiring patent terms from 2026 to 2028. We are also the licensee or owner of patents and pending patent applications in the United States and internationally that are directed to thymalfasin therapy for reducing side effects of chemotherapy. The expiring patent terms for issued or to be issued patents are from 2020 to 2021. We have also applied for patents in the United States and internationally that are directed to thymalfasin therapy for the treatment of other infectious diseases such as Acute infection, Aspergillus infection and Severe Acute Respiratory Syndrome (“SARS”), as well as other indications such as treatment of septic shock. In addition, we have patents or patent applications directed to thymalfasin conjugates and the use of thymalfasin to stimulate the immune system in general.

We own patents directed to the composition of matter of SCV-07 and related products as well as their use as immunomodulators in general in the United States, China and a number of international markets, excluding Russia. These patents have expiring patent terms ranging from 2016 in the United States to 2018 outside of the United States. In addition, we own issued patents and have pending patent applications that are directed to SCV-07 therapy for the treatment of oral mucositis. The expiring patent terms for issued or to be issued patents are from 2028 to 2031. We have also filed for various applications pending in the United States and internationally that are directed to SCV-07 therapy for the treatment of a number of diseases, including the treatment of hepatitis C and various other infectious diseases. If issued, these patents should have expiring patent terms from 2025 to 2031.

With respect to our issued patents in the U.S. and Europe, we are also entitled to obtain a patent term extension to extend the patent expiration date. For example, in the US, we can apply for a patent term extension of up to 5 years for one of the patents covering ZADAXIN or SCV-07 once ZADAXIN or SCV-07 is approved by the Federal Drug Administration (“FDA”). The exact duration of the extension depends on the time we spend in clinical trials as well as getting a New Drug Application Approval from the FDA.

ZADAXIN in China

Granted Patents Relevant to Approved Indication (not yet expired or abandoned)	Approved Indication	Year of Expiration
ZL 93120725 [China]	Chronic Hepatitis B	2013
ZL 99811382.4 [China]	Chronic Hepatitis B	2019

SCV-07 in Europe, U.S. and China

Granted Patents Relevant to Compositions or Indications Currently in Clinical trial in the U.S.	Year of Expiration
5,744,452 [U.S.]	2016
5,916,878 [U.S.]	2016
7,906,486 [U.S.]	2028
1042286 [E.P.]	2018
ZL 98813799.2 [China]	2018

Pending Applications Relevant to Compositions or Indications Currently in Clinical trial in the U.S.	Year of Expiration
13/013,340 [U.S.]	2028
61/319,050 [U.S.]	2031
61/366,655 [U.S.]	2031
61/386,442 [U.S.]	2031
61/418/830 [U.S.]	2031
200880011935.2 [China]	2028
08725404.1 [E.P.]	2028

Proprietary Rights

In addition to patent protection, we intend to use other means to protect our proprietary rights. We may pursue marketing exclusivity periods that are available under regulatory provisions in certain countries including the United States, Europe, Japan, and China. For example, if we are the first to obtain market approval of a product, e.g., thymalfasin or SCV-07 in the United States, we would expect to receive at least 5 years of market exclusivity.

Furthermore, orphan drug exclusivity has been or may be sought where available. Such exclusivity has a term of 7 years in the United States and 10 years in Europe. We have obtained orphan drug designation for thymalfasin for the treatment of malignant melanoma and chronic hepatitis B in the United States and for the treatment of hepatocellular carcinoma in the United States and in Europe. Orphan drug protection has been or may be sought where available if such protection also grants seven years of market exclusivity. We have filed trademark applications worldwide for ZADAXIN and other trademarks that appear on our commercial packaging and promotional literature. Copyrights for the commercial packaging may prevent counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. Brand and trademark protection are particularly important to us in China. We are implementing anti-counterfeiting measures on commercial packaging and we are registering the packaging with customs departments in countries where such procedures exist. We rely upon trade secrets, which we seek to protect in part by entering into confidentiality agreements with our employees, consultants, corporate partners, suppliers, and licensees.

MANUFACTURING

ZADAXIN is manufactured for us in Europe and the U.S. by third parties under exclusive contract manufacturing and supply agreements. We closely monitor production runs of ZADAXIN and conduct our own quality assurance audit programs. We believe the manufacturing facilities of our contract suppliers are in compliance with the FDA’s current Good Manufacturing Practices (“GMP”), and European equivalents of such standards. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the SFDA, the Chinese regulatory agency, and we must obtain an Imported Drug License from the SFDA permitting the importation of ZADAXIN into China. The license must be renewed every five years, and our next renewal will be required in 2013. If we change manufacturers, these changes must 1) be approved by AIFA in Italy and 2) be accepted by the SFDA, and we must obtain a new Imported Drug License from the SFDA.

In the event of the termination of an agreement with any single supplier, we believe that we would be able to enter into arrangements with other suppliers with similar terms. We do not intend at this time to acquire or establish our own dedicated manufacturing facilities for any of our products. We believe that our current manufacturing partners for ZADAXIN have enough manufacturing capacity to meet potential market demand. We also believe that our current manufacturing partners in the U.S. and Europe for our other drug candidates will be able to meet our clinical trial needs.

COMPETITION

Our competition for sales of ZADAXIN in China is primarily from generic drug manufacturers located in China who sell their product at lower prices. We compete with them based upon our reputation as a provider of a high quality product, including the fact that our product is produced at European GMP facilities.

Our competitors for future products include pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, that are actively engaged in research and development or marketing of products in the therapeutic areas we are pursuing. Currently, competitors are marketing drugs for HBV, HCV and cancer, or have products in clinical trials. We believe that the principal competitive factors in this industry for a marketed drug include the efficacy, safety, price, therapeutic regimen, manufacturing, quality assurance and associated patents and the capabilities of its marketer.

In addition, most of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than us. Most of them also have extensive experience in undertaking the preclinical and clinical testing and in obtaining the regulatory approvals necessary to market drugs. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated with our competitors.

We believe continuing advancements in and increasing awareness of the use of therapeutics which boost the immune system to fight cancer and infectious diseases may create new competitors.

For the treatment of HBV, current therapies being marketed by competitors include interferon alpha, in standard and pegylated forms, nucleoside analogues such as lamivudine, nucleotide analogue adefovir, and nucleoside analogue, entecavir. In addition to these products, in our largest market, China, ZADAXIN faces competition from other synthetic and generic biological extracts, which are locally manufactured and significantly lower priced.

Future clinical trials may or may not show ZADAXIN, SCV-07, DC Bead, or ondansetron RapidFilm, to have advantages or value over such existing or future competitive products.

RESEARCH AND DEVELOPMENT

A substantial portion of our operating expenses to date are related to research and development (“R&D”). R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. A substantial portion of our development expense is third party cost relating to the conduct of clinical trials. R&D expenses were $12.4 million, $16.5 million and $22.9 million, for the years ended December 31, 2010, 2009, and 2008, respectively. Our research and development strategy is focused on driving cost-efficient phase 1 and 2 development of promising compounds while seeking development partners for more costly phase 3 trials. Licensed technology as well as products developed by outside parties are an additional source of potential products.

EMPLOYEES

As of December 31, 2010, we had 261 employees: 34 in the United States, 216 in China, and 11 in other countries. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and ZADAXIN commercialization activities. We plan to leverage our key personnel by continuing to make extensive use of clinical research organizations, contract laboratories, development consultants and collaborations with pharmaceutical companies to develop and market our products.

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States, China and other foreign countries is a significant factor in the manufacturing and marketing of our products, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to our products. Our products in clinical development in the United States, China and other foreign countries are subject to approval by the FDA, the SFDA and similar regulatory authorities. Manufacturing establishments are subject to inspections by regulatory authorities at the federal, state and local level and must comply with current GMP as established in various jurisdictions. In complying with GMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality assurance to ensure ongoing full technical compliance. As we do not manufacture our products, we depend on third parties to meet requisite GMP standards.

China

In China, the pharmaceutical industry is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including approval, pricing, re-imbursement, production, licensing and certification requirements and procedures, periodic renewal and reassessment processes, registration of new drugs and environmental protection.

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

The Ministry of Health (“MOH”) is an authority at the ministerial level under the State Council and is primarily responsible for national public health in China and has administrative responsibility for the SFDA. The MOH performs a variety of tasks in relation to the health industry such as establishing social medical institutes, promulgating national regulations, and producing professional codes of ethics for public medical personnel. The MOH is also responsible for international issues, such as that pertinent to foreign companies and governments.

Drug Administration Laws and Regulations

The China Drug Administration Law and related regulations provide the legal framework for the establishment of pharmaceutical manufacturing enterprises, pharmaceutical trading enterprises and for the administration of pharmaceutical products including the development and manufacturing of new drugs, the import of pharmaceuticals, and the regulation of packaging, trademarking and advertising of pharmaceutical products in China.

Permits and Licenses for Importation, Manufacturing and Registration of Drugs

Imported Drug License. Our strategy in China to date has been to seek approval for the import into China of drugs approved in other markets. We must obtain an Imported Drug License from the SFDA to import a pharmaceutical product into China.

To qualify to receive an Imported Drug License from the SFDA, each manufacturing establishment must be registered with the FDA or European (“EMEA”) regulatory authorities where the product is registered for sale and listed on the Certificate of Pharmaceutical Product (“CPP” or Country of Origin Approval). In general, the SFDA also requires that an imported drug must also have country of origin approval for the same indication that an Imported Drug License is applied for.

As a result, in order to obtain and maintain an Imported Drug License in China, we or our partners must also meet the regulatory requirements for the country of origin of the pharmaceutical products we import, or are seeking to import, into China.

The process for applying for and obtaining an Imported Drug License can be protracted and uncertain. In addition to the submission of clinical data from trials outside China, the SFDA may require additional clinical data, including studies in China, and it may conduct its own inspection and testing of manufacturing facilities and of finished product. An Imported Drug License needs to be renewed every five years. Further, if the manufacturer of the pharmaceutical product changes, an additional approval is required from the SFDA, and approval will also have to be obtained in the country from which the product is imported.

For ZADAXIN, the CPP is in Italy, and was issued by the AIFA and the named manufacturer is Patheon Italia S.p.A. We and our partners need to maintain these approvals.

China requires that products with an Imported Drug License be imported through approved importing agents. At each port of entry, prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality control requirements.

GMP Certificates. Our current products and our clinical candidates in China are all manufactured outside China and are subject to GMP standards in the country in which they are manufactured. Our manufacturers are subject to site inspections by the regulatory authorities in the jurisdictions in which they are located. The issuance and renewal of an Imported Drug License is dependent, among other things, upon maintaining manufacturing standards that comply with the GMP standards of a widely recognized regulatory authority, such as the FDA or EMEA.

If we were to manufacture product in China, or obtain product from Chinese contract manufacturers, such manufacture would be subject to similar GMP standards established in China and administered by local authorities.

Distribution of Pharmaceutical Products

According to the China Drug Administration Law and related regulations a manufacturer of pharmaceutical products in China can only engage in the trading of the pharmaceutical products that the manufacturer has produced itself. In addition, such manufacturer can only sell its products to:

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

Price Control and Competitive Bidding

The administration of price control over pharmaceutical products is vested in the national and provincial price administration authorities. Depending on the categories of pharmaceutical products in question, the prices of pharmaceutical products listed in the State Basic Medical Insurance and Work Injury Insurance Drug Catalogue, drugs with patents and other drugs whose production or trading may constitute monopolies are subject to the control of the National Development and Reform Commission (“NDRC”) of China and the relevant provincial or local price administration authorities. For pharmaceutical products manufactured or imported into China, the national price administration authority from time to time publishes price control lists specifying pricing ceilings for specific pharmaceuticals. The Ministry of Labor (“MOL”) and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the Catalogue for the national medical insurance program, and under which category a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A national medical insurance program participant can be reimbursed for the full cost of a Category A medicine and 60 to 90% of the cost of a Category B medicine. In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursed Drug List (“NRDL”). The main purpose of the NDRC and the NRDL price control policy is to establish new maximum allowable prices for listed pharmaceutical products, which in many cases will be below previously established prices, thus lowering the prices for many approved pharmaceutical products. The provincial price administration authorities also publish price control lists for pharmaceutical products. Pursuant to the NDRC and Measures for Medicine Pricing by the Government, the price ceiling is determined whether drugs are deemed essential drugs and included on the National Essential Drug List (“NEDL”) or non-essential drugs, which could be included in the NRDL and subject to price control and include reference to the quality of the product, whether the products are newly developed products, whether the products have patent protection in China, and the status of implementing the GMP Guidelines by the manufacturer of the relevant product.

The prices of pharmaceutical products included in the price control lists are subject to adjustment upon approval by the price administration authorities from time to time. Pharmaceutical enterprises in China are required to submit cost related information such as raw material prices regularly to the relevant authorities so that the authorities may take into account the prevailing market conditions when setting the prices. The price administration authorities may approve adjustments to the price of pharmaceutical products upon the pharmaceutical manufacturer’s request if material changes in the cost structure in producing the pharmaceutical products or significant changes in demand for these pharmaceutical products are recognized.

In each province where we market our products, distributors participate in a government-sponsored competitive bidding process every year or every few years for procurement by state-owned hospitals of a medicine included in the provincial medicine catalogs. A government-appointed committee reviews bids submitted by pharmaceutical companies and selects one or more medicines for treatment of a particular medical condition. The selection is based on a number of factors, including whether the product is on the NEDL or the NRDL, bid price, quality and manufacturer’s reputation and service. The bid price of the selected medicine will become the price required for purchases of that medicine by all state-owned hospitals in the relevant province or local district.

Health Insurance System

The MOL and Social Security are responsible for the reform of the medical insurance system. As part of the reform of the state basic medical insurance system for employees in the urban areas, the MOL and Social Security, the MOH, the SFDA and various other governmental departments jointly issued the State Basic Medical Insurance and Work Injury Insurance Drug Catalogue, as amended, or Catalogue, with a view to enhancing the management of the use of drugs under the medical insurance system. The drugs listed in the Catalogue are covered by the national medical insurance program.

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

Prescription Regulations

As announced by MOH, the Prescription Administrative Measures, regulating prescription of drugs, took effect on May 1, 2007, which stipulates that doctors may only use the generic names of drugs in their prescriptions instead of brand names and that medical institutions offer patients the same type of drug from no more than two separate pharmaceutical companies. The purpose of this legislation is to minimize the practice of doctors receiving kickbacks from pharmaceutical companies for prescribing higher priced, or even unneeded, drugs to patients.

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

AGREEMENTS WITH THIRD PARTIES

Sigma-Tau Agreement. Our collaboration with Sigma-Tau Finanziaria S.p.A. (“Sigma-Tau”) is governed by an agreement entered into in 2000 with a term expiring in March 2012 unless renewed, as well as by amendments to the agreement regarding particular development efforts. Under the agreement, we licensed to Sigma-Tau exclusive ZADAXIN development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. In addition, the agreement governed our joint collaboration on the development of thymalfasin in certain indications, and for the sharing of intellectual property in our respective territories. The agreement also provides that if Sigma-Tau sells ZADAXIN in the licensed territory, it will purchase the product from us at a specified price, subject to certain adjustments. We do not currently anticipate that Sigma-Tau will sell any ZADAXIN other than nominal amounts in Italy.

There are no on-going development or reimbursement obligations under the agreement, and there are no milestones or similar terms currently in effect. However, we continue to cooperate with Sigma-Tau on exploring the development of thymalfasin in other indications, including as a vaccine adjuvant, and in aspergillosis.

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

Applied Pharma Research s.a. Agreement. In July 2009 we entered into a licensing and distribution arrangement with Applied Pharma Research s.a. (“APR”) for ondansetron RapidFilmTM and paid an upfront fee of $1 million. The agreement grants us exclusive marketing rights in China including Hong Kong and Macau, and Vietnam. If product approval is obtained in China, we would purchase product from APR at a price specified in the agreement for sale in our territory. In addition to the purchase price of the product, the agreement provides for additional payments by us to APR upon achievement of first product approval and of specified sales levels.

SCV-07 Agreement. In December 2010, we entered into an assignment and purchase of intellectual property rights to purchase the rights, titles and interest in and to the worldwide (except as to Russia) technology and patent rights for SCV-07 for an initial fee of $125,000 and a milestone payment of $1,750,000 due upon our receiving government approval to commercially market and sell SCV-07 product in specified territories.

THIRD-PARTY REIMBURSEMENT

Our ability to successfully commercialize our products may depend in part on the extent to which coverage and reimbursement to patients for our products will be available from government health care programs, private health insurers and other third-party payors or organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN. In most of the markets in which we are currently approved to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is not yet widely available, and in many of these countries government resources and per capita income may be so low that our products will be prohibitively expensive. We believe that many of the sales of ZADAXIN in China are made with some third party reimbursement. We anticipate reimbursement to be approved when a new price is approved for ZADAXIN. In the United States, Europe and Japan, proposed health care reforms could limit the amount of governmental or third-party reimbursement available for our products should they be approved for sale in these markets. Various governments and third-party payors are trying to contain or reduce the costs of health care through various means. We believe that there will continue to be legislative efforts and proposals to implement such government controls.

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

We have a history of operating losses and an accumulated deficit. Although we reported net income of $21.1 million and $11.9 million for the years ended December 31, 2010 and 2009, respectively, we have experienced significant operating losses in the past, and as of December 31, 2010, we had an accumulated deficit of approximately $143.8 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

•

government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the United States and other foreign countries, including the effect of any change in the governmentally permitted maximum listed price for ZADAXIN (“thymosin alpha 1 or thymalfasin”);

•	actual or anticipated fluctuations in our quarterly operating results;

•	progress and results of clinical trials;

•	progress of thymalfasin and SCV-07 through the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes;

•	finding a partner for late-stage trials of our clinical development candidates;

•

progress of DC Bead® and ondansetron RapidFilm® through required clinical studies and the regulatory process, especially regulatory actions and the adequacy of clinical data and documentation for regulatory purposes in China including Hong Kong and Macau, and Vietnam;

•	timing and achievement of our corporate milestones;

•	changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic and political conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

Our revenue is dependent on our sale of ZADAXIN in China, and if we experience difficulties in our foreign sales efforts, our operating results and financial condition will be harmed.

Our product revenue is highly dependent on the sale of ZADAXIN in China. If we experience difficulties in our foreign sales efforts in China, our business will suffer and our operating results and financial condition will be harmed. For the years ended December 31, 2010, 2009 and 2008, approximately 96%, 96% and 94%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the decisions of the National Development and Reform Commission (“NDRC”) pricing reform anticipated to be made in 2011.

In China, ZADAXIN is approved for the treatment of hepatitis B virus (“HBV”) and as a vaccine adjuvant. We face competition from pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and for other indications where we believe ZADAXIN may be used on an off-label basis. In addition, several local companies are selling lower-priced, locally manufactured generic thymalfasin, which is a competitive product and is selling in substantial and increasing quantities. While generic products outsell ZADAXIN in unit volumes, we have been able to maintain a pricing advantage through the reputation of our imported, branded product. We believe such competition to continue with added new local manufacturers of generic thymalfasin and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license or acquire other pharmaceutical products for marketing in China and other markets may be unsuccessful or even if successful may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursed Drug List (“NRDL”) and pricing for ZADAXIN on the NRDL is still being reviewed by the authorities. The price for pharmaceutical products is regulated in China both at the national and at the provincial level. These regulations, as well as regulation of the importation of pharmaceutical products may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline. The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been significantly lower than our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The process and timing for any price restrictions is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses. We are working on these regulatory processes as well as on potential changes in our business model depending on potential outcomes. We believe we will be able to successfully manage our business in China through this process, however maximum prices could be set at some time in the future which could adversely affect our results or require substantial changes in our business model which may be difficult to implement.

Importers and distributors of ZADAXIN avail themselves of funds in China from banks to purchase, hold and distribute ZADAXIN. Substantial increases in restrictions on fund availability and/or increases in borrowing costs could limit the ability of our importers and distributors to finance their import and distribution process.

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2013. Although we were successful in obtaining a renewal in 2008, there is no assurance that we will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN to China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the State Food and Drug Administration of China (“SFDA”), the Chinese equivalent to the United States Food and Drug Administration (“FDA”), and we must obtain an Imported Drug License from the SFDA permitting the importation of ZADAXIN into China. The license must be renewed every five years, and if we change manufacturers, these changes must 1) be approved by the AIFA in Italy and 2) be accepted by the SFDA. When we change manufacturers we must obtain a new approval. The SFDA, the FDA, AIFA and other regulatory agencies may, and have, changed their internal administrative rules in ways that may delay or complicate the regulatory process. Those changes are not always disclosed or known to us and we may experience unexpected delays or additional costs as a result of such changes.

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

Our operations throughout the world including China are potentially subject to the laws and regulations of the United States including the Foreign Corrupt Practices Act (“FCPA”), in addition to the laws and regulations of the local countries. Regulation in China of the activities in the pharmaceutical industry has increased and may continue to undergo significant and unanticipated changes. A number of companies have faced significant expenses or fines as a result of the increasing regulation of, and enforcement activity regarding, the pharmaceutical industry.

The Chinese government has been engaged in an extensive economic stimulus program in China over the past year. We believe that the Chinese government is reducing these stimulus programs. We believe these programs have had broad effects across the Chinese economy, and the reduction or withdrawal of these programs could adversely affect spending in numerous ways, including reduction of spending on pharmaceutical products including ZADAXIN.

We face risks related to the potential outcomes of the SEC investigation regarding FCPA compliance and other matters and DOJ investigation regarding the FCPA and our own investigation into such matters, including potential penalties, substantial expenses and the use of significant management time and attention, and changes in our marketing and sales practices that could affect our ability to generate revenue, any of which could adversely affect our business.

In August 2010, we received notices of investigations by U.S. government agencies that relate to our operations in China including compliance with the FCPA and we subsequently initiated an internal investigation regarding these matters. In connection with the formal, non public SEC investigation, the SEC issued a subpoena to us requesting documents regarding a range of matters including but not limited to documents relating to potential payments or transfer of anything of value to regulators and government-owned entities in China; documents relating to bids or contracts with state or government-owned entities in China; documents relating to intermediary or local agent of the Company in China; documents regarding the Company’s ethics and anti-corruption policies, training, and audits; and documents relating to certain Company financial and other disclosures made by the Company. The DOJ is currently conducting an investigation of us in connection with compliance with the FCPA, as to which they have advised us that the DOJ has information about the Company’s practices suggesting possible violations. We have been cooperating with, and will continue to cooperate with, the investigations by and inquiries from the SEC and DOJ. In response to these matters, our board of directors has appointed a special committee of independent directors to oversee our response to the government inquiry. Based on an initial review, the special committee is conducting an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred. We are unable to predict what consequences, if any, that any investigation by any regulatory agency or by our special committee may have on us. These and any other regulatory investigations and our cooperation with them will result in substantial legal and accounting expenses, and could divert management’s attention from other business concerns and harm our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we may take, if any, as a result of such investigations, may adversely affect our business in China. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we could incur additional expenses related to fines, or to remediative measures including if we determine that our compliance programs, internal controls or disclosure controls are not effective. The period of time necessary to resolve our independent investigation, and the investigation by the DOJ and the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

We are taking actions to improve our practices and policies regarding compliance with law, and have identified a material weakness in our internal control over financial reporting relating to our implementation of our policy on compliance with laws.

We have consistently maintained a policy that our employees comply with all applicable laws. However, in the course of evaluating our existing training, policies and internal controls over financial reporting and expense approval and expense reimbursement practices, and of the matters brought to the attention of management by the special committee, we determined that our guidelines, employee training and expense approval practices and our internal controls with respect to certain matters, including the payment for, or reimbursement of, third party gifts, travel expenses, honoraria and sponsorship of certain third party events required improvements in order to provide reasonable assurance that our policy on compliance with applicable laws was effective. In addition, management determined that we had a material weakness in our internal control over financial reporting as of December 31, 2010 relating to our implementation of our policy on compliance with laws.

During the first quarter of fiscal 2011, we initiated or commenced various remediation efforts to provide reasonable assurance of our implementation of our policy on compliance with laws, including the FCPA and other anti-bribery laws as described in “Management’s Annual Report on, and Changes in, Internal Control over Financial Reporting”. As a result of adopting new practices, guidelines and other measures, certain of our sales and marketing practices will change. In particular these actions will impose restrictions and limitations on certain expenses including payments for, or reimbursement of, third-party gifts, travel expenses, honoraria and sponsorships of medical, scientific or other third party events. Our efforts to implement these changes will require substantial effort and expense, and changes in types or amount of expenses we’ll pay or reimburse could adversely affect our ability to generate revenue.

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

Certain of our officers and directors have been named as nominal defendants in three derivative lawsuits purportedly filed on behalf of the Company. The lawsuits which have been consolidated into one action assert claims for breach of fiduciary duty, abuse of control, unjust enrichment and corporate waste based on alleged violations of the Foreign Corrupt Practices Act. We and certain of our officers have also been named as defendants in two purported class action lawsuits which alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to potential violations of the Foreign Corrupt Practices Act, our reported revenues, income and sales growth, and marketing and sales activities. Although the class action lawsuits have been dismissed, additional class action lawsuits could be filed. In addition, our board of directors has received a demand from a purported stockholder demanding that the board of directors take actions to remedy breaches of fiduciary duties by the directors and certain officers relating to alleged violations of the FCPA and securities laws. We cannot predict whether these or other lawsuits or demands are likely to result in any material recovery by, or expense to, SciClone. We believe we will continue to incur legal fees in responding to these lawsuits and to the demand. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuit is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

We are at risk of additional securities class action and derivative lawsuits.

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. We were sued recently after our announcement regarding SEC and DOJ investigations and we and certain of our officers and directors have been named as parties in purported stockholder class actions and derivative lawsuits. The class action lawsuits have been dismissed and we are continuing to litigate the derivative lawsuits. We may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigation, our own investigations related thereto or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. Such litigation could result in additional substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Competition in the pharmaceutical industry in China is intense, and we believe that competition will increase. Our success depends on our ability to compete in this industry, but we cannot assure you that we will be able to successfully compete with our competitors. Increased competitive pressure could lead to intensified price-based competition resulting in lower prices and margins, which would hurt our operating results. We cannot assure you that we will compete successfully against our competitors or that our competitors, or potential competitors, will not develop drugs or other treatments for our targeted indications that will be superior to ours.

We depend on sales to China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China. Changes in China’s political, social, regulatory and economic environment may affect our financial performance.

A large majority of our sales are to China. Heightened tensions resulting from the current geopolitical conditions in the Middle East, North Korea and elsewhere could worsen, causing disruptions in foreign trade, which would harm our sales. In particular, our commercial product is manufactured in Europe and distributed by us from our operations in Hong Kong. Any disruption of our supply and distribution activities due to geopolitical conditions could decrease our sales and harm our operating results.

With respect to China, our financial performance may be affected by changes in China’s political, social, regulatory and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting foreign companies, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business in China. Any imposition of surcharges or any increase in Chinese tax rates could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to market our products in China.

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next.

China uses a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, our sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on a limited number of importers, in any given quarter, to supply most of our product in China. The Chinese government has been encouraging a consolidation of the government-licensed importing agents and in recent months Sinopharm Group Co. Limited acquired a majority interest in two of our large importers in China. Because we use a small number of importing agents in China, our receivables from any one importing agent are material, and if we were unable to collect receivables from any importer, our business and cash-flow would be adversely affected. These importers are not obligated to place purchase orders for our product, and if they determined for any reason not to place purchase orders, we would need to seek alternative licensed importers, which could cause short term fluctuations in our business.

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

Most of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the renminbi in a narrow currency trading band that may or may not fluctuate based upon government policy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the renminbi exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the United States dollar and U.S. interest rates. A trend to a stronger U.S. dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

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

While we have sales of ZADAXIN in certain markets, regulatory approval does not exist at this time for ZADAXIN in other key markets. In 2006, we acquired the rights to distribute DC Bead in China, but we must receive regulatory approval before we can commercialize this product. We previously believed that regulatory approval for DC Bead in China would be forthcoming in 2009. However, the SFDA required us to conduct a local trial in China to supplement data already obtained from a previous DC Bead study. This study is underway and if the trial results are positive, we believe we may receive regulatory approval for DC Bead in late 2011, although timing may be delayed if there are additional requirements requested by the SFDA. Our other potential products presently are SCV-07 and ondansetron RapidFilm and each of them is in an earlier stage of development than ZADAXIN. Clinical trials outcomes are uncertain. For example, in October 2009, we halted our phase 2 trial of RP101 and we have no plans to proceed with further development of RP101 at this time. We may consider and undertake various strategies to expand our portfolio of potential products, including acquiring product candidate rights through licenses or other relationships, or through other strategic relationships including acquisitions of other companies that may have proprietary rights to other development candidates or the capability to discover new drug candidates. Such transactions could require a substantial amount of our financial resources, or, if equity is involved, may result in substantial dilution to current stockholders. Strategic transactions also require substantial management time and effort and are subject to various risks that could adversely affect us or our financial results.

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

Our ability to sustain operating profitability depends in part on our ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for ZADAXIN and other drug candidates.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated side effects and/or drug interactions that may significantly decrease the likelihood of regulatory approval. In December 2010, we announced topline results from our phase 2b clinical trial of SCV-07 for treatment of chronic hepatitis C. Although the data showed an interesting biological signal, due to the rapidly changing landscape of effective treatments which increase the complexity and risks of developing drugs for chronic HCV, we decided not to continue development in this indication. In October 2009, we announced the discontinuation of our phase 2 clinical trial evaluating RP101, a nucleoside analog known as BVdU, for the treatment of late-stage pancreatic cancer. This decision followed the recommendation of the trial’s Data Safety Monitoring Committee (“DSMC”) based upon the data reviewed and we have no plans to proceed with further development of RP101 at this time. In addition, on November 5, 2008, we announced the top-line results from a large, randomized, phase 3 clinical trial evaluating thymalfasin in combination with pegylated interferon alpha-2a (“peg-IFN-2a”) and ribavirin (“RBV”) as a treatment for patients with hepatitis C virus (“HCV”) who have not responded to prior therapy consisting of peg-IFN and RBV alone (current standard of care). The thymalfasin treated group did not achieve statistical significance for the primary end point of sustained virological response (“SVR”) as assessed in the primary analysis population, i.e. the intent-to-treat population. In the prospectively defined secondary population of patients who completed the full course of 48 weeks of treatment with thymalfasin in addition to peg-IFN-2a and RBV (“Completer Population”), the primary endpoint was achieved with statistical significance. These results did not meet our expectations based upon prior clinical trials. Similarly, the results of our thymalfasin phase 2 melanoma clinical trial do not necessarily predict future clinical or commercial success. Finally, the results of studies in DC Bead, ondansetron RapidFilm, SCV-07, including a phase 2a for oral mucositis, do not predict clinical or commercial success.

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

If we do not maintain regulatory approval for thymalfasin or obtain regulatory approval for SCV-07, ondansetron RapidFilm or DC Bead for the intended indications that we are evaluating, our revenues will be limited and our operating results may be materially affected.

Our ability to execute on our business strategy is largely dependent on our ability to maintain regulatory approval for the use of thymalfasin, and obtain regulatory approval for the use of SCV-07 in major markets, excluding Russia, for the use of ondansetron RapidFilm in China including Hong Kong and Macau, and Vietnam, and for the use of DC Bead in China. The regulatory approval processes in the United States, Europe and China are demanding and typically require 12 months or more in the United States and China and 18 months or more in Europe from the date of submission of an NDA. We have committed significant resources, including capital and time, to develop these products, and intend to continue to do so, including the initiation and execution of additional clinical trials, with the goal of obtaining such approvals. If we do not obtain these approvals, we will be unable to achieve any revenue from these products in these major markets and our thymalfasin sales in other jurisdictions could decline.

We believed that regulatory approval for DC Bead would be forthcoming in 2009. However, the SFDA required us to conduct a local trial in China to supplement data already obtained from a previous DC Bead study. The study is underway and if the trial results are positive, we believe we may receive regulatory approval for DC Bead in late 2011. However, we cannot give assurance that such submission will be approved by the regulatory authorities. If additional clinical trials in China are required as part of the regulatory process, the regulatory submission for marketing approval could be delayed for a considerable period of time, and there can be no assurance that the results of clinical trials would support a regulatory submission or that the regulatory authorities would approve the product to be commercialized and sold in China. To the extent that additional information or clinical trials are required by the regulatory authorities, or we do not receive regulatory approval in China, our future sales potential in China could be harmed.

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

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. If we experience a problem with the manufacturer or our suppliers our sales may suffer. During 2006, we experienced failures and lower yields on production runs from our sole supplier of bulk API product for the manufacture of ZADAXIN for our current markets, including

China. During 2009, we experienced quality-control problems with a component of our ZADAXIN kit. During 2010, we experienced difficulties validating upgrades to equipment with one of our API manufacturers. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of ZADAXIN in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced.

The process of registering new suppliers for ZADAXIN with regulatory agencies in markets where thymalfasin is approved for sale, including China quality assurance and other steps could cause delays or interruptions of supply in certain other markets. In some countries, a manufacturing change may require additional regulatory approvals that may delay thymalfasin marketing approvals in new markets. In addition, if sales of ZADAXIN were to increase dramatically, our third-party suppliers may not be able to supply ZADAXIN either quickly enough or at a commercially reasonable cost, which could limit our ability to satisfy increased demand or could adversely affect the ability of these suppliers to provide products for our clinical trials. If any of our suppliers are unable to match our need for supply, either because of product defects, inability to increase supply in the face of increased demand, or maintain financially viable businesses, our ability to affect our sales and protect our brand reputation would be materially impaired, thereby materially and adversely affecting our sales and results of operations. From time-to-time, we have to apply for approval from SFDA for a revised Import Drug List due to changes to the ZADAXIN packaging, label and registration resulting from the additions or replacement of primary and secondary manufacturers and suppliers which could cause delays or interruptions in the supply of ZADAXIN.

We also rely on third parties, who are subject to regulatory oversight, to supply drug product for our clinical trials. For example, Biocompatibles is the sole supplier of DC Bead, Applied Pharma Research S.A. (“APR”) is the sole supplier of ondansetron RapidFilm, and Solvay Peptides S.A. is our sole supplier of SCV-07. Any unanticipated deficiencies in these suppliers, or the suppliers of our raw materials, and/or recall of the manufacturing lots or similar action regarding the pegylated interferon alpha or ribavirin used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these suppliers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products and impair our competitive position.

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

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Sigma-Tau is responsible for the development and marketing of ZADAXIN in most of Europe. Biocompatibles is providing SciClone with product samples and the necessary supporting documents to obtain regulatory approval in China for DC Bead, APR’s manufacturing partner Labtec GmbH is providing SciClone with the product samples, and APR is providing SciClone with the necessary supporting documents to obtain regulatory approval in China including Hong Kong and Macau, and Vietnam for ondansetron RapidFilm. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and some have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

If we are unable to retain our key personnel, or are unable to attract and retain additional, highly skilled and experienced personnel, including the ability to expand our sales staff, our business will suffer.

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

Depending upon the results of the investigation into matters including compliance with the FCPA we could determine to undertake corrective measures which could have adverse effects on our business, including the loss of personnel, and changes in marketing, sales and educational practices or programs. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

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

Pharmaceutical products are either not patentable or have only recently become patentable in some of the countries in which we market or may market thymalfasin. We do not have composition patent claims directed to the same form of thymalfasin currently marketed in China, our largest market, although we do have other type of patent claims, pending or issued, directed to other aspects of thymalfasin therapy. Other companies market generic thymalfasin in China, sometimes in violation of our patent, trademark or other rights which, to date, we have defended by informing physicians and hospitals of the practice. Past enforcement of intellectual property rights in many of these countries, including China in particular, has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

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

In May 2009, we filed a Form S-3 Shelf registration with the SEC which was later declared effective by the SEC and will allow us to sell securities in one or more offerings. Future issuances of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock or sell equity in a subsidiary, the percentage ownership of our present stockholders of the respective entities will be reduced and the price of our common stock may fall.

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

In addition, financial instruments may subject us to a concentration of credit risk. Most of our cash, and cash equivalents are held by a limited number of financial institutions including all of our term deposits held by financial institutions in Hong Kong and offshore. Such term deposits do not exceed federally insured limits and to date, we have not experienced any losses on our deposits of cash and cash equivalents. However, if any of these instruments permanently lost value or had their liquidity impaired, it would also have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

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

We have material weaknesses in our internal control over financial reporting and if we are not able to remediate these weaknesses, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a United States-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of United States law which frequently differ in certain aspects. Our management has determined that as of December 31, 2010, we had two material weaknesses in our internal control over financial reporting that have not been remediated. The material weaknesses relate to our controls over (i) our implementation of our policy on compliance with laws and (ii) our accounting for income taxes, as discussed in Item 9A of this report. In addition, we determined that our disclosure controls were not working effectively as of December 31, 2010. Although we are taking steps to remediate these material weaknesses, there can be no assurance that we will be successful in this regard. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, including with respect to our clinical research expenses, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

Currently a majority of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. The United States government may propose initiatives that would substantially reduce our ability to defer U.S. taxes including: repealing deferral of U.S. taxation of foreign earnings, eliminating utilization or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into legislation, they could increase our U.S. income tax liability and as a result have a negative impact on our financial position and results of operations.

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

We currently lease approximately 22,000 square feet of office space for our corporate headquarters in Foster City, California and lease approximately 12,000 square feet of office space in Beijing, Hong Kong, Shanghai, Singapore, Guangzhou, and Vietnam. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings

In August 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers as defendants. In September 2010, a second purported securities class action lawsuit was filed in the same court. The lawsuits alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to potential violations of the Foreign Corrupt Practices Act, our reported revenues, income and sales growth, and marketing and sales activities. Plaintiffs sought damages, an award of their costs and attorney’s fees, and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 11, 2009 and August 10, 2010.

On October 27, 2010, the securities class action lawsuits were consolidated under the caption In re SciClone Pharmaceuticals, Inc. Securities Litigation, Case No. CV 10-03584-JW, and the court appointed lead plaintiffs. Plaintiffs were ordered by the court to file an amended consolidated complaint on or before November 29, 2010. On November 24, 2010, before filing an amended complaint, the parties stipulated to the voluntary dismissal of the case without prejudice. Plaintiffs may re-file the complaint at a later date.

In September 2010, three derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of San Mateo naming certain of our officers and directors as defendants. The lawsuits assert claims for breach of fiduciary duty, abuse of control, unjust enrichment and corporate waste based on alleged violations of the Foreign Corrupt Practices Act. Plaintiffs seek damages, restitution and injunctive and/or equitable relief purportedly on behalf of the Company, and an award of their costs and attorney’s fees. On January 13, 2011, the derivative lawsuits were consolidated into a single action under the caption In re SciClone Pharmaceuticals, Inc. Shareholder Derivative Litigation, Case No. CIV 499030, and the court appointed lead plaintiffs’ counsel. The court ordered plaintiffs to file a consolidated complaint on or before March 18, 2011. On February 28, 2011, the parties agreed to a temporary stay of the consolidated action until and including April 15, 2011, subject to further applications of the parties to extend the stay, pending completion of the Company’s internal investigation.

While Company management believes that we have meritorious defenses and intend to defend these lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain. We could be forced to expend significant resources in the defense of this lawsuit and we may not prevail.

On November 3, 2010, the board of directors received a letter from a purported stockholder demanding that the board of directors take actions to remedy alleged breaches of fiduciary duties by the directors and certain officers relating to alleged violations of the FCPA and other securities laws. The board responded to the demand letter and informed the shareholder that the board would consider the demand after its internal investigation is completed.

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

	Price Range Common Stock
	High	Low
2010
4th quarter	$4.34	$2.55
3rd quarter	3.67	2.08
2nd quarter	4.50	2.65
1st quarter	4.30	2.35
2009
4th quarter	$4.41	$2.09
3rd quarter	5.33	2.50
2nd quarter	2.77	1.21
1st quarter	1.41	0.75

Stockholders

As of March 11, 2011, there were approximately 348 holders of record of our common stock and 48,040,125 shares of common stock issued and outstanding.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2010, 2009, and 2008 and currently intend to retain any future earnings for use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part III, Item 12 of this Form 10-K.

Performance Graph

The following line graph compares the annual percentage change in (i) the cumulative total stockholder return on the Company’s Common Stock since December 31, 2005, with (ii) the cumulative total return on (a) The NASDAQ Composite Index and (b) the NASDAQ Biotechnology Index. The comparison assumes (i) an investment of $100 on December 31, 2005 in each of the foregoing indices and (ii) reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected balance sheets data at December 31, 2010 and 2009 and the selected statement of operations data for each year ended December 31, 2010, 2009, and 2008 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheets data at December 31, 2008, 2007, and 2006 and the statements of operations for each year ended December 31, 2007 and 2006 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	(in thousands, except per share data)
	2010	2009	2008	2007	2006
Statement of Operations data:
Product sales	$85,112	$72,411	$54,108	$37,038	$32,433
Contract revenue	—	—	5	20	229

Total revenues	85,112	72,411	54,113	37,058	32,662
Cost of product sales	12,691	11,960	10,299	7,088	7,235

Gross margin	72,421	60,451	43,814	29,970	25,427

Operating expenses:
Research and development	12,415	16,531	22,857	16,552	13,399
Sales and marketing	22,006	18,805	16,853	13,575	11,223
General and administrative	15,606	12,521	12,538	11,139	9,729

Total operating expenses	50,027	47,857	52,248	41,266	34,351

Income (loss) from operations	22,394	12,594	(8,434)	(11,296)	(8,924)
Interest and investment income	105	153	608	1,629	1,764
Interest expense	(195)	(179)	(31)	(20)	(94)
Other income (expense), net	953	18	(16)	40	7,981

Income (loss) before provision for income tax	23,257	12,586	(7,873)	(9,647)	727
Provision for income tax	2,176	641	475	301	—

Net income (loss)	$21,081	$11,945	$(8,348)	$(9,948)	$727

Earnings (loss) per share:
Basic net income (loss) per share	$0.44	$0.26	$(0.18)	$(0.22)	$0.02
Diluted net income (loss) per share	$0.43	$0.25	$(0.18)	$(0.22)	$0.02

Weighted average shares used in computing:
Basic net income (loss) per share	47,624	46,574	46,212	46,100	45,901
Diluted net income (loss) per share	49,414	47,135	46,212	46,100	46,072

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet data:
Cash, cash equivalents, and short-term investments	$56,142	$31,333	$27,773	$35,209	$41,894
Accounts receivable	30,671	21,394	11,927	12,650	13,277
Inventories	7,078	10,149	6,056	5,579	3,232
Long-term investments	—	—	1,485	—	—
Restricted investments	380	486	457	72	698
Working capital	83,819	55,937	37,793	45,400	53,079
Total assets	97,807	66,900	51,905	58,659	62,584
Long-term borrowing on line of credit	2,500	—	—	—	—
Long-term liabilities	990	979	779	341	68
Total stockholders’ equity	82,188	57,393	40,903	47,259	54,634

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a revenue-generating, China-centric, specialty pharmaceutical company with a substantial international business and a product portfolio of novel therapies for cancer and infectious diseases. We are focused on continuing international sales growth, while containing clinical development and other costs.

Our international business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we believe we have built a solid reputation and established a strong brand through our many years of experience marketing ZADAXIN. We believe these strengths position us to benefit from expanding pharmaceutical markets in China and elsewhere. We believe China will rank second among global pharmaceutical markets by 2015, with projected annual growth rates of more than 20% annually over the next several years. We seek to grow our sales in the region while we leverage our strong balance sheet for mergers and acquisitions (“M&A”), in-licensing and product acquisitions.

ZADAXIN, our brand of thymalfasin or thymosin alpha 1, has regulatory approval in over 30 countries for the treatment of HBV, as a vaccine adjuvant, for the treatment of HCV, and certain cancers. All of our revenues are derived from sales of ZADAXIN, substantially most of which is sold to China. To continue to grow ZADAXIN sales to China, our sales force of over 200 people is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as smaller hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities which are the largest, and generally have the most affluent populations. In China, they are mainly located in the eastern portion of the nation.

As our approval in China is an Imported Drug License, all sales are made to licensed importers. Most of our sales are made to two such importers and in recent months, Sinopharm Group Co. Limited acquired a majority interest in these two large importers. To date, we have been able to maintain our gross margin in part due to relatively stable or even decreasing costs of sales, and in part due to maintaining a relatively stable sales price. We anticipate that gross margins will remain in the historical range, however prices in China are subject to regulation, and are currently under review by regulatory authorities, and if a substantial reduction in the sale price to hospitals occurred, our gross margins would be substantially reduced. We believe our current cash and investment position and the gross profit from our product sales provide the financial resources to execute on our strategy for continued growth in our international business and for development of our pipeline of late-stage product candidates.

We continue to look for M&A or in-licensing opportunities of late-stage or approved branded, well-differentiated products that are approved or have a clear regulatory pathway. To date, we have in-licensed two products that are part of this international commercial growth strategy, DC Bead® and ondansetron RapidFilm®. We are working towards regulatory approval in China for these in-licensed candidates.

DC Bead, an in-licensed product for which we have commercialization rights in China, is a novel treatment for advanced liver cancer and is currently approved in approximately 40 countries worldwide, including countries in the European Union (“EU”) and the U.S. We commenced a small local registration trial in 2010 which has completed enrollment of approximately 40 advanced liver cancer patients at several liver cancer treatment centers. The primary objective is safety and the secondary objective is efficacy, as measured by tumor response. We believe we may receive regulatory approval for DC Bead in late 2011.

Our second in-licensed product as part of this international commercial growth strategy is ondansetron RapidFilm. This product is an oral thin film formulation of ondansetron, a serotonin 5-HT3 receptor antagonist commonly used to treat and prevent nausea and vomiting caused by chemotherapy, radiotherapy and surgery. In March 2010, we announced that approval was granted for ondansetron RapidFilmTM under the EU decentralized procedure in 16 major EU countries. We have commercialization rights for this product in China including Hong Kong and Macau, and Vietnam, and we are working towards filing a clinical trial application in 2011 as part of the product registration process which will begin the regulatory approval process in China.

Outside of China, SciClone’s clinical development strategy is focused on driving cost-efficient phase 1 and 2 development of promising compounds while seeking development partners for more costly phase 3 trials. We are currently developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial for the prevention of oral mucositis (“OM”).

OM is a common, painful, debilitating complication of cancer treatment, and we estimate that medical costs for the treatment of oral mucositis were approximately $4.2 billion in the U.S. and $10 billion worldwide in 2010. Approximately 450,000 patients per year in the U.S. suffer from OM during cancer therapy. In May 2010, we announced top-line results from our phase 2a proof of concept clinical trial of SCV-07 to modify the course of oral mucositis in patients with head and neck cancer receiving chemoradiotherapy regimens.

Based on the findings from the phase 2a study and discussions with the U.S. Food and Drug Administration, we announced the enrollment of the first patient in the Company’s phase 2b clinical trial of SCV-07 for the prevention of OM in January of 2011. The 2b study is examining three doses of SCV-07, including two higher doses than those used in the Company’s recent phase 2a study, to assess the drug’s impact on modifying the course of OM in patients with head and neck cancer. In addition, the trial is further evaluating SCV-07’s safety and tolerability in this patient population, as well as the role played by specific genetic profiles on patient response to the treatment. The multicenter, randomized, double-blind, placebo-controlled study is designed to enroll approximately 160 patients who are receiving standard chemoradiation therapy for treatment of cancers of the head and neck. Patients are being randomly assigned to one of the trial’s four treatment arms: SCV-07 at doses of 0.1 mg/kg, 0.3 mg/kg or 1 mg/kg, or placebo. The study’s primary efficacy endpoint is the reduction in proportion of patients with clinically assessed ulcerative OM (WHO Grade ≥ 2) at the time that they have received a cumulative radiation dose of 45 Gy. The study’s secondary endpoints include, incidence and duration of ulcerative and severe (WHO Grade ≥ 3) OM, analgesic use and pain assessments, quality of life measurements, gastrostomy tube placement and use, breaks in radiation or chemotherapy treatment, and unscheduled office or hospital visits.

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of us regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). In response to these matters, our board of directors has appointed a special committee of independent directors to oversee the Company’s response to the government inquiries. Based on an initial review, the special committee has decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred. The special committee has not concluded its investigation or reached any conclusions, to date, nor has the special committee or management made a final determination regarding whether any violation of the FCPA or any other law or regulation has occurred. However, we anticipate that the special committee will finalize its findings in the near future, which may include findings regarding potential FCPA issues and recommendations regarding additional remediation measures and possible suggestions regarding personnel issues. In the course of its review, the special committee has instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate our existing compliance and anti-bribery guidelines and to prepare a new, more detailed, guideline for implementation after review by our Board and/or committees of the Board, and (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, third-party gifts, travel expenses, honoraria and sponsorships of certain third party events.

We have consistently maintained a policy that our employees comply with all applicable laws. However, in the course of evaluating our existing training, policies and internal controls over financial reporting and expense approval and expense reimbursement practices, and of the matters brought to the attention of management by the special committee, we determined that our guidelines, employee training and expense approval practices and our internal controls with respect to certain matters, including the payment for, or reimbursement of, third party gifts, travel expenses, honoraria and sponsorship of certain third party events required improvements in order to provide reasonable assurance that our policy on compliance with applicable laws was effective. In addition, management determined that we had a material weakness in our internal control over financial reporting as of December 31, 2010 relating to our implementation of our policy on compliance with laws. During the first quarter of fiscal 2011, we initiated or commenced various remediation efforts to provide reasonable assurance of our implementation of our policy on compliance with laws, including the FCPA and other anti-bribery laws. See “Management’s Annual Report on, and Changes in, Internal Control over Financial Reporting” for further information regarding this material weakness and our remediation efforts.

Since our special committee has not reached any conclusions and has not reported its findings to the Board, none of the disclosures in this Form 10-K are intended to, or do, represent the special committee’s finding or conclusions. We anticipate that the special committee will conclude its investigation soon. We anticipate that the special committee may make more specific or different findings in addition to the disclosures herein. We also anticipate that the special committee may recommend additional remediation measures to those we have already taken or commenced.

Following our announcement of the SEC and DOJ investigations, various shareholder litigations were filed and further litigation may be filed. We cannot predict the outcome of these matters, but we have incurred and anticipate that we will continue to incur substantial expenses in the course of the investigations, and in connection with current or future litigation. If it is determined that sales or marketing activities have occurred that violate, or may have violated, the FCPA or other laws, our future operating results could be adversely affected. In addition, we could incur additional expenses related to fines, or to remediative measures including changes in our compliance programs, internal controls or disclosure controls.

We believe our cash and investments as of December 31, 2010 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

Critical Accounting Policies and Significant Judgments and Estimates

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the “Notes to our Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates, which require us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the relevance of our estimates and judgments. We base our estimates on historical experience and on various other market specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We recognize revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post-shipment obligations on our part, except for sales to a new market where acceptance requirements have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. We estimate expected returns primarily on historical patterns. Historically, we have had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of December 31, 2010 and 2009 in the respective consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors. Amounts invoiced relating to arrangements where collectability is uncertain and revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

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

Fair Value of Financial Instruments

We record our financial assets including cash equivalents and accrued liabilities at cost, which approximates fair value due to their short-term nature. Investments in marketable securities are recorded at their estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of input are:

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

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, when appropriate. We record our allowance for doubtful accounts based on our assessment of various factors. When estimating the need for an allowance for doubtful accounts, we consider historical payment patterns of our customers, the circumstances of each individual customer and their geographic region including a review of the local economic environment, the age of the accounts receivable balances, credit quality of our customers, and other factors that may affect customers’ ability to pay. At December 31, 2010, no allowance for doubtful accounts was considered necessary.

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

We record as liabilities estimated amounts for litigation, claims or other legal actions that are probable and can be reasonably estimated. The likelihood of a material change in these estimated reserves is dependent on the possible outcome of settlement negotiations, regulatory or judicial review and the development of facts and circumstances in extended litigation which could change claims or assessments when both the amount and range of loss on some outstanding litigation is uncertain. We disclose in the footnotes of the financial statements when we are unable to make a reasonable estimate of a material liability that could result from unfavorable outcomes. As events occur, we will assess the potential liability related to any pending litigation, claims or other legal actions and adjust our estimates accordingly. Such adjustments could materially impact our financial statements.

Stock-Based Compensation

Stock-based compensation is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model and the portion that is ultimately expected to vest is recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years, or over the period of time we estimate that it is probable that the performance goal of a performance-based option will be achieved. We estimate pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest. Certain target-stock-price-based options were valued using the Monte Carlo simulation options pricing model and recognized to expense over the service periods for each of the vesting portions of these awards which were six or eight years. The option-pricing models require the use of certain subjective assumptions, including the expected volatility of the market price of the underlying stock and the expected term of the award. Expected volatility is based on the historical volatility of our stock. Expected term is derived from historical data on employee exercises and terminations, or the contractual life of the award for target-stock-price-based options. We review our valuation assumptions at each grant date, and, as a result, valuation assumptions used to value stock-based compensation of awards granted in future periods may change.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Accordingly, our deferred tax assets have been fully offset by a valuation allowance. The tax years 1995-2010 remain open to examination by the major taxing jurisdictions to which we are subject. Furthermore, we have been notified by the Internal Revenue Service that our 2008 U.S. federal tax return has been selected for examination, but the examination process has not yet commenced.

We record liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not believe any such uncertain tax positions currently pending will have a material adverse effect on our Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

Results of Operations

Product Sales and Gross Margin:

The following tables summarize the year over year changes in our product sales (in thousands), in our cost of product sales (in thousands) and our product gross margin:

	Years Ended December 31,
	2010	Change	2009	Change	2008
Product Sales	$85,112	18%	$72,411	34%	$54,108
Cost of Product Sales	12,691	6%	11,960	16%	10,299
Product Gross Margin	85.1%		83.5%		81.0%

Product sales were $85.1 million, $72.4 million, and $54.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. Product sales to China are denominated in U.S. dollars and accounted for approximately $82.0 million, $69.7 million and $50.7 million, or 96%, 96% and 94% of sales, respectively, for the years ended December 31, 2010, 2009, and 2008. Our revenue growth was attributable to a higher volume of ZADAXIN sales due to further market penetration in China and modest price increases from the 2008 to 2010 periods. All product sales in each period were derived from sales of ZADAXIN. For the year ended December 31, 2009, we believe there was also increased demand for ZADAXIN as a result of the H1N1 flu virus. In 2010, Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. accounted for 74% and 14% of our sales, respectively. In 2009, Shanghai Lingyun Pharmaceutical Company Ltd. and China National Pharmaceutical Foreign Trade Corporation accounted for 66% and 27% of our sales, respectively. In 2008, Shanghai Lingyun Pharmaceutical Company Ltd. and China National Pharmaceutical Foreign Trade Corporation accounted for 68% and 22% of our sales, respectively. No other customers accounted for more than 10% of sales in those periods. In recent months, Sinopharm Group Co. Limited acquired a majority interest in two of our large importers, Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. We do not believe these acquisitions will impact our sales. Our experience with our largest importers has been good and we anticipate that we will continue to sell a majority of our product to them. We expect our unit sales for the year ending December 31, 2011 will increase, compared to sales for the year ended December 31, 2010, related to further market penetration in China, however there are discussions that government reimbursement levels in China for listed drugs could be reviewed in 2011 and that ZADAXIN’s list price could be included in such a review.

Gross margin was 85.1%, 83.5%, and 81.0% for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in gross margin for the year ended December 31, 2010, compared to the years ended December 31, 2009 and 2008, was attributable to higher sales of ZADAXIN resulting in volume discounts and lower per vial production costs, and was also attributable to lower royalty expense in the 2010 and 2009 periods. We also recorded a charge of $630,000 associated with our finished goods inventory related to vials made obsolete due to labeling requirements arising from our renewed import license in 2008. No significant charges were recorded by us associated with our product inventory during the years ended December 31, 2010 or 2009.

We expect cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of ZADAXIN, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory and the timing of other inventory period costs.

Research and Development (“R&D”):

The following tables summarize the year over year changes in our R&D expenses (in thousands):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Research and Development	$12,415	-25%	$16,531	-28%	$22,857

Research and development (“R&D”) expenses were $12.4 million, $16.5 million, and $22.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. The decrease of $4.1 million, or 25%, in R&D expenses for the year ended December 31, 2010, compared to the year ended December 31, 2009, was primarily related to the timing of clinical trial-related expenses, including the completion of enrollment of patients in our phase 2a clinical trial of SCV-07 for the delay to onset of severe oral mucositis in the first quarter of 2010 and the discontinuation of the RP101 clinical trial for the treatment of pancreatic cancer last year. These decreases were partially offset by increased expenses related to our SCV-07 phase 2b clinical trials for the treatment of hepatitis c virus (“HCV”) and oral mucositis (“OM”) in the 2010 period.

The decrease of $6.3 million, or 28%, in R&D expenses for the year ended December 31, 2009, compared to the year ended December 31, 2008, was primarily related to lower expenses in the year ended December 31, 2009 for our RP101 clinical trial which was discontinued, offset partially by increased expense related to our

SCV-07 phase 2 clinical trials for the treatment of OM and HCV. Further, we made a $1.3 million milestone payment upon first patient dosing in the RP101 phase 2 clinical trial that occurred during the year ended December 31, 2008, and there was no corresponding payment in 2009. These decreases were partially offset by a $1.0 million license fee payment related to our licensing agreement with APR Applied Pharma Research S.A. (“APR”) that occurred during the year ended December 31, 2009.

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

The initiation, continuation, and completion of our current clinical development programs has had and is expected to continue to have a significant effect on our research and development expenses. Actual costs incurred in future periods will vary depending in particular upon timeline and design of further clinical trials and final decisions regarding the timing and expense-sharing arrangements for these trials, though we expect our research and development expenses to increase for the year ending December 31, 2011, compared to those incurred for the year ended December 31, 2010, primarily related to our SCV-07 phase 2b trial in oral mucositis for which we began enrolling patients in January 2011. We are evaluating opportunities to acquire or in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments or other expenses related to in-licensing and development of new products in the future.

Sales and Marketing:

The following tables summarize the year over year changes in our sales and marketing expenses (in thousands):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Sales and Marketing	$22,006	17%	$18,805	12%	$16,853

Sales and marketing expenses were $22.0 million, $18.8 million, and $16.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in sales and marketing expenses of $3.2 million or 17% for the year ended December 31, 2010, compared to the year ended December 31, 2009, was primarily related to increased conferences and local training seminars and an increase in employee-related costs associated with growth in our sales force and our sales efforts for ZADAXIN in the 2010 period. The increase in sales and marketing expenses of $2.0 million or 12% for the year ended December 31, 2009, compared to the year ended December 31, 2008, was primarily due to an increase in conference and seminar expenses, an increase in compensation and benefits expense as a result of increased bonus and sales incentives and an increase in the number of sales personnel, and an increase in rent and business tax expense, all related to our expanding sales efforts. We expect sales and marketing expenses for the year ending December 31, 2011 to be higher than those incurred for the year ended December 31, 2010 due to increased sales efforts, primarily in China.

General and Administrative:

The following tables summarize the year over year changes in our general and administrative expenses (in thousands):

	Years Ended December 31,
	2010	Change	2009	Change	2008
General and Administrative	$15,606	25%	$12,521	0%	$12,538

General and administrative expenses were $15.6 million, $12.5 million, and $12.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. During the year ended December 31, 2010, general and administrative expenses increased $3.1 million or 25% compared to the year ended December 31, 2009, primarily as a result of higher corporate and legal expenses in connection with responding to the SEC and DOJ investigations announced in August 2010, shareholder litigations that have been filed following the announcement of those investigations, and the conduct of an independent investigation by a special committee of our board of directors in order to evaluate whether any violation of the FCPA or other laws occurred, as well as our business development efforts for China. During the year ended December 31, 2009, general and administrative expenses decreased $17,000 or 0% compared to the year ended December 31, 2008. Although we incurred increased expenses related to business development efforts in China during 2009, the increases were offset by decreased accounting and legal fees. We expect our general and administrative expenses will increase in 2011, related to corporate and legal expenses in connection with responding to the SEC and DOJ investigations announced in August 2010, shareholder litigations that have been filed following the announcement of those investigations, and the conduct of an independent investigation by a special committee of our board of directors in order to evaluate whether any violation of the FCPA or other laws occurred, as well as our expanding operations and ongoing business development efforts for China.

Other Interest and Investment Income:

Interest and investment income was approximately $0.1 million, $0.2 million, and $0.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Although our cash balances increased during 2010, interest income decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009 as a result of lower returns due to a declining interest rate environment in the 2010 period. The decrease for the year ended December 31, 2009 compared to the year ended December 31, 2008, resulted from lower cash and investments balances and lower returns due to a declining interest rate environment in the 2009 period.

Interest and Investment Expense:

Interest and investment expense was $0.2 million, $0.2 million, and $31,000 for the years ended December 31, 2010, 2009, and 2008, respectively. For the year ended December 31, 2010, interest and investment expense of $0.2 million included the amortization and write-off of the remaining loan origination fees related to our $6.0 million terminated Silicon Valley Bank line of credit, and the interest and amortization of the loan origination fees related to our new $15.0 million Silicon Valley Bank line of credit established in October 2010. The increase in interest expense for the year ended December 31, 2009, compared to the year ended December 31, 2008 resulted from the amortization of loan origination fees and a credit insurance policy related to our $6.0 million Silicon Valley Bank line of credit that was established in November 2008. We expect that interest and investment expense for the year ending December 31, 2011 will remain at a comparable level to those incurred for the year ended December 31, 2010.

Other Income:

In November 2010, we were awarded approximately $1.0 million in non-taxable grants as part of the U.S. Department of Treasury’s Therapeutic Discovery Project Program related to our research and development activities in SCV-07 and ZADAXIN contributing to an increase in other income of $0.9 million for the year ended December 31, 2010 compared to December 31, 2009. We do not expect any income related to non-taxable grants for the year ending December 31, 2011.

Provision for Income Tax:

Provision for income tax of $2.2 million, $0.6 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, relates to our foreign operations in China. The increases resulted from an increase in operating activities in China and an increase in the statutory tax rate in China. In addition, for the year ended December 31, 2010 we recorded an additional tax expense of $0.8 million related to our uncertain tax position in China. The statutory tax rate in China was 22%, 20% and 18% for the years ended December 31,

2010, 2009 and 2008, respectively. Our statutory tax rate in China is 24% in 2011. We expect the provision for income tax to decrease for the year ending December 31, 2011, compared to the year ended December 31, 2010, as we do not expect a comparable tax expense for uncertain tax positions in 2011.

We have not recorded any U.S. federal or state income tax expense for the years ended December 31, 2010, 2009, and 2008. Undistributed earnings of our foreign subsidiaries amounted to approximately $12.4 million at December 31, 2010. These earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon.

At December 31, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $122.7 million that expire in the years 2011 through 2028.

At December 31, 2010, we had federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.3 million that expire in the years 2011 through 2030.

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

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 98, 101, and 103 days in 2010, 2009, and 2008, respectively. The majority of our sales are to customers in China where our accounts receivable collections have standard credit terms ranging from 90 to 180 days.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of December 31,
	2010	2009
Cash and investments	$56,522	$31,819

	Years Ended December 31,
	2010	2009	2008
Cash provided by (used in):
Operating activities	$20,660	$(452)	$(4,945)
Investing activities	$(1,316)	$(148)	$572
Financing activities	$3,901	$2,625	$149

At December 31, 2010 and 2009, we had $56.5 million and $31.8 million, respectively, in cash and investments of which $56.1 million was invested at December 31, 2010 in unrestricted cash, short-term foreign U.S. term deposits, and money market accounts. Net cash provided by (used in) operating activities was $20.7 million, ($0.5) million, and ($4.9) million, for the years ended December 31, 2010, 2009, and 2008, respectively. Net cash used in operating activities for the years ended December 31, 2010, 2009 and 2008 primarily reflected the net income (loss) for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. For the year ended December 31, 2010, such changes included an increase in accounts receivable of $9.3 million, compared to the year ended December 31, 2009, related to increased sales and fluctuations in the timing of cash receipts from customers. All of our accounts receivable were current as of December 31, 2010. In addition, inventory levels decreased $3.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily related to an increase in sales and a decrease in production during fiscal 2010, and accounts payable and other accrued liabilities increased $3.7 million mainly related to an increase in legal and other costs associated with the SEC and DOJ investigations, shareholder litigations that have been filed following the announcement of those investigations, and the conduct of an independent investigation by a special committee of our board of directors, and an increase in accrued taxes and tax reserves.

For the year ended December 31, 2009, such changes included a $9.5 million increase in accounts receivable, compared to the year ended December 31, 2008 related to increased sales and a reduction in payment terms that occurred at the end of fiscal 2008 with our largest customer in China reducing their payment terms from 180 days to 90 days. In addition, inventory levels increased by $4.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 to meet expected sales demands.

Net cash (used in) provided by investing activities was ($1.3) million, ($0.1) million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash (used in) provided by investing activities was primarily related to purchases of investments, net of proceeds from sale or maturities of investments, and purchases of property and equipment.

Net cash provided by financing activities was $3.9 million, $2.6 million, and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and consisted of proceeds from the exercise of stock options made under our stock award plans and the issuance of stock under our employee stock purchase plan. During the year ended December 31, 2010, we also received proceeds of $2.5 million from borrowing on our line of credit.

The following table summarizes our future contractual obligations as of December 31, 2010 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1	2-3 years	4 years
Operating leases(1)	$5,506	$1,806	$2,956	$744
Purchase obligations(2)	4,999	4,999	—	—
Other liabilities(3)	300	—	300	—

Total	$10,805	$6,805	$3,256	$744

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.

(2)	These consist of purchase obligations with manufacturers.

(3)	This amount represents a discretionary accrued bonus payable to our chief executive officer as of December 31, 2010 based on the achievement of performance targets over the years 2009-2011.

We have also entered into a purchase obligation with our primary manufacturer and supplier of bulk drug substance to purchase an aggregate amount of 70% of our total annual forecasted requirements of bulk drug substance from them, subject to certain conditions.

On October 1, 2010, our subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, terminated the existing $6 million line-of-credit facility with Silicon Valley Bank (“SVB”) and entered into a new loan and security agreement with SVB (“the Debt Financing Facility”) for a debt financing facility up to $15 million for a term of 24 months. SciClone Pharmaceuticals, Inc. is the guarantor of the facility. The Debt Financing Facility bears interest on borrowed funds at the bank’s prime rate plus 1.25% (5.25% at December 31, 2010) on outstanding balances and is secured by a first priority secured interest in all of our assets, including intellectual property in an event of default. We are required to meet certain financial covenants, including minimum liquidity, as defined, and are subject to certain minimum fees and interest payments. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. As of December 31, 2010, we had borrowed $2.5 million on the Debt Financing Facility and we were required to maintain a debt coverage ratio of 1.35 to 1 equal to $3.4 million of cash in SVB cash accounts to meet our financial liquidity covenant. We were in compliance with all covenants as of December 31, 2010. The Debt Financing Facility expires October 1, 2012, and upon termination all amounts borrowed must be repaid in full.

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

Related Party Transactions

We have licensed to our largest shareholder, Sigma-Tau Finanziaria S.p.A. (“Sigma-Tau”), exclusive ZADAXIN (“thymalfasin or thymosin alpha 1”) development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. Our collaboration with Sigma-Tau is governed by an agreement entered into in 2000 with a term expiring in March 2012 unless renewed, as well as by amendments to the agreement regarding particular development efforts. In addition, the agreement governed our joint collaboration on the development of thymalfasin in certain indications, and for the sharing of intellectual property in the respective territories. The agreement also provides that if Sigma-Tau sells ZADAXIN in the licensed territory, it will purchase the product from us at a specified price, subject to certain adjustments. We do not currently anticipate that Sigma-Tau will sell any ZADAXIN other than nominal amounts in Italy.

There are no on-going development or reimbursement obligations under the agreement, and there are no milestones or similar terms currently in effect. However, we continue to cooperate with Sigma-Tau on exploring the development of thymalfasin in other indications, including as a vaccine adjuvant and in aspergillosis.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in 2010, 2009, or 2008.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, term deposits, U.S. Treasury, or government agency notes. All of our investments mature within one year from date of purchase except for our Italian state bonds which mature in 2013. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio at December 31, 2010.

We do not hold any derivative financial instruments for speculation or trading purposes. Most of our sales have been in U.S. dollars. Our purchases with contract manufacturers are denominated in U.S. dollars and euros and costs of our sales and marketing efforts in China are paid in local currency. In addition, we have certain cash balances, other assets and liabilities denominated in euros and renminbi. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. Such losses have not been significant to date.

Item 8.	Financial Statements and Supplementary Data

SCICLONE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SciClone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Palo Alto, California

March 31, 2011

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$53,017	$29,687
Short-term investments	3,125	1,646
Accounts receivable	30,671	21,394
Inventories	7,078	10,149
Prepaid expenses and other current assets	2,057	1,518
Restricted short-term investments	—	71

Total current assets	95,948	64,465
Property and equipment, net	588	771
Restricted investments	380	415
Other assets	891	1,249

Total assets	$97,807	$66,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,882	$2,339
Accrued liabilities	8,247	6,048
Deferred revenue	—	141

Total current liabilities	12,129	8,528
Long-term borrowing on line of credit	2,500	—
Other long-term liabilities	990	979
Commitments and contingencies (see Note 9 and 16)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 48,011,235 and 47,217,944 shares issued and outstanding at December 31, 2010 and 2009, respectively	48	47
Additional paid-in capital	225,897	222,229
Accumulated other comprehensive income	67	22
Accumulated deficit	(143,824)	(164,905)

Total stockholders’ equity	82,188	57,393

Total liabilities and stockholders’ equity	$97,807	$66,900

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenues:
Product sales	$85,112	$72,411	$54,108
Contract revenue	—	—	5

Total revenues	85,112	72,411	54,113
Cost of product sales	12,691	11,960	10,299

Gross margin	72,421	60,451	43,814

Operating expenses:
Research and development (including $0, $58 and $322 of related party research and development in 2010, 2009 and 2008, respectively)	12,415	16,531	22,857
Sales and marketing	22,006	18,805	16,853
General and administrative	15,606	12,521	12,538

Total operating expenses	50,027	47,857	52,248

Non-operating income (expense):
Income (loss) from operations	22,394	12,594	(8,434)
Interest and investment income	105	153	608
Interest and investment expense	(195)	(179)	(31)
Other income (expense), net	953	18	(16)

Income (loss) before provision for income tax	23,257	12,586	(7,873)
Provision for income tax	2,176	641	475

Net income (loss)	$21,081	$11,945	$(8,348)

Basic net income (loss) per share	$0.44	$0.26	$(0.18)
Diluted net income (loss) per share	$0.43	$0.25	$(0.18)

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	46,121	$46	$215,633	$82	$(168,502)	$47,259
Issuance of common stock from exercise of stock options	98	—	146	—	—	146
Stock short-swing profit	—	—	3	—	—	3
Issuance of warrants related to line of credit	—	—	30	—	—	30
Compensation related to stock option awards	—	—	1,892	—	—	1,892
Net loss	—	—	—	—	(8,348)	(8,348)
Net change in unrealized losses and foreign currency translation on foreign-denominated available-for-sale securities	—	—	—	(60)	—	(60)
Net change in unrealized gains/losses on available-for-sale securities	—	—	—	(102)	—	(102)
Foreign currency translation	—	—	—	83	—	83

Total comprehensive loss						(8,427)

Balance at December 31, 2008	46,219	46	217,704	3	(176,850)	40,903
Issuance of common stock from exercise of stock options	999	1	2,624	—	—	2,625
Compensation related to stock option awards	—	—	1,901	—	—	1,901
Net income	—	—	—	—	11,945	11,945
Net change in unrealized losses and foreign currency translation on foreign-denominated available-for-sale securities	—	—	—	26	—	26
Net change in unrealized gains/losses on available-for-sale securities	—	—	—	4	—	4
Foreign currency translation	—	—	—	(11)	—	(11)

Total comprehensive income						11,964

Balance at December 31, 2009	47,218	47	222,229	22	(164,905)	57,393
Issuance of common stock from exercise of stock options and employee stock purchase plan	746	1	1,401	—	—	1,402
Issuance of common stock from exercise of warrants, net of repurchases	47	—	—	—	—	—
Compensation related to stock option awards	—	—	2,267	—	—	2,267
Net income	—	—	—	—	21,081	21,081
Net change in unrealized losses and foreign currency translation on foreign-denominated available-for-sale securities	—	—	—	(36)	—	(36)
Net change in unrealized gains/losses on available-for-sale securities	—	—	—	(2)	—	(2)
Foreign currency translation	—	—	—	83	—	83

Total comprehensive income						21,126

Balance at December 31, 2010	48,011	$48	$225,897	$67	$(143,824)	$82,188

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$21,081	$11,945	$(8,348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash expense related to stock-based compensation	2,224	1,867	1,843
Depreciation and amortization	556	530	353
Realized (gain) loss on investments	(226)	(103)	315
Other non-cash expense (income)	249	83	(248)
Changes in operating assets and liabilities:
Accounts receivable	(9,277)	(9,467)	723
Inventories	3,115	(4,059)	(428)
Prepaid expenses and other assets	(674)	247	1,243
Accounts payable	1,543	144	258
Accrued liabilities (including $0, ($1.4) million and ($0.2) million due to related party in 2010, 2009 and 2008, respectively)	2,199	(1,980)	(1,057)
Deferred revenue	(141)	141	(37)
Long-term liabilities	11	200	438

Net cash provided by (used in) operating activities	20,660	(452)	(4,945)

Investing activities:
Purchases of property and equipment	(133)	(192)	(373)
Proceeds from sale or maturities of available-for-sale investments	7,283	44	2,593
Proceeds from the sale of trading securities	1,800	—	—
Purchases of investments	(10,266)	—	(1,648)

Net cash (used in) provided by investing activities	(1,316)	(148)	572

Financing activities:
Proceeds from borrowing on line of credit	2,500	—	—
Proceeds from issuances of common stock	1,401	2,625	149

Net cash provided by financing activities	3,901	2,625	149

Effect of exchange rate changes on cash and cash equivalents	85	(11)	80

Net increase (decrease) in cash and cash equivalents	23,330	2,014	(4,144)
Cash and cash equivalents, beginning of year	29,687	27,673	31,817

Cash and cash equivalents, end of year	$53,017	$29,687	$27,673

Supplemental disclosures of cash flow information:
Income taxes paid related to foreign operations	$829	$608	$559

Interest and unused line fees paid related to line of credit	$37	$—	$—

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) is a revenue-generating, global specialty pharmaceutical company with a substantial international business, based primarily in the People’s Republic of China (“China”), and with a product portfolio of novel therapies for cancer and infectious diseases. ZADAXIN®, the Company’s brand of thymalfasin or thymosin alpha 1 and its primary product, has regulatory approval in over 30 countries. All of the Company’s revenues are derived from sales of ZADAXIN, substantially most of which is sold to China, through the Company’s wholly-owned subsidiary SciClone Pharmaceuticals International Ltd. The Company has in-licensed the commercialization rights of DC BeadTM in China, a novel treatment for advanced liver cancer which is currently approved in 40 countries worldwide, including Europe and the U.S., and commenced a small local registration trial in China in 2010 as required by the Chinese State Food and Drug Administration for regulatory approval. The Company has also in-licensed the commercialization rights to an anti-nausea drug ondansetron RapidFilmTM in China including Hong Kong and Macau, and Vietnam, for which the Company intends to seek regulatory approval. The Company’s proprietary in-licensed compound SCV-07 is in phase 2 clinical development for the treatment of oral mucositis.

Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SciClone Pharmaceuticals International Ltd. (“SPIL”), SciClone Pharmaceuticals International China Holding Ltd. (“SPIL China”), SciClone Pharmaceuticals (China) Ltd., SciClone Italy S.R.L., and SciClone Pharmaceuticals Hong Kong Limited. SPIL is registered in the Cayman Islands with its principal office located in Hong Kong. SPIL China is registered in Cayman Islands with its principal office located in Hong Kong. SciClone Pharmaceuticals (China) Ltd. is registered in China with its principal office located in Shanghai. SciClone Italy S.R.L. is registered in Italy with its principal office located in Rome. SciClone Pharmaceuticals Hong Kong Limited is registered in Hong Kong with its principal office located in Hong Kong. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with maturities of three months or less on the date of purchase. The Company records its investments at fair value, as determined by available information on the consolidated balance sheet date. The Company’s available-for-sale portfolio at December 31, 2010 primarily consisted of foreign U.S. dollar term deposits and restricted long-term Italian state bonds. At December 31, 2009, the Company’s trading portfolio consisted of auction-rate securities (“ARS”) and its available-for-sale portfolio primarily consisted of corporate equity securities, a certificate of deposit and restricted long-term Italian state bonds.

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

For the years ended December 31, 2010, 2009 and 2008, net change in unrealized (loss) gains, including foreign currency translation on foreign-denominated securities, of approximately ($38,000), $30,000, and ($0.2) million, on available-for-sale securities, respectively, were included in accumulated other comprehensive income.

For the years ended December 31, 2010, 2009 and 2008, the Company realized gains (losses) of $0.2 million, $0.1 million and ($0.3) million, respectively, substantially related to its ARS trading securities.

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

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The Company is exposed to credit risk in the event of default by the institutions holding the cash, cash equivalents and investments to the extent of the amounts recorded on the consolidated balance sheet. Most of the Company’s cash and cash equivalents are held by financial institutions that the Company believes are of high credit quality. At times, deposits may exceed government insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

China uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the years ended December 31, 2010, 2009 and 2008, sales to four importing agents in China accounted for 96%, 96% and 94%, respectively, of the Company’s product sales. In 2010, the two largest importers accounted for 74% and 14% of sales, respectively. In 2009, the two largest importers accounted for 66% and 27% of sales, respectively. In 2008, the two largest importers accounted for 68% and 22% of sales, respectively. No other importer accounted for more than 10% of sales in 2010, 2009 or 2008. The Company’s two largest importers were the same for the years ending December 31, 2010, 2009, and 2008 and in recent months, a third party acquired a majority interest in these two largest importers. As of December 31, 2010, approximately $30.1 million, or 98%, of the Company’s accounts receivable were attributable to these two importing agents in China. The Company performs on-going credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, when appropriate. The Company records its allowance for doubtful accounts based on its assessment of various factors. When estimating the need for an allowance for doubtful accounts, the Company considers historical payment patterns of its customers, the circumstances of each individual customer and their geographic region including a review of the local economic environment, the age of the accounts receivable balances, credit quality of its customers, and other factors that may affect customers’ ability to pay. At December 31, 2010 and 2009, no allowance for doubtful accounts was considered necessary.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded over the estimated useful lives of the respective assets (generally three to five years) on the straight-line basis. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term on the straight-line basis. The Company’s policy is to identify and record impairment losses, if necessary, on property and equipment when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

Accrued Expenses

The Company’s management makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known to them. Examples of estimated accrued expenses include fees paid to contract research organizations and investigative sites in connection with clinical trials, fees paid to contract manufacturers in connection with the production of clinical trial materials, and professional services. The Company periodically confirms the accuracy of its estimates with selected service providers and makes adjustments, if necessary. Expenses related to clinical trials generally are accrued based on estimates of work performed or the level of patient enrollment and activities according to the protocols and agreements. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under certain contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses to the actual services received and efforts expended. The Company’s management monitors planned protocols, work performed, patient enrollment levels and related activities to the extent possible and adjust estimates accordingly.

The Company records as liabilities estimated amounts for litigation, claims or other legal actions that are probable and can be reasonably estimated. The likelihood of a material change in these estimated reserves is dependent on the possible outcome of settlement negotiations, regulatory or judicial review and the development of facts and circumstances in extended litigation which could change claims or assessments when both the amount and range of loss on some outstanding litigation is uncertain. The Company discloses in the footnotes of the financial statements when it is unable to make a reasonable estimate of a material liability that could result from unfavorable outcomes. As events occur, the Company assesses the potential liability related to any pending litigation, claims or other legal actions and adjusts its estimates accordingly. Such adjustments could materially impact its financial statements.

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post-shipment obligations on the part of the Company, except for sales to a new market where acceptance requirements have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of December 31, 2010 and 2009 in the respective consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors. Amounts invoiced relating to arrangements where collectability is uncertain and revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2010, 2009 and 2008 were $0.2 million, $0.3 million, and $0.2 million, respectively.

Stock-Based Compensation

The Company records stock-based compensation costs relating to share-based payment transactions, including stock options and employee stock purchase plans. Stock-based compensation expense is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model. The stock-based compensation costs that are ultimately expected to vest are recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years for stock options and three months for the employee stock purchase plan. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest. Certain target-stock-price-based options were valued using the Monte Carlo simulation options pricing model and recognized to expense over the service periods for each of the vesting portions of these awards which were six or eight years. Refer also to Note 13, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements for further information regarding stock-based compensation.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized. The Company’s policy is to recognize interest and penalties related to the estimated obligations for tax positions as a component of income tax expense. The amount of accrued interest related to tax positions taken on our tax returns and included in accrued liabilities was $0.2 million and $0 at December 31, 2010 and 2009, respectively.

The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe any such uncertain tax positions currently pending will have a material adverse effect on its Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive income (loss). The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31,
	2010	2009	2008
Net unrealized gain (loss) on available-for-sale securities	$—	$2	$(2)
Net unrealized loss and foreign currency translation adjustment on foreign-denominated available-for-sale securities	(70)	(34)	(60)
Cumulative foreign currency translation adjustment	137	54	65

Accumulated other comprehensive income	$67	$22	$3

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income (loss) per share includes any dilutive impact from outstanding stock options, warrants and the employee stock purchase plan using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations for the year ended December 31 (in thousands, except per share amounts):

	2010	2009	2008
Numerator:
Net income (loss).	$21,081	$11,945	$(8,348)
Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	47,624	46,574	46,212
Effect of dilutive securities	1,790	561	—

Weighted-average shares outstanding used to compute diluted net income (loss) per share	49,414	47,135	46,212

Basic net income (loss) per share	$0.44	$0.26	$(0.18)
Diluted net income (loss) per share	$0.43	$0.25	$(0.18)

For the years ended December 31, 2010, 2009 and 2008, approximately 2,872,513, 6,107,498 and 7,968,269 shares, respectively, related to outstanding stock options and warrants were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. In addition, for the years ended December 31, 2010 and 2009, 155,000 and 710,959 shares, respectively, subject to market or performance conditions were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

Segment Information

The Company operates in one segment (refer to Note 17).

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

Note 2 — Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, and investments (in thousands):

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$28,112	$—	$—	$28,112
Money market funds	12,900	—	—	12,900
Foreign U.S. dollar term deposits	12,005	—	—	12,005

Total cash and cash equivalents	$53,017	$—	$—	$53,017

Available-for-sale investments:
Foreign U.S. dollar term deposits maturing within 6 months	$3,125	$—	$—	$3,125
Restricted long-term Italian state bonds maturing in 2013	450	—	(70)	380

Total available-for-sale investments	$3,575	$—	$(70)	$3,505

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,541	$—	$—	$17,541
Money market funds	16	—	—	16
Foreign U.S. dollar term deposits	12,130	—	—	12,130

Total cash and cash equivalents	$29,687	$—	$—	$29,687

Available-for-sale investments:
Certificates of deposit maturing within 1 year	$76	$—	$—	$76
Restricted long-term Italian state bonds maturing in 2013	449	—	(34)	415
Corporate equity securities	51	2	—	53

Total available-for-sale investments	$576	$2	$(34)	$544

Trading security investments:
Auction rate securities maturing after 20 years	$1,588	$—	$—	$1,588

Total trading security investments	$1,588	$—	$—	$1,588

The Company’s restricted long-term Italian state bonds secure its Italian value added tax filing arrangements. The unrealized losses on the bonds mainly relate to loss on foreign currency translation. The Company intends and has the ability to hold its restricted Italian state bond investments until recovery and is not likely to sell the investments before maturity.

The Company’s certificate of deposit for $0.1 million at December 31, 2009 secured the Company’s letter of credit required under its European value added tax filing arrangements.

Note 3 — Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments and other current assets) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Money market funds	$12,900	$—	$—	$12,900
Foreign U.S. dollar term deposits	—	15,130	—	15,130
Restricted long-term Italian state bonds	380	—	—	380

Total	$13,280	$15,130	$—	$28,410

	Fair Value Measurements at December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Money market funds	$16	$—	$—	$16
Foreign U.S. dollar term deposits	—	12,130	—	12,130
Certificates of deposit	—	76	—	76
Corporate equity securities	53	—	—	53
Restricted long-term Italian state bonds	415	—	—	415
Auction rate securities	—	—	1,588	1,588
Put option	—	—	202	202

Total	$484	$12,206	$1,790	$14,480

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets during fiscal 2008, 2009 and 2010 (in thousands):

	Auction Rate Securities	Put Option
Balance at December 31, 2007	$2,825	$—
Total realized gain (loss) included in other income (expense)	(315)	285
Proceeds from sales, net of purchases	(1,025)	—

Balance at December 31, 2008	1,485	285
Total realized gain (loss) included in other income (expense)	103	(83)

Balance at December 31, 2009	1,588	202
Proceeds from sales	(1,800)	—
Total realized gain (loss) included in other income (expense)	212	(202)

Balance at December 31, 2010	$—	$—

In November 2008, the Company accepted an Auction Rate Securities Rights Offer (the “Settlement Agreement”) from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company received the right to require UBS AG to purchase the Company’s ARS beginning in June 2010 (the “Rights”). By entering into the Settlement Agreement, the Company (1) received the right (the “Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. On June 30, 2010, the Company exercised the Put Option and sold its ARS back to the investment firm.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$590	$2,446
Work in progress	355	1,048
Finished goods	6,133	6,655

	$7,078	$10,149

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2010	2009
Prepaid insurance	$499	$406
Prepaid clinical trial expense	828	397
Grant receivable	268	—
Other prepaid expenses	462	715

	$2,057	$1,518

Note 6 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Office equipment	$868	$793
Leasehold improvements	735	732
Office furniture and fixtures	619	616
Software	108	68
Vehicle	—	57

	2,330	2,266
Less accumulated depreciation	(1,742)	(1,495)

Net property and equipment	$588	$771

Depreciation expense was $0.3 million for each of the years ended December 31, 2010, 2009 and 2008.

Note 7 — Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2010	2009
Value added tax receivable	$441	$732
Lease deposits	249	247
Intangible assets, net	53	192
Other assets	148	78

	$891	$1,249

Note 8 — Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,
	2010	2009
Accrued compensation	$2,277	$1,913
Accrued taxes, tax reserves and interest	1,683	309
Accrued sales and marketing expenses	1,558	1,394
Accrued professional fees	1,184	394
Accrued clinical trial expense	444	452
Accrued manufacturing costs	361	808
Other	740	778

	$8,247	$6,048

Note 9 — Commitments

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

The Company also leases office facilities and equipment outside the U.S. under non-cancelable operating lease agreements and subleases certain office facilities to a third party. Rent expense for the years ended December 31, 2010, 2009, and 2008 was $1.6 million, $1.6 million and $1.1 million, respectively. Future minimum lease payments and sublease rental income under non-cancelable facility and equipment operating lease agreements as of December 31, 2010, were as follows (in thousands):

Year ended:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2011	$1,876	$70	$1,806
2012	1,524	—	1,524
2013	1,432	—	1,432
2014	744	—	744

	$5,576	$70	$5,506

Note 10 — Silicon Valley Bank Line-of-Credit

On October 1, 2010, the Company’s subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, terminated the existing $6 million Credit Facility with Silicon Valley Bank (“SVB”) and entered into a $15 million loan and security agreement with SVB (“the Debt Financing Facility”). SciClone Pharmaceuticals, Inc. is the guarantor of the Debt Financing Facility. The Debt Financing Facility bears interest on borrowed funds at SVB’s prime rate plus 1.25% (5.25% at December 31, 2010) on outstanding balances and is secured by a first priority secured interest in all of the

Company’s assets, including intellectual property in an event of default. The Company is required to meet certain financial covenants, including minimum liquidity, as defined, and is subject to certain minimum fees and interest payments. The Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The Debt Financing Facility expires October 1, 2012, and upon termination all amounts borrowed must be repaid in full. As of December 31, 2010, the Company had borrowed $2.5 million on the Debt Financing Facility and was required to maintain debt coverage ratio of 1.35 to 1 equal to $3.4 million of cash in SVB cash accounts to meet its financial liquidity covenant. The Company was in compliance with all covenants as of December 31, 2010. The Company capitalized $0.1 million in costs associated with the origination of the $15 million facility, which are being amortized to interest and investment expense over the term of the Debt Financing Facility. The Company recognized to expense approximately $0.1 of unamortized loan origination fees associated with the initial $6 million Credit Facility upon termination.

In connection with the initial Credit Facility entered into in November 2008, the Company issued Silicon Valley Bank a five-year warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.86 per share. Silicon Valley Bank exercised the warrant in full on December 8, 2010 in a net share settlement resulting in the issuance of 47,132 shares of the Company’s common stock.

Note 11 — Related Party Transactions

The Company has licensed to its largest shareholder, Sigma-Tau, exclusive ZADAXIN (thymalfasin or thymosin alpha 1) development and marketing rights that cover all countries in the European Union as defined on January 1, 1995, in addition to Iceland, Norway and Switzerland. The Company’s collaboration with Sigma-Tau is governed by an agreement entered into in 2000 with a term expiring in March 2012 unless renewed, as well as by amendments to the agreement regarding particular development efforts. In addition, the agreement governed the Company’s joint collaboration on the development of thymalfasin in certain indications, and for the sharing of intellectual property in the respective territories. The agreement also provides that if Sigma-Tau sells ZADAXIN in the licensed territory, it will purchase the product from SciClone at a specified price, subject to certain adjustments. The Company does not currently anticipate that Sigma-Tau will sell any ZADAXIN other than nominal amounts in Italy.

Pursuant to the agreement, Sigma-Tau conducted trials in Europe for the treatment of malignant melanoma and hepatitis C and the Company conducted certain trials in the U.S. for the treatment of hepatitis C, and each party agreed to provide certain funding and support for the development efforts of the other. The development obligations to each other were completed when Sigma-Tau completed the phase 3 hepatitis C triple therapy clinical trial in Europe and delivered a final report on the trial in October 2009. The Company paid Sigma-Tau an aggregate of $4.0 million of funding support during the course of patient enrollment and trial period including the period of completion of the final report. The Company’s accounting policy for recording funding amounts due to Sigma-Tau was to record the amounts to research and development expense over the trial period including the period of completion of the final report. Based on the level of activity in this trial, the Company recorded $0.1 million and $0.3 million of research and development expense related to this trial in the years ended December 31, 2009 and 2008, respectively.

There are no on-going development or reimbursement obligations under the agreement, and there are no milestones or similar terms currently in effect. However, the Company continues to cooperate with Sigma-Tau on exploring the development of thymalfasin in other indications, including as a vaccine adjuvant and in aspergillosis.

Note 12 — Income Taxes

The Company recorded income tax expense of $2.2 million, $0.6 million, and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to its operations in China. The Company’s statutory tax rate in China was 22%, 20% and 18% for the years ended December 31, 2010, 2009, and 2008, respectively. The Company has not recorded any U.S. federal or state income tax expense for the years ended December 31, 2010, 2009 and 2008. Undistributed earnings of the Company’s foreign subsidiaries that are considered to be permanently invested outside the U.S. and for which no U.S. taxes have been provided amounted to approximately $12.4 million at December 31, 2010.

The domestic and foreign components of income (loss) before provision for tax for the years ended December 31 are as follows (in thousands):

	2010	2009	2008
Domestic	$(19,315)	$(19,554)	$(25,922)
Foreign	42,572	32,140	18,049

Pre-tax income (loss)	$23,257	$12,586	$(7,873)

A reconciliation of the statutory federal income tax rate of 34% to the actual tax rate for the years ended December 31 is as follows (in thousands):

	2010	2009	2008
Tax at federal statutory rate	$7,907	$4,279	$(2,677)
Foreign income tax at different rates	(13,085)	(10,279)	(5,661)
Taxable dividend from foreign subsidiary	6,724	5,440	4,177
Tax reserve accrual	795	—	—
Net operating losses not benefited	—	916	4,239
Change in valuation adjustment	(318)	—	—
Stock-based compensation	53	122	91
Non deductible expenses	350	281	308
Other	(250)	(118)	(2)

Income tax expense	$2,176	$641	$475

Significant components of the Company’s deferred tax assets at December 31 are as follows (in thousands):

	2010	2009
Net operating loss carryforwards	$40,324	$43,439
Research and development credit carryforwards	10,284	8,010
Other	4,855	4,731

Gross deferred tax assets	55,463	56,180
Valuation allowance	(55,463)	(56,180)

Total deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance (decreased) increased by approximately $(0.7) million, $(6.7) million, and $13.0 million, in the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $122.7 million that expire in the years 2011 through 2028, and federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.3 million that expire in the years 2011 through 2020. At December 31, 2010, the Company has state net operating loss carryforwards of approximately $33.7 million that begin to expire in the year 2012, if not utilized, and state research and development tax credit carryforwards of approximately $2.1 million that do not expire. Approximately $9.1 million of the operating loss carryforwards relate to benefits associated with stock option deductions that, when recognized, $3.6 million will be credited directly to stockholders’ equity.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

As of December 31, 2010, the unrecognized tax benefit was $4.2 million, of which $0.6 million, if recognized would affect the effective tax rate, and $3.6 million was offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Balance as of January 1, 2010	$2,818
Tax positions related to current year:
Additions for current year items	313
Additions for prior year items	1,127
Reductions for prior year items	(33)

Balance as of December 31, 2010	$4,225

The tax years 1995-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. Furthermore, the Company has been notified by the Internal Revenue Service that its 2008 U.S. federal tax return has been selected for examination, but the examination process has not yet commenced. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $0.6 million of unrecognized tax benefits may occur within the next 12 months.

Note 13 — Stockholders’ Equity

Stock Award Plans

The Company’s 1995 Equity Incentive Plan has reserved 6,100,000 shares of common stock for issuance and permits the grant of incentive stock options, nonstatutory stock options and other forms of equity compensation. Although the 1995 Plan has expired, the outstanding stock options relating to it are fully valid.

The Company’s 2005 Equity Incentive Plan (the “2005 Plan”) has reserved 10,600,000 shares of common stock for issuance. The 2005 Plan permits the grant of incentive stock options, nonstatutory stock options, restricted stock units, performance shares and other forms of equity compensation. As of December 31, 2010, approximately 3,679,000 shares of common stock were available for future issuance under the 2005 Plan.

Under the 1995 and 2005 Plans, options are exercisable upon conditions determined by the board of directors and expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years, or upon achievement of certain market and service conditions. See Stock-Based Compensation.

The Company’s 1995 Nonemployee Director Stock Option Plan (the “1995 Director Plan”) had reserved 750,000 shares of common stock for issuance. The 1995 Director Plan permits the grant of nonqualified stock options to nonemployee directors. Although the 1995 Directors Plan has expired, the outstanding stock options relating to it are fully valid.

The Company’s 2004 Outside Directors Stock Option Plan (the “2004 Director Plan”) has reserved 1,765,000 shares of common stock for issuance. The 2004 Director Plan automatically grants nonqualified stock options to nonemployee directors upon their appointment or first election to the Company’s board of directors

(“Initial Grant”) and annually upon their reelection to the board of directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). As of December 31, 2010, approximately 425,000 shares of common stock were available for future issuance under the 2004 Director Plan.

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

Stock-Based Compensation

The compensation cost that has been charged against income for the stock award plans was $2.2 million, $1.9 million and $1.8 million, respectively, for the years ended December 31, 2010, 2009, and 2008. Compensation cost capitalized in inventory was $44,000, $35,000 and $49,000, respectively, for the years ended December 31, 2010, 2009, and 2008. There has been no income tax benefit recognized in the income statement for share-based compensation arrangements.

The fair value of each non performance-based and non target stock-price-based option granted under the Company’s stock award plans is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach with the following weighted-average assumptions for the years ended December 31:

Stock Option Plan	2010	2009	2008
Risk-free interest rate	2.39%	1.79%	2.76%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of our common stock	72.50%	70.38%	66.57%
Weighted-average expected life of option (years)	5.03	4.83	4.83

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s history and expectations of no dividend payouts. Expected volatility is based on the historical volatility of the Company’s stock. The expected term of options granted is derived from historical data on employee exercises and terminations.

The following table summarizes stock option activity as of December 31, 2010, and changes during the year then ended is presented below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	2,283	7,939	$2.93
2005 Plan shares reserved	2,800	—	—
Options cancelled	1,223	(1,223)	$5.35
Options granted	(1,475)	1,475	$3.46
Options exercised	—	(730)	$1.87
Plan shares expired	(727)	—	—

Balance at December 31, 2010	4,104	7,461	$2.74	6.22	$12,034

Vested and expected to vest after December 31, 2010		7,209	$2.74	6.16	$11,638
Exercisable at December 31, 2010		4,128	$3.07	4.96	$5,819

The Company granted to its chief executive officer target-stock-price-based options to purchase 600,000 and 300,000 shares of the Company’s common stock at an exercise price per share of $2.49 and $1.81, respectively. The options have a term of 10 years and shares of such option were to vest upon the Company’s common stock trading for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on The NASDAQ Stock Market, of (a) $4.50 on or before June 2, 2009 for 150,000 shares, (b) $6.00 on or before June 2, 2010 for 150,000 shares, (c) $8.00 on or before June 2, 2011 for 150,000 shares, (d) $10.00 on or before June 2, 2012 for 150,000 shares, (e) $12.00 on or before June 2, 2013 for 150,000 shares, and (f) $14.00 on or before June 2, 2014 for 150,000 shares, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure. These grants were considered awards with market and service conditions and compensation expense was recognized for these options as long as the service requirements were met, even if the market conditions were not reached. Because of the market conditions of the grants, the Monte Carlo simulation option pricing model was used to calculate the grant date fair value per share of $1.70 and $0.88, respectively, related to each of the six vesting portions of these awards with the assumptions of a risk-free interest rate of 5.10% and 3.88% respectively, a volatility factor of 94% and 89.14%, respectively, dividend yield of 0%, and an expected life of 10 years. The related compensation costs were being expensed over the service periods for each of the six vesting portions of the awards.

In May 2010, the Company amended the target-stock-price-based options to purchase an aggregate of 750,000 shares of the Company’s common stock that were still subject to vesting that had been granted to its chief executive officer. The amendment modified the vesting provisions of the options such that 1/36th of the unvested stock options vest monthly over a three-year period, with initial vesting occurring on June 1, 2010. The fair value of the modified award was estimated using the Black-Scholes option valuation model with the assumptions of a risk-free rate of 2.28%, a volatility factor of 71.83%, a dividend yield of 0%, and an expected life of 5.07 years. The incremental compensation cost resulting from the modification and the remaining unrecognized compensation expense from the original award are being recognized ratably over the three-year vesting period. The Company recorded expense of $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to these options.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected terms ranging from 4.83-5.02 years, volatility factor ranging from 69.06-72.66%, and risk free interest rates ranging from 1.72-2.43%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved.

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

The weighted-average fair value of stock options granted for the years ended December 31, 2010, 2009 and 2008 was $2.10, $0.76, and $0.98, respectively. The intrinsic value of options at time of exercise was $1.3 million, $1.7 million, and $0.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. The estimated fair value of shares vested for the years ended December 31, 2010, 2009, and 2008 was $1.9 million, $1.5 million, and $1.6 million, respectively. As of December 31, 2010, unamortized compensation expense related to unvested options was approximately $3.9 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.27 years. Cash received from stock option exercises was $1.4 million, $2.6 million, and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan

As of December 31, 2010, 1,300,000 shares of our common stock are reserved for issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may choose to have up to 15% of their salary withheld to purchase the Company’s common stock and may purchase up to 1,000 shares per offering period. Each offering under the ESPP is for a three-month period. Commencing with the offering period beginning June 1, 2010, the purchase price of the stock issued under the ESPP will be equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering or on the final day of the offering period. For the year ended December 31, 2010, the Company recorded $16,000 of expense related to the ESPP and issued 16,426 shares. There was no expense recorded or shares issued related to the ESPP during the years ended December 31, 2009 and 2008. As of December 31, 2010, approximately 566,000 shares of common stock were available for issuance under the ESPP.

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

Note 14 — 401k Plan

The Company has a pre-tax savings plan covering most U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions. Company contributions, which can be terminated at the Company’s discretion, were approximately $0.2 million for each of the years ended December 31, 2010, 2009, and 2008.

Note 15 — Other Income

Other income for the year ended December 31, 2010 included approximately $1.0 million in non-taxable grants awarded to the Company in November 2010 related to its research and development activities in SCV-07 and ZADAXIN as part of the U.S. Department of Treasury’s Therapeutic Discovery Project Program.

Note 16 — Other Corporate Matters

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

In response to these matters, the Company’s board of directors has appointed a special committee of independent directors to oversee the Company’s response to the government inquiry. Based on an initial review, the special committee has decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred. The special committee has not concluded its investigation or reached any conclusions, to date, nor has the special committee or management made a final determination regarding whether any violation of the FCPA or any other law or regulation has occurred. However, we anticipate that the special committee will finalize its findings in the near future, which may include findings regarding potential FCPA issues and recommendations regarding additional remediation measures and possible suggestions regarding personnel issues. In the course of its review, the special committee has instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate our existing compliance and anti-bribery guidelines and to prepare a new, more detailed, guidelines for implementation after review by our Board and/or committees of the Board, and (iii) implement a pre-approval policy requiring our compliance officer to pre-approve certain expenses including payments for, or reimbursement of, third party gifts, travel expenses, honoraria and sponsorships of certain third party events.

We have consistently maintained a policy that our employees comply with all applicable laws. However, we have reached certain conclusions regarding the effectiveness of our implementation of that policy. In the course of the evaluation of our existing training, policies and internal controls over financial reporting and expense approval and expense reimbursement practices, and of the matters brought to the attention of management by the special committee, we determined that our guidelines, employee training and expense approval practices and our internal controls with respect to certain matters, including the payment for, or reimbursement of, third party gifts, travel expenses, honoraria and sponsorship of certain third party events required improvements in order for management to provide reasonable assurance of our implementation of our policy on compliance with applicable laws. In addition, management determined that we had a material weakness in our internal control over financial reporting as of December 31, 2010 relating to our implementation of our policy on compliance with laws described in Item 9A of this report.

During the first quarter of fiscal 2011, we initiated or commenced various remediation efforts to provide reasonable assurance of our implementation of our policy on compliance with laws, including the FCPA and other anti-bribery laws, as described in Item 9A of this report. We also determined that our internal controls have not provided adequate information for us to monitor our policy on compliance with laws.

Following the Company’s announcement of these investigations, purported class actions naming SciClone and certain of its officers as defendants were filed and derivate lawsuits purportedly on behalf of the Company were filed naming certain of its officers and directors as defendants. See Item 3, “Legal Proceedings.”

Based on the information obtained to date, the Company has determined that any potential liability that may result is not probable or cannot be reasonably estimated and therefore no accrual was made related to these matters in its consolidated financial statements as of December 31, 2010. As events occur, the Company will assess the potential liability related to its pending investigations and class action and derivative lawsuits and adjust its estimates accordingly. Such adjustments could materially impact the Company’s financial statements.

Note 17 — Significant Geographic Information

The Company operates in one business segment: the development and commercialization of novel therapeutics to treat chronic and life threatening diseases. Through December 31, 2010, all of the Company’s product revenues were generated from the sale of ZADAXIN.

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

Information regarding geographic areas is as follows (in thousands):

	Revenue for the Year Ended December 31,	Long Lived Assets December 31,
2010
U.S	$—	$695
China	82,012	202
Rest of world	3,100	582

Total	$85,112	$1,479

2009
U.S	$—	$877
China	69,696	217
Rest of world	2,715	926

Total	$72,411	$2,020

2008
U.S	$—	$1,549
China	50,724	287
Rest of world	3,389	180

Total	$54,113	$2,016

Note 18 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31	June 30		September 30	December 31
	(in thousands, except per share amounts)
2010
Product sales	$17,962	$20,694		$22,840	$23,616
Cost of product sales	2,759	3,540		3,146	3,246
Gross margin	15,203	17,154		19,694	20,370
Net income	4,193	5,480		7,628	3,780	(1)
Basic net income per share	$0.09	$0.12		$0.16	$0.08
Diluted net income per share	$0.09	$0.11		$0.16	$0.08
2009
Product sales	$15,069	$21,971		$17,240	$18,131
Cost of product sales	2,665	3,422		3,098	2,775
Gross margin	12,404	18,549		14,142	15,356
Net income	$96	$7,339	(2)	$2,064	$2,446
Basic and diluted net income per share	$0.00	$0.16		$0.04	$0.05

(1)	During the three months ended December 31, 2010, the Company recorded $1.5 million of income tax expense related to its foreign operations in China, including $1.3 million of additional tax expense for the fourth quarter of 2010, of which $0.8 million was to establish a reserve for the Company’s uncertain tax position in China.
(2)	During the three months ended June 30, 2009, product sales increased attributable to higher volume of ZADAXIN which the Company believes was primarily due to increased demand as a result of the H1N1 flu virus and further market penetration in China.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer (“CEO”) and its Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us and our consolidated subsidiaries as required to be disclosed in the reports we file and submit under the Exchange Act as of December 31, 2010, due to the material weaknesses disclosed below. In particular, the Company’s policies and procedures were not sufficient to give reasonable assurance that matters involving potential violations of the FCPA or other laws were appropriately identified, reported and evaluated, nor that tax exposures and valuation allowances related to foreign uncertain tax positions were correctly calculated and recorded.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on that evaluation and assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America, to the extent and for the reasons set forth below. Our management reviewed the results of its evaluation and assessment with our Audit Committee.

Our management identified two material weaknesses in internal control over financial reporting as of December 31, 2010. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Implementation of Our Policy on Compliance with Laws

In connection with our special committee’s investigation, our management identified a material weakness in our internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws as of December 31, 2010. Our conclusion that we have this material weakness in our internal control over financial reporting is not based on quantified misstatements in our historical financial statements or our financial statements as of and for the period ended December 31, 2010, but instead on the determination that we did not design or maintain sufficient policies, procedures, controls, communications or training to mitigate the risk of violations of law, including the FCPA.

We do not presently anticipate that the material weakness in our internal control over financial reporting as of December 31, 2010, identified in this section, will have any material effect on our prior years previously reported financial results or our financial results for our fiscal year ended December 31, 2010.

The deficiencies contributing to this material weakness in our internal control over financial reporting as of December 31, 2010, are as follows:

Inadequate Entity-Level Controls

As of December 31, 2010, we identified a number of entity-level control deficiencies that relate both to the design and to the operating effectiveness of our internal controls and include:

•

While our procedures for approval of expenses or expense reimbursement required documentation supporting such reimbursements, this documentation in certain instances was inadequate and the review of that supporting documentation was inadequate to ensure consistent application of policies on reimbursement;

•

Our lack of sufficiently detailed written guidelines regarding reimbursement to physicians for attendance at medical and scientific conferences or other events, gifts and on compliance with laws, including a detailed training program;

•

Our lack of an entity level pre-approval policy administered by appropriate personnel, in particular for the reimbursement of third party gifts, travel expenses, honoraria and sponsorship including expenses for attendance at medical and scientific conferences or other events; and

•	Our failure to adequately monitor and test our training, approval and other controls over compliance with laws.

Remediation

During the first quarter of fiscal 2011, we undertook or initiated several measures to address the above deficiencies, including the following measures, which we believe will remediate the material weakness:

•

Our initiation of more in-depth, Company-wide, comprehensive training of our personnel in the requirements of the FCPA and other laws, including training with respect to those areas of our operations that are most likely to raise FCPA compliance concerns;

•

Our adoption of a policy regarding the pre-approval of expenses for, or reimbursement of third parties for, certain travel expenses and sponsorship of attendance at medical, scientific or other events including review by our Compliance Officer or designee of these expenses;

•

Our determination to adopt and begin the process of implementing more detailed guidelines on gifts, reimbursement to doctors for attendance at medical and scientific or other events and on compliance with laws;

•

Our identification of the need for more detail and back-up documentation for expense approvals or reimbursement requests relating to various expenses including third-party gifts, travel expenses, honoraria and sponsorship of attendance at medical, scientific or other events and our decision to implement at least two additional policies regarding these matters;

•

Our determination to implement regular evaluation by management of the effectiveness and sufficiency of our controls, guidelines and procedures relating to our policy on compliance with laws and regulations.

Accounting for Income Taxes

In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we have also identified a material weakness in the Company’s internal controls over financial reporting for income taxes. The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that tax exposures were correctly calculated and recorded. Specifically, our process of identifying and evaluating our foreign uncertain tax positions and related reserves were not designed effectively to provide for adequate and timely identification and recognition of income tax expense in accordance with U.S. GAAP, and there was a reasonable possibility that a material misstatement would not be prevented or detected in the consolidated financial statements. This material weakness resulted in errors in the provision for income tax, current liabilities and footnotes of our condensed consolidated financial statements.

The principal deficiencies contributing to the material weakness in internal controls over financial reporting for income taxes as of December 31, 2010, are as follows:

•	Our requirements for supporting documentation related to expenses deducted on foreign tax returns were not sufficiently clear to ensure the deductibility of all such expenses; and

•

We do not have a process for evaluating changes that may be impacted by the international tax environment, where such changes may result in a significant or material increase of our foreign uncertain tax positions and related reserves.

Remediation

We plan to initiate several measures to address the above deficiencies, including the following measures, which we believe will remediate the material weakness:

•

Revision of existing policies and procedures related to documentation of expenses to ensure that documentation is sufficiently clear to ensure that all such expenses will meet the more likely than not threshold of the foreign tax authorities; and

•

Establishing a process for evaluating changes that may be impacted by the international tax environment, where such changes may result in a significant or material increase of our foreign uncertain tax positions and related reserves.

Ernst & Young LLP, an independent registered public accounting firm, has audited and issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and, based on that audit, issued an adverse opinion, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited SciClone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SciClone Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment, management has identified material weaknesses in controls related to its process for ensuring compliance with laws and regulations and in its process for income taxes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 31, 2011 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sciclone Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California

March 31, 2011

Changes in Internal Controls

Except as discussed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended) that was identified in connection with the evaluation thereof that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Please see the discussion above in “Management’s Annual Report on, and Changes in, Internal Control over Financial Reporting” with respect to remediation efforts we implemented subsequent to December 31, 2010.

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

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our compensation plans in effect as of December 31, 2010 (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1995 Equity Incentive Plan(1)	626	$5.17	—
1995 Nonemployee Director Stock Option Plan(1)	200	6.15	—
SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan	—	—	566
2004 Outside Directors Stock Option Plan	1,340	2.72	425
2005 Equity Incentive Plan	5,295	2.32	3,679
Equity compensation plans not approved by security holders:	—	—	—

Total	7,461	$2.93	4,670

(1)	Although the 1995 Equity Incentive Plan and 1995 Nonemployee Director Stock Option Plan have expired, the outstanding stock options relating to them are fully valid.

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

Item 15 (a).    The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8, Part II on pages 55-79 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2010.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

The following schedule required to be filed by Item 8 of this form and Item 15(d) is contained on page 92 of this Report:

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2010.

All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Refer to Item 15(b) below.

Item 15 (b).    Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(15)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(1)	Bylaws.

4.9(14)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(2)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

Exhibit Number	Description

10.2(2)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.3(13)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.4(13)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.5(7)**	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

10.6(8)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.7(3)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.8(4)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.9(6)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

10.10(10)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.11(10)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.12(5)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.13(5)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.14(9)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.15(11)**	Amendment to Offer Letter dated as of February 24, 2006 by and between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid including offer letter dated May 21, 2001 between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid as Exhibit A thereto.

10.16(12)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.17(12)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.18(16)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.

10.19(17)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Gary Titus, dated as of November 21, 2008 and effective as of December 8, 2008.

Exhibit Number	Description

10.20(18)	Settlement Agreement between Sigma-Tau Finanziaria, S.p.A. and SciClone Pharmaceuticals, Inc. dated March 30, 2009.

10.21(18)	Letter Agreement related to Thymosin Alpha 1 between SciClone Pharmaceuticals, Inc. and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A., dated March 30, 2009.

10.22(19)**	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.23(19)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.24(20)**	Change of Control Agreement between Mr. Gary Titus and SciClone Pharmaceuticals, Inc. dated December 8, 2008.

10.25(23)**	Description of Executive Incentive Plan.

10.26(22)	Loan and Security Agreement by and among SciClone Pharmaceuticals International Ltd., Sciclone Pharmaceuticals International China Holding Ltd., and Silicon Valley Bank, dated as of October 1, 2010.

10.27(21)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.

10.28(24)	Assignment and Purchase of Intellectual Property Rights Agreement by and among Edward T. Wei, Cragmont Pharmaceuticals, LLC, and certain Russian Inventors and Russian Companies and SciClone Pharmaceuticals, Inc., dated as of December 28, 2010.

10.29(24)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.

10.30(24)**	Executive Severance Agreement between Gary Titus and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.31(24)**	Executive Severance Agreement between Hans P. Schmid and SciClone Pharmaceuticals, Inc. effective June 14, 2010.

10.32(24)**	Executive Severance Agreement between Israel Rios, M.D. and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.33(24)**	Amendment No. 2 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.34(24)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.35(24)**	Amendment No. 1 to Change of Control Agreement between Gary S. Titus and SciClone Pharmaceuticals, Inc. effective July 9, 2010.

10.36(24)**	Amendment No. 1 to Change of Control Agreement between Hans P. Schmid and SciClone Pharmaceuticals, Inc. effective July 9, 2010.

10.37(24)**	Amendment No. 1 to Change of Control Agreement between Israel Rios, M.D. and SciClone Pharmaceuticals, Inc. effective July 9, 2010.
14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(24)	Subsidiaries of Registrant.

23.1(24)	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description

24.1(24)	Power of Attorney. See page 91.

31.1(24)	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2(24)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(24)	Section 1350 Certification of Principal Executive Officer.

32.2(24)	Section 1350 Certification of Principal Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 20, 2000.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 1, 2008.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2008.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2009.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009.

(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010.

(22)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010.

(23)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 16, 2010.

(24)	Filed herewith.

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

Date: March 31, 2011

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

Signature	Title	Date

/S/ FRIEDHELM BLOBEL, PH.D. (Friedhelm Blobel, Ph.D.)	President and Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2011

/S/ GARY S. TITUS (Gary S. Titus)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/S/ ROBERTO CAMERINI, M.D. (Roberto Camerini, M.D.)	Director	March 31, 2011

/S/ RICHARD J. HAWKINS (Richard J. Hawkins)	Director	March 31, 2011

/S/ TREVOR M. JONES, PH.D. (Trevor M. Jones, Ph.D.)	Director	March 31, 2011

/S/ IRA D. LAWRENCE, M.D. (Ira D. Lawrence. M.D.)	Director	March 31, 2011

/S/ GREGG A. LAPOINTE (Gregg A. Lapointe)	Director	March 31, 2011

/S/ JON S. SAXE (Jon S. Saxe)	Chairman of the Board of Directors	March 31, 2011

/S/ DEAN S. WOODMAN (Dean S. Woodman)	Director	March 31, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

SCICLONE PHARMACEUTICALS, INC.

Accounts Receivable Allowances for Uncollectible Accounts (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions for Amounts Recovered	Deductions for Amounts Written Off	Balance at End of Period
Year Ended December 31, 2010	$—	$—	$—	$—	$—
Year Ended December 31, 2009	$—	$—	$—	$—	$—
Year Ended December 31, 2008	$15	$—	$(15)	$—	$—

INDEX TO EXHIBITS

Exhibit Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(15)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(1)	Bylaws.

4.9(14)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(2)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.2(2)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.3(13)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.4(13)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.5(7)**	Change in Control Agreement between the Company and Hans P. Schmid dated as of April 22, 2003.

10.6(8) **	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.7(3)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.8(4)*	Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Industrie Farmadeutiche Riunite S.p.A. dated as of March 3, 2000.

10.9(6)*	Amendment No. 1 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement by and between the Company and Sigma-Tau Farmadeutiche Riunite S.p.A. dated as of December 19, 2001.

10.10(10)*	Amendment No. 2 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 20, 2004.

10.11(10)*	Amendment No. 3 to the Expanded and Amended Thymosin Alpha 1 License, Distributorship and Supply Agreement between the Registrant and Sigma-Tau Industrie Farmacetiche Riunite S.p.A., dated May 21, 2004.

10.12(5)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.13(5)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.14(9)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

Exhibit Number	Description
10.15(11)**	Amendment to Offer Letter dated as of February 24, 2006 by and between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid including offer letter dated May 21, 2001 between SciClone Pharmaceuticals International, Ltd. and Hans P. Schmid as Exhibit A thereto.

10.16(12)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.17(12)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.18(16)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.

10.19(17)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Gary Titus, dated as of November 21, 2008 and effective as of December 8, 2008.

10.20(18)	Settlement Agreement between Sigma-Tau Finanziaria, S.p.A. and SciClone Pharmaceuticals, Inc. dated March 30, 2009.

10.21(18)	Letter Agreement related to Thymosin Alpha 1 between SciClone Pharmaceuticals, Inc. and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A., dated March 30, 2009.

10.22(19)**	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.23(19)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.24(20)**	Change in Control Agreement between Mr. Gary Titus and SciClone Pharmaceuticals, Inc. dated December 8, 2008.

10.25(23)**	Description of Executive Incentive Plan.

10.26(22)	Loan and Security Agreement by and among SciClone Pharmaceuticals International Ltd., Sciclone Pharmaceuticals International China Holding Ltd., and Silicon Valley Bank, dated as of October 1, 2010.

10.27(21)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.

10.28(24)	Assignment and Purchase of Intellectual Property Rights Agreement by and among Edward T. Wei, Cragmont Pharmaceuticals, LLC, and certain Russian Inventors and Russian Companies and SciClone Pharmaceuticals, Inc., dated as of December 28, 2010.

10.29(24)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.

10.30(24)**	Executive Severance Agreement between Gary Titus and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.31(24)**	Executive Severance Agreement between Hans P. Schmid and SciClone Pharmaceuticals, Inc. effective June 14, 2010.

10.32(24)**	Executive Severance Agreement between Israel Rios, M.D. and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.33(24)**	Amendment No. 2 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

Exhibit Number	Description
10.34(24)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.35(24)**	Amendment No. 1 to Change of Control Agreement between Gary S. Titus and SciClone Pharmaceuticals, Inc. effective July 9, 2010.

10.36(24)**	Amendment No. 1 to Change of Control Agreement between Hans P. Schmid and SciClone Pharmaceuticals, Inc. effective July 9, 2010.

10.37(24)**	Amendment No. 1 to Change of Control Agreement between Israel Rios, M.D. and SciClone Pharmaceuticals, Inc. effective July 9, 2010.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(24)	Subsidiaries of Registrant.

23.1(24)	Consent of Independent Registered Public Accounting Firm.

24.1(24)	Power of Attorney. See page 91.

31.1(24)	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2(24)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(24)	Section 1350 Certification of Principal Executive Officer.

32.2(24)	Section 1350 Certification of Principal Financial Officer.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 20, 2000.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2006.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 1, 2008.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2008.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2009.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009.

(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010.

(22)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010.

(23)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 16, 2010.

(24)	Filed herewith.