Form 10-K/A
period 2010-12-31
SCICLONE PHARMACEUTICALS INC
filed 2011-05-02
CIK 880771

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

As of March 29, 2011, there were 48,040,125 shares of the Registrant’s Common Stock outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2010 as originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “Original Filing”). We are filing this Amendment solely to include the information in Part III, Items 10 through 14. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Form 10-K have been amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act.

Except as described above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings made with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the name, age and background for each of our current directors:

Name of Nominee	Age	Principal Occupation	Director Since

Jon S. Saxe	74	Chairman of the Board, SciClone Pharmaceuticals; Inc.; Former President, PDL BioPharma, Inc. (formerly Protein Design Labs, Inc.); Former Vice President, Hoffmann-LaRoche, Inc.	2000

Peter Barrett	58	Partner, Atlas Venture	2011

Friedhelm Blobel, Ph.D.	62	President and Chief Executive Officer, SciClone Pharmaceuticals, Inc.	2006

Roberto Camerini, M.D.	47	Head of Clinical Research – Worldwide Drug Development, Sigma-Tau Industrie Farmaceutiche Riunite S.p.A	2009

Richard J. Hawkins	62	Chairman of the Board, President and Chief Executive Officer, id2, Inc.	2004

Trevor M. Jones, Ph.D.	68	Independent Consultant; Professor	2009

Gregg A. Lapointe	52	Chief Executive Officer, Sigma-Tau Pharmaceuticals, Inc.	2009

Ira D. Lawrence, M.D.	58	Senior Vice President, Research and Development, Medicis Pharmaceuticals, Inc.	2005

Mark Lotter	47	Chief Executive Officer, China Operations	2011

Dean S. Woodman	82	Founder, Robertson Stephens; Former Managing Director, ING Barings	2000

Jon S. Saxe, was elected to Chairman of SciClone’s Board of Directors in July 2009 and has served as a Director since August 2000. Mr. Saxe was President of PDL BioPharma, Inc. (formerly Protein Design Labs, Inc.) (NASDAQ: PDLI) from 1995 to early-1999. From 1993 to 1995, Mr. Saxe was President of Saxe Associates, Inc., consultants to venture capital firms and biotechnology, diagnostic, and pharmaceutical companies. He was the President and CEO of Synergen, Inc., a biotechnology company, from 1989 to 1993. Mr. Saxe is former Vice President, Licensing and Corporate Development and Head of Patent Law for Hoffmann-LaRoche Inc., where he worked for almost 30 years. Mr. Saxe received his J.D. from George Washington University School of Law and his LL.M. from New York University School of Law. He serves as a director of other public and private companies, including Durect Corporation (NASDAQ: DRRX). Mr. Saxe has experience across a wide range of functions in the pharmaceutical industry including legal, business development and operational experience. He also has broad experience as a Board member in our industry including experience as an audit committee, compensation committee and governance committee member.

Peter Barrett has served as a Director since April 2011. He has been a Partner in the Life Sciences group at Atlas Venture since 2002. Prior to joining Atlas, he was a co-founder, Executive Vice President and Chief Business Officer of Celera Genomics. Prior to Celera, he held senior management positions at The Perkin-Elmer Corporation, most recently serving as Vice President, Corporate Planning and Business Development. He serves as a director of other public and private companies, including Helicos Biosciences Corporation (HLCS), and was a member of the Board of Directors of NovaMed Pharmaceuticals, Inc. (“NovaMed”) prior to its acquisition by SciClone. Mr. Barrett is currently Vice Chairman of the Advisory Council of the Barnett Institute of Chemical and Biological Analysis at Northeastern University, as well as Adjunct Professor at the Barnett Institute. He also serves as President of the Autism Consortium, a non-profit institution. Mr. Barrett received his Ph.D. in Analytical Chemistry from Northeastern University. Mr. Barrett brings to the Board the perspective of an investor in the Life Sciences area as well as substantial operating experience and a deep knowledge of the life sciences industry.

Friedhelm Blobel, Ph.D. has served as our President, Chief Executive Officer and as a Director since June 2006. From July 2000 to 2006, Dr. Blobel was President, CEO and a Director of Gryphon Therapeutics, Inc., a South San Francisco based biopharmaceutical company. Prior to joining Gryphon Therapeutics in July 2000, Dr. Blobel spent more than two decades as an executive with the Hoechst Group and the Boehringer Mannheim Group including responsibilities in the areas of diabetes and in vitro diagnostics. His roles at these companies included Group President of several product divisions, Chief Technology Officer and General Manager in Tokyo, Japan of a marketing and sales joint venture between Boehringer and Yamanouchi Pharmaceuticals (now Astellas Pharma, Inc.), Senior Vice President of Research and Development Diabetes and Patient Care in Mannheim, Germany as well as in Indianapolis, Indiana. Dr. Blobel earned his doctorate degree (“Dr.rer.nat.”; a Ph.D. equivalent) with a dissertation in Biochemistry and Microbiology from the University of Hohenheim, Germany and holds an advanced degree in Chemistry from the University of Stuttgart, Germany. Dr. Blobel has spent his entire career in the pharmaceutical and biotechnology industry and brings to the Board experience in general management, research and development, and product marketing and distribution.

Roberto Camerini, M.D. has served as a Director since March 2009. Dr. Camerini has served since April 2000 as the Head of Clinical Research II – Worldwide Drug Development for Sigma-Tau Industrie Farmaceutiche Riunite S.p.A., a wholly-owned subsidiary of Sigma-Tau Finanzaria S.p.A., a privately-held pharmaceutical company based in Italy. From 1993 to 1998, Dr. Camerini served as Project Leader Clinical Pharmacology for Serono S.p.A and from 1991 to 1993 as Medical Researcher for Abbott Laboratories S.pA. He is a co-founder of, and has served as a member of the Board of Directors of, the Italian Network for Tumor Biotherapy since 2005. Dr. Camerini has a degree cum laude in medicine and an advanced degree in liver and metabolic diseases, both from Sapienza University of Rome, Italy. Dr. Camerini brings to the Board extensive experience in research and development, including with respect to the drug thymasin alpha-1, and in the oversight of clinical development programs.

Richard J. Hawkins has served as a Director since October 2004. Mr. Hawkins served as the Chairman and CEO of LabNow, Inc., a privately-held company he founded in September 2003 that develops lab-on-a-chip sensor technology to be used in point-of-care diagnostic testing systems. From 1994 to 2000, Mr. Hawkins co-founded Corning BioPro, a protein contract manufacturing firm. From 1992 to 2000, Mr. Hawkins co-founded and served as Chairman of Sensus Drug Development, which developed and received regulatory approval for SOMAVERT®, a growth hormone antagonist approved for the treatment of acromegaly and now marketed by

Pfizer in both the United States and Europe. In 1982, Mr. Hawkins founded Pharmaco, a clinical research organization (CRO) that in 1991 was merged with the predecessor of PPD-Pharmaco, one of the largest CROs in the world today. Mr. Hawkins graduated cum laude with a B.S. in Biology from Ohio University. Mr. Hawkins is an entrepreneur who has formed, financed and operated multiple ventures in the pharmaceutical industry and he brings substantial experience to the Board in clinical development as well as the management of growing enterprises.

Trevor M. Jones, Ph.D., C.B.E. has served as a Director since March 2009. Prof. Jones served as the Director General of the Association of the British Pharmaceutical Industry, or ABPI, an association representing the interests of approximately 75 British and international pharmaceutical companies, from 1994 through his retirement in August 2004. From 1987 to 1994, Prof. Jones was a main board director at Wellcome plc, which subsequently merged to ultimately become GlaxoSmithKline plc. Prof. Jones was recognized in the Queen’s Honors List and holds the title of Commander of the British Empire. He is also a fellow of the Royal Society of Chemistry, a fellow of the Royal Society of Medicine, a fellow of the Royal Pharmaceutical Society, an honorary fellow of the Royal College of Physicians and of its Faculty of Pharmaceutical Medicine and an honorary fellow of the British Pharmacological Society. Prof. Jones is Chairman of the board of directors of ReNeuron Group plc, a UK-based adult stem cell research and development company. He is a board member of Allergan, Inc. (NYSE: AGN), a multi-specialty healthcare company, Merlin Biosciences’ Fund II, a specialized venture investor in life sciences companies, Sigma-Tau Finanziaria S.p.A. an Italian pharmaceutical company, Synexus Ltd., a clinical study recruitment and management specialist organization, and Verona Pharma plc, a biotechnology company dedicated to research in respiratory diseases. Prof. Jones is a founder of the Geneva-based public-private partnership, Medicines for Malaria Venture and a founder and board member of the UK Stem Cell Foundation. He received his bachelor of pharmacy degree and Ph.D. from the University of London and is currently a visiting professor at King’s College, London. Prof. Jones brings to the Board over 40 years experience in multiple aspects of the pharmaceutical industry including in research and development as well as regulatory and governance matters.

Gregg Anthony Lapointe has served as a Director since March 2009. Mr. Lapointe has served as Chief Executive Officer of Sigma-Tau Pharmaceuticals, Inc., the U.S. wholly-owned subsidiary of Sigma-Tau Finanziaria S.pA., since April 2008. He served as Chief Operating Officer of Sigma-Tau Pharmaceuticals, Inc. from November 2003 to March 2008. Mr. Lapointe is a Certified Public Accountant in the United States and a Chartered Accountant in Canada. He holds a Bachelor of Commerce degree from Concordia University of Montreal, a Graduate Diploma in Public Accountancy from McGill University of Montreal and an M.B.A. from Duke University. Mr. Lapointe also serves on the Boards of Directors of Soligenix, Inc, the Pharmaceutical Research and Manufacturers of America (PhRMA) and on the corporate council of the National Organization for Rare Disorders (NORD). Mr. Lapointe has substantial experience in finance and management, including operational experience as the CEO of a pharmaceutical development and sales organization.

Ira D. Lawrence, M.D., has served as a Director since June 2005. Dr. Lawrence is Chief Medical Officer and Senior Vice President of Research and Development at Medicis Pharmaceutical Corporation (NYSE: MRX). From June 2005 until May 2006, Dr. Lawrence served as our President and Chief Executive Officer. From 1995 to 2005, Dr. Lawrence was employed with Fujisawa Healthcare, Inc. (subsequently merged with Yamanouchi Pharmaceutical Co. to form Astellas Pharma, Inc.), most recently as Senior Vice President of Research and Development. From 1993 to 1995, Dr. Lawrence served as Vice President of Research and Development at GenDerm Corporation. Dr. Lawrence was the Associate Director of Clinical Studies, Immunology at Fujisawa Healthcare, Inc. from 1991 to 1993. Prior to 1991, Dr. Lawrence practiced internal medicine and allergy/clinical immunology, most recently as the Assistant Chief of Staff at the Veterans Administration Lakeside Medical Center and Assistant Professor at Northwestern University Medical School. Dr. Lawrence earned his M.D. degree, from the Hahnemann Medical College (now Drexel University College of Medicine) and his B.A. from Temple University. Dr. Lawrence completed his internship and residency in internal medicine at Northwestern University and his fellowship at the Division of Allergy and Clinical Immunology at the Johns Hopkins University School of Medicine. In addition to his experience as a physician, Dr. Lawrence has almost two decades of clinical development experience in the pharmaceutical industry.

Mark Lotter, has served as a Director and as our Chief Executive Officer, China Operations, since April 2011. Mr. Lotter previously served as the President and Chief Executive Officer, and a director, of NovaMed, which was acquired by the Company on April 18, 2011. Prior to founding NovaMed in 2005, Mr. Lotter was Vice President of Commercial Operations for AstraZeneca China. Prior to AstraZeneca China, Mark was CEO of Aspen

Pharmacare, one of the top 20 generic manufacturers worldwide and Africa’s largest pharmaceutical manufacturer, in South Africa and then in Europe. Mr. Lotter holds a B.S. in Pharmaceutical Sciences from the University of Natal, and an M.B.A. from the University of South Africa. Mr. Lotter has lived in China for approximately nine years while founding and operating NovaMed and brings to the Board in-depth experience with the Chinese pharmaceutical market and the operation of a specialty pharmaceutical company in China.

Dean S. Woodman was elected Chairman of our Board of Directors in February 2005 and served in that capacity until July 2009, and has been a Director since August 2000. Mr. Woodman was an investment banker for over four decades. From July 1989 to June 1999, he was a Managing Director of Furman Selz, an investment banking firm acquired in 1999 by ING Barings L.L.C. Mr. Woodman was a Managing Director in the investment banking group of Hambrecht & Quist (now JPMorgan Chase) from October 1984 to March 1988. He was a founding partner of Robertson Colman Stephens & Woodman, an investment banking firm, in 1978, and of Woodman Kirkpatrick & Gilbreath, an investment banking firm, in 1982. Mr. Woodman worked in the investment banking division of Merrill Lynch for 23 years where he spent 16 years as director of West Coast corporate finance until 1978. He is currently a director of both MarineMax, Inc. (NYSE: HZO) and Medallion Bank, a wholly-owned subsidiary of Medallion Financial Corp (NASDAQ: TAXI). Dean Woodman’s career was as an investment banker. He brings substantial experience to the Board regarding finance matters particularly for emerging growth companies.

Executive Officers

The following table sets forth the name, age and title for each of our executive officers:

Name	Age	Title
Friedhelm Blobel, Ph.D.	62	President and Chief Executive Officer, Director

Gary S. Titus	51	Chief Financial Officer and Senior Vice President, Finance

Hans P. Schmid	59	President and Managing Director, SciClone Pharmaceuticals, International, Ltd.

Mark Lotter	47	Chief Executive Officer, SciClone Pharmaceuticals China Operations; Director

Israel Rios, M.D.	64	Chief Medical Officer and Senior Vice President, Medical Affairs

Friedhelm Blobel, Ph.D. is one of our directors as well as our President and Chief Executive Officer, and, as such, his biographical information is included above under “Directors.”

Gary S. Titus has served as our Chief Financial Officer and Senior Vice President, Finance since December 2008. Prior to joining SciClone, Mr. Titus served as Senior Vice President of Finance and Chief Financial Officer at Kosan Biosciences, Incorporated, which was acquired by Bristol-Myers Squibb Company in June 2008, from September 2006 until September 2008. From 2003 to 2006, Mr. Titus was with Nuvelo, Inc. and served as Chief Financial Officer and Vice President from October 2005 to September 2006. Mr. Titus has also held positions at life sciences companies including Metabolex, Inc., Intrabiotics Pharmaceuticals, Inc., and LifeScan, Inc., a division of Johnson & Johnson. Mr. Titus holds a Bachelors of Science degree in Accounting from the University of South Florida and a Bachelor of Science degree in Finance from University of Florida and is a Certified Public Accountant. He also completed the Global BioExecutive Program at UC Berkeley’s Haas School of Business, Stanford Law School Director’s College, and is a member of several professional organizations.

Hans P. Schmid is the President and Managing Director of SciClone Pharmaceuticals International, Ltd. and has been with SciClone since 2001. Mr. Schmid was Chief Financial Officer from December 1999 to April 2001 for Questcor Pharmaceuticals, Inc. (NASDAQ: QCOR), a specialty pharmaceutical company, and Senior Vice President, International Business Development from February 1997 to September 1999 for Oread, Inc., a contract pharmaceutical company. From 1985 to 1997 he worked at Syntex Corporation as Vice President of Finance and Administration for Pharmaceutical Operations Asia/Pacific region and at F. Hoffmann-LaRoche as Senior Vice President, Finance and Head of Administrative Services for Roche Bioscience. Previously he held financial and operational positions with Itel Corporation in Germany, Japan, England and the U.S. Mr. Schmid holds a Bachelors of Arts in General Business Administration from the Commercial Trade School, Lucerne, Switzerland.

Mark Lotter is one of our directors as well as our Chief Executive Officer for the Company’s China Operations and, as such, his biographical information is included above, under “Directors.”

Israel Rios, M.D. has served as our Senior Vice President, Medical Affairs and Chief Medical Officer since October 2005. From 2003 to 2005 he served as Vice President of Clinical Affairs for Dendreon Corporation, a biotechnology company. From 1993 to 2002, Dr. Rios was at Berlex Laboratories (the U.S. affiliate of Schering AG of Germany) most recently as Vice President of Oncology Development. From 1984 to 1993, Dr. Rios was Director of Anti-Infective Clinical Research at Marion Merrell Dow, Inc. where he directed the clinical development and helped manage the New Drug Application submissions of several anti-infective products. From 1978 to 1984, Dr. Rios held several positions at Bristol-Myers Company, most recently as Director of Clinical Research. Dr. Rios earned his M.D. degree at the Central University of Venezuela. He completed his internship and residency in internal medicine at Mount Sinai Hospital in Hartford, Connecticut, and his fellowship in infectious diseases at Hartford Hospital in Hartford, Connecticut.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the forms furnished to it and written representations from certain reporting persons, we believe that all filing requirements applicable to its executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with during 2010.

Code of Conduct

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

Audit Committee

We have a separately designated standing audit committee established by the Board. The members of the Audit Committee during 2010 were Mr. Saxe (chairman), Mr. Hawkins and Mr. Woodman. Each member of the Audit Committee during 2010 was independent for purposes of both the NASDAQ Marketplace Rules and the rules and regulations of the SEC, as they apply to audit committee members. The Board of Directors has determined that Mr. Woodman is an audit committee financial expert, as defined in the rules and regulations of the SEC.

Under the terms of its written charter, the Audit Committee:

•

Retains our independent registered public accounting firm, reviews their independence and oversees their audit work, reviews and pre-approves the planned scope of our annual audit and the terms of engagement for audit and non-audit services;

•	Reviews the financial reports and other financial information provided to the public;

•

Reviews the adequacy of disclosure controls and internal controls and procedures for financial reporting, reviews our critical accounting policies, reviews significant judgments made in the preparation of our financial statements; and

•	Reviews and approves any related party transactions.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2010, 2009 and 2008 by our Chief Executive Officer, any individual who served as our Chief Financial Officer or principal financial officer or a similar position and our other most highly-compensated executive officers. Our Compensation Committee has not finalized its determinations regarding bonuses payable for services in fiscal 2010.

2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($) (4)	Total ($)
Friedhelm Blobel, Ph.D.	2010	462,000	—	549,205		14,564
President and Chief Executive Officer (Principal Executive Officer)	2009	442,000	—	369,117	176,800	14,564	1,002,481
	2008	442,000	—	485,288	439,470	13,814	1,380,572

Gary S. Titus (5)	2010	353,600	—	68,470		12,242
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	2009	340,000	—	23,879	120,000	12,242	496,121
	2008	17,925	25,000	421	—	44	43,390

Hans P. Schmid	2010	330,800	—	184,564		22,452
President and Managing Director, SciClone Pharmaceuticals International Ltd.	2009	318,000	—	86,982	100,000	13,322	518,304
	2008	318,000	—	110,720	140,000	12,572	581,292

Israel Rios, M.D.	2010	328,900	—	87,559		14,564
Senior Vice President, Medical Affairs & Chief Medical Officer	2009	316,128	—	89,171	85,000	14,564	504,863
	2008	316,128	—	83,172	100,000	13,814	513,114

(1)	Reflects annual base salary for 2010, 2009 and 2008 respectively, and includes amounts (if any) deferred at the Named Executive Officer’s option under our 401(k) plan.
(2)	The amounts shown are the compensation costs recognized in our financial statements for 2008, 2009 and 2010 related to grants of stock options to each Named Executive Officer in 2008, 2009 and 2010 and prior years, to the extent we recognized compensation cost in 2008, 2009 or 2010 for such awards in accordance with the provisions of SFAS 123R, excluding the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions used in the SFAS 123R calculations, see Note 1 of Notes to Consolidated Financial Statements, “The Company and Summary of Significant Accounting Policies — Stock-Based Compensation” and Note 13 “Stock Award Plans” and “Stock-Based Compensation” in Part II, Item 8 of our Original Filing for the year ended December 31, 2010. Details regarding dates, amounts and exercise prices of option grants made during 2010 are contained in “Grants of Plan Based Awards” in this Form 10-K/A.
(3)	Reflects incentive cash compensation paid to our executive officers under our executive incentive plan, earned for performance in the year indicated, although such non-equity incentive plan compensation is generally paid in the year following performance. Performance-based bonuses are generally paid under our executive incentive plan and reported as Non-Equity Incentive Plan Compensation. Except as otherwise noted, amounts reported as Bonus represent discretionary bonuses awarded by the Compensation Committee in addition to the amount (if any) earned under our executive incentive plan. Our Compensation Committee has not finalized its determinations regarding bonuses payable for services in fiscal 2010. See “Compensation Disclosure and Analysis-Overview”. When such determinations are made we will disclose the amounts and further information regarding the determination of the amounts on a Form 8-K to be filed with the SEC.
(4)	Reflects all other compensation paid in 2010, 2009 and 2008 respectively. “All other compensation” included during:

2010:

•	Dr. Blobel: $11,000 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums;

•	Mr. Titus: $11,000 for matching contributions under our 401(k) plan and $1,242 for life insurance premiums;

•	Mr. Schmid: $11,000 for matching contributions under our 401(k) plan, $2,322 for life insurance premiums, and $9,130 for travel reimbursement for his spouse;

•	Dr. Rios: $11,000 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums;

2009:

•	Dr. Blobel: $11,000 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums;

•	Mr. Titus: $11,000 for matching contributions under our 401(k) plan and $1,242 for life insurance premiums;

•	Mr. Schmid: $11,000 for matching contributions under our 401(k) plan and $2,322 for life insurance premiums;

•	Dr. Rios: $11,000 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums;

2008:

•	Dr. Blobel: $10,250 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums;

•	Mr. Titus: $44 for life insurance premiums;

•	Mr. Schmid: $10,250 for matching contributions under our 401(k) plan and $2,322 for life insurance premiums;

•	Dr. Rios: $10,250 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums; and

(5)	For 2008, Mr. Titus’ bonus amount of $25,000 reflects a sign-on bonus payment for joining SciClone.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock and option awards and other plan-based awards, including non-equity incentive awards, granted during the fiscal year ended December 31, 2010 to our Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options(#) (2)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Friedhelm Blobel, Ph.D.
Bonus Plan	2/24/2010	—	231,000	346,500
Long Term Incentive Plan	4/7/2009	—	450,000	450,000
Option Award	3/5/2010				300,000	3.55	648,750

Gary S. Titus
Bonus Plan	2/24/2010	—	123,760	185,640
Option Award	3/5/2010				100,000	3.55	216,250

Hans P. Schmid
Bonus Plan	2/24/2010	—	115,780	173,670
Option Award	3/5/2010				80,000	3.55	173,000

Israel Rios, M.D.
Bonus Plan	2/24/2010	—	115,115	172,673
Option Award	3/5/2010				80,000	3.55	173,000

(1)	We award bonuses pursuant to an annual executive incentive plan, which provides for the award of annual cash bonuses based upon achievement of objectives established by the Compensation Committee at the beginning of each fiscal year. The actual amount paid as of the date of this filing to each Named Executive Officer for the fiscal years ended December 31, 2008, 2009 and 2010 is set forth in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Our Compensation Committee has not finalized its determinations regarding bonuses payable for services in fiscal 2010.

Under our executive incentive plan, cash bonuses are paid to executive officers based upon achievement of corporate and individual objectives. The performance of executive officers is measured against achievement of these objectives after the fiscal year ends. Achievement of target for each measure represents performance entitling the executive officer to payment of the full target bonus established as a percentage of such officer’s base salary for the fiscal year; performance that is evaluated as being less than or greater than target results in a increase or decrease, as applicable, in amount of bonus payable to such officer. The maximum total bonus payable to each executive officer shall not exceed 150% of such target amount. There is no minimum performance required before bonuses are payable; accordingly there are no thresholds under the plan. On April 7, 2009, the Compensation Committee approved a Long Term Incentive Plan (“LTIP”) for Dr. Blobel for the fiscal years ending December 31, 2009, 2010 and 2011 with a maximum aggregate target amount at the end of the three year period of $450,000. Any payment under the LTIP at the end of the three year period is subject to the Compensation Committee’s assessment of the achievement of certain performance goals mutually established between the Compensation Committee and Dr. Blobel.

(2)	Amounts shown represent options issued under our 2005 Equity Incentive Plan. Contingent upon the executive’s continued employment, one-quarter of the options vest twelve months following the grant date and the balance vest monthly over the following three years. The exercise price for the options equals the closing price of our common stock on the date of grant. Each option has a maximum term of ten years. The options granted to all of our Named Executive Officers will vest on an accelerated basis upon the executive’s termination of employment under certain prescribed circumstances. Additional information regarding the vesting acceleration provisions applicable to equity awards granted to our Named Executive Officers is included in this Form 10-K/A under the heading “Potential Payments upon Termination or Change in Control.”
(3)	The dollar value of the options shown, represents the grant date fair value estimated using the Black-Scholes option pricing model to determine grant date fair value, in accordance with the provisions of SFAS 123R. For a discussion of valuation assumptions used in the SFAS 123R calculations, see Note 1 of Notes to Consolidated Financial Statements, “The Company and Summary of Significant Accounting Policies — Stock-Based Compensation” and Note 13 “Stockholders’ Equity — Stock Award Plans and Stock-Based Compensation” included in Part II, Item 8 of our Original Filing. The actual value, if any, that an executive may realize on each option will depend on the excess of the stock price over the exercise price on the date the option is exercised and the shares underlying such option are sold. There is no assurance that the actual value realized by an executive will be at or near the value estimated by the Black-Scholes model.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our Named Executive Officers as of December 31, 2010:

Outstanding Equity Awards at December 31, 2010

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Friedhelm Blobel, Ph.D. (2)	497,222	402,778	2.49	6/02/2016
	48,611	201,389	1.81	3/18/2018
	131,250	168,750	1.08	3/6/2019
	—	300,000	3.55	3/5/2020

Hans P. Schmid (3)	100,000	—	4.70	5/21/2011
	30,000	—	4.25	4/8/2012
	40,000	—	5.83	4/4/2013
	18,000	—	5.65	3/19/2014
	27,000	—	5.00	6/1/2014
	10,000	—	3.77	9/15/2014
	65,000	—	3.40	2/4/2015
	60,000	—	2.34	2/23/2016
	65,625	4,375	2.69	3/20/2017
	35,000	25,000	1.81	3/18/2018
	144,688	70,312	1.08	3/6/2019
	—	80,000	3.55	3/5/2020

Gary S. Titus (3)	87,500	37,500	0.95	12/16/2018
	—	100,000	3.55	3/5/2020

Israel Rios, M.D. (3)	50,000	—	4.80	10/10/2015
	45,000	—	2.34	2/23/2016
	32,813	2,187	2.69	3/20/2017
	68,750	31,250	1.81	3/18/2018
	28,438	101,562	1.08	3/6/2019
	—	80,000	3.55	3/5/2020

(1)	Except as otherwise noted, each option vests at the rate of 1/4 of the underlying shares on the first anniversary of the date of grant and 1/48 of the shares each month thereafter. Vesting may accelerate under certain circumstances for certain options, as described in “Potential Payments upon Termination or Change-in-Control” elsewhere in this “Executive Compensation” section of this Form 10-K/A.
(2)	Dr. Blobel was granted options subject to our standard vesting in addition to awards with time based vesting which varies from our standard vesting as described in “Elements of Our Compensation Program and How Each Element is Chosen — Long-Term Equity Incentives” elsewhere in this “Executive Compensation” section of this Form 10-K/A.
(3)	Mr. Schmid, Mr. Titus and Dr. Rios were granted options subject to our standard vesting in addition to awards with performance based vesting as described in “Elements of Our Compensation Program and How Each Element is Chosen — Long-Term Equity Incentives” elsewhere in this “Executive Compensation and Other Matters” section of this proxy statement.

Option Exercises and Stock Vested During Last Fiscal Year

Mr. Schmid exercised 55,000 options during 2010. No other options were exercised by our Named Executive Officers during 2010, and no shares of restricted stock granted to our Named Executive Officers vested during 2010.

The following is a summary of options exercised and stock vested during the fiscal year ended December 31, 2010 for each Named Executive Officer.

Option Exercises and Stock Vested

Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
Friedhelm Blobel, Ph.D.	—	—	—	—
Hans P. Schmid(1)	55,000	137,239	—	—
Gary S. Titus	—	—	—	—
Israel Rios, M.D.	—	—	—	—

(1)	Mr. Schmid paid consideration of $74,000 and $50,339 to the Company representing the exercise price and tax withholdings, respectively, related to the exercises.

Pension Benefits and Nonqualified Deferred Compensation Plans

We do not have any plans with any of the Named Executive Officers that provide for payments or other benefits at, following, or in connection with retirement. We do not have any defined contribution or other plan with any of the Named Executive Officers that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments upon Termination or Change-in-Control

We have entered into the following agreements that will require us to provide compensation to the respective Named Executive Officers in the event of a termination of employment or a change in control of SciClone:

Friedhelm Blobel, Ph.D.

In June 2006, we entered into with Dr. Blobel a Consulting Services Agreement, an Employment Agreement, a Change in Control Agreement (together, the “Blobel Agreements”). Dr. Blobel’s Change of Control Agreement and Employment Agreement were subsequently amended in April 2009. The Blobel Agreements provide in the event of a termination of his employment without “Cause”, as defined in the Change in Control Agreement, Dr. Blobel is entitled to, as severance, base salary for a period of 12 months following the date of termination, payable on our ordinary payroll dates and subject to compliance with Section 409A of the Tax Code, less applicable withholding, and certain health care benefits. In the event Dr. Blobel is subject to a “Constructive Termination” or termination without “Cause,” within one year following a “Change in Control” of SciClone (a “Change of Control Acceleration Event”), he will be entitled to (i) severance pay equal to one hundred fifty percent

(150%) of his annual base salary as in effect at the time of such termination, and if terminated prior to December 31, 2011, the product of $12,500 multiplied by the number of full calendar months worked since January 1, 2009, or if terminated after December 31, 2011 and Dr. Blobel’s LTIP Bonus has not already been paid to him, $450,000, payable within thirty (30) days and subject to compliance with Section 409A of the Tax Code, less applicable withholding, (ii) the immediate 100% vesting of any of his unvested options to purchase SciClone’s common stock so long as such option is subject to time-based vesting based upon Dr. Blobel’s continued service with SciClone and does not contain performance-based vesting whereby vesting is contingent upon the achievement of certain individual or corporate-based performance metrics, and (iii) the extension of the exercise period for any unexercised portion of all nonstatutory stock options held by him as at the date of such termination to be 12 months after the date of such termination. If Dr. Blobel voluntarily resigns or is terminated for Cause, he will not be entitled to any severance payment or acceleration of vesting of his unvested options.

In May 2010, the Compensation Committee re-examined certain aspects of the Blobel Agreements and determined that, in order to more closely match Dr. Blobel’s arrangements with those of similar officers at comparable companies, certain amendments to the Blobel Agreements were required.

Under the amendments to the Blobel Agreements:

•

In the event of a termination of his employment without “Cause,” Dr. Blobel will be entitled to receive a pro-rata portion through the date of such termination of the average of Dr. Blobel’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date and either (I) if terminated prior to December 31, 2011, the product of $12,500 multiplied by the number of full calendar months worked since January 1, 2009, or (II) if terminated after December 31, 2011 and Dr. Blobel’s LTIP Bonus has not already been paid to him, $450,000.

•

In the event of a Change of Control Acceleration Event, Dr. Blobel will be entitled to receive a separation bonus equal to the average of Dr. Blobel’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date.

•

Dr. Blobel held two option grants for an aggregate of 750,000 shares which provided for vesting in the future based upon SciClone’s common stock price attaining certain target prices within specified periods of time. The Board determined to change the vesting provisions of such outstanding but unvested stock options (the “Options”) such that 1/36th of Dr. Blobel’s unvested options shall vest monthly over a three year period, with initial vesting occurring on June 1, 2010. Such Options would also vest in the event of Change of Control Acceleration Event on the same terms as all executive officer options under the Company’s agreements with such officers.

Gary S. Titus

On November 21, 2008, we entered into an offer letter with Gary S. Titus regarding his employment as Chief Financial Officer and Senior Vice President, Finance. Under the offer letter, Mr. Titus will receive an annual base salary of $340,000 and be eligible for an annual cash incentive and other benefits that are generally provided to our executives. The annual cash bonus is targeted at 30% of his base salary and will be earned depending upon performance in relation to predetermined management objectives. Mr. Titus was also provided with a $25,000 sign-on bonus less applicable withholding tax. The offer letter also included an option grant of (i) 75,000 shares of our common stock to vest over a forty-eight month period and (ii) 75,000 shares of our common stock that will vest based on Mr. Titus’ achievement of business objectives. We also entered into a Change of Control agreement with Mr. Titus dated December 8, 2008. The Board of Directors, including all the members of the Compensation Committee approved an amendment to the Change in Control Agreement effective July 9, 2010, under which Mr. Titus is entitled, following a Change of Control Acceleration Event to a severance payment equal to twelve months of his then current base salary, a payment of 50% of the average of the annual performance bonus paid over the prior two fiscal years to Mr. Titus, as well as the immediate vesting of all unvested options granted to Mr. Titus.

We entered into an Executive Severance agreement with Mr. Titus effective May 4, 2010 which provides that if Mr. Titus’ employment is terminated without “Cause”, and subject to Mr. Titus’ execution of a general release of claims, Mr. Titus is entitled to a severance payment equal to twelve months of his then current base salary, a payment of 50% of the average of the annual performance bonus paid over the prior two fiscal years to Mr. Titus and, if Mr. Titus timely makes an election to continue coverage under our group health plan pursuant to COBRA, payment of Mr. Titus’ COBRA premiums for a maximum period of twelve months, provided Mr. Titus does not become eligible for health coverage through another employer during this period.

Hans P. Schmid

In May 2001, we entered into an offer letter with Mr. Schmid regarding his employment. In February 2006, SciClone Pharmaceuticals International, Ltd. (our wholly owned subsidiary) and Mr. Schmid entered into an amendment to Mr. Schmid’s offer letter. Pursuant to such amendment, in the event of his termination without “Cause” (as defined in the original offer letter) and subject to certain limitations, Mr. Schmid will be entitled to receive a severance equal to 12 months of this then-current base salary. Under the May 2001 offer letter, “Cause” is defined as Mr. Schmid’s termination for any of the following reasons: (i) theft, dishonesty, misconduct or falsification of any employment or SciClone records; (ii) improper disclosure of SciClone’s confidential or proprietary information; (iii) any action by him which has a material detrimental effect on SciClone’s reputation or business; (iv) his failure or inability to perform any assigned duties reasonably expected of him after written notice from SciClone to Mr. Schmid of, and a reasonable opportunity to cure, such failure or inability; (v) his conviction (including any plea of guilty or no contest) for any criminal act that impairs his ability to perform his duties for SciClone; or (vi) his death or disability.

In April 2003, we entered into a Change in Control Agreement with Mr. Schmid. The Board of Directors, including all the members of the Compensation Committee approved an amendment to the Change in Control Agreement effective July 9, 2010. In the event Mr. Schmid is subject to a “Constructive Termination” or termination without “Cause,” within one year following a “Change in Control” of SciClone, he will be entitled to severance pay equal to one hundred percent (100%) of his annual base salary as in effect at the time of such termination, payable within thirty (30) days, less applicable withholding, a payment of 50% of the average of the annual performance bonus paid over the prior two fiscal years to Mr. Schmid and the immediate 100% vesting of his unvested options. If Mr. Schmid voluntarily resigns or is terminated for Cause, he will not be entitled to any severance payments or acceleration of vesting of his unvested options.

We entered into an Executive Severance agreement with Mr. Schmid effective June 14, 2010 which provides that if Mr. Schmid’s employment is terminated without “Cause,” and subject to Mr. Schmid’s execution of a general release of claims, Mr. Schmid is entitled to a severance payment equal to twelve months of his then current base salary, a payment of 50% of the average of the annual performance bonus paid over the prior two fiscal years to Mr. Schmid and, if Mr. Schmid timely makes an election to continue coverage under our group health plan pursuant to COBRA, payment of Mr. Schmid’s COBRA premiums for a maximum period of twelve months, provided Mr. Schmid does not become eligible for health coverage through another employer during this period.

Mark Lotter

In April 2011 our subsidiaries entered into agreements with Mark Lotter including an Employment Agreement and Change of Control Agreement. Under the terms of his agreements with our subsidiaries, Mr. Lotter will receive total annual base compensation of $360,000, net of taxes, for services to be provided to our subsidiaries. Mr. Lotter is eligible to receive an annual target bonus from SciClone’s subsidiaries, the aggregate amount of which is equal to approximately 40% of his total annual salary, based upon achievement of annual performance targets. Cash compensation payable to Mr. Lotter, including salary, bonuses and cash severance payments described below, will be grossed-up such that Mr. Lotter receives the specified amounts on an after tax basis.

Mr. Lotter was also granted two stock options for an aggregate of 300,000 shares of SciClone’s common stock at an exercise price of $4.63 per share, the closing price of SciClone’s common stock on the NASDAQ stock market on April 20, 2011. Options for 200,000 shares will vest over time with 50% of the shares vesting on April 18, 2013, and the remaining shares vesting monthly over the next twenty four (24) months in substantially equal monthly amounts. Options for up to 100,000 shares will vest if the certain financial performance metrics of SciClone are achieved as reflected in SciClone’s audited financial results for fiscal 2012 or, 2013.

In the event of a termination of his employment without cause, Mr. Lotter is entitled to severance payments in the aggregate equal to approximately 100% of his total annual compensation, a separation bonus of 50% of the average of Mr. Lotter’s actual annual bonus paid for the two most recent fiscal years for which bonuses have been paid prior to his termination date, and continuation of certain health care benefits until the earlier of one year, or Mr. Lotter’s employment by another company. Pursuant to our Change in Control Agreement with Mr. Lotter, if he is involuntarily terminated within one year following a change of control (as defined in such agreement) of SciClone, he will be entitled to severance pay substantially similar to the payment he would receive in a termination without cause. He would also receive, the immediate vesting of any then-unvested portion of any time-based or performance metrics-based options, and the extension of the exercise period for any unexercised portion of all nonstatutory stock options held by him as of the date of such termination to be 12 months after the date of such termination. In addition, for 3 months following such termination, Mr. Lotter will be retained as an independent contractor providing consulting services to SciClone HK for up to 5 hours per week, at a consulting rate of $400.00 per hour, plus expenses. If Mr. Lotter voluntarily resigns or is terminated for cause, he will not be entitled to any severance payment or acceleration of vesting of his unvested options.

Israel Rios, M.D.

In May 2007, we entered into a Change in Control Agreement with Dr. Rios. The Board of Directors, including all the members of the Compensation Committee approved an amendment to the Change in Control Agreement effective July 9, 2010. In the event Dr. Rios is subject to a “Constructive Termination” or termination without “Cause,” within one year following a “Change in Control” of SciClone, he will be entitled to severance pay equal to one hundred (100%) of his annual base salary as in effect at the time of such termination, payable within thirty (30) days, less applicable withholding, a payment of 50% of the average of the annual performance bonus paid over the prior two fiscal years to Dr. Rios and the immediate 100% vesting of his unvested options. If Dr. Rios voluntarily resigns or is terminated for Cause, he will not be entitled to any severance payment or acceleration of vesting of his unvested options.

We entered into an Executive Severance agreement with Dr. Rios effective May 4, 2010 which provides that if Dr. Rios’ employment is terminated without “Cause,” and subject to Dr. Rios’ execution of a general release of claims, Dr. Rios is entitled to a severance payment equal to twelve months of his then current base salary, a payment of 50% of the average of the annual performance bonus paid over the prior two fiscal years to Dr. Rios and, if Dr. Rios timely makes an election to continue coverage under our group health plan pursuant to COBRA, payment of Dr. Rios ‘COBRA premiums for a maximum period of twelve months, provided Dr. Rios does not become eligible for health coverage through another employer during this period.

Certain Definitions Used in Change of Control Agreements

For the Change in Control Agreements for Dr. Blobel, Mr. Titus, Mr. Schmid and Dr. Rios:

(1)	“Change in Control” is defined as any of the following:

•

a merger or other transaction in which we or substantially all of our assets are sold or merged and as a result of such transaction, the holders of our common stock prior to such transaction do not own or control a majority of the outstanding shares of the successor corporation;

•	the election of nominees constituting a majority of the Board which nominees were not approved by a majority of the Board prior to such election; or

•	the acquisition by a third party of twenty percent (20%) or more of our outstanding shares which acquisition was without the approval of a majority of the Board in office prior to such acquisition.

(2)	“Cause” is defined as any of the following:

•	theft, dishonesty, misconduct or falsification of any records;

•	misappropriation or improper disclosure of confidential or proprietary information;

•	any intentional action by Employee which has a material detrimental effect on the reputation or business of the Company Group;

•	failure or inability to perform any reasonable assigned duties after written notice and a reasonable opportunity to cure, such failure or inability;

•	any material breach of any employment agreement, which breach is not cured pursuant to the terms of such agreement; or

•	the conviction of any criminal act which impairs their ability to perform their duties

(3) “Constructive Termination” is defined as any of the following:

•

the assignment of any title or duties, or any limitation of responsibilities, that are substantially inconsistent with either of their title(s), duties, or responsibilities immediately prior to the date of the Change in Control (including, but not limited to, failure to report to the Chief Executive Officer and/or failure to be a member of the executive staff);

•

without their express written consent, the relocation of the principal place of employment, following the Change in Control, to a location that is more than fifty (50) miles from their principal place of employment immediately prior to the date of the Change in Control, or the imposition of travel requirements substantially more demanding than such travel requirements existing immediately prior to the date of the Change in Control;

•

any failure, following the Change in Control, to pay, or any material reduction of, (1) their base salary in effect immediately prior to the date of the Change in Control, or (2) bonus compensation, if any, in effect immediately prior to the date of the Change in Control, unless base salary and/or bonus reductions comparable in amount and duration are concurrently made for a majority of our other employees who have substantially similar titles and responsibilities; and

•

any failure, following the Change in Control, to (1) continue to provide the opportunity to participate in any benefit or compensation plans and programs, including, but not limited to, our Group life, disability, health, dental, medical, savings, profit sharing, stock purchase and retirement plans, if any, in which they were participating immediately prior to the date of the Change in Control, or in substantially similar plans or programs, or (2) provide them with all other fringe benefits (or substantially similar benefits), including, but not limited to, relocation benefits which they were receiving immediately prior to the date of the Change in Control.

Using each Named Executive Officer’s current base salary, the maximum total payments to each Named Executive Officer under the termination circumstances described above, as of December 31, 2010 would be as set forth in the following tables. As bonus payments for fiscal year 2010 have not been determined as of the date of this report, the amounts below were based upon an assumption that bonuses for fiscal year 2010 would be the same as for fiscal year 2009:

Potential Payments upon Termination or Change in Control

Name	Involuntary Termination Other Than for Cause (1)		Termination Following Change in Control (2)
Friedhelm Blobel, Ph.D.
Salary (3)	$938,800	(4)	$1,169,800	(5)
Stock award vesting acceleration (6) (7)	—		$1,870,112
Post-termination consulting fees	—		$24,000	(8)
Health and welfare benefits (9)	$15,202		$15,202
Total	$954,002		$3,079,114

Hans P. Schmid
Salary(3)	$380,800	(10)	$380,800	(10)
Stock award vesting acceleration(6)) (11)	—		$334,136
Post-termination consulting fees	$65,000	(12)	$104,000	(13)
Health and welfare benefits(14)	$29,667		$29,667
Total	$475,467		$848,603

Gary S. Titus
Salary (3)	$413,600	(10)	$413,600	(10)
Stock award vesting acceleration(6) (11)	—		$184,125
Post-termination consulting fees	$65,000	(12)	$104,000	(13)
Health and welfare benefits(14)	$27,618		$27,618
Total	$506,218		$729,343

Israel Rios, M.D.
Salary(3)	$371,400	(10)	$289,175	(15)
Stock award vesting acceleration(6) (11)	—		$442,563
Post-termination consulting fees	$65,000	(12)	$104,000	(13)
Health and welfare benefits(14)	$36,795		$36,795
Total	$473,195		$872,533

(1)	Assumes termination without cause as of December 31, 2010 (the last business day of the last fiscal year), not within one year after a change in control. For purposes of Dr. Blobel, “cause” includes constructive termination. As a condition to receiving any benefits referenced under this column, the applicable Named Executive Officer is required to execute a general release of known and unknown claims in a form satisfactory to us.
(2)	Assumes termination without cause as of December 31, 2010, within one year after a change in control. For purposes of the foregoing sentence, “cause” includes constructive termination. As a condition to receiving any benefits referenced under this column, the applicable Named Executive Officer is required to execute a general release of known and unknown claims and a resignation from all of the Named Executive Officer’s positions with us, including from the Board of Directors and any committees thereof on which the Named Executive Officer serves, if any, in a form satisfactory to us.
(3)	The amounts listed do not include the payment of accrued salary and vacation that would be due upon termination of employment, and are not adjusted for any applicable tax withholding.
(4)	Assumes severance equal to one year of Dr. Blobel’s base salary ($462,000 per year as of December 31, 2010) and either (I) if terminated prior to December 31, 2011, the product of $12,500 multiplied by the number of full calendar months worked since January 1, 2009, or (II) if terminated after December 31, 2011 and the long-term bonus has not already been paid to him, $450,000. In addition, Dr. Blobel will be entitled to receive a pro-rata portion through the date of such termination without cause of the average of Dr. Blobel’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date.
(5)	Under his Change of Control Agreement, Dr. Blobel will be entitled to receive severance pay in an amount equal to the sum of (A) 150% of his annual base salary as in effect at the time of such termination, and (B) either (I) if terminated prior to December 31, 2011, the product of $12,500 multiplied by the number of full calendar months worked since January 1, 2009, or (II) if terminated after December 31, 2011 and the long-term bonus has not already been paid to him, $450,000. In addition, Dr. Blobel will be entitled to receive a separation bonus equal to the average of Dr. Blobel’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date.
(6)	Assumes a price per share of our common stock equal to $4.18, the closing market price on December 31, 2010. In the case of stock options, represents the aggregate spread (i.e. the difference between the exercise price and the closing price of our common stock on December 31, 2010) with respect to all options that would be accelerated (or were actually accelerated, if applicable); in the case of shares of common stock, represents the aggregate value of all shares that would be accelerated (or were actually accelerated, if applicable).

(7)	Assumes acceleration of vesting of all unvested options to purchase shares of stock of the Company held by Dr. Blobel which are subject to time-based vesting based upon Dr. Blobel’s length of continued service with the Company. In addition, in the event of a termination without cause within one year after a change in control, the exercise period for any unexercised nonstatutory stock options then-held by Dr. Blobel would be extended to be 12 months after the date of such termination.
(8)	Under his Change of Control Agreement, Dr. Blobel would be retained by us as an independent contractor to provide consulting services at our request for up to five (5) hours per week for three (3) months after December 31, 2010, pursuant to which we will pay to executive officer a consulting fee of $400.00 per hour, up to a maximum of $2,500.00 per day, plus reasonable out-of-pocket expenses (for example, travel and lodging). Assumes the maximum amount payable under this arrangement (five hours per week for three months), but no out-of-pocket expenses.
(9)	Under his Employment Agreement and his Change of Control Agreement, if Dr. Blobel is covered under our group health plan as of the date of termination without cause (whether or not within one year after a change of control) and he timely elects to continue his group health benefits pursuant to federal law (COBRA), we will pay the COBRA premiums until the earlier of (A) the one year anniversary of Dr. Blobel’s termination without cause, or (B) the date on which Dr. Blobel commences new employment. If we are paying for health coverage of Dr. Blobel under another plan, we will continue to make payments (not to exceed the amount paid in the prior calendar year) for such coverage for the period specified in the prior sentence. Assumes our payment of all premiums necessary to cover Dr. Blobel from January 1, 2011 to December 31, 2011, assuming that Dr. Blobel was covered under the same plan as of December 31, 2010, and that if he were terminated without cause as of such date, he timely elected to continue such benefits until December 31, 2011, calculated assuming that such premiums remain at the amounts in effect as of January 1, 2011.
(10)	Assumes severance equal to 12 months of such employee’s base salary and a separation bonus equal to the gross amount of fifty percent of the average of such employee’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date.
(11)	Assumes acceleration of vesting of all options held by the executive officer as of December 31, 2010 but unvested as of such date, as described in the executive officer’s Change in Control Agreement.
(12)	Under his Executive Severance Agreement, the executive officer would be retained by SciClone as an independent contractor to provide consulting services to us at our request for up to ten (10) hours per week for twelve (12) months after December 31, 2010, pursuant to which we will pay to executive officer a consulting fee of $1,000 per day on a full eight hour day basis pro-rated for the number of hours of service, plus reasonable out-of-pocket expenses (for example, travel and lodging). Assumes the maximum amount payable under this arrangement (ten (10 hours per week for twelve months), but no out-of-pocket expenses.
(13)	Under his Change of Control Agreement, the executive officer would be retained by SciClone as an independent contractor to provide consulting services to us at our request for up to eight (8) hours per week for twenty-four (24) months after December 31, 2010, pursuant to which we will pay to executive officer a consulting fee of $1,000 per day, plus reasonable out-of-pocket expenses (for example, travel and lodging). Assumes the maximum amount payable under this arrangement (one eight-hour day per week for twenty-four months), but no out-of-pocket expenses.
(14)	Under such named employee’s Executive Severance Agreement and Change of Control Agreement, we will reimburse the Employee for any COBRA premiums paid by the Employee for continued group health insurance coverage. Such health insurance coverage or reimbursement of COBRA payments shall continue until the earlier of (1) twelve (12) months after the date of the Employee’s Involuntary Termination or (2) the date on which the Employee commences New Employment. Assumes our payment of all premiums necessary to cover the executive officer from January 1, 2011 until December 31, 2011, assuming that the executive officer timely elected COBRA coverage upon a termination without cause as of December 31, 2010, calculated assuming that such premiums remain at the amounts in effect as of January 1, 2011.

(15)	Assumes severance equals to 75% of such employee’s base salary and a separation bonus equal to the gross amount of fifty percent of the average of such employee’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date.

Compensation of Directors

Cash Compensation

Directors who are employees of SciClone do not receive any compensation for their services as directors. During 2009 and 2010, each non-employee director is entitled to an annual retainer of $30,000, plus payment of out-of-pocket expenses relating to their service as Board members. In addition, directors receive the following additional annual payments for service on the committees of the Board of Directors:

Committee	Member	Chairman
Audit	$10,000	$14,000
Compensation	7,500	10,000
Nominating and Corporate Governance	7,500	10,000
Business Development	7,500	10,000
Scientific Review	7,500	10,000

In addition, our Chairman of the Board (currently Mr. Saxe) receives an additional annual payment of $22,000.

Equity Compensation

Non-employee directors also receive an option grant of 50,000 shares upon election to the Board and an annual option grant of 30,000 shares upon their re-election. Each option has a term of ten years and an exercise price equal to the closing price of our Common Stock as quoted on the NASDAQ Global Market on the grant date of such option. Initial option grants vest in three equal annual installments. Annual stock option grants vest in twelve equal monthly installments. In the event of a change in control, any unexercisable or unvested portions of any outstanding options are immediately exercisable and vested in full as of the date 10 days prior to the change in control, regardless of whether the option is assumed or substituted for by the acquirer.

Under our 2004 Outside Directors Stock Option Plan, if Mr. Hawkins, Dr. Lawrence, Mr. Saxe, Mr. Woodman, Dr. Camerini, Prof. Jones and Mr. Lapointe are re-elected to the Board at the Annual Meeting, each will automatically receive an option to purchase 30,000 shares of our Common Stock, as they shall have each served for a full year prior to the Annual Meeting of Stockholders.

Aggregate Compensation

The following table sets forth information concerning the aggregate compensation earned during 2010 by each individual who served as a director at any time during 2010:

2010 Director Compensation

Name of Director	Fees Earned or Paid in Cash		Option Awards (1)	All Other Compensation	Total
Jon S. Saxe	$114,000	(2)	$47,770	—	$161,770
Friedhelm Blobel, Ph.D	—	(3)	—	—	—
Roberto Camerini, M.D	37,500	(4)	45,229	—	82,729
Richard J. Hawkins	71,000	(5)	47,770	—	118,770
Trevor M. Jones, Ph.D.	55,000	(6)	45,229	—	100,229
Gregg Lapointe	51,000	(7)	45,229	—	96,229
Ira D. Lawrence, M.D.	47,500	(8)	47,770	—	95,270
Dean S. Woodman	65,000	(9)	47,770	—	112,770

(1)	The amounts shown are the compensation costs recognized in our financial statements for 2010 related to grants of stock options to our non-employee directors in 2010 and prior years, to the extent we recognized compensation costs in 2010 for such awards in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the valuation assumptions used in the FASB ASC 718 calculations, see Note 1 of Notes to Consolidated Financial Statements, “The Company and Summary of Significant Accounting Policies” included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	Mr. Saxe’s fees consist of $30,000 director fee, $22,000 for service as Chairman of the Board of Directors, $14,000 for service as Chairman of the Audit Committee, $7,500 for service on the Nominating and Corporate Governance Committee, and $7,500 for service on the Business Development Committee, and $33,000 for additional services as a director, as approved by the Board.
(3)	Dr. Blobel received no compensation for his service on the Board of Directors. Compensation paid to Dr. Blobel as President and Chief Executive Officer is disclosed in the Summary Compensation Table herein.
(4)	Dr. Camerini’s fees consist of $30,000 director fee and $7,500 for service on the Scientific Review Committee.
(5)	Mr. Hawkins’ fees consist of $30,000 director fee, $10,000 for service as Chairman of the Compensation Committee, $10,000 for service on the Audit Committee, $7,500 for service on the Scientific Review Committee, and $13,500 for additional services as a director, as approved by the Board.
(6)	Prof. Jones’ fees consist of $30,000 director fee, $7,500 for service on the Compensation Committee, $10,000 for service as Chairman of the Nominating and Corporate Governance Committee and $7,500 for service on the Scientific Review Committee.
(7)	Mr. Lapointe’s fees consist of $30,000 director fee, $7,500 for service on the Business Development Committee, and $13,500 for additional services as a director, as approved by the Board.
(8)	Dr. Lawrence’s fees consist of $30,000 director fee, $7,500 for service on the Business Development Committee and $10,000 for service as Chairman of the Scientific Review Committee.
(9)	Mr. Woodman’s fees consist of $30,000 director fee, $10,000 for service on the Audit Committee, $10,000 for service as the Chairman of the Business Development Committee, $7,500 for service on the Nominating and Corporate Governance Committee, and $7,500 for service on the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during 2010 has been an officer or employee of SciClone or any of its subsidiaries, or has had any relationship requiring disclosure by SciClone under the rules and regulations of the SEC. No interlocking relationships existed during 2010 between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in SciClone’s Annual Report on Form 10-K for the year ended December 31, 2010 and its proxy statement. The material in this report shall not be deemed to be “soliciting material” or “filed” with the SEC, will be deemed “furnished” in SciClone’s Annual Report on Form 10-K for the year ended December 31, 2010, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of furnishing the disclosure in this manner.

Respectfully submitted by the Compensation Committee,

Richard J. Hawkins, Trevor M. Jones and Dean S. Woodman

Compensation Discussion and Analysis

Overview

The Compensation Committee of the Board of Directors administers our executive compensation and benefit programs. The Compensation Committee is comprised of exclusively independent directors and oversees all compensation and benefit programs and actions that affect our executive officers, except that our Board of Directors reviews the recommendations of the Compensation Committee and approves the compensation of the Chief Executive Officer.

Compensation Philosophy

We are committed to developing and commercializing innovative products to treat life-threatening diseases. We are engaged in a competitive industry, and to accomplish this objective, we design our compensation programs to attract, motivate and retain qualified executives dedicated to working towards our short and long-term corporate goals. People are one of our key assets, and we seek to hire employees and executives who share our corporate vision and values and have the skills and motivation to execute on our corporate strategy. In our dynamic work environment, we foster the following corporate values:

•	Leadership;

•	Innovation and creativity;

•	Diversity;

•	Teamwork;

•	Accountability; and

•	High ethical standards.

Our compensation structure is particularly focused upon rewarding our executives for achieving our publicly stated corporate objectives, and for strong and dedicated performance to the interests of our stockholders.

Our total compensation package seeks to align an executive’s performance with our stockholders’ interests, measured over the short and the long-term. Accordingly, the Compensation Committee aims to balance a fixed cash base salary with variable cash and equity incentives to motivate each executive to reach his individual objectives as well as our overall corporate objectives.

Objectives of Our Compensation Program

The primary objective of our compensation programs for our executive officers is to attract and retain qualified executives and employees of outstanding ability and potential and to motivate them to achieve their individual objectives as well as our overall corporate goals, with a focus on creating value for our stockholders. In addition to the primary objectives of attracting and retaining qualified executives, the other objectives of our compensation program include the following:

•	Motivate executives and employees to work towards completing our overall corporate goals and milestones and their individual employee objectives over the short and long-term;

•	Align our executives’ and employees’ performance with our stockholders’ interests; and

•	Compete effectively with the compensation programs of comparable companies to allow us to compete with our peers for valuable human resources.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward performance measured over a short and long-term basis. We seek to align our executives’ performance with the interests of our stockholders. Base salaries, annual cash incentives and the vesting of our options and retirement plans encourage executive retention and provide a balance between short and long-term elements of compensation.

We generally set corporate objectives at the beginning of the fiscal year, against which the performance of our executives is evaluated for determining adjustments in compensation for the subsequent fiscal year. Our corporate objectives typically include the progress of sales growth in China, advancement of clinical and regulatory programs, successful commercialization activities, management of costs and expenses and attainment of necessary capital resources.

For 2010, our corporate goals included goals regarding the following:

•	Increase overall sales for SciClone;

•	An increase in profits per share;

•	An increase in our year-end cash balance;

•	Achieve certain clinical development targets;

•	Business development goals; and

•	Increase institutional ownership of our common stock.

Compensation Process, Role of Management, Independent Compensation Consultants, Peer Group Selection and Benchmarking

Compensation Process, Role of Management

The Compensation Committee is responsible for determining and approving all compensation for our executive officers. Pursuant to its charter, the Compensation Committee recommends to the full Board the salary, bonus, option grants and other aspects of the compensation of our President and Chief Executive Officer, approves the salary and bonus levels for other executive officers, approves stock option grants to other executive officers and approves all employment, severance and change-in-control agreements applicable to other executive officers. Our Chief Executive Officer assists the Compensation Committee in its deliberations with respect to the compensation payable to our other executive officers, and typically recommends specific compensation packages for our executive officers based upon his assessment and evaluation of their performance for the prior year.

Following the end of each fiscal year, our Chief Executive Officer evaluates executive officer performance for the prior fiscal year, other than his own performance, and discusses the results of such evaluations with the Compensation Committee. The Chief Executive Officer assesses each executive officer’s performance for the prior fiscal year based upon subjective factors concerning such officer’s individual business goals and objectives, and the contributions made by the executive officer to our overall results. The Chief Executive Officer then makes specific recommendations to the Compensation Committee for adjustments of base salary, target bonus, and equity awards, if appropriate, as part of the compensation packages for each executive officer, other than himself, for the next fiscal year.

The Compensation Committee reviews the performance of the Chief Executive Officer and determines all compensation for the Chief Executive Officer, subject to the final approval of the full Board. The Chief Executive Officer was not present at the time the Compensation Committee reviewed his performance and discussed his compensation for 2010.

Independent Compensation Consultants, Peer Group Selection and Benchmarking

The Compensation Committee has retained Setren, Smallberg & Associates, Inc. (“Setren”), an independent compensation consultant to conduct an assessment of our executive officer compensation and advise the Committee regarding optimal allocation of the different elements of executive officer compensation among base salary, bonuses and equity and to recommend target amounts for each element of compensation. The Compensation Committee’s policy is to conduct an in-depth assessment of our executive compensation structure including comparative compensation at comparable companies, using detailed data and recommendations provided by Setren, every other year, and in alternate years to conduct a review using a more limited set of data and recommendations provided by Setren in the intervening year.

The Compensation Committee policy is to target the amount of each element of compensation at approximately the 50th percentile of the survey data it reviews, and confirms the applicability of this level by reference to the results of the review of compensation information. The Compensation Committee has awarded a number of options which may exceed the numbers for 50th percentile of the survey data, although the value of those options may be below the 50th percentile.

The Compensation Committee with the assistance of Setren carried out an in-depth assessment of executive compensation, including the Company’s overall executive compensation structure, in 2010. For 2010, the Committee requested that Setren provide a written report with a summary updating Setren’s report from 2009. In providing advice to the Compensation Committee Setren provided information based on the Radford Global Life Sciences Survey from Radford Surveys and Consulting, a division of Aon Corporation and an independent compensation consulting firm (“Radford”), which includes the average, median and range amounts of base salary, annual cash incentives and long-term equity incentives from comparable pharmaceutical, biotechnology and medical device companies. Of the 500 companies included in this Radford survey, Setren used the subset of data from 42 Northern California companies (“Radford Group”) to compare the compensation of our executive officers and employees, as Setren believes this comparable group best represents the companies with which we compete for executive and professional talent.

In addition, Setren supplemented the Radford data with its own survey of publicly available information filed by a group of the following peer companies (“Setren Peer Data”) we suggested.

Alexza Pharmaceuticals	Genvec, Inc.	Spectrum Pharmaceuticals, Inc.
Allos Therapeutics	Idenix Pharmaceuticals	Vical, Inc.
Anadys Pharmaceuticals	Immunomedics, Inc.
Antigenics, Inc	Inhibitex, Inc.
Ariad Pharmaceuticals, Inc.	Jazz Pharmaceuticals
Avi Biopharma Inc.	NeoStem, Inc.
Cell Therapeutics, Inc	Oxigene, Inc.
Cytokinetics, Inc.	Peregrine Pharmaceuticals, Inc.
Depomed	Pharmasset, Inc.
Exelixis Pharmaceuticals, Inc.	Rigel

Setren compared the current compensation (base salary, annual cash incentives and long term equity incentives) of each of our executive officers and other management level employees to the median and 75th percentile of each of the Radford Group. Setren used summary Radford data with respect to base salary and annual cash incentives. However, with respect to long-term equity incentives, Setren relied upon studies that Setren had previously conducted for biotechnology firms with characteristics similar to SciClone.

For 2010, the Compensation Committee reviewed its objectives and affirmed that it would initially target the amount of salary and the amount of target bonus percentages at approximately the 50th percentile of the survey data, with the number of options granted generally set between the 50th and 75th percentile. The compensation levels for individual executive officers is varied above or below this 50th percentile target based on length of experience, individual performance, contribution to corporate performance and extent to which the actual job function relates to the comparative group.

By basing our compensation on the compensation data from comparable companies and offering increased compensation for individual and corporate performance, we aim to attract and retain talent and provide incentives to reach the corporate and individual performance objectives.

Annual Compensation Review for Fiscal 2010

The Compensation Committee’s annual review of executive compensation generally occurs during the first quarter of the following fiscal year. In February 2011, after reviewing Setren’s written report and the recommendations of our Chief Executive Officer, the Compensation Committee reviewed the amount of each element of compensation for our executive officers and reached preliminary conclusions about each element of compensation. However, at the time of this review, a special committee of our Board was in the process of conducting a special investigation. The special committee was formed to oversee our response to formal investigations by the SEC and the Department of Justice (“DOJ”). Based on an initial review, the special committee had determined to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the Foreign Corrupt Practices Act or other laws had occurred. The Compensation Committee determined that decisions about executive compensation should be made only after the special committee had concluded its investigation and reported to the Board of Directors. The Compensation Committee believed that the results of the investigation could affect its evaluation and conclusions regarding managements performance and compensation. A majority of the members of the Compensation Committee are not party to and do not have knowledge of the deliberations of the special committee. In the event that the results of the investigation impact the evaluation of the performance of any of our executive officers, the Compensation Committee considered it prudent to defer any final decision until the results of the investigation are completed and reported to the Board. Nothing stated herein should be interpreted as implicating in any way any of the named persons in the matters under review. As a result, the final decisions have not been made as of the date of this report.

Elements of Our Compensation Program and How Each Element is Chosen

The key elements of our compensation program for executives and employees consist of base salary, annual cash incentives and long-term equity incentives. Our compensation package also includes a comprehensive benefits package of healthcare, disability and insurance coverage as well as an employee-funded, employer-matched retirement plan. Our equity and retirement plans have vesting schedules to encourage employee retention and a long-term commitment towards advancing our corporate objectives. The elements of our compensation programs are varied to achieve the following balances:

•	Fixed and variable compensation to reward individual and corporate performance;

•	Cash and equity compensation to align an executive’s performance with our stockholders’ interests; and

•	Short and long-term compensation to encourage retention and reward long-term service.

Elements of SciClone’s Compensation Program

Base Salary

Base salaries for executive officers and other officers are targeted at a competitive market median, being the 50th percentile of the Radford Group and of the Setren Peer Group data, on a position-by-position basis with individual variations explained by differences in experience, skills and sustained performance. The Compensation Committee generally reviews the executive officers’ salaries on an annual basis.

The Compensation Committee reviewed base salaries, including reliance in part upon written information from Setren regarding survey information. Following the recommendation of the Chief Executive Officer, the Compensation Committee elected to increase the base salaries of the executive officers by 4% for 2010.

When setting each element of compensation for 2010, the Compensation Committee discussed the Setren report described above, the summary survey data included in the report as it relates to each of our executive officers, and for the executive officers other than himself, the recommendations of our Chief Executive Officer.

Annual Cash Incentives

We provide annual cash incentives in the form of cash bonuses intended to motivate employees to achieve our overall corporate goals and their individual employee objectives. For executive officers, these annual cash incentives are paid pursuant to our executive incentive plan. Incentive bonuses are based on a percentage of cash compensation and account for a significant percentage of each executive officer’s potential compensation, putting a significant percentage of total compensation at risk based on achievement of both corporate and individual objectives. Executive officers may earn up to 50% more than their individual cash incentive target depending upon the Committee’s assessment of performance in relation to their predetermined objectives. Our other employees are also eligible to receive annual cash incentives, which typically account for a smaller percentage of total compensation. At the beginning of each fiscal year, the Compensation Committee reviews each officer’s annual cash incentive targets, determined as a percentage of base salary and determines whether to adjust such targets. The percentages for the cash incentive plan for 2010 for our current President and Chief Executive Officer, Dr. Blobel was 50% of base salary and the percentages for Mr. Schmid, Mr. Titus and Dr. Rios was 35% of base salary.

During the first quarter of each fiscal year the Compensation Committee, in conjunction with the Board, determines our overall corporate objectives and weights the value of each of those objectives. The corporate objectives serve as the individual objectives for Dr. Blobel. The other Named Executive Officer’s goals are proposed by Dr. Blobel and reviewed and approved by the Compensation Committee after the corporate objectives have been determined. Generally, each of the Named Executive Officer goals relate to the achievement of our corporate goals. Financial objectives in both the corporate and individuals goals are determined in a manner consistent with the Company’s annual operating budget. In particular as to any financial goals as to which the Company provides guidance, the related corporate or individual objective is set within the range of our initial guidance first published for that fiscal year. Other financial goals, including goals for our subsidiary, SciClone Pharmaceuticals International Ltd., which are not separately reported, are based on assumptions in the budget that are anticipated to be required to meet the corporate financial objectives.

In order for any bonus to be paid under the plan, there must be at least partial attainment against the goals, but there is no specific percentage of attainment specified under the plan before the Compensation Committee can determine to award a bonus. The actual cash incentive award earned is determined by the Compensation Committee’s judgment in its discretion of the relative attainment of our overall corporate performance objectives, the relative attainment of individual employee performance objectives, and the individual’s performance in relation to the objectives subject to targeted overall compensation. These judgments are subjective, there are no formulas for determining the amount of bonus to be awarded in the case of over or under achievement against a goal. In addition, while the Compensation Committee’s decisions are focused primarily upon the achievement against specific goals, it does consider its overall assessment of corporate performance and individual performance in the process of making final decisions as to bonus awards. In order for any bonus to be paid under the plan, there must be at least partial attainment against the goals, but there is no specific percentage of attainment specified under the plan before the Committee can determine to award a bonus. Cash incentive awards are typically paid in the year following the year for which performance is evaluated.

Our corporate objectives for fiscal year 2010, which were also Dr. Blobel’s objectives, were as follows, weighted as indicated

Corporate Objective		Weight

•	Achieve revenues in excess of $83.5 million	10%

•	Achieve earnings before interest and taxes in excess of $14.4 million	10%

•	Achieve a year end target for the combination of cash balance and available credit lines above $25 million	5%

•	Complete a transaction in China to expand the Company’s product lines or capabilities	20%

•	Manage regulatory process in China related to product pricing	10%

•	Achieve product clinical objectives for SCV-07 in Oral Mucositis	10%

•	Achieve product clinical objectives for SCV-07 in Hepatitis C	5%

•	Achieve regulatory approval of DC Bead in China in 2010	10%

•	Increase SciClone’s investor relations effectiveness as demonstrated by increasing institutional ownership to 30%	10%

•	Analyze the commercial potential for thymalfasin as an enhancer of vaccines and present the opportunity to leading vaccine manufacturers and the U.S. government	10%

Decisions regarding compensation of our other Named Executive Officer’s goals are based on his or her achievement of individual goals developed at the beginning of the year in support of these corporate objectives, as adjusted to reflect changes in key assumptions or external factors impacting the business.

The following is a summary of the key individual goals for 2010 for each of our other Named Executive Officers:

Executive Officer	Summary of Key Individual Goals		Weight

Gary S. Titus	•	Achieve earnings per share of between $0.31 and $0.35	25%

	•	Achieve a year end target for the combination of cash balance and available credit lines above $25 million	20%

	•	Amend loan facility and improve terms	10%

	•	Achieve objective for effective management of accounting function	15%

	•	Provide financial and accounting support for potential M&A transaction in China to support the Company’s objectives to expand in China	15%

	•	Increase SciClone’s investor relations effectiveness as demonstrated by increasing institutional ownership to 30%	15%

Israel Rios, M.D.	•	For the SCV-07 clinical program in the oral mucositis (OM) indication, complete specified clinical goals	30%

	•	For the SCV-07 clinical program in the HCV indication, achieve specificed clinical trial goals by a specified date	30%

	•	For SCV-07 in oncology achieve specified pre-clinical goals	20%

	•	Provide support regarding potential in-licensing activities	5%

	•	Provide support for investor relations activities	5%

	•	Attend key scientific meetings to maintain and enhance knowledge of emerging scientific, regulatory and policy matters	10%

Hans Schmid	•	Achieve SciClone Pharmaceuticals International Ltd. (SPIL) product sales in excess of at least $83.5 million and SPIL earnings before interest and taxes in excess of $45 million and generate cash in excess of $70 million.	35%

	•	Focus on development of “rest of world sales” to achieve greater than $3.6 million in sales and profit of $1.2 million	10%

	•	Achieve registration and first commercial sale of DC Bead in China	10%

	•	Manage regulatory process in China related to product pricing	10%

	•	Initiate regulatory approval process for ZADAXIN oncology label in China	10%

	•	Provide support for potential M&A or in-licensing transactions in China and identify acquisition targets in rest of world	25%

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

As discussed in “Compensation Discussion and Analysis – Annual Compensation Review for Fiscal 2010”, the Compensation Committee had not completed its determinations regarding executive compensation, including bonuses as of the date of this report.

Long-Term Cash Incentives

Under the terms of a Long Term Incentive Plan (“LTIP”) contained in the employment agreement that we entered into with Dr. Blobel in 2006 upon his commencement of employment with us, the Compensation Committee was obligated to consider an award to Dr. Blobel of a special cash bonus of up to $300,000, based on achievement of corporate performance targets over the years 2006 through 2008.

Separately, in April 2009, the Compensation Committee also approved a new LTIP period for the fiscal years ending December 31, 2009, 2010 and 2011 with a maximum aggregate target amount at the end of the three year period of $450,000. As with the former LTIP period, any payment under the LTIP at the end of the three year period is subject to the Compensation Committee’s assessment of the achievement of certain performance goals mutually established between the Compensation Committee and Dr. Blobel. The Compensation Committee significantly increased the maximum potential amount under the amended LTIP in order to recognize the progress that SciClone has made since Dr. Blobel joined as our Chief Executive Officer, the competitive market for salaries for Chief Executive Officers and to provide a further incentive to Dr. Blobel to increase the long term value of SciClone for its stockholders.

Long-Term Equity Incentives

We provide long-term equity incentives to motivate employees to achieve individual and corporate objectives and align interests of employees with those of stockholders. Our long-term equity incentives for executive officers and employees currently consist of options and other rights to purchase shares of our Common Stock granted under our equity plans. Stock options granted under equity plans generally vest over a four-year period, providing incentive to create value for our stockholders over the long-term since the full benefit of the option cannot be realized unless the employee remains with us and stock price appreciation occurs over a number of years. The Compensation Committee has typically granted options to executive employees upon commencement of employment and has granted additional options following a significant change in job responsibility, scope or title or a particularly noteworthy corporate or individual achievement. For any newly-hired executive officer, any promotion to executive officer or any other grant to executive officers, the Compensation Committee makes its determinations after analyzing comparable compensation data from biotechnology companies, as described above under “Independent Compensation Consultants, Peer Group Selection and Benchmarking.” During 2010, our executive officers were each granted stock options based on the Committee’s evaluation of individual contribution to the performance of the Company in 2009.

In February 2011, the Compensation Committee considered the grant of equity compensation for executive officers, but determined not to reach a final recommendation until the special committee of the Board had made its report. See Compensation Discussion and Analysis – Annual Compensation Review for Fiscal 2010. The Board’s policy is that the grant date of stock options granted at a meeting of the Compensation Committee or the Board of Directors held between the end of any fiscal quarter and the public announcement of the financial results of such quarter, be a pre-determined number of days after such public announcement of financial results. The Board’s grants of options in 2009 and 2010 complied with this policy.

At present, we do not have any equity or security ownership requirements for our executive officers.

Change in Control and Termination Benefits

We have, from time to time, entered into offer letters or employment agreements that contain certain benefits payable upon termination in certain situations. All such benefits extended to our executive officers are approved by the Compensation Committee in order to be competitive in our hiring and retention of executive officers, in comparison with other biotechnology companies of similar size with which we compete for talent. All such agreements with the Named Executive Officers are described in “Potential Payments upon Termination or Change-in-Control” elsewhere in this “Executive Compensation and Other Matters” section of this proxy statement.

We have entered into Change in Control Agreements with our Executive Officers with the goal of retaining such executive officers during the pendency of a proposed change of control transaction, and in order to align the interests of the executive officers with our stockholders in the event of a change in control. We believe that a proposed or actual change in control transaction can adversely impact the morale of officers and create uncertainty regarding their continued employment. Without the benefits under the Change in Control Agreements, executive officers may be tempted to leave our employment prior to the closing of the change in control, especially if they do not wish to remain with the entity after the transaction closes, and any such departures could jeopardize the consummation of the transaction or our interests if the transaction does not close and we remain independent. The Compensation Committee believes that these benefits therefore serve to enhance stockholder value in the transaction, and align the executive officers’ interests with those of our stockholders in change in control transactions. A description of the terms and conditions of such Change in Control Agreements is set forth in “Potential Payments upon Termination or Change-in-Control” elsewhere in this “Executive Compensation and Other Matters” section of this proxy statement.

Tax Considerations

In its deliberations regarding compensation for 2010, the Compensation Committee considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which disallows a deduction for any publicly-held corporation for individual compensation exceeding $1,000,000 in any taxable year for the Chief Executive Officer and four other most highly compensated executive officers, unless such compensation meets the requirements for the performance-based exception to the general rule. Income resulting from options granted under the 1995 Equity Incentive Plan and 2005 Equity Incentive Plan should qualify as an exception. The Compensation Committee does not believe that other components of our compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future and therefore concluded that no further action with respect to qualifying this compensation for deductibility was necessary at this time. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility of such compensation. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

As of December 31, 2010, we maintained five compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. These consist of the 1995 Equity Incentive Plan, the 1995 Nonemployee Director Stock Option Plan, the SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, the 2004 Outside Directors Stock Option Plan and the 2005 Equity Incentive Plan. All of these plans have been approved by our stockholders. We do not currently maintain any compensation plans that have not been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2010.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights ($) (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
1995 Equity Incentive Plan	626,188	5.17	—
1995 Nonemployee Director Stock Option Plan	200,000	6.15	—
SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan	—	—	566,093	(1)
2004 Outside Directors Stock Option Plan	1,340,000	2.72	425,000
2005 Equity Incentive Plan	5,294,919	2.32	3,678,981
Total	7,461,107	2.74	4,670,074

(1)	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan is a voluntary plan open to employees. This plan allows employees to elect payroll deductions which are used to purchase common stock directly from us.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to beneficial ownership of shares of our Common Stock as of April 22, 2011 by:

•	all those known by us to be beneficial owners of more than 5% of its Common Stock;

•

our President and Chief Executive Officer (our principal executive officer), our Chief Financial Officer (our principal accounting officer) and our most highly-compensated executive officers as of December 31, 2010 (or any executive officer who would have been among the most highly-compensated but for the fact that such an individual was not serving as an executive officer as of December 31, 2010) whose total salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000 for services in all capacities to SciClone (collectively, the “Named Executive Officers”);

•	each of our directors; and

•	all our directors and executive officers as a group.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC and information supplied by our transfer agent, BNY Mellon Shareowner Services, as of the most recent practicable date. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 56,476,922 shares outstanding on April 22, 2011 provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 22, 2011 pursuant to grants of stock options or awards of restricted stock are deemed to be outstanding and beneficially owned by the person holding such options or restricted stock for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address for the persons and entities listed below is 950 Tower Lane, Suite 900, Foster City, California 94404.

	Shares Beneficially Owned (1)
	Number	Percent
Stockholder
Sigma-Tau Finanziaria S.p.A. and Affiliates (2) c/o Sigma-Tau Finance S.A. 13, Boulevard du Prince Henri L-1724, Luxembourg	9,853,261	17.45%

Officers
Friedhelm Blobel, Ph.D. (3)	963,333	1.62%
Gary S. Titus (4)	151,361	*
Hans P. Schmid (5)	618,852	1.04%
Israel Rios, M.D. (6)	297,813	*
Mark Lotter (7)	1,629,316	2.73%

Outside Directors
Jon S. Saxe (8)	265,000	*
Roberto Camerini, M.D. (9)	68,334	*
Richard J. Hawkins (10)	215,000	*
Trevor M. Jones, Ph.D. (11)	68,334	*
Gregg A. Lapointe (12)	68,334	*
Ira D. Lawrence, M.D. (13)	350,000	*
Dean S. Woodman (14)	320,000	*
Peter Barrett (15)	1,972,189	3.31%

All directors and executive officers as a group (13 persons) (16)	6,987,866	11.72%

*	Less than 1%.

(1)	Except pursuant to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares. Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days of the date of this table, including options to purchase of our common stock that may vest within 60 days hereof.
(2)	Based on a Schedule 13D/A filed with the Securities and Exchange Commission on July 17, 2010 by Sigma-Tau Finanziaria S.p.A., an Italian corporation (“Sigma-Tau”). Each of Sigma-Tau, Paolo Cavazza, Claudio Cavazza, Defiante Farmaceutica, S.A., a Portuguese corporation (“Defiante”), Chaumiere-Consultadoria e Servicos, Sociedade Unipsssoal, LdA, a Portuguese corporation (“Chaumiere”) and Aptafin S.p.A., an Italian Corporation (“Aptafin”) is deemed to be the beneficial owner of 9,853,261 shares that each owns directly and indirectly. Of these 9,853,261 shares, Defiante is the direct beneficial owner of 6,580,938 shares. Chaumiere is the direct beneficial owner of 1,289,052 shares, Aptafin is the direct beneficial owner of 765,841 shares, Paolo Cavazza is the direct beneficial owner of 822,815 shares and Claudio Cavazza is the direct beneficial owner of 394,615 shares. See “Transactions with Related Persons” below for further information concerning our relationship with Sigma-Tau.
(3)	Includes 933,333 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(4)	Includes 128,125 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(5)	Includes 550,313 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(6)	Includes 272,813 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(7)	Mr. Lotter was not a Named Executive Officer for the fiscal year ended December 31, 2010. Shares are held directly by Spearing Limited. Mr. Lotter is the sole director and shareholder of Spearing Limited.
(8)	Includes 250,000 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(9)	Consists of 68,334 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.

(10)	Consists of 215,000 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(11)	Consists of 68,334 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(12)	Consists of 68,334 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(13)	Consists of 350,000 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(14)	Includes 250,000 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.
(15)	Shares are held directly by Atlas Venture Fund VII, L.P. (“Atlas VII”). Mr. Barrett is a director of Atlas Venture Associates VII, Inc., the general partner of Atlas Venture Associates VII, L.P., the general partner of Atlas Venture Fund VII, L.P. In such capacity he may be deemed to have shared voting and investment power of the shares held by Atlas VII. Mr. Barrett disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(16)	Includes 3,154,586 shares issuable pursuant to options exercisable within 60 days of April 22, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During fiscal year 2010, there were no transactions in excess of $120,000 between SciClone and a related person in which the related person had a direct or indirect material interest, except as follows.

Sigma-Tau Finanziaria, S.p.A.

Our European marketing and development partner, Sigma-Tau, beneficially owned approximately 17.45% of our stock as of April 22, 2011. Further information on our commercial relationship with Sigma-Tau is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NovaMed Transaction and Interests of Mr. Barrett and Mr. Lotter

Subsequent to the fiscal year end, on April 18, 2011, we entered into an agreement to acquire NovaMed. As part of that Agreement, Mark Lotter, our Chief Executive Officer of the Company’s China Operations and a member of the Board of Directors, and Peter Barrett, a member of our Board of Directors were elected to the Board. Mr. Lotter, through Spearing Limited, owned approximately 21.2% of the outstanding shares (as converted to common shares at the closing of the transaction) of NovaMed and Mr. Barrett as a partner in Atlas Venture beneficially owned 23.7% of the outstanding shares (as converted to common shares at the closing of the transaction) of NovaMed. As a result, they received either personally or beneficially that percentage interest in the cash and SciClone Common Stock issued in the transaction and have the same percentage interest in the contingent right to receive additional cash consideration as part of the earn-out, all of which consideration is described below. Further, they have a similar interest in the escrow established as part of the acquisition for certain indemnification claims that may be made by SciClone, as described below.

We acquired NovaMed pursuant to the terms of a Share Purchase Agreement (the “Agreement”) dated April 18 2011 between SciClone, NovaMed, the shareholders of NovaMed and SciClone Pharmaceuticals Hong Kong Limited, a wholly-owned subsidiary of SciClone. Under the terms of the Agreement, the purchase price is comprised of up-front payments of $24.7 million in cash and 8,298,110 shares of SciClone common stock valued at approximately $37.1 million (based upon the closing price of $4.47 on the NASDAQ stock market on April 18, 2011) and a contingent right to receive additional cash consideration of up to $43.0 million (the “earn out”), based upon achievement of revenue and earnings targets for the 2011 and 2012 fiscal years.

The Agreement provides that two nominees of Novamed’s shareholders will be appointed to SciClone’s Board of Directors. SciClone has certain obligations, subject to our Board’s exercise of its fiduciary duties, to cause their initial election and to maintain their (or their replacements) membership on SciClone’s Board through the date of determination of the amount of the earn-out payment, including obligations regarding the nomination of Mr. Lotter and Mr. Barrett for election by the stockholders at this year’s Annual Meeting and at the next annual meeting, and obligations of the Board to appoint them to the Board if for any reason the stockholders do not elect them to the Board.

Under the Agreement the earn-out is based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out is intended to provide additional consideration to the NovaMed shareholders primarily based upon the financial performance of the Company’s business in China. Therefore the earn-out targets will not be based on any line item in SciClone’s consolidated financial results.

The earn-out provisions provide that: (i) if cumulative revenue in China for legacy NovaMed products for the two fiscal years ending December 31, 2012 exceed $94.2 million, a cash payment ranging from $9.2 million to $11.5 million will be paid, with the full amount payable if such revenue is $117.8 million or more; and (ii) if adjusted EBITDA for the two year period ending December 31, 2012 exceeds $91.8 million, a cash payment from $17.2 million to $21.5 million will be paid with the full amount payable if such adjusted EBITDA is $137.8 million or more. Adjusted EBITDA is defined in the Agreement to exclude certain expenses which are not generally related to operating results in China, including SciClone’s U.S. research and development expense, certain share-based compensation, license fees paid by SciClone for new products, certain legal and advisory fees related to the Agreement or to change-in-control transactions, and certain fees and expenses, including legal fees and governmental fines or settlements paid with respect to the pending formal, non-public investigation being conducted by the SEC.

The earn-out provisions are subject to a number of adjustments and acceleration provisions. The total earn-out payments described above may be increased by $10.0 million (a total maximum contingent cash consideration of $43.0 million) or reduced by $10.0 million, depending upon whether the Company is able to achieve targets relating to product distribution agreements. The earn-out payments are due 20 business days after completion of the Company’s audit for the fiscal year ending December 31, 2012. However, the earn-out payments may be accelerated in certain conditions. If there is a change-in-control of the Company (as defined in the Agreement) on or before April 18, 2012, then the earn-out payment would be deemed to be $23.0 million and would become due. If there is a change-in-control of the Company on or after April 18, 2012 and before December 31, 2012, then the earn-out payment would become due and the payment would range between $11.5 million and $23.0 million depending upon achievement against the adjusted EBITDA and revenue targets through the date of the change-in-control.

In addition, if either (i) Mark Lotter is terminated without cause (as defined in the Agreement) prior to December 31, 2012, or (ii) if the Company fails to meet certain obligations to appoint and retain Mark Lotter and Peter Barrett (or their replacements) on the Company’s Board through December 31, 2012, the earn-out payment would be deemed to be $23.0 million and would be due 20 business days after completion of the Company’s audit for the fiscal year ending December 31, 2012. See Item 5.02, which is incorporated into this item by reference, regarding the appointment of Mr. Lotter as an officer, and the election of Mr. Lotter and Mr. Barrett (or their replacements) as directors of SciClone.

If the earn-out obligations are accelerated, the payment of the specified earn-out amount satisfies all of the Company’s obligations under the earn-out and no further payment is due. The earn-out and acceleration provisions are subject to various limitations and conditions specified in the Agreement.

The Agreement contains customary representations and warranties of NovaMed and SciClone. At the closing of the acquisition, 15% of the cash consideration and 15% of the shares of SciClone common stock issued in the transaction were placed in an escrow account to be held until October 18, 2012 to secure the indemnification rights of SciClone and other indemnitees with respect to certain matters, including breaches of representations, warranties of Novamed included in the Agreement. Up to 50% of the escrow may be released on the first anniversary of the closing. Subject to certain exceptions, SciClone’s recovery of damages for indemnification claims under the Agreement is limited to the amount then held in the escrow account, and if the escrow account has been exhausted, the right to set off such damages against up to 33% of the earn-out payment.

Director Independence

The Board of Directors has determined that, as of the date of this filing, each of the director nominees, other than Dr. Blobel, our President and Chief Executive Officer, and Mark Lotter, our Chief Executive Officer for China Operations, has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined by the applicable NASDAQ rules.

Prof. Jones, Dr. Camerini and Mr. Lapointe are affiliates of Sigma-Tau Finanzaria, S.p.A., SciClone’s largest stockholder, which beneficially owns in excess of fifteen percent (15%) of SciClone’s outstanding Common Stock. Accordingly, none of Dr. Blobel, Mr. Lotter, Prof. Jones, Dr. Camerini or Mr. Lapointe qualify as independent directors under the rules and regulations of the SEC which govern the composition of SciClone’s Audit Committee.

In the course of the Board of Director’s determination regarding the independence of each non-management director, it considered any transactions, relationships and arrangements as required by the applicable NASDAQ Marketplace Rules and the rules and regulations of the SEC.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2010 and December 31, 2009 by our principal accounting firm, Ernst & Young LLP:

	2010	2009
Audit Fees	$995,000	$670,000
Audit-Related Fees	5,000	—
Tax Fees	98,000	—
All Other Fees	73,000	—

Total	$1,171,000	$670,000

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. During 2010, audit-related fees were for due diligence in connection with an acquisition; tax fees were for tax advice; all other fees were for support to respond to SEC requests or were related to the provision of access to a web-based accounting tool. The Audit Committee approved the engagement of Ernst & Young LLP to provide all services. Ernst & Young LLP did not perform audit-related, tax or other services for us in 2009.

The Audit Committee’s charter requires the Audit Committee to approve in advance the engagement of the independent registered public accounting firm and the fees and other terms of any such engagement for all audit services and non-audit services. Pre-approval is provided for in the Audit Committee’s charter if the Committee establishes policies and procedures therefore and (i) any pre-approval is detailed as to the particular service or category of services and (ii) the independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with such pre-approval. During fiscal years 2009 and 2010, no fees were approved by the Audit Committee pursuant to the de minimis exception established by the SEC.

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

Date: May 2, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.