Form 10-Q
period 2011-03-31
SCICLONE PHARMACEUTICALS INC
filed 2011-05-10
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

    Yes  ☐    No  ☒

As of May 6, 2011, 56,571,922 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$70,100	$53,017
Short-term investments	761	3,125
Accounts receivable	21,387	30,671
Inventories	7,654	7,078
Prepaid expenses and other current assets	1,888	2,057

Total current assets	101,790	95,948
Property and equipment, net	538	588
Restricted investments	409	380
Other assets	432	891

Total assets	$103,169	$97,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,690	$3,882
Accrued liabilities	10,415	8,247

Total current liabilities	13,105	12,129
Long-term borrowing on line of credit	2,500	2,500
Other long-term liabilities	826	990
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 75,000,000 shares authorized; 48,040,125 and 48,011,235 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	48	48
Additional paid-in capital	226,538	225,897
Accumulated other comprehensive income	127	67
Accumulated deficit	(139,975)	(143,824)

Total stockholders’ equity	86,738	82,188

Total liabilities and stockholders’ equity	$103,169	$97,807

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,

	2011	2010
Product sales	$21,662	$17,962

Cost of product sales	3,103	2,759

Gross margin	18,559	15,203

Operating expenses:
Research and development	3,109	2,675
Sales and marketing	5,228	4,948
General and administrative	5,958	3,197

Total operating expenses	14,295	10,820

Income from operations	4,264	4,383

Non-operating income (expense):
Interest and investment income	20	25
Interest and investment expense	(57)	(19)
Other income, net	15	2

Income before provision for income tax	4,242	4,391
Provision for income tax	393	198

Net income	3,849	$4,193

Basic net income per share	$0.08	$0.09
Diluted net income per share	$0.08	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$3,849	$4,193
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	525	324
Depreciation and amortization	83	104
Realized gain on investments	—	(76)
Other non-cash expense	—	68
Changes in operating assets and liabilities:
Accounts receivable	9,284	4,481
Inventories	(566)	(963)
Prepaid expenses and other assets	611	294
Accounts payable	(1,192)	(1,141)
Accrued liabilities	2,168	(161)
Deferred revenue	—	(141)
Long-term liabilities	(164)	8

Net cash provided by operating activities	14,598	6,990
Investing activities:
Purchases of property and equipment	(12)	(47)
Purchases of available-for-sale investments	(765)	—
Proceeds from the sale or maturities of available-for-sale investments	3,125	—
Proceeds from the sale or maturity of trading security investments	—	650

Net cash provided by investing activities	2,348	603
Financing activities:
Proceeds from issuances of common stock	106	259

Net cash provided by financing activities	106	259
Effect of exchange rate changes on cash and cash equivalents	31	—

Net increase in cash and cash equivalents	17,083	7,852
Cash and cash equivalents, beginning of period	53,017	29,687

Cash and cash equivalents, end of period	$70,100	$37,539

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$227	$174

Interest and unused line fees paid related to line-of-credit	$42	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2010 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of delivery. There are no significant customer acceptance requirements or post-shipment obligations on the part of the Company, except for sales to a new market where acceptance requirements may have to be met. Sales to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company may replace products that have expired or are deemed to be damaged or defective when delivered. The Company estimates expected returns primarily on historical patterns. Historically, the Company has had no product returns of damaged, defective or expired product. As such, no amount was accrued for product returns as of March 31, 2011 and December 31, 2010 in the accompanying condensed consolidated balance sheets. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors. Amounts invoiced relating to arrangements where collectability is uncertain and revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$3,849	$4,193

Denominator:
Weighted-average shares outstanding used to compute basic net income per share	48,020	47,255
Effect of dilutive securities	2,382	1,379

Weighted-average shares outstanding used to compute diluted net income per share	50,402	48,634

Basic net income per share	$0.08	$0.09
Diluted net income per share	$0.08	$0.09

For the three months ended March 31, 2011 and 2010, outstanding stock options and warrants for 2,100,292 and 3,912,119 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and warrants calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended March 31, 2011 and 2010, shares subject to market or performance conditions of 130,000 and 1,240,000, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

Comprehensive Income

The following table summarizes components of total comprehensive income (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$3,849	$4,193
Other comprehensive income (loss):
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	29	(24)
Net change in unrealized gains/losses on available for sale securities	—	11
Foreign currency translation	31	—

Total comprehensive income	$3,909	$4,180

2.	Available-for-Sale Investments

The following is a summary of available-for-sale investments (in thousands):

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Corporate bonds maturing within 1 year	$461	$—	$—	$461
Commercial paper maturing within 6 months	300	—	—	300
Restricted long-term Italian state bonds maturing in 2013	450	—	(41)	409

Total available-for-sale investments	$1,211	$—	$(41)	$1,170

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value

Foreign U.S. dollar term deposits maturing within 6 months	$3,125	$—	$—	$3,125
Restricted long-term Italian state bonds maturing in 2013	450	—	(70)	380

Total available-for-sale investments	$3,575	$—	$(70)	$3,505

The Company’s restricted long-term Italian state bonds secure its Italian value added tax filing arrangements. The unrealized losses on the Company’s restricted long-term Italian state bond investments are mainly as a result of currency translation. The Company intends and has the ability to hold its restricted long-term Italian state bond investments until recovery and is not likely to sell the investments before maturity.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents, and investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Money market funds	$24,992	$—	$—	$24,992
U.S. Treasury bills	10,000	—	—	10,000
Corporate bonds	—	461	—	461
Commercial paper	—	450	—	450
Restricted long-term Italian state bonds	409	—	—	409

Total	$35,401	$911	$—	$36,312

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Money market funds	$12,900	$—	$—	$12,900
Foreign U.S. dollar term deposits	—	15,130	—	15,130
Restricted long-term Italian state bonds	380	—	—	380

Total	$13,280	$15,130	$—	$28,410

4.	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$1,669	$590
Work in progress	600	355
Finished goods	5,385	6,133

	$7,654	$7,078

5.	Other Assets

The following is a summary of other assets (in thousands):

	March 31, 2011	December 31, 2010
Lease deposits	$249	$249
Value added tax receivable	—	441
Intangible assets	45	53
Other	138	148

	$432	$891

6.	Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	March 31, 2011	December 31, 2010
Accrued professional fees	$2,729	$1,184
Accrued taxes, tax reserves and interest	1,896	1,683
Accrued compensation and benefits	1,609	2,277
Accrued sales and marketing expenses	1,562	1,558
Accrued manufacturing costs	1,462	361
Accrued clinical trial expense	495	444
Other	662	740

	$10,415	$8,247

7.	Income Taxes

Provision for income tax of $0.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, related to the Company’s foreign operations in China. The Company’s statutory tax rate in China was 22% for 2010 and is 24% for 2011. The Company did not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested in the foreign operations.

8.	Other Corporate Matters

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

The Company has been and intends to continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

In response to these matters, the Company’s Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee the Company’s response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred.

During the investigation, the Special Committee instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate existing compliance and anti-bribery policies and guidelines and to prepare new, more detailed policies and guidelines for implementation after review by our Board and/or committees of the Board, and (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third party events.

The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigates of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ.

The Special Committee found that:

•

the Company lacked appropriate internal controls to assure compliance with laws, including the FCPA, with respect to sales and marketing practices including payments for, or reimbursement of, third party gifts, travel and entertainment expenses, and sponsorships of certain conferences and symposia.

•	the Company failed to adequately implement existing controls and policies including its policy that employees comply with all applicable laws.

•

there was a lack of transparency between the Company’s operations in China and its operations in the U.S. such that U.S. management did not have adequate and appropriate information about the Company’s activities in China.

The Special Committee identified evidence of sales and marketing activities that might constitute potential violations of the FCPA.

The Special Committee made recommendations to the Board regarding remedial measures. Having considered the Special Committee’s recommendations, the Board has directed the Company to take a number of remedial measures, including the following:

•

adopt a new, more detailed policy regarding compliance with the FCPA and other laws specifically covering travel and entertainment, honoraria, meals, gifts and other matters, with the policy to be approved by the Special Committee.

•	expand the Company’s training of employees regarding understanding and compliance with laws, including the FCPA and other anti-bribery and anti-corruption laws and regulations.

•

retain a senior professional with FCPA compliance experience who would be a member of the executive team and (i) report directly to the Special Committee at least quarterly on the Company’s implementation of remedial measures and its compliance with the FCPA and (ii) report independently to the Audit Committee or the Special Committee on legal compliance.

In light of the findings of the Special Committee regarding the lack of appropriate controls and failure to implement existing controls, the Board also determined that Dr. Friedhelm Blobel would not be paid a cash bonus for service in 2010 and that the amount payable under Dr. Blobel’s long term cash incentive plan for fiscal 2009 to 2011 would be reduced by $150,000, for an aggregate reduction of approximately $334,000 in the cash compensation Dr. Blobel would have been eligible to receive for performance in fiscal 2010. In addition, the Board determined that the payment of any bonus to Dr. Blobel for service in 2011 would be contingent upon his successful oversight as CEO of the implementation of appropriate remedial measures to assure compliance with FCPA and other anti-bribery laws and regulations during 2011.

Hans Schmid, the President of our subsidiary, SciClone Pharmaceuticals International Ltd. resigned effective as of May 9, 2011.

In addition, the Board extended the service of the Special Committee for at least one year so that the Special Committee can monitor the Company’s implementation of remedial measures.

The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. Following the Company’s announcement of these investigations, purported class actions naming SciClone and certain of its officers as defendants were filed and derivate lawsuits purportedly on behalf of the Company were filed naming certain of its officers and directors as defendants. See Item 1, “Legal Proceedings.”

Based on the information obtained to date, the Company has determined that any potential liability that may result is not probable or cannot be reasonably estimated and therefore no accrual was made related to these matters in its consolidated financial statements as of March 31, 2011. As events occur, the Company will assess the potential liability related to its pending investigations and class action and derivative lawsuits and adjust its estimates accordingly. Such adjustments could materially impact the Company’s financial statements.

9.	Subsequent Event

On April 18, 2011, the Company acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”) pursuant to the terms of a Share Purchase Agreement (the “Agreement”) dated April 18, 2011 between SciClone, NovaMed, the shareholders of NovaMed and SciClone Pharmaceuticals Hong Kong Limited, a wholly-owned subsidiary of SciClone. Under the terms of the Agreement, the purchase price is comprised of up-front payments of approximately $24.7 million in cash and 8,298,110 shares of SciClone common stock valued at approximately $37.1 million, and a contingent right to receive additional cash consideration of up to $43.0 million based upon achievement of revenue and earnings targets for the 2011 and 2012 fiscal years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales; our expectations regarding our acquisition of NovaMed, the sufficiency of our resources to complete clinical trials and other new product development initiatives; the findings of our Special Committee and remedial measures we are taking or plan to take, government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing; the timing and outcome of clinical trials; the timing of completion of therapy and observation for our clinical trials; ZADAXIN®’s ability to complement existing therapies; prospects for ZADAXIN and our plans for its enhancement and commercialization; future size of the worldwide hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets; research and development and other expense levels; the ability of our suppliers to continue financially viable production of our products; cash and other asset levels; the allocation of financial resources to certain trials and programs, and expenses related to litigation and regulatory investigations. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a revenue-generating, China-centric, specialty pharmaceutical company with a substantial international business and a product portfolio of novel therapies for cancer and infectious diseases. We are focused on continuing international sales growth, while containing clinical development and other costs.

Our international business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we believe we have built a solid reputation and established a strong brand through our many years of experience marketing ZADAXIN. We believe these strengths position us to benefit from expanding pharmaceutical markets in China and elsewhere. We believe China will rank second among global pharmaceutical markets by 2015, with projected annual growth rates of more than 20% annually over the next several years. We seek to grow our sales in the region while we leverage our strong balance sheet for in-licensing.

ZADAXIN, our brand of thymalfasin or thymosin alpha 1, has regulatory approval in over 30 countries for the treatment of HBV, as a vaccine adjuvant, for the treatment of HCV, and certain cancers and through March 31, 2011 all of our revenues were derived from sales of ZADAXIN, substantially all of which was sold to China.

As our approval in China for ZADAXIN is an Imported Drug License, all sales are made to licensed importers. Most of our ZADAXIN sales are made to two such importers and last year Sinopharm Group Co. Limited acquired a majority interest in these two large importers. Through March 31, 2011, we have been able to maintain our gross margin in part due to relatively stable or even decreasing costs of sales, and in part due to maintaining a relatively stable sales price. We anticipate that gross margins for ZADAXIN will remain in the historical range, however ZADAXIN prices in China are subject to regulation, and are currently under review by regulatory authorities. If a substantial reduction in the sale price to hospitals occurred, our gross margins for ZADAXIN would be substantially reduced.

To continue to grow ZADAXIN sales to China, our sales force is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as smaller hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities which are the largest, and generally have the most affluent populations. In China, they are mainly located in the eastern part of the nation.

On April 18, 2011, we acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”). NovaMed is a pharmaceutical company with more than 450 employees, broad sales and marketing and regulatory experience in China, as well as pharmaceutical assets including approved products and products in development in China. Novamed’s portfolio of 17 drug products spans four major therapeutic areas including oncology, cardiovascular disease, central nervous system disorders and urology/infection. NovaMed has established exclusive licensing and promotion agreements, for which it receives promotion fees, with a number of leading pharmaceutical companies.

We believe the acquisition of NovaMed will position us as a leader and allow us to significantly expand our presence in China with additional key pharmaceutical assets, new therapeutic areas of focus, and an expanded management team, including an expanded sales force of over 680 professionals. Although we believe ZADAXIN will continue to lead our product sales, we anticipate the addition of NovaMed products will increase our future revenues and will strengthen our rapidly growing pharmaceutical business in China over the coming years.

We continue to look for in-licensing opportunities of late-stage or approved branded, well-differentiated products that are approved or have a clear regulatory pathway. We are also working towards regulatory approval in China for our in-licensed candidate, DC Bead, and NovaMed’s in-licensed candidate, Tramadol, both of which we believe may receive regulatory approval in 2011, and for our other product candidates and recently acquired products from NovaMed, 10 of which are in clinical trials or in other stages of the regulatory approval process in China.

We plan to continue our clinical development outside of China, driving cost-efficient phase 1 and 2 development of promising compounds while seeking development partners for more costly phase 3 trials. We are currently developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial for the prevention of oral mucositis (“OM”).

OM is a common, painful, debilitating complication of cancer treatment, and we estimate that medical costs for the treatment of oral mucositis were approximately $4.2 billion in the U.S. and $10 billion worldwide in 2010. We announced the enrollment of the first patient in the Company’s phase 2b clinical trial of SCV-07 for the prevention of OM in January of 2011. The multicenter, randomized, double-blind, placebo-controlled study will enroll approximately 160 patients, who are receiving standard chemoradiation therapy for treatment of cancers of the head and neck, to assess the drug’s ability to modify the course of OM. The study will evaluate three doses of SCV-07 (0.1 mg/kg, 0.3 mg/kg and 1 mg/kg), including two higher doses than those used in the previous phase 2a study. The study’s primary efficacy endpoint is the reduction in proportion of patients with clinically assessed ulcerative OM (WHO Grade ≥ 2) at the time that they have received a cumulative radiation dose of 45 Gy. The study’s secondary endpoints include incidence and duration of ulcerative and severe (WHO Grade ≥ 3) OM, analgesic use and pain assessments, quality of life measurements, gastrostomy tube placement and use, breaks in radiation or chemotherapy treatment, and unscheduled office or hospital visits.

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of us regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We have been and intend to continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred.

During the investigation, the Special Committee instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate existing compliance and anti-bribery policies and guidelines and to prepare new, more detailed policies and guidelines for implementation after review by our Board and/or committees of the Board, and (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third party events.

The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigates of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ.

The Special Committee found that:

•

we lacked appropriate internal controls to assure compliance with laws, including the FCPA, with respect to sales and marketing practices including payments for, or reimbursement of, third party gifts, travel and entertainment expenses, and sponsorships of certain conferences and symposia.

•	we failed to adequately implement existing controls and policies including our policy that employees comply with all applicable laws.

•

there was a lack of transparency between our operations in China and our operations in the U.S. such that U.S. management did not have adequate and appropriate information about our activities in China.

The Special Committee identified evidence of sales and marketing activities that might constitute potential violations of the FCPA.

The Special Committee made recommendations to the Board regarding remedial measures. Having considered the Special Committee’s recommendations, the Board has directed us to take a number of remedial measures, including the following:

•

adopt a new, more detailed policy regarding compliance with the FCPA and other laws specifically covering travel and entertainment, honoraria, meals, gifts and other matters, with the policy to be approved by the Special Committee.

•	expand our training of employees regarding understanding and compliance with laws, including the FCPA and other anti-bribery and anti-corruption laws and regulations.

•

retain a senior professional with FCPA compliance experience who would be a member of the executive team and (i) report directly to the Special Committee at least quarterly on our implementation of remedial measures and our compliance with the FCPA and (ii) report independently to the Audit Committee or the Special Committee on legal compliance.

The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution.

Refer to Footnote 8 “Other Corporate Matters” and to Item 4 “Changes in Internal Controls” in this Form 10-Q for further information regarding the investigation and remedial measure, related litigation, and material weaknesses we have identified.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Results of Operations

Product Sales and Gross Margin:

The following table summarizes the period over period change in our product sales (in thousands), in our cost of product sales (in thousands) and our product gross margin:

	Three Months Ended March 31,		Change
	2011	2010
Product Sales	$21,662	$17,962	21%
Cost of Product Sales	3,103	2,759	12%
Product Gross Margin	85.7%	84.6%

Product sales were $21.7 million for the three months ended March 31, 2011, compared to $18.0 million for the three months ended March 31, 2010. Product sales to China were $20.9 million, or 96% of sales, for the three-month period ended March 31, 2011, compared to $17.0 million, or 95% of sales, for the three-month period ended March 31, 2010. Our overall revenue growth for the three-month period ended March 31, 2011, compared to the corresponding period in 2010, was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China. All product sales in each period were derived from sales of ZADAXIN. For the three-month period ended March 31, 2011, sales to two importing agents in China accounted for approximately 81% and 15% of our product sales. For the three-month period ended March 31, 2010, sales to two importing agents in China accounted for approximately 59% and 29% of our product sales. The largest customer was the same importing agents in each of these periods. Last year, Sinopharm Group Co. Limited acquired a majority interest in two of our large importers, Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. We do not believe these acquisitions will impact our sales. Our experience with our largest importers has been good and we anticipate that we will continue to sell a majority of our product to them.

Gross margin was 85.7% for the three months ended March 31, 2011 compared to 84.6% for the three months ended March 31, 2010. The increase in gross margin for the three-month period ended March 31, 2011, compared to the three-month period ended March 31, 2010, was attributable to higher sales of ZADAXIN resulting in volume discounts and lower per vial production costs.

We expect sales to increase in 2011 compared to 2010, due to increased unit sales of ZADAXIN related to further market penetration in China, and as a result of our acquisition of NovaMed in April 2011. There are discussions that government reimbursement levels in China for listed drugs could be reviewed in 2011 and that ZADAXIN’s list price could be included in such a review. We do not expect significant changes in gross margins in 2011 compared to 2010; however, we expect cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of our products, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory and the timing of other inventory period costs.

Research and Development (“R&D”):

The following table summarizes the period over period change in our R&D expenses (in thousands):

	Three Months Ended March 31,		Change
	2011	2010
Research and Development	$3,109	$2,675	16%

R&D expenses for the three months ended March 31, 2011 increased by $0.4 million, or 16%, compared to the three-month period ended March 31, 2010. The increase in the three-month period ended March 31, 2011 was primarily related to our SCV-07 phase 2b clinical trial, which began enrollment in January 2011, for the treatment of oral mucositis.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

The initiation, continuation, and completion of our current clinical development programs has had and is expected to continue to have a significant effect on our research and development expenses. Actual costs incurred in future periods will vary depending in particular upon timeline and design of further clinical trials and final decisions regarding the timing and expense-sharing arrangements for these trials, though we expect our research and development expenses to increase for the remainder of 2011, compared to 2010, primarily related to our SCV-07 phase 2b trial in oral mucositis and our acquisition of NovaMed in April 2011. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments or other expenses related to in-licensing and development of new products in the future.

Sales and Marketing:

The following table summarizes the period over period change in our sales and marketing expenses (in thousands):

	Three Months Ended March 31,		Change
	2011	2010
Sales and Marketing	$5,228	$4,948	6%

Sales and marketing expenses for the three-month period ended March 31, 2011 increased by $0.3 million, or 6%, compared to the three-month period ended March 31, 2010, primarily related to increased conferences and local training seminars associated with our sales efforts for ZADAXIN in the 2011 period. We expect sales and marketing expenses in 2011 to be higher compared to 2010 due to increased sales efforts of ZADAXIN, primarily in China, and as a result of our acquisition of NovaMed in April 2011.

General and Administrative:

The following table summarizes the period over period change in our general and administrative expenses (in thousands):

	Three Months Ended March 31,		Change
	2011	2010
General and Administrative	$5,958	$3,197	86%

General and administrative expenses for the three-month period ended March 31, 2011 increased by $2.8 million, or 86%, compared to the three-month period ended March 31, 2010. Increases for the 2011 period, compared to the same period in 2010, primarily resulted from $1.9 million of higher corporate and legal expenses related to the SEC and DOJ investigations announced in August 2010, shareholder litigations that have been filed following the announcement of those investigations, and the conduct of an independent investigation by a special committee of our board of directors in order to evaluate whether any violation of the FCPA or other laws occurred and $0.6 million of higher legal, accounting and professional expenses in connection with our acquisition of NovaMed in April 2011. We expect our general and administrative expenses will increase in 2011, compared to 2010, related to corporate and legal expenses in connection with responding to the SEC and DOJ investigations announced in August 2010, shareholder litigations that have been filed following the announcement of those investigations, and the conduct of the independent investigation by our Special Committee, and as a result of our acquisition of NovaMed in April 2011.

Provision for Income Tax:

Provision for income tax was $0.4 million for the three-month period ended March 31, 2011, compared to $0.2 million for the three-month period ended March 31, 2010, and related to our foreign operations in China. The increases in the 2011 period compared to 2010 were due to increased operating activities in China and an increased statutory tax rate in China. We expect our tax expense will decrease in 2011, compared to 2010. In 2010, we recorded additional tax expense related to our uncertain tax position in China, and we do not expect a comparable tax expense for 2011, although the statutory tax rate in China was 22% for 2010 and is 24% for 2011.

Liquidity and Capital Resources

Days’ sales outstanding in accounts receivable, using the average receivables method, were 98, 98 and 97 days as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The majority of our sales are to importers in China where our accounts receivable collections have standard credit terms ranging from 90 to 180 days.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of March 31, 2011	As of December 31, 2010
Cash and investments	$71,270	$56,522

	Three Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$14,598	$6,990
Investing activities	$2,348	$603
Financing activities	$106	$259

At March 31, 2011 and December 31, 2010, we had $71.3 million and $56.5 million, respectively, in cash and investments. Net cash provided by operating activities was $14.6 million for the three months ended March 31, 2011 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included a decrease in accounts receivable of $9.3 million as a result of cash received from customers during the first quarter of 2011, and an increase in net accounts payable and accrued liabilities of $1.0 million mainly related to an increase in accrued manufacturing costs.

Net cash provided by operating activities was $7.0 million for the three months ended March 31, 2010 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included a decrease in accounts receivable of $4.5 million as a result of cash received from customers and an increase in inventory levels by $1.0 million to meet expected sales demands.

Net cash provided by investing activities was $2.3 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 1011, cash provided by investing activities was primarily related to the sale of available-for-sale investments, net of purchases of available-for-sale investments, and net of purchases of property and equipment. For the three months ended March 31, 2010, cash provided by investing activities was primarily related to the sale of trading security investments, net of purchases of property and equipment.

Net cash provided by financing activities of $0.1 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, consisted of proceeds from the issuances of common stock made under our stock award plans and the issuance of stock under our employee stock purchase plan.

Our subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, have a loan and security agreement with Silicon Valley Bank (“SVB”) (“the Credit Facility”) for a financing facility up to $15 million for a term of 24 months. SciClone Pharmaceuticals, Inc. is the guarantor of the facility. The Credit Facility bears interest on borrowed funds at the bank’s prime rate plus 1.25% (5.25% at March 31, 2011) on outstanding balances and is secured by a first priority secured interest in all of our assets, including intellectual property in an event of default. We are required to meet certain financial covenants, including minimum liquidity, as defined, and are subject to certain minimum fees and interest payments. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. As of March 31, 2011, we had borrowed $2.5 million on the Credit Facility and we were required to maintain a debt coverage ratio of 1.35 to 1 equal to $3.4 million of cash in SVB cash accounts to meet our financial liquidity covenant and were in compliance with all significant terms of the Credit Facility. The Credit Facility expires October 1, 2012, and upon termination all amounts borrowed must be repaid in full.

In May 2009, we filed a shelf registration statement on Form S-3 with the SEC under which we may offer and sell up to $50.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3.

In April 2011, we acquired NovaMed for a purchase price comprised of up-front payments of approximately $24.7 million in cash and 8,298,110 shares of SciClone common stock valued at approximately $37.1 million and a contingent right to receive additional cash consideration of up to $43.0 million, based upon achievement of revenue and earnings targets for the 2011 and 2012 fiscal years.

We believe that our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months, including the effects of our acquisition of NovaMed. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to our registration statement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories. Additional financing or collaboration and licensing arrangements may not be available when needed either at all or, on favorable terms.

We intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations, in-licensing new products, particularly in China, and funding our clinical trials. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings, if any, will be sufficient to conduct and complete further clinical trials or to in-license additional products. The need, timing and amount of any such financing would depend upon numerous factors, including the status of the pending regulatory investigations and pending litigations, the level and price of sales of our products, the timing and amount of manufacturing costs related to our products, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, term deposits, commercial paper, corporate bonds, U.S. treasury, or government agency notes. All of our investments mature within one year from date of purchase except for our Italian state bonds which mature in 2013. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio at March 31, 2011.

We do not hold any derivative financial instruments for speculation or trading purposes. Most of our sales have been in U.S. dollars. Our purchases with contract manufacturers are denominated in U.S. dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets denominated in euros and renminbi. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. Such losses have not been significant to date.

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

Changes in Internal Controls

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, has been made known to them in a timely fashion. Based on this evaluation, and due to the material weaknesses described below, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 in timely alerting them to material information relating to us and our consolidated subsidiaries as required to be disclosed in the reports we file and submit under the Exchange Act as described below.

As a result of the material weaknesses, we have enhanced our disclosure controls and procedures and internal control over financial reporting to remediate the deficiencies that gave rise to the material weaknesses. While we have made progress in remediating these material weaknesses, as of March 31, 2011, these material weaknesses had not been fully remediated.

Compliance with Laws

In connection with our Special Committee’s investigation, our management identified a material weakness in our internal control over financial reporting as of December 31, 2010 regarding the implementation of our policy on compliance with applicable laws and this material weakness had not been fully remediated as of March 31, 2011. Our conclusion that we have this material weakness in our internal control over financial reporting is not based on quantified misstatements in our historical financial statements or our financial statements as of and for the period ended March 31, 2011, but instead on the determination that we did not design or maintain sufficient policies, procedures, controls, communications or training to mitigate the risk of violations of laws, including the FCPA.

The following activities to improve internal controls occurred in the first quarter of 2011:

•

Our initiation of more in-depth, Company-wide, comprehensive training of our personnel in the requirements of the FCPA and other laws, including training with respect to those areas of our operations that are most likely to raise FCPA compliance concerns and in the following newly adopted policies and guidelines:

1. Our adoption of a policy regarding the pre-approval of expenses for, or reimbursement of third parties for, certain travel expenses and sponsorship of attendance at medical, scientific or other events including review by our Compliance Officer or designee of these expenses;

2. Our determination to adopt and begin the process of implementing more detailed guidelines on gifts, reimbursement to doctors for attendance at medical and scientific or other events and on compliance with laws; and

•

Our identification of the need for more detail and back-up documentation for expense approvals or reimbursement requests relating to various expenses including third-party gifts, travel expenses, honoraria and sponsorship of attendance at medical, scientific or other events and our decision to implement at least two additional policies regarding these matters.

Accounting for Income Taxes

In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we also identified a material weakness in the Company’s internal controls over financial reporting for income taxes. The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that tax exposures were correctly calculated and recorded. Specifically, our process of identifying and evaluating our foreign uncertain tax positions and related reserves were not designed effectively to provide for adequate and timely identification and recognition of income tax expense in accordance with U.S. GAAP, and there was a reasonable possibility that a material misstatement would not be prevented or detected in the consolidated financial statements and this material weakness had not been fully remediated as of March 31, 2011. The following activities to improve internal controls occurred in the first quarter of 2011:

•	We clarified our policy for supporting documentation related to expenses deducted on foreign tax returns to ensure the deductibility of all such expenses; and

•

We began implementing a process for evaluating changes that may be impacted by the international tax environment, where such changes may result in a significant or material increase of our foreign uncertain tax positions and related reserves.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the first quarter of fiscal 2011.

We have discussed these matters with our independent registered public accounting firm and our Audit Committee. There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2010, three derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of San Mateo naming certain of our officers and directors as defendants. The lawsuits assert claims for breach of fiduciary duty, abuse of control, unjust enrichment and corporate waste based on alleged violations of the Foreign Corrupt Practices Act. Plaintiffs seek damages, restitution and injunctive and/or equitable relief purportedly on behalf of the Company, and an award of their costs and attorney’s fees. On January 13, 2011, the derivative lawsuits were consolidated into a single action under the caption In re SciClone Pharmaceuticals, Inc. Shareholder Derivative Litigation, Case No. CIV 499030, and the court appointed lead plaintiffs’ counsel. The court ordered plaintiffs to file a consolidated complaint on or before March 18, 2011. On February 28, 2011, the parties agreed to a temporary stay of the consolidated action until and including April 15, 2011, subject to further applications of the parties to extend the stay, pending completion of the Company’s internal investigation. On April 15, 2011, the parties stipulated to extend the temporary stay to and including May 16, 2011.

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

Our risk factors are set forth below in their entirety. The list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

We have a history of operating losses and an accumulated deficit. Although we reported net income of $21.1 million for the year ended December 31, 2010 and $3.8 million for the three months ended March 31, 2011. We have experienced significant operating losses in the past, and as of March 31, 2011, we had an accumulated deficit of approximately $140.0 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

•

government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the United States and other foreign countries, including the effect of any change in the governmentally permitted maximum listed price for ZADAXIN (“thymosin alpha 1 or thymalfasin”) or our other products on the market in China;

•	actual or anticipated fluctuations in our quarterly operating results;

•	progress and results of clinical trials and the regulatory approval process in the United States, Europe and in China;

•	our acquisition of NovaMed Pharmaceuticals, Inc. (“NovaMed”) including our ability to manage the risks associated with the acquisition;

•	finding a partner for late-stage trials of our clinical development candidates;

•	timing and achievement of our corporate milestones;

•	changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic and political conditions in the United States or abroad; and

•	broad financial market fluctuations in the United States, Europe or Asia.

Our acquisition of NovaMed involves a number of risks and we may not successfully integrate our and NovaMed’s businesses and may not realize the anticipated benefits of the acquisition. *

Achieving the benefits of the acquisition of NovaMed will depend in substantial part on the successful integration of the two companies’ operations and personnel. While at this time SciClone’s China operations and NovaMed’s business will be conducted in separate subsidiaries, we will need to operate as a combined organization and begin utilizing common business, information and communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. We will face significant challenges in integrating our organizations and operations in a timely and efficient manner. Some of the challenges and difficulties involved in this integration include:

•	retaining key employees of both organizations;

•	managing the acquisition and continuing operations in both organizations to successfully achieve the anticipated benefits of the acquisition;

•	preserving important relationships of both SciClone and NovaMed;

•	potential diversion of management’s attention from normal daily operations of the business;

•	costs and delays in implementing common systems and procedures;

•	consolidating and rationalizing information technology and administrative infrastructures;

•

variability in our financial results which may result from acquisition-related expenses including the variation in the valuation of the earn-out, and periodic impairment charges that may result from the recording of goodwill and intangible assets in the acquisition;

•	implementing procedures, policies and processes related to FCPA compliance; and

•	integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Any one or all of these factors, many of which are outside of our control, may increase operating costs or lower anticipated financial performance. In addition, the combined company may lose distributors, suppliers, manufacturers and employees. Achieving anticipated synergies and the potential benefits underlying the two companies’ reasons for the merger will depend on successful integration of the two companies. In addition, the integration of NovaMed into SciClone will be a complex, time consuming and expensive process and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated the integration could have a material adverse effect on the operating results of the company and on the value of our common stock, and could result in our not achieving the anticipated benefits of the acquisition. Failure to achieve our objectives could have a material adverse effect on the business and operating results of the company.

Charges to earnings resulting from the NovaMed acquisition may adversely affect our financial results and could adversely affect the market value of our common stock and the cash portion of the purchase price and other expenses will reduce our working capital. *

In accordance with U.S. generally accepted accounting principles, we will account for the NovaMed acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on our results of operations. Under the purchase method of accounting, we will allocate the total estimated purchase price to NovaMed’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. In addition, the purchase price will include an estimate of the value of the earn-out that may be payable in the future. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in the acquisition. The amount of employee stock compensation expense we will incur will increase as a result of grants to a larger base of employees. We will also incur an expense if the valuation of the earn-out increases, which would occur if in any quarter it appears that the likelihood of payment of any portion of the earn-out has become more likely. The accounting measurement of the earn-out will be subject to change through December 2012 and may create earnings volatility for us every quarterly reporting period through December 2012. In addition, to the extent the value of goodwill becomes impaired, the combined company may be required to incur material charges relating to the impairment of goodwill. These charges, even though they would be non-cash charges, could have a material impact on our results of operations.

We made substantial cash payments in the NovaMed acquisition and we have incurred significant other costs related to the acquisition which reduced our liquidity and could affect our operating results.

We used approximately $24.7 million of cash as part of the purchase price to acquire NovaMed. In addition, we estimate that we incurred investment banker costs of approximately $2.6 million and we have also incurred substantial legal and accounting and professional costs associated with the acquisition. These costs will reduce our cash and cash equivalents substantially. In addition, if the earn-out targets are achieved, we would need to use up to an additional $43.0 million in cash, which would materially reduce our cash available for operations.

The issuance of shares of SciClone common stock in the acquisition, and the registered sale of these shares could decrease the market value of our common stock.

We issued approximately 8,298,110 shares of our common stock in the NovaMed acquisition. Former NovaMed stockholders own approximately 15% of our outstanding common stock, after the transaction. We have granted registration rights for those shares and the shares are expected to be freely tradable on approximately October 18, 2011, however not more than 25% of such shares may be sold in any three month period thereafter. Although the shares will continue to be subject to such limitations until October 2012, sales of the shares could lead to a decrease in the market price of our common stock.

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China, and if we experience difficulties in our sales efforts, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. For the three months ended March 31, 2011 and 2010, approximately 96% and 95%, respectively, of our ZADAXIN sales were to customers in China. We expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly as a result of the NovaMed acquisition. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the decisions of the National Development and Reform Commission (“NDRC”) pricing reform anticipated to be made in 2011.

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

We face risks related to the potential outcomes of the SEC investigation regarding FCPA compliance and other matters and DOJ investigation regarding the FCPA and our own investigation into such matters, including potential penalties, substantial expenses and the use of significant management time and attention, and changes in our marketing and sales practices that could affect our ability to generate revenue, any of which could adversely affect our business.*

In August 2010, we received notices of investigations by U.S. government agencies that relate to our operations in China including compliance with the FCPA and we subsequently initiated an internal investigation regarding these matters. In connection with the formal, non public SEC investigation, the SEC issued a subpoena to us requesting documents regarding a range of matters including but not limited to documents relating to potential payments or transfer of anything of value to regulators and government-owned entities in China; documents relating to bids or contracts with state or government-owned entities in China; documents relating to intermediary or local agent of the Company in China; documents regarding the Company’s ethics and anti-corruption policies, training, and audits; and documents relating to certain Company financial and other disclosures made by the Company. The DOJ is currently conducting an investigation of us in connection with compliance with the FCPA, as to which they have advised us that the DOJ has information about the Company’s practices suggesting possible violations. We have been cooperating with, and will continue to cooperate with, the investigations by and inquiries from the SEC and DOJ. In response to these matters, our board of directors appointed the Special Committee of independent directors to oversee our response to the government inquiry. The Special Committee conducted an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred.

The Special Committee has substantially concluded its investigation and reached a number of findings, including that we lacked appropriate internal controls to assure compliance with laws, including the FCPA, with respect to sales and marketing practices including payments for, or reimbursement of, third party gifts, travel and entertainment expenses, and sponsorships of certain conferences and symposia. The Special Committee identified evidence of sales and marketing activities that might constitute potential violations of the FCPA. We are undertaking certain remedial measures recommended by the Special Committee and adopted by our Board of Directors. However, the SEC’s and DOJ’s formal investigations are continuing.

We are unable to predict what consequences, if any, that any investigation by any regulatory agency or by our Special Committee may have on us. These and any other regulatory investigations and our cooperation with them will result in substantial legal and accounting expenses, and could divert management’s attention from other business concerns and harm our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we may take, if any, as a result of such investigations, may adversely affect our business in China. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remediative measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

We are taking actions to improve our practices and policies regarding compliance with laws, and have identified a material weakness in our internal control over financial reporting relating to our implementation of our policy on compliance with laws. *

We have consistently maintained a policy that our employees comply with all applicable laws. However, in the course of evaluating our existing training, policies and internal controls over financial reporting and expense approval and expense reimbursement practices, and of the matters brought to the attention of management by the Special Committee, we determined that our guidelines, employee training and expense approval practices and our internal controls with respect to certain matters, including the payment for, or reimbursement of, third-party gifts, travel expenses, honoraria and sponsorship of certain third-party events required improvements in order to provide reasonable assurance that our policy on compliance with applicable laws was effective. In addition, management determined that we had a material weakness in our internal control over financial reporting as of December 31, 2010 relating to our implementation of our policy on compliance with laws. Subsequently, the Special Committee also made a similar finding with respect to our internal control over financial reporting.

During the first quarter of fiscal 2011, we initiated or commenced various remediation efforts to provide reasonable assurance of our implementation of our policy on compliance with laws, including the FCPA and other anti-bribery laws as described in “Management’s Annual Report on, and Changes in, Internal Control over Financial Reporting”. As a result of adopting new practices, guidelines and other measures, certain of our sales and marketing practices will change. In particular these actions will impose restrictions and limitations on certain expenses including payments for, or reimbursement of, third-party gifts, travel expenses, honoraria and sponsorships of medical, scientific or other third-party events. Our efforts to implement these changes will require substantial effort and expense, and changes in types or amount of expenses we’ll pay or reimburse could adversely affect our ability to generate revenue.

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

We may not be able to successfully develop or commercialize our products in China or the United States. *

Following the acquisition of NovaMed, we have numerous products under development in China such as DC Bead, and Tramadol, and we are developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial in the United States for the prevention of oral mucositis (“OM”). The regulatory approval processes in the United States, Europe and China are demanding, lengthy and expensive. We have committed significant resources, including capital and time, to develop and seek approval for products under development, and if we do not obtain approvals we are seeking, we may be unable to achieve any revenue from these products. All new drugs, including ours and NovaMed’s products, which have been developed or are under development, are subject to extensive and rigorous regulation by the FDA, SFDA and similar regulatory agencies. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations may change from time to time and new regulations may be adopted.

Satisfaction of government regulations may take several years and the time needed to satisfy them varies substantially based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and impose costly procedures upon our activities. Even if we obtain regulatory approval for our products, such approval may impose limitations on the indicated uses for which our products may be marketed. Further unsatisfactory data resulting from clinical trials of thymalfasin may also adversely affect our ability to market and sell thymalfasin in markets where it is approved for sale.

To fully develop these products and other products we may acquire, substantial resources are required for extensive research, development, pre-clinical testing, clinical trials, and manufacturing scale-up and regulatory approval prior to the potential products being ready for sale. We cannot assure that our efforts will produce commercially viable products. We face significant technological risks inherent in developing these products. We may also abandon some or all of our proposed products before they become commercially viable. We are obligated to make a milestone payment upon regulatory approval of certain products under development. If any of our products, even if developed and approved, cannot be successfully commercialized in a timely manner, our business will be harmed and the price of our stock may decline.

Market acceptance of any product that is successfully developed and approved will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. In addition, for certain products we may need to convince partners to manufacture or market our products. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

Our success is dependent upon the success of our sales and marketing efforts in China, and we may experience difficulties in complying with regulations, slow collections or other matters that could adversely affect our revenue in China. *

Following the acquisition of NovaMed, we have numerous products on the market in China in addition to ZADAXIN. Our future revenue growth depends to a great extent on increased sales of ZADAXIN to China and the successful integration and increased sales of the products promoted or marketed by NovaMed. If we fail to continue to successfully market ZADAXIN or NovaMed’s product portfolio, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business.

Our sales are concentrated in China and we face risks relating to operating in a China, including pricing and other regulations, slow payment cycles and exposure to fluctuations in the Chinese economy.

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. The process and timing for any price restrictions is unpredictable. Further, the successful sales and marketing of all of NovaMed’s products requires continuing compliance with other regulations in China relating to the import, manufacture, approval and distribution of products and if we or our partners are not able to obtain or maintain necessary licenses or other approvals, our operations would be adversely affected.

Our sales and marketing strategy in China depends significantly upon agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including the products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. This includes agreements for products on the market including DepaKine, Stilnox, Tritace and Aggrastat, and products in the regulatory review process, including DC Bead and Tramadol, which we believe may receive regulatory approval in 2011, and our other product candidates, including several of NovaMed’s products in clinical trial, are held under license, distribution or marketing agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be adversely affected. Disputes may arise with our collaborators, including disputes over the performance of each party’s obligations under the agreements, ownership rights to intellectual property, know-how or technologies developed with our collaborators, and disputes could cause us to incur legal costs and could result in disruptions in our business.

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected.

Our operations throughout the world including China are potentially subject to the laws and regulations of the United States including the FCPA, in addition to the laws and regulations of the local countries. Regulation in China of the activities in the pharmaceutical industry has increased and may continue to undergo significant and unanticipated changes. A number of companies have faced significant expenses or fines as a result of the increasing regulation of, and enforcement activity regarding, the pharmaceutical industry.

Our business strategy is dependent in part upon our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. If we fail to maintain such agreements, or if we fail to acquire additional, our business will suffer. *

Our sales and marketing strategy in China depends significantly upon agreements with third parties. Except for ZADAXIN, our rights to develop market and sell our products in China, including the products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. This includes agreements for products on the market including DepaKine, Stilnox, Tritace and Aggrastat, and products in the regulatory review process, including DC Bead and Tramadol, which we believe may receive regulatory approval in 2011, and our other product candidates, including several of NovaMed’s products in clinical trial, are held under license, distribution or marketing agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be adversely affected. Disputes may arise with our collaborators, including disputes over the performance of each party’s obligations under the agreements, ownership rights to intellectual property, know-how or technologies developed with our collaborators, and disputes could cause us to incur legal costs and could result in disruptions in our business.

All of our products were originally obtained by us under licenses, promotion, distribution or similar third-party agreements. We do not conduct product discovery and our ability to bring new products to market is dependent upon our entering into additional acquisition, in-licensing, promotion or distribution agreements, particularly in China. The competition for attractive products is intense, and we cannot assure you that we will be able to negotiate in-license, promotion or distribution agreements for additional products in the future on acceptable terms, if at all.

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

We depend on sales to China, and global conditions could negatively affect our operating results or limit our ability to expand our operations in and outside of China. Changes in China’s political, social, regulatory and economic environment may affect our financial performance. *

Our business is concentrated in China. Heightened tensions resulting from the current geopolitical conditions in the Middle East, North Korea and elsewhere could worsen, causing disruptions in foreign trade, which would harm our sales. In particular, our commercial product is manufactured in Europe and distributed by us from our operations in Hong Kong. Any disruption of our supply and distribution activities due to geopolitical conditions could decrease our sales and harm our operating results.

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

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next. *

Imported products in China, including ZADAXIN, are distributed through a tiered method to import and distribute finished pharmaceutical products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each ZADAXIN shipment to determine whether it satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders for ZADAXIN within an annual period. Therefore, our ZADAXIN sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on a limited number of importers, in any given quarter, to supply ZADAXIN and most of our ZADAXIN sales are now through two importers so our receivables from those importers are material, and if we were unable to collect receivables from those importers or any other importer, our business and cash-flow would be adversely affected. Our importers are not obligated to place purchase orders for our product, and if they determined for any reason not to place purchase orders, we would need to seek alternative licensed importers, which could cause fluctuations in our ZADAXIN revenue.

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

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance. *

Most of our product sales are denominated in U.S. dollars. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the renminbi in a narrow currency trading band that may or may not fluctuate based upon government policy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the renminbi exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the United States dollar and U.S. interest rates. A trend to a stronger U.S. dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker U.S. dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

We have recently acquired NovaMed Pharmaceuticals, Inc. and may engage in further acquisitions and must successfully integrate any acquired products or companies in order to avoid a material disruption to our business and material adverse effects to our financial results. *

We have recently acquired NovaMed Pharmaceuticals, Inc. and may engage in more acquisitions of products or companies. Acquisitions involve numerous risks, including the following:

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

We cannot predict the safety profile of the use of thymalfasin, DC Bead, Tramadol, SCV-07, or other drugs we may develop when used in combination with other drugs. *

Many of our trials involve the use of thymalfasin in combination with other drugs. SCV-07 may be developed to be used in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, and dacarbazine are known to cause adverse patient reactions. We cannot predict how thymalfasin, DC Bead, Tramadol, SCV-07 or other drugs we may develop will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of thymalfasin, DC Bead, Tramadol, SCV-07, or other drugs we may develop when used in certain combination therapies.

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, DC Bead, Tramadol, SCV-07, or other drugs we may develop we may not be able to successfully market them. *

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, and once commercialized, DC Bead, Tramadol, SCV-07 or other drugs we may develop. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Although ZADAXIN receives some limited reimbursement in certain provinces in China, we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for DC Bead or Tramadol in China. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

Efforts by governmental and third-party payers to contain or reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could cause us to reduce the prices at which we market our drugs, which would reduce our gross margins and may harm our business.

We rely on third parties who are our sole source suppliers for our clinical trial and commercial products and their inability to deliver products that meet our quality-control standards could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process. *

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. If we experience a problem with the manufacturer or our suppliers our sales may suffer. We and NovaMed have each experienced difficulties with obtaining product from manufacturers in the past. During 2010, we experienced difficulties validating upgrades to equipment with one of our API manufacturers. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of our products in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced. In addition, each of the products that are marketed through our new NovaMed subsidiary is manufactured by, or obtained from, a single source.

We also rely on third parties, who are subject to regulatory oversight, to supply drug product for our clinical trials. For example, Biocompatibles is the sole supplier of DC Bead, Solvay Peptides S.A. is our sole supplier of SCV-07, and Depakine, Stilnox, Tritace and other products in either finished product or active pharmaceutical ingredient are manufactured by or for Sanofi-Aventis, Pfizer and other partners of our subsidiary, NovaMed. Any unanticipated deficiencies in these suppliers, or the suppliers of our raw materials, and/or recall of the manufacturing lots or similar action regarding the pegylated interferon alpha or ribavirin used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these suppliers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products and impair our competitive position.

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

Commercialization of some of our products depends on collaborations with others. If our collaborators are not successful, or if we are unable to find future collaborators, we may not be able to properly develop and commercialize our products. *

We depend in part on our distributors and business partners to develop or promote our drugs, and if they are not successful in their efforts or fail to do so, our business will suffer. For example, Biocompatibles is providing SciClone with product samples and the necessary supporting documents to obtain regulatory approval in China for DC Bead. We generally do not have control over the amount and timing of resources that our business partners devote to our collaborative efforts, and some have not always performed as or when expected. If they do not perform their obligations as we expect, particularly obligations regarding clinical trials, our development expenses would increase and the development or sale of our products could be limited or delayed, which could hurt our business and cause our stock price to decline. In addition, our relationships with these companies may not be successful. Disputes may arise with our collaborators, including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. We may not be able to negotiate similar additional arrangements in the future to develop and commercialize ZADAXIN or other products.

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

We may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In addition, if we are unable to retain key personnel from the acquisition of NovaMed particularly sales and marketing personnel with expertise in the products they promote and regulatory personnel, our business may suffer and could result in our not achieving the anticipated benefits of the acquisition.

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

We are undertaking corrective measures based upon the findings of our Special Committee relating to its investigation of matters relating to the FCPA as well as relating to managements’ evaluation of internal control over financial reporting which could have adverse effects on our business, including the loss of personnel, and changes in marketing, sales and educational practices or programs. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our product development and commercialization, the development and commercialization of our products would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

We may need to obtain additional funding to support our long-term product development and commercialization programs. *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. However, we used $24.7 million of our cash and cash equivalents to acquire NovaMed, will incur substantial investment banking, legal and other fees, and the potential earn-out payments related to the acquisition, if targets are met, could be up to $43.0 million in cash. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead and Tramadol in China, and for our other products and products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in the U.S. and China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Substantial sales of our stock or equity in our subsidiaries or the exercise or conversion of options or convertible securities may impact the market price of our common stock. *

Our collaborative partner Sigma-Tau and affiliates hold a substantial amount of our stock. The stock is freely tradable and Sigma-Tau is not under any obligation to SciClone which would prevent it from selling some or all of the stock it holds except for applicable U.S. insider trading regulations with respect to possession of material non-public information by Sigma-Tau or its officers and directors.

In May 2009, we filed a Form S-3 Shelf registration with the SEC which was later declared effective by the SEC and will allow us to sell securities in one or more offerings. In addition, we issued 8,298,110 shares of the Company’s common stock to NovaMed under the terms of the acquisition in April 2011. Future issuances of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock or sell equity in a subsidiary, the percentage ownership of our present stockholders of the respective entities will be reduced and the price of our common stock may fall.

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

In addition, financial instruments may subject us to a concentration of credit risk. Most of our cash, and cash equivalents are held by a limited number of financial institutions. To date, we have not experienced any losses on our cash and cash equivalents. However, if any of these instruments permanently lost value or had their liquidity impaired, it would also have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

We have material weaknesses in our internal control over financial reporting and if we are not able to remediate these weaknesses, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a United States-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of United States law which frequently differ in certain aspects. Our management has determined that as of December 31, 2010, we had two material weaknesses in our internal control over financial reporting that have not been remediated. In addition, we determined that our disclosure controls were not working effectively as of December 31, 2010. The material weaknesses relate to our controls over (i) our implementation of our policy on compliance with laws and (ii) our accounting for income taxes, as discussed in Item 4. Changes in Internal Controls of this Form 10-Q. During the first quarter of fiscal 2011, the Company initiated or commenced various remediation efforts to address the weaknesses. While we have made significant progress in remediating these material weaknesses, as of March 31, 2011 they had not been fully remediated. Although we are taking steps to remediate these material weaknesses, there can be no assurance that we will be successful in this regard. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, including with respect to our clinical research expenses, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. New legislation may impact our financial position or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

10.1(1)	Share Purchase Agreement dated April 18, 2011 by and among SciClone Pharmaceuticals, Inc., SciClone Pharmaceuticals Hong Kong Limited, NovaMed Pharmaceuticals, Inc. and the listed sellers represented by Mark Lotter.

10.2(1)**	Change in Control Agreement effective April 18, 2011 by and between Mr. Mark Lotter and SciClone Pharmaceuticals Hong Kong Limited.

10.3(1)**	Employment Agreement by and between SciClone Pharmaceuticals Hong Kong Limited and Mark Lotter, dated April 18, 2011.

10.4(1)**	Secondment Contract between SciClone Pharmaceuticals Hong Kong Limited and NovaMed Pharmaceuticals (Shanghai) Co., Ltd. and Mark Lotter, dated April 18, 2011.

10.5(1)**	Director Services Agreement between NovaMed Pharmaceuticals, Inc. and Mr. Mark Lotter, dated April 18, 2011.

10.6(1)**	Director Services Agreement between SciClone Pharmaceuticals International Ltd. and Mr. Mark Lotter, dated April 18, 2011.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: May 10, 2011	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1(1)	Share Purchase Agreement dated April 18, 2011 by and among SciClone Pharmaceuticals, Inc., SciClone Pharmaceuticals Hong Kong Limited, NovaMed Pharmaceuticals, Inc. and the listed sellers represented by Mark Lotter.

10.2(1)**	Change in Control Agreement effective April 18, 2011 by and between Mr. Mark Lotter and SciClone Pharmaceuticals Hong Kong Limited.

10.3(1)**	Employment Agreement by and between SciClone Pharmaceuticals Hong Kong Limited and Mark Lotter, dated April 18, 2011.

10.4(1)**	Secondment Contract between SciClone Pharmaceuticals Hong Kong Limited and NovaMed Pharmaceuticals (Shanghai) Co., Ltd. and Mark Lotter, dated April 18, 2011.

10.5(1)**	Director Services Agreement between NovaMed Pharmaceuticals, Inc. and Mr. Mark Lotter, dated April 18, 2011.

10.6(1)**	Director Services Agreement between SciClone Pharmaceuticals International Ltd. and Mr. Mark Lotter, dated April 18, 2011.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.