Form 10-Q
period 2011-06-30
SCICLONE PHARMACEUTICALS INC
filed 2011-08-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, 58,321,778 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$47,138	$53,017
Short-term investments	1,563	3,125
Accounts receivable	37,802	30,671
Inventories	8,790	7,078
Prepaid expenses and other current assets	2,065	2,057
Deferred tax asset	1,507	—

Total current assets	98,865	95,948
Property and equipment, net	794	588
Restricted investments	415	380
Intangible assets, net	46,008	—
Goodwill	31,023	—
Other assets	411	891

Total assets	$177,516	$97,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,742	$3,882
Accrued and other current liabilities	14,565	8,247

Total current liabilities	18,307	12,129
Long-term borrowing on line of credit	2,500	2,500
Liability for contingent consideration	19,663	—
Deferred tax liability	9,284	—
Other long-term liabilities	811	990
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 58,221,778 and 48,011,235 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	58	48
Additional paid-in capital	264,001	225,897
Accumulated other comprehensive income	884	67
Accumulated deficit	(137,992)	(143,824)

Total stockholders’ equity	126,951	82,188

Total liabilities and stockholders’ equity	$177,516	$97,807

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$27,389	$20,694	$49,051	$38,656
Promotion services	5,719	—	5,719	—

Total revenues	33,108	20,694	54,770	38,656

Operating expenses:
Cost of product sales	5,174	3,540	8,277	6,299
Sales and marketing	12,861	5,603	18,089	10,551
Amortization of acquired intangible assets, related to sales and marketing	714	—	714	—
Research and development	3,091	2,407	6,200	5,082
General and administrative	8,259	3,386	14,217	6,583
Contingent consideration	808	—	808	—

Total operating expenses	30,907	14,936	48,305	28,515

Income from operations	2,201	5,758	6,465	10,141

Non-operating income (expense):
Interest and investment income	13	23	33	48
Interest and investment expense	(53)	(19)	(110)	(38)
Other (expense) income, net	(4)	(85)	11	(83)

Income before provision for income tax	2,157	5,677	6,399	10,068
Provision for income tax	174	197	567	395

Net income	$1,983	$5,480	$5,832	$9,673

Basic net income per share	$0.04	$0.12	$0.11	$0.20
Diluted net income per share	$0.03	$0.11	$0.11	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$5,832	$9,673
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	1,249	1,005
Depreciation and amortization	917	209
Realized gain on investments	—	(212)
Other non-cash expense	—	236
Liability for contingent consideration	808	—
Deferred tax, net	(263)	—
Other long-term liabilities	(179)	23
Changes in operating assets and liabilities:
Accounts receivable	280	(444)
Inventories	(1,683)	1,327
Prepaid expenses and other assets	926	99
Accounts payable	(655)	(1,230)
Accrued and other current liabilities	1,448	365
Deferred revenue	—	(141)

Net cash provided by operating activities	8,680	10,910
Investing activities:
Acquisition of NovaMed, net of cash acquired	(21,257)	—
Purchases of available-for-sale investments	(1,580)	(7,141)
Proceeds from the sale or maturities of available-for-sale investments	3,125	—
Proceeds from the sale or maturity of trading security investments	—	1,250
Purchases of property and equipment	(278)	(61)

Net cash used in investing activities	(19,990)	(5,952)
Financing activities:
Proceeds from issuances of common stock	5,308	1,053

Net cash provided by financing activities	5,308	1,053

Effect of exchange rate changes on cash and cash equivalents	123	8

Net (decrease) increase in cash and cash equivalents	(5,879)	6,019
Cash and cash equivalents, beginning of period	53,017	29,687

Cash and cash equivalents, end of period	$47,138	$35,706

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$477	$373

Interest and unused line fees paid related to line-of-credit	$84	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

On April 18, 2011, SciClone acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”). See Note 10. NovaMed is registered in the Cayman Islands with its principal office located in China. NovaMed Pharmaceuticals (Shanghai) Co. Ltd., a wholly-owned subsidiary of NovaMed, is registered in China with its principal office located in Shanghai. Commencing April 18, 2011, the Company’s financial statements include the assets, liabilities, operating results and cash flows of NovaMed.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

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

The People’s Republic of China (“China”) uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the three months ended June 30, 2011 and 2010, sales to three and two importing or distributor agents in China accounted for 92%, and 98%, respectively, of the Company’s product sales. For the six months ended June 30, 2011 and 2010, sales to three and two importing or distributor agents in China accounted for 94%, and 93%, respectively, of the Company’s product sales. No other importer or distributor accounted for more than 10% during the three or six months ended June 30, 2011 or 2010. The Company’s two largest importers or distributors were the same for all periods. In 2010, a third party acquired a majority interest in these two largest importers or distributors. As of June 30, 2011, approximately $36.2 million, or 96%, of the Company’s accounts receivable were attributable to four importing or distributor agents in China. The Company generally does not require collateral from its customers.

The Company currently relies on two suppliers to provide key components to its ZADAXIN® manufacturing supply. Although there are a limited number of manufacturers who would be able to meet the requirements to manufacture these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

The majority of the Company’s product sales are in U.S. dollars. However, a significant portion of the Company’s revenues and expenses are denominated in renminbi (“RMB”) and a significant portion of the Company’s assets and liabilities are denominated in RMB and are exposed to foreign exchange risk. RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at the exchange rates quoted by People’s Bank of China. Remittances in currencies other than RMB by the Company in China require certain supporting documentation in order to affect the remittance.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company earns product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to distributors. Sales are recognized when the medical products have been delivered to the distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in the promotional contract, which marks the period when marketing and promotional services have been rendered, and when all of the above revenue recognition criteria are met.

Product Returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, for ZADAXIN product sales, the Company may replace products that have expired or are deemed to be damaged or defective when delivered. For other product sales, the Company has replaced or accepted returns for products that have expired. The Company estimates expected returns primarily on historical patterns and/or its analysis of market demand.

Intangible Assets

Intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. The Company’s policy is to identify and record impairment losses, if necessary, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

As part of the acquisition of NovaMed, the company recorded intangible assets related to promotion and distribution contract rights. The promotion and distribution contracts expire in one to ten years, with the majority expiring in one to two years, but are subject to renewal or extension. The estimated useful lives of the promotion and distribution contract intangible assets is approximately 13.5 years. Refer to Note 6 and 10 for further information regarding the Company’s intangible assets.

Goodwill

The Company accounted for the acquisition of NovaMed under the purchase method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed of NovaMed based on their estimated fair values. The total consideration paid by SciClone to NovaMed consisted of cash, SciClone common stock, and contingent consideration. The excess of the fair value of the total consideration over the net identifiable assets and intangibles was allocated to goodwill. Goodwill will be tested for impairment at least annually, or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350, Intangibles — Goodwill and Other.

Liability for Contingent Consideration

As part of the acquisition of NovaMed, the Company may pay up to an additional $43.0 million in earn-out upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or contingent consideration”.) The Company estimated the fair value of the earn-out on the acquisition date using a Monte Carlo simulation model. The fair value of the earn-out will be re-measured each period, and changes in the fair value will be recorded to “contingent consideration” in operating expenses. Refer to Liability for Contingent Consideration in Note 3 for further information.

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Intangible assets and goodwill are generally recorded in the local currency which is the functional currency of our subsidiaries located in China. As a result, the carrying values of intangible assets and goodwill may fluctuate with the value of the renminbi as compared to the U.S. dollar. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income in the statement of stockholders’ equity.

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any period presented.

Stock-Based Compensation

The Company records stock-based compensation costs relating to share-based payment transactions, including stock options, restricted stock units (“RSUs”) and employee stock purchase plans. Stock-based compensation expense for stock options and the employee stock purchase plan is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense for RSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock-based compensation expense values are recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The stock-based compensation costs that are ultimately expected to vest are recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years for stock options and three months for the employee stock purchase plan. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, RSUs, warrants and the employee stock purchase plan using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,983	$5,480	$5,832	$9,673

Denominator:
Weighted-average shares outstanding used to compute basic net income per share	55,666	47,549	52,301	47,403
Effect of dilutive securities	2,557	2,034	2,506	1,852

Weighted-average shares outstanding used to compute diluted net income per share	58,223	49,583	54,807	49,255

Basic net income per share	$0.04	$0.12	$0.11	$0.20
Diluted net income per share	$0.03	$0.11	$0.11	$0.20

For the six months ending June 30, 2011, shares of common stock outstanding increased by 8,298,110 shares due to the acquisition of NovaMed (refer to Note 10) and by approximately 1,897,000 shares due to stock option exercises.

For the three months ended June 30, 2011 and 2010, outstanding stock options, RSUs and warrants for 2,151,222 and 2,894,967 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options, RSUs and warrants calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended June 30, 2011 and 2010, shares subject to market or performance conditions of 209,120 and 365,000, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met. For the six months ended June 30, 2011 and 2010, 2,627,684 and 2,599,463 shares, respectively, related to outstanding stock options, RSUs and warrants were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options, RSUs and warrants calculated under the treasury stock method would have been anti-dilutive. In addition, for the six months ended June 30, 2011 and 2010, shares subject to market or performance conditions of 130,000 and 365,000, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

Comprehensive Income

The following table summarizes components of total comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$1,983	$5,480	$5,832	$9,673
Other comprehensive income (loss):
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	6	(41)	35	(65)
Net change in unrealized gains/losses on available for sale securities	—	(12)	—	(1)
Foreign currency translation	751	8	782	8

Total comprehensive income	$2,740	$5,435	$6,649	$9,615

Recent Accounting Pronouncement

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance changes some fair value measurement principles and disclosure requirements. The disclosure requirements have been enhanced, with certain exceptions for U.S. non-public companies. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing the impact, if any, that the adoption of this update will have on its consolidated financial statements and disclosures.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

2.	Available-for-Sale Investments

The following is a summary of available-for-sale investments (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$16,592	$—	$—	$16,592
Corporate bonds maturing within 1 year	760	—	—	760
Commercial paper maturing within 6 months	300	—	—	300
U.S. treasuries maturing within 1 year	503	—	—	503
Restricted long-term Italian state bonds maturing in 2013	450	—	(35)	415

Total available-for-sale investments	$18,605	$—	$(35)	$18,570

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$12,900	$—	$—	$12,900
Foreign U.S. dollar term deposits maturing within 6 months	3,125	—	—	3,125
Restricted long-term Italian state bonds maturing in 2013	450	—	(70)	380

Total available-for-sale investments	$16,475	$—	$(70)	$16,405

The Company’s restricted long-term Italian state bonds secure its Italian value added tax filing arrangements. The unrealized losses on the Company’s restricted long-term Italian state bond investments are mainly as a result of currency translation. The Company believes that it is more likely than not that it will hold its restricted long-term Italian state bond investments until recovery of the cost basis.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents, and investments) and liability measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Assets:
Money market funds	$16,592	$—	$—	$16,592
U.S. treasury bills	503	—	—	503
Corporate bonds	—	760	—	760
Commercial paper	—	300	—	300
Restricted long-term Italian state bonds	415	—	—	415

Total	$17,510	$1,060	$—	$18,570

Liability:
Liability for contingent consideration	$—	$—	$19,663	$19,663

Total	$—	$—	$19,663	$19,663

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Money market funds	$12,900	$—	$—	$12,900
Foreign U.S. dollar term deposits	—	15,130	—	15,130
Restricted long-term Italian state bonds	380	—	—	380

Total	$13,280	$15,130	$—	$28,410

Liability for Contingent Consideration

As part of the acquisition of NovaMed, the Company may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration.”) The Company estimated the fair value of the contingent consideration on the acquisition date using a Monte Carlo simulation model and included a risk-adjusted discount rate of 20% and volatility of 40%. The terms governing the determination of the earn-out are disclosed in Note 10, Acquisition. For the three- and six- months ended June 30, 2011, the estimated fair value of the contingent consideration increased by $0.8 million primarily as a result of a decrease in the discount period. The following represents the change in the estimated fair value of the contingent consideration (in thousands):

Fair value at acquisition date	$18,870
Foreign currency translation adjustment	(15)
Change in the estimated fair value of the contingent consideration liability	808

Fair value at end of period	$19,663

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$1,175	$590
Work in progress	406	355
Finished goods	7,209	6,133

	$8,790	$7,078

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Office equipment	$809	$868
Leasehold improvements	901	735
Office furniture and fixtures	636	619
Software	142	108

	2,488	2,330
Less accumulated depreciation	(1,694)	(1,742)

Net property and equipment	$794	$588

6.	Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Promotion and distribution contract rights	$46,722	$—
Less accumulated amortization	(714)	—

	$46,008	$—

Acquired promotion and distribution contract intangible assets are amortized on a straight-line basis over 13.5 years, based on their estimated useful life. Amortization expense was approximately $0.7 million for the three- and six- months ended June 30, 2011. As of June 30, 2011, annual amortization expense in each of the next 5 years is $3.4 million.

7.	Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Lease deposits	$248	$249
Value added tax receivable	—	441
Other	163	201

	$411	$891

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued sales and marketing expenses	$4,920	$1,558
Accrued compensation and benefits	3,610	2,277
Accrued taxes, tax reserves and interest	2,950	1,683
Accrued professional fees	1,168	1,184
Accrued manufacturing costs	702	361
Accrued clinical trial expense	257	444
Other	958	740

	$14,565	$8,247

9.	Income Taxes

The provision for income tax of $0.2 million for each of the three months ended June 30, 2011 and 2010, related to the Company’s foreign operations in China. Provision for income tax of $0.6 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively, related to the Company’s foreign operations in China. The Company’s statutory tax rate in China was 22% for 2010 and is 24 and 25% for 2011. The Company did not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested in the foreign operations.

10.	Acquisition

On April 18, 2011 SciClone acquired all the outstanding shares of NovaMed pursuant to the terms of a Share Purchase Agreement (the “Agreement”) dated April 18, 2011 between SciClone, NovaMed, the shareholders of NovaMed and SciClone Pharmaceuticals Hong Kong Limited, a wholly-owned subsidiary of SciClone. The acquisition brings additional broad sales and marketing, as well as regulatory and extensive business capabilities and pharmaceutical assets, on the market as well as in the regulatory approval stage, to its growing and profitable China focused specialty pharmaceutical business. Under the terms of the Agreement, the purchase price is comprised of up-front payments of approximately $24.6 million in cash, 8,298,110 shares of SciClone common stock and a contingent right to receive additional cash consideration of up to $43.0 million (the “earn out” or “contingent consideration”), based upon achievement of revenue and earnings targets for the 2011 and 2012 fiscal years.

Under the Agreement the earn-out is based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out provisions provide that: (i) if cumulative revenue in China for legacy NovaMed products for the two fiscal years ending December 31, 2012 exceed $94.2 million, a cash payment ranging from $9.2 million to $11.5 million will be paid, with the full amount payable if such revenue is $117.8 million or more; and (ii) if adjusted EBITDA for the two year period ending December 31, 2012 exceeds $91.8 million, a cash payment from $17.2 million to $21.5 million will be paid with the full amount payable if such adjusted EBITDA is $137.8 million or more. Adjusted EBITDA is defined in the Agreement to exclude certain expenses which are not generally related to operating results in China, including SciClone’s U.S. research and development expense, certain share-based compensation, license fees paid by SciClone for new products, certain legal and advisory fees related to the Agreement or to change-in-control transactions, and certain fees and expenses, including legal fees and governmental fines or settlements paid with respect to the pending formal, non-public investigation being conducted by the U.S. Securities and Exchange Commission (“SEC”).

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

The estimated fair value of the earn-out is included in the total purchase price and is recorded as a long-term liability. The estimated fair value of the earn-out is based on management’s assessment of the likelihood of whether, as of the closing date, the revenue and earnings targets would be achieved, and of the present value factors associated with the timing of the revenue and earnings targets. The shares of common stock issued by SciClone are subject to a lock-up until October 18, 2011. After the lock-up expires, no more than 25% of such shares may be sold in any three-month period up to October 18, 2012. The shares of common stock are recorded at estimated fair value as of the closing date, reflecting an estimate of the discount for lack of marketability of 15%.

The total purchase price of NovaMed was approximately $75.0 million, comprised as follows (in thousands):

Cash consideration	$24,577
SciClone shares of common stock at estimated fair value on closing date	31,531
Contingent consideration (earn-out) at estimated fair value	18,870

Total purchase price	$74,978

Under the purchase method of accounting, the total purchase price is allocated to NovaMed’s net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in the Company’s Condensed Consolidated Balance Sheet is as follows (in thousands):

Cash	$3,322
Accounts receivable	7,411
Prepaid and other assets	486
Property and equipment	80
Deferred tax asset	1,389
Intangible assets - promotion and distribution contract rights	46,310
Goodwill	30,717
Deferred tax liability	(9,352)
Liabilities assumed	(5,385)

Total net assets acquired	$74,978

The fair value of the acquired promotion and distribution contract intangible assets was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). The Company’s measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered the Company’s estimates of future incremental earnings that may be achieved by the promotion and distribution contract intangible assets, and included estimated acquired useful lives of approximately 13.5 years and a discount rate of 29%.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of NovaMed includes benefits that the Company believes will result from combining the operations of NovaMed with the operations of SciClone and any intangible assets that do not qualify for separate recognition, as well as future, yet unidentified products. Goodwill is not amortized and is not deductible for tax purposes.

Deferred tax liability reflects taxes associated with the promotion and distribution contract intangible assets recognized as part of the acquisition.

The recorded purchase price amounts are preliminary and subject to change as the Company is awaiting additional information related to revenue and receivable reserves. The effects of final adjustments, if any, on the purchase price allocation are not expected to be material.

The results of operations of NovaMed are included in the Company’s financial statements from April 18, 2011, the date of acquisition. The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the three- and six-months ended June 30, 2011 and 2010, assuming NovaMed had been acquired on January 1, 2010. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$34,642	$28,355	$62,809	$52,281
Net income	$425	$5,488	$2,559	$8,836
Basic net income per share	$0.01	$0.12	$0.05	$0.19
Diluted net income per share	$0.01	$0.11	$0.05	$0.18

The following table presents information for NovaMed that is included in SciClone’s Condensed Consolidated Statement of Operations from April 18, 2011 through June 30, 2011 (in thousands):

Total revenues	$7,516
Net loss	$(1,090)

For the three- and six- months ended June 30, 2011, the Company recorded acquisition-related transaction costs of $3.3 million and $3.8 million, respectively, which were included in general and administrative expense in the Condensed Consolidated Statements of Operations.

11.	Stock-Based Compensation

The following table summarizes the stock-based compensation expenses included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales and marketing	$174	$290	$247	$423
Research and development	78	71	155	115
General and administrative	472	320	847	467

	$724	$681	$1,249	$1,005

Stock Options

During the six months ended June 30, 2011, the Company granted options to purchase a total of 2,432,000 shares of common stock and options to purchase approximately 1,897,000 shares of common stock were exercised.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected terms ranging from 4.83-5.28 years, volatility factor ranging from 65.14-70.19%, and risk free interest rates ranging from 1.72-1.96%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved.

RSUs

During the three months ended June 30, 2011, the Company granted to employees 191,667 RSUs at a weighted average fair value at grant date of $5.81. The RSUs vest 25% approximately one year after grant date with the remaining shares vesting either approximately annually or quarterly in equal installments over a three year period, depending on the terms of the grant. There were no RSUs granted by the Company in any period prior to the three months ended June 30, 2011 and none of the RSUs were vested as of June 30, 2011. As of June 30, 2011, there was approximately $0.9 million of unrecognized compensation cost, net of forfeitures, related to nonvested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 3.8 years.

12.	Other Corporate Matters

On August 5, 2010, SciClone was contacted by the United States Securities and Exchange Commission (“SEC”) and advised that the SEC has initiated a formal, non-public investigation of SciClone, and the SEC issued a subpoena to SciClone requesting a variety of documents and other information. The subpoena requests documents relating to a range of matters including, but not limited to, potential payments or transfers of anything of value to regulators and government-owned entities in China, bids or contracts with state or government-owned entities in China, any joint venture partner, intermediary or local agent of the Company in China, the Company’s ethics and anti-corruption policies, training, and audits, and certain company financial and other disclosures. On August 6, 2010, the Company received a letter from the United States Department of Justice (“DOJ”) indicating that the DOJ was investigating Foreign Corrupt Practices Act (“FCPA”) issues in the pharmaceutical industry generally, and that the DOJ had information about the Company’s practices suggesting possible violations. The Company will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

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

During the investigation, the Special Committee instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate existing compliance and anti-bribery policies and guidelines and to prepare new, more detailed policies and guidelines for implementation after review by SciClone’s Board and/or committees of the Board, and (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third party events.

The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ.

The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against the Company, the imposition of significant penalties and/or fines against the Company, and/or the imposition of civil or criminal sanctions against the Company or certain of its officers, directors and/or employees. The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. Following the Company’s announcement of these investigations, purported class actions naming SciClone and certain of its officers as defendants were filed and derivate lawsuits purportedly on behalf of the Company were filed naming certain of its officers and directors as defendants. See Part II, Item 1, “Legal Proceedings.”

Based on the information obtained to date, the Company has determined that any potential liability that may result is not probable or cannot be reasonably estimated and therefore no accrual was made related to these matters in its consolidated financial statements as of June 30, 2011. As events occur, the Company will assess the potential liability related to its pending investigations and class action and derivative lawsuits and adjust its estimates accordingly. Such adjustments could materially impact the Company’s financial statements.

13.	Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the nature and location of its customers, to be “China” and “Rest of the World, including the U.S.”

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense.

Summary information by operating segment for the three- and six-month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
China:
Revenues	$32,405	$20,222	$53,277	$37,266
Operating income	$6,183	$10,435	$17,558	$19,138

Rest of the World (including the U.S.):
Revenues	$703	$472	$1,493	$1,390
Operating loss	$(3,982)	$(4,677)	$(11,093)	$(8,997)

Long-lived assets as of June 30, 2011 by operating segment are as follows (in thousands):

China	$77,253
Rest of the World (including the U.S.)	983

$78,236

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a revenue-generating, profitable, China-centric, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular, urological, respiratory, and central nervous system disorders. We are focused on continuing international sales growth through our strong sales and marketing efforts, and growing our profitability, while containing our United States-based clinical development costs by limiting this effort to the current SCV-07 phase 2b clinical program in oral mucositis with the expectation that a partner would fund any non-China focused future trials with SCV-07. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we have built a solid reputation and established a strong brand through our many years of experience marketing ZADAXIN. We believe our strengths position us to benefit from expanding pharmaceutical markets in China. We believe China will rank second among global pharmaceutical markets by 2016, with projected annual growth rates of 20% or more annually over the next several years. We seek to grow sales of our current product portfolio in the region while we leverage our strong balance sheet for future acquisitions and product in-licensing.

We acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”) on April 18, 2011, and our results of operations include the operations of NovaMed only for the period from April 18, 2011. We believe the NovaMed acquisition positions us as a leading specialty pharmaceutical company in China, where we aim to expand our presence with additional key pharmaceutical assets, new therapeutic areas of focus, and an expanded management team, including a sales force of over 680 professionals. Our product portfolio consists of products we sell directly and products for which we do exclusive promotion but which are sold to purchasers by our partners which include Sanofi S.A. and Baxter International, Inc. Together with the products acquired from NovaMed, our portfolio now has 18 marketed products and spans major therapeutic areas including oncology, infectious diseases, and cardiovascular, urological, respiratory and central nervous system disorders. The acquisition expanded our product portfolio through exclusive licensing and promotion agreements with a number of leading pharmaceutical companies.

We have two categories of revenues: proprietary and in-licensed product sales revenues and promotion services revenues. Our flagship product, ZADAXIN, has the highest margins as it is proprietary to SciClone. While we expect that ZADAXIN will continue to lead our product sales, we also anticipate the addition of the NovaMed in-licensed products to SciClone’s two in-licensed products will increase our future revenues and profitability and will strengthen our rapidly growing pharmaceutical business in China over the coming years. Our in-licensed products, such as Aggrastat® which we began selling recently in China, have good margins but are lower than our proprietary product, ZADAXIN. The second category of products includes our exclusively promoted China products, such as Depakine®, Stilnox®, and Tritace® for which we recognize promotion services fees as a percentage of our collaborators top line revenue. Over time, we expect to optimize this product mix by shifting the product mix to higher margin proprietary and in-licensed products, for which we would reflect the top line revenue.

SciClone’s ZADAXIN (thymalfasin) is approved in over 30 countries and may be used for the treatment of hepatitis B (HBV), hepatitis C (HCV), as a vaccine adjuvant, and certain cancers according to the approvals we have in these countries. To continue to grow ZADAXIN sales to China, our sales force is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as smaller hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of the nation which are the largest and generally have the most affluent populations in China.

SciClone’s marketed portfolio also includes Depakine, the most widely prescribed broad-spectrum anti-convulsant in China; Tritace, an ACE inhibitor for the treatment of hypertension; Stilnox, a fast-acting hypnotic for the short-term treatment of insomnia (marketed as Ambien® in the US); and Aggrastat, a recently-launched intervention cardiology product. SciClone is also pursuing the registration of several other therapeutic products in China.

We continue to look for in-licensing opportunities for China of late-stage or approved branded, well-differentiated products that if not yet approved have a clear regulatory pathway in China based on existing approvals outside of China. We are also working on the final stage of the regulatory approval in China for our in-licensed candidate, DC Bead®, and expect a decision from the SFDA, the Chinese regulatory agency, to be made in 2011. We are also working on the approval process for our other product candidates, all of which are in clinical trials or in other stages of the regulatory approval process in China.

We are currently developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial for the prevention of oral mucositis (“OM”). OM is a common, painful, debilitating complication of cancer treatment, and we estimate that medical costs for the treatment of oral mucositis were approximately $4.2 billion in the U.S. and $10 billion worldwide in 2010. We announced the enrollment of the first patient in the Company’s phase 2b clinical trial of SCV-07 for the delay of onset of OM in January of 2011. The current phase 2b clinical trial is a multicenter, randomized, double-blind, placebo-controlled study designed to enroll approximately 160 patients, who are receiving standard chemoradiation therapy for treatment of cancers of the head and neck, to assess the drug’s ability to modify the course of OM. The study will evaluate three doses of SCV-07 (0.1 mg/kg, 0.3 mg/kg and 1 mg/kg), including two higher doses than those used in the previous phase 2a study. The study’s primary efficacy endpoint is the reduction in proportion of patients with clinically assessed ulcerative OM (WHO Grade > 2) at the time that they have received a cumulative radiation dose of 45 Gy. The study’s secondary endpoints include incidence and duration of ulcerative and severe (WHO Grade > 3) OM, analgesic use and pain assessments, quality of life measurements, gastrostomy tube placement and use, breaks in radiation or chemotherapy treatment, and unscheduled office or hospital visits.

Chronic hepatitis C virus (HCV) infection is characterized by an impaired immune response, including decreased maturation of dendritic cells, weakened Th1-type immune responses, and increased immunosuppression caused by interleukin (IL)-10 and regulatory T cells. In December 2010, we announced topline results from our phase 2b clinical trial of SCV-07 for the treatment of HCV. Study data demonstrated SCV-07 to be safe and well-tolerated at both administered doses. Topline results showed a clear biological signal from SCV-07 but did not meet the study’s primary efficacy endpoint of a 2 log reduction in viral load from baseline level. As some of these subjects opted for treatment with pegylated interferon/ribavirin (standard of care, SOC) after the SCV-07 treatment in our protocol, we are evaluating the HCV viral load in the subjects to determine if SCV-07 treatment can act as a primer to increase response to subsequent SOC. Preliminary data that was available in July 2011 showed that SCV-07 may have the potential to prime the immune system for a better response to SOC. In addition, SCV-07 in combination with ribavirin and a direct acting anti-viral represent a future therapy approach that could improve sustained virological response rates in interferon-intolerant patients or patients for whom IFN treatment is contraindicated.

We are finalizing the Clinical Study Report required by the U.S. Food and Drug Administration for our phase 2b clinical trial which we stopped following the recommendation of a Data Safety Monitoring Board in September 2009 of RP101, a compound we investigated for the treatment of pancreatic cancer. We have returned the exclusive rights to develop and commercialize RP101 in the United States and Canada to RESprotect GmbH.

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of us regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Footnote 12 “Other Corporate Matters”, Part II, Item 1. “Legal Proceedings” and to Part I, Item 4 “Changes in Internal Controls” in this Form 10-Q for further information regarding the investigation and remedial measure, related litigation, and material weaknesses we have identified.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Business Combinations

We accounted for the acquisition of NovaMed in April 2011 in accordance with ASC Topic 805, Business Combinations. ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination. The consideration paid to acquire NovaMed is required to be measured at fair value and included contingent consideration, which are earn-out payments that will be paid upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. After the total consideration transferred was calculated by determining the fair value of the contingent consideration and Sciclone common stock, plus the cash consideration, we assigned the purchase price of NovaMed to the fair value assets acquired and liabilities assumed. This resulted in recognition of intangible assets related to promotion and distribution contract rights and goodwill. The determination and allocation of the consideration transferred requires management to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration and intangible assets acquired.

As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. As of June 30, 2011, we have estimated the fair value of the contingent consideration to be $19.7 million. We estimated the fair value of the contingent consideration on the acquisition date using a Monte Carlo simulation model. The earn-out is based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out provisions are subject to a number of adjustments and acceleration provisions. The total earn-out payments described above may be increased by $10.0 million (but not exceeding a total maximum contingent cash consideration of $43.0 million) or reduced by $10.0 million, depending upon whether we are able to achieve targets relating to product distribution agreements. If there is a change-in-control of the Company on or before April 18, 2012, then the earn-out payment would be deemed to be $23.0 million. If there is a change-in-control of the Company on or after April 18, 2012 and before December 31, 2012, then the earn-out payment would range between $11.5 million and $23.0 million depending upon achievement against the adjusted EBITDA and revenue targets through the date of the change-in-control. In addition, if either (i) Mark Lotter is terminated without cause prior to December 31, 2012, or (ii) if we fail to meet certain obligations to appoint and retain Mark Lotter and Peter Barrett (or their replacements) on our Board of Directors through December 31, 2012, the earn-out payment would be deemed to be $23.0 million. We are required to remeasure the contingent consideration each reporting period until the amount of the payment is finalized, which may not occur until December 31, 2012. The change in the estimated fair value of the contingent consideration is recognized as an adjustment to operating expenses. From the acquisition date of April 18, 2011 to June 30, 2011, the estimated fair value of the contingent consideration increased by $0.8 million primarily as a result of the decrease in the discount period. Future changes in the estimated fair value of the contingent consideration may be significant, as the ultimate contingent consideration payout could range from $0 to $43.0 million.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with ASC Topic 805, and ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 805 requires that the purchase method of accounting be used for all business combinations and specifies the criteria that must be met in order for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. As of June 30, 2011, we have recognized from the acquisition $46.0 million of intangible assets related to promotion and distribution relationships and $31.0 million of goodwill. Our intangible assets are amortized over 13.5 years, based on their estimated useful life, and goodwill is determined to have an indefinite life and therefore, is not amortized. Intangible assets and goodwill are tested for impairment at least annually or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350. Judgment regarding the existence of impairment indicators will be based on operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain intangibles and other long-lived assets are impaired resulting in an adverse impact on our financial position and results of operations.

We believe there have been no other significant changes in our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Results of Operations

Revenues and Cost of Product Sales:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Product Sales	$27,389	$20,694	32%	$49,051	$38,656	27%
Promotion Services	5,719	—		5,719	—

Total Revenues	33,108	20,694	60%	54,770	38,656	42%

Product sales were $27.4 million and $49.1 million for the three- and six-months ended June 30, 2011, respectively, compared to $20.7 million and $38.7 million for the corresponding periods in 2010. The increases of $6.7 million, or 32%, for the three-months ended June 30, 2011 and $10.4 million, or 27%, for the six-months ended June 30, 2011 compared to the same periods in the prior years, were primarily attributable to increased sales of ZADAXIN and due to the addition of NovaMed product sales as a result of the acquisition of NovaMed. ZADAXIN sales were $25.6 million and $47.3 million for the three- and six- months ended June 30, 2011, compared to $20.7 million and $38.7 million for the corresponding periods of 2010. Our overall ZADAXIN revenue growth was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China.

Promotion services revenue of $5.7 million for the three- and six- month periods ended June 30, 2011 reflect the addition of NovaMed promotion services as a result of the acquisition of NovaMed and was related to the distribution of products under promotional contracts.

Total revenues to China were $32.4 million and $53.3 million, or 97% and 98% of sales, respectively, for the three- and six-month periods ended June 30, 2011, compared to $20.2 million and $37.3 million, or 98% and 96% of sales, respectively for the corresponding periods in 2010.

For the three-month period ended June 30, 2011, sales to three importing agents or distributors in China accounted for approximately 41%, 34% and 17% of our product sales. For the three-month period ended June 30, 2010, sales to two importing agents or distributors in China accounted for approximately 75% and 23% of our product sales. For the six-month period ended June 30, 2011, sales to three importing agents or distributors in China accounted for approximately 53%, 31% and 10% of our product sales. For the six-month period ended June 30, 2010, sales to three importing agents or distributors in China accounted for approximately 67%, 14% and 12% of our product sales. The two largest customers were the same importing agents or distributors in each of these periods. Last year, Sinopharm Group Co. Limited acquired a majority interest in our largest and third largest importers or distributors Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. We do not believe these acquisitions will impact our sales. Our experience with our largest importers or distributors has been good and we anticipate that we will continue to sell a majority of our product to them.

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Cost of Product Sales	$5,174	$3,540	46%	$8,277	$6,299	31%

Cost of product sales were $5.2 million and $8.3 million for the three- and six-month periods ended June 30, 2011, respectively, compared to $3.5 million and $6.3 million for the same periods in the prior year. The increases of $1.6 million, or 46%, and $2.0 million, or 31%, for the three- and six-month periods ended June 30, 2011 compared to the same periods in prior year were attributable to higher ZADAXIN sales and the addition of NovaMed cost of product sales as a result of the acquisition of NovaMed. ZADAXIN cost of sales were $3.8 million and $6.9 million for the three- and six months ended June 30, 2011, respectively, compared to $3.5 million and $6.3 million for the corresponding periods in 2010. Gross margin for ZADAXIN was 85.0% and 82.9% for the three months ended June 30, 2011 and 2010, respectively, and was 85.3% and 83.7% for the six months ended June 30, 2011 and 2010, respectively. The increase in gross margin for ZADAXIN for the three- and six- month period ended June 30, 2011, compared to the three- and six- month period ended June 30, 2010, was due primarily to lower per vial production costs mainly as a result of increased production.

We expect total revenues and cost of product sales to increase in 2011 compared to 2010 due to increased unit sales of ZADAXIN related to further market penetration in China, and as a result of the addition of revenues from NovaMed’s product portfolio. Through June 30, 2011, we have been able to maintain our ZADAXIN gross margin in part due to relatively stable or even decreasing costs of sales, and in part due to maintaining a relatively stable sales price. We anticipate that gross margins for ZADAXIN will remain in the historical range; however ZADAXIN list prices in China are subject to regulation, and are currently under review by regulatory authorities. If a substantial reduction in the sale price to hospitals occurred, our gross margins for ZADAXIN would be substantially reduced.

We expect our ZADAXIN cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of our products, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory and the timing of other inventory period costs.

Sales and Marketing:

The following table summarizes the period over period change in our sales and marketing expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Sales and Marketing	$12,861	$5,603	130%	$18,089	$10,551	71%

Sales and marketing expenses for the three months ended June 30, 2011 increased by $7.3 million, or 130%, compared to the same period in 2010. Sales and marketing expenses for the six months ended June 30, 2011 increased by $7.5 million, or 71%, compared to the same period in 2010. The increases of $7.3 million, or 130%, and $7.5 million, or 71%, for the three- and six-month periods ended June 30, 2011 compared to the same periods in prior year were due to the sales and marketing expenses attributable to NovaMed operations as a result of the acquisition of NovaMed, as well as increased conferences and local training seminars and an increase in compensation and benefits expenses related to sales incentives and bonuses associated with our sales efforts for ZADAXIN in the 2011 period. We expect sales and marketing expenses to be higher in 2011 compared to 2010 due to increased sales efforts of ZADAXIN, primarily in China, and the addition of NovaMed sales and marketing expenses as a result of our acquisition of NovaMed in April 2011.

Amortization of Acquired Intangible Assets:

For the three and six months ended June 30, 2011, we recognized $0.7 million in amortization of acquired intangible assets expense, reflecting the amortization of promotion and distribution contract intangible assets acquired as part of the NovaMed acquisition. There was no similar expense for the corresponding periods of 2010. We expect $3.4 million per year of annual amortization expenses in future years.

Research and Development (“R&D”):

The following table summarizes the period over period change in our R&D expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Research and Development	$3,091	$2,407	28%	$6,200	$5,082	22%

R&D expenses for the three months ended June 30, 2011 increased by $0.7 million, or 28%, compared to the same period in 2010. R&D expenses for the six months ended June 30, 2011 increased by $1.1 million, or 22%, compared to the same period in 2010. The increases in the three- and six-month periods were primarily related to our SCV-07 phase 2b clinical trial which began enrollment in January 2011, for the treatment of oral mucositis, and to a lesser extent to the addition of NovaMed R&D expenses due to our acquisition of NovaMed.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

The initiation, continuation, and completion of our current clinical development programs has had and is expected to continue to have a significant effect on our research and development expenses. Actual costs incurred in future periods will vary depending in particular upon timeline and design of further clinical trials and final decisions regarding the timing and expense-sharing arrangements for these trials, though we expect our research and development expenses to increase in 2011 compared to 2010 primarily related to our SCV-07 phase 2b trial in oral mucositis, and the addition of NovaMed research and development expenses as a result of our acquisition of NovaMed in April 2011. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments or other expenses related to in-licensing and development of new products in the future.

General and Administrative:

The following table summarizes the period over period change in our general and administrative expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
General and Administrative	$8,259	$3,386	144%	$14,217	$6,583	116%

General and administrative expenses for the three months ended June 30, 2011 increased by $4.9 million, or 144%, compared to the same period in 2010. The increase was attributable to the acquisition of NovaMed in April 2011, including the general and administrative expense attributable to NovaMed operations, acquisition related transaction costs (including legal, banker fees, accounting and advisory services) of $3.3 million, higher corporate and legal expenses related to the SEC and DOJ investigations, shareholder litigations, and the conduct of an independent investigation by a special committee of our board as discussed in Note 12 of our Notes to Unaudited Condensed Consolidated Financial Statements, and higher professional services primarily related to our FCPA compliance efforts and various tax planning and compliance matters.

General and administrative expenses for the six months ended June 30, 2011 increased by $7.6 million, or 116%, compared to the same period in 2010. The increase was attributable to the acquisition of NovaMed in April 2011, including the general and administrative expenses attributable to NovaMed operations, acquisition related transaction costs (including legal, banker fees, accounting and advisory services) of $3.8 million, higher corporate and legal expenses related to the SEC and DOJ investigations, shareholder litigations, and the conduct of an independent investigation by a special committee of our board as discussed in Note 12 of our Notes to Unaudited Condensed Consolidated Financial Statements, and higher professional services primarily related to our FCPA compliance efforts and various tax planning and compliance matters.

We expect our general and administrative expenses will increase in 2011 compared to 2010 because of higher corporate and legal expenses in connection with responding to the SEC and DOJ investigations announced in August 2010, shareholder litigations that have been filed following the announcement of those investigations, and the conduct of the independent investigation by our Special Committee and our FCPA compliance efforts, acquisition related transaction costs and the addition of NovaMed general and administrative expenses as a result of our acquisition of NovaMed in April 2011, and various tax planning and compliance matters.

Contingent Consideration:

As part of the acquisition of NovaMed, we may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration.”) We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration will be re-measured each period, and changes to the fair value will be recorded to contingent consideration expense. For the three- and six- months ended June 30, 2011, we recognized $0.8 in contingent consideration expense, reflecting the increase in the fair value of the contingent consideration due to a decrease in the discount period. Our fair value estimates are based on a variety of factors that may significantly fluctuate from period to period, including the likelihood that earn-out targets will be achieved and present value factors associated with the timing of the earn-out targets, and may result in significant fluctuations to contingent consideration expense in the future.

Provision for Income Tax:

The provision for income tax was $0.2 million and $0.6 million for the three- and six-month periods ended June 30, 2011, respectively, compared to $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2010, and related to our foreign operations in China. The increase in the six-month period ended June 30, 2011 compared to the same period of 2010 was due to increased operating activities in China and an increased statutory tax rate in China. In addition, we recorded additional tax expense related to an uncertain tax position in China. We expect that our tax expense will increase in 2011 compared to 2010 due to an increase in the statutory tax rate of certain of our operations in China from 22% to 24% in 2010 and the addition of NovaMed operations as a result of our acquisition of NovaMed in April 2011.

Liquidity and Capital Resources

The majority of our sales are to importers and distributors in China where our accounts receivable collections have standard credit terms generally ranging from 45 to 180 days.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$8,680	$10,910
Investing activities	$(19,990)	$(5,952)
Financing activities	$5,308	$1,053

	As of June 30, 2011	As of December 31, 2010
Cash and investments	$49,116	$56,522

Net cash provided by operating activities was $8.7 million for the six months ended June 30, 2011 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included an increase in inventory levels of $1.7 million. Net cash provided by operating activities was $10.9 million for the six months ended June 30, 2010 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included a $1.2 million decrease in accounts payable and a decrease in inventory levels by $1.3 million to fulfill sales demands.

Net cash used in investing activities was $20.0 million and $6.0 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, cash used in investing activities was primarily related to the acquisition of NovaMed which used cash of approximately $21.3 million, and to a lesser extent related to the sale of available-for-sale investments, net of purchases of available-for-sale investments, and purchases of property and equipment. For the six months ended June 30, 2010, cash used in investing activities was primarily related to the purchase of available-for-sale investments, net of proceeds from the sale or maturity of trading security investments.

Net cash provided by financing activities of $5.3 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively, consisted of proceeds from the issuances of common stock made under our stock award plans.

The following summarizes our future contractual obligations as of June 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years
Operating leases (1)	$4,956	$1,109	$3,103	$744
Purchase obligations (2)	5,624	5,624	—	—
Other liabilities (3)	225	225		—

Total	$10,805	$6,958	$3,103	$744

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)	This amount represents a discretionary accrued bonus payable to our chief executive officer as of June 30, 2011 based on the achievement of performance targets over the years 2009 and 2011.

In addition to the amounts indicated in the table above, as part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. The timing of the contingent consideration payment, if any, is dependent upon several factors, including whether there is a change-in-control. The contingent consideration is expected to be paid no later than the first half of 2013.

Our subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, have a loan and security agreement with Silicon Valley Bank (“SVB”) (“the Credit Facility”) for a financing facility up to $15 million for a term of 24 months. SciClone Pharmaceuticals, Inc. is the guarantor of the facility. The Credit Facility bears interest on borrowed funds at the bank’s prime rate plus 1.25% (5.25% at June 30, 2011) on outstanding balances and is secured by a first priority secured interest in all of our assets, including intellectual property in an event of default. We are required to meet certain financial covenants, including minimum liquidity, as defined, and are subject to certain minimum fees and interest payments. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. As of June 30, 2011, we had borrowed $2.5 million on the Credit Facility and we were required to maintain a debt coverage ratio of 1.35 to 1 equal to $3.4 million of cash in SVB cash accounts to meet our financial liquidity covenant and were in compliance with all significant terms of the Credit Facility. The Credit Facility expires October 1, 2012, and upon termination all amounts borrowed must be repaid in full.

In May 2009, we filed a shelf registration statement on Form S-3 with the SEC under which we may offer and sell up to $50.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3.

On April 18, 2011, we issued 8,298,110 shares of common stock as part of our acquisition of NovaMed. The shares are subject to a lock-up until October 18, 2011. After the lock-up expires, no more than 25% of such shares may be sold in any three- month period up to October 18, 2012. We plan to file a resale registration statement with the SEC with respect to sales of such shares.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, term deposits, commercial paper, corporate bonds, U.S. treasury, or government agency notes. All of our investments mature within one year from date of purchase except for our Italian state bonds which mature in 2013. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio at June 30, 2011.

We do not hold any derivative financial instruments for speculation or trading purposes. The majority of our sales have been in U.S. dollars, although a significant amount of our sales are denominated in renminbi. Our purchases with contract manufacturers are denominated in U.S. dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets denominated in euros, renminbi and Hong Kong dollars. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. Such losses have not been significant to date.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of the end of the period covered by this quarterly report.

Changes in Internal Controls

In connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2010, we identified material weaknesses that related to compliance with laws and accounting for income taxes as described below.

As a result of the material weaknesses we have enhanced our disclosure controls and procedures and internal control over financial reporting to remediate the deficiencies that gave rise to the material weaknesses. In addition, we have added an internal audit function. While we have made progress in remediating these material weaknesses, as of June 30, 2011, these material weaknesses had not been fully remediated.

Compliance with Laws

In connection with our Special Committee’s investigation, our management identified a material weakness in our internal control over financial reporting as of December 31, 2010 regarding the implementation of our policy on compliance with applicable laws and this material weakness had not been fully remediated as of June 30, 2011. Our conclusion that we have this material weakness in our internal control over financial reporting is not based on quantified misstatements in our historical financial statements or our financial statements as of and for the period ended June 30, 2011, but instead on the determination that we did not design or maintain sufficient policies, procedures, controls, communications or training to mitigate the risk of violations of laws, including the FCPA.

The following activities to improve internal controls occurred in the second quarter of 2011:

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

Accounting for Income Taxes

In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we also identified a material weakness in the Company’s internal controls over financial reporting for income taxes. The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that tax exposures were correctly calculated and recorded. Specifically, our process of identifying and evaluating our foreign uncertain tax positions and related reserves were not designed effectively to provide for adequate and timely identification and recognition of income tax expense in accordance with U.S. GAAP, and there was a reasonable possibility that a material misstatement would not be prevented or detected in the consolidated financial statements and this material weakness had not been fully remediated as of June 30, 2011. The following activities to improve internal controls occurred in the second quarter of 2011:

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

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the second quarter of fiscal 2011.

We have discussed these matters with our independent registered public accounting firm and our Audit Committee. There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2010, three derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of San Mateo naming certain of our officers and directors as defendants. The lawsuits assert claims for breach of fiduciary duty, abuse of control, unjust enrichment and corporate waste based on alleged violations of the Foreign Corrupt Practices Act. Plaintiffs seek damages, restitution and injunctive and/or equitable relief purportedly on behalf of the Company, and an award of their costs and attorney’s fees. On January 13, 2011, the derivative lawsuits were consolidated into a single action under the caption In re SciClone Pharmaceuticals, Inc. Shareholder Derivative Litigation, Case No. CIV 499030, and the court appointed lead plaintiffs’ counsel. The court ordered plaintiffs to file a consolidated complaint on or before March 18, 2011. On February 28, 2011, the parties agreed to a temporary stay of the consolidated action until and including April 15, 2011. The parties stipulated to extend the temporary stay to and including August 19, 2011.

On November 3, 2010, the board of directors received a letter from a purported stockholder demanding that the board of directors take actions to remedy alleged breaches of fiduciary duties by the directors and certain officers relating to alleged violations of the FCPA and other securities laws. The board responded to the demand letter and informed the shareholder that the board would consider the demand after its internal investigation is completed. On August 1, 2011, the same stockholder filed a lawsuit in California Superior Court for the County of San Mateo purportedly on behalf of the Company under the caption Emanuel v. Blobel, et al., Case No. CIV 507361. The Emanuel lawsuit names the same individuals as defendants and asserts the same claims as in the consolidated action. It seeks damages, equitable relief and an award of costs and attorney’s fees. The Company’s response to the Emanuel complaint is due on September 1, 2011.

While Company management believes that we have meritorious defenses and intend to defend these lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain. We could be forced to expend significant resources in the defense of these lawsuits and we may not prevail.

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of us regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

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

The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

We have a history of operating losses and an accumulated deficit. Although we reported net income of $21.1 million for the year ended December 31, 2010 and $5.8 million for the six months ended June 30, 2011, we have experienced significant operating losses in the past, and as of June 30, 2011, we had an accumulated deficit of approximately $138.0 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

Our acquisition of NovaMed involves a number of risks and we may not successfully integrate our and NovaMed’s businesses and may not realize the anticipated benefits of the acquisition; and we may acquire other companies or products that present similar risks. *

Achieving the benefits of the acquisition of NovaMed will depend in substantial part on the successful integration of the two companies’ operations and personnel. While at this time SciClone’s China operations and NovaMed’s business will be conducted in separate subsidiaries, we will need to operate as a combined organization and begin utilizing common business, information and communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. We will face significant challenges in integrating our organizations and operations in a timely and efficient manner. Some of the challenges and difficulties involved in this integration include:

•	retaining key employees of both organizations;

•	managing the acquisition and continuing operations in both organizations to successfully achieve the anticipated benefits of the acquisition;

•	preserving important relationships of both SciClone and NovaMed, including NovaMed’s contractual relationships with pharmaceutical partners;

•	diversion of management’s attention from normal daily operations of the business which could adversely affect on-going operations;

•	costs and delays in implementing common systems and procedures;

•	consolidating and rationalizing information technology and administrative infrastructures;

•

the potential for disputes or litigation related to the earn-out and escrow provisions, which are frequently a source of disputes in acquisition transactions, and potentially unanticipated results of any such dispute;

•

variability in our financial results which may result from acquisition-related expenses including the variation in the valuation of the earn-out, and periodic impairment charges that may result from the recording of goodwill and intangible assets in the acquisition;

•	implementing procedures, policies and processes related to FCPA compliance; and

•	integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which were not applicable to NovaMed prior to the acquisition.

We may enter into other acquisition transactions in the future which could present similar risks and may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or become subject to litigation.

Any one or all of these factors, many of which are outside of our control, may increase operating costs or lower anticipated financial performance following the NovaMed acquisition, or following any future acquisition. In addition, the combined company may lose distributors, suppliers, manufacturers and employees. Achieving anticipated synergies and the potential benefits underlying the two companies’ reasons for the merger will depend on successful integration of the two companies. In addition, the integration of NovaMed into SciClone will be a complex, time consuming and expensive process and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated with the integration of NovaMed, or of companies or products we may acquire in the future could have a material adverse effect on the operating results of the company and on the value of our common stock, and could result in our not achieving the anticipated benefits of the acquisition. Failure to achieve our objectives could have a material adverse effect on the business and operating results of the company.

Charges to earnings resulting from the NovaMed acquisition may adversely affect our financial results and could adversely affect the market value of our common stock and the cash portion of the purchase price and other expenses will reduce our working capital. *

In accordance with U.S. generally accepted accounting principles, we have accounted for the NovaMed acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on our results of operations. Under the purchase method of accounting, we allocated the total estimated purchase price to NovaMed’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. In addition, the purchase price includes an estimate of the value of the earn-out that may be payable in the future. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in the acquisition. The amount of employee stock compensation expense has and will increase as a result of grants to a larger base of employees. We will also incur an expense if the valuation of the earn-out increases, which would occur if in any quarter it appears that the likelihood of payment of any portion of the earn-out has become more likely. The accounting measurement of the earn-out will be subject to change through December 2012 and may create earnings volatility for us every quarterly reporting period through December 2012. In addition, to the extent the value of goodwill becomes impaired, the combined company may be required to incur material charges relating to the impairment of goodwill. These charges, even though they would be non-cash charges, could have a material impact on our results of operations.

We made substantial cash payments in the NovaMed acquisition and we have incurred significant other costs related to the acquisition which reduced our liquidity and could affect our operating results.

We used approximately $21.3 million of cash, net of cash acquired, as part of the purchase price to acquire NovaMed. In addition, we estimate that we incurred investment banker costs of approximately $2.6 million and we have also incurred substantial legal and accounting and professional costs associated with the acquisition. These costs have reduced and may continue to reduce our cash and cash equivalents substantially. In addition, if the earn-out targets are achieved, we would need to use up to an additional $43.0 million in cash, which would materially reduce our cash available for operations.

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China, and if we experience difficulties in our sales efforts, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. We expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly as a result of the NovaMed acquisition. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the six months ended June 30, 2011 and 2010, approximately 97% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the decisions of the National Development and Reform Commission (“NDRC”) pricing reform anticipated to be made in 2011.

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

Importers and distributors of ZADAXIN borrow funds in China from banks to purchase, hold and distribute ZADAXIN. Substantial increases in restrictions on fund availability and/or increases in borrowing costs could limit the ability of our importers and distributors to finance their import and distribution process.

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2013. Although we were successful in obtaining a renewal in 2008 and 2003, there is no assurance that we will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN to China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the State Food and Drug Administration of China (“SFDA”), the Chinese equivalent to the United States Food and Drug Administration (“FDA”), and we must obtain an Imported Drug License from the SFDA permitting the importation of ZADAXIN into China. The license must be renewed every five years, and if we change manufacturers, these changes must 1) be approved by the AIFA in Italy and 2) be accepted by the SFDA. When we change manufacturers we must obtain a new approval. The SFDA, the FDA, AIFA and other regulatory agencies may, and have, changed their internal administrative rules in ways that may delay or complicate the regulatory process. Those changes are not always disclosed or known to us and we may experience unexpected delays or additional costs as a result of such changes.

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

We face risks related to the potential outcomes of the SEC investigation regarding FCPA compliance and other matters and DOJ investigation regarding the FCPA and our own investigation into such matters, including potential penalties, substantial expenses and the use of significant management time and attention, and changes in our marketing and sales practices that could affect our ability to generate revenue, any of which could adversely affect our business. *

In August 2010, we received notices of investigations by U.S. government agencies that relate to our operations in China including compliance with the FCPA and we subsequently initiated an internal investigation regarding these matters. In connection with the formal, non public SEC investigation, the SEC issued a subpoena to us requesting documents regarding a range of matters including but not limited to documents relating to potential payments or transfer of anything of value to regulators and government-owned entities in China; documents relating to bids or contracts with state or government-owned entities in China; documents relating to intermediary or local agent of the Company in China; documents regarding the Company’s ethics and anti-corruption policies, training, and audits; and documents relating to certain Company financial and other disclosures made by the Company. The DOJ is currently conducting an investigation of us in connection with compliance with the FCPA, as to which they have advised us that the DOJ has information about the Company’s practices suggesting possible violations. We have been cooperating with, and will continue to cooperate with, the investigations by and inquiries from the SEC and DOJ. In response to these matters, our board of directors appointed the Special Committee of independent directors to oversee our response to the government inquiry. The Special Committee conducted an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred.

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

We are unable to predict what consequences, if any, that any investigation by any regulatory agency or by our Special Committee may have on us. These and any other regulatory investigations and our cooperation with them will result in substantial legal and accounting expenses, and has diverted management’s attention from other business concerns and could harm our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we may take, if any, as a result of such investigations, may adversely affect our business in China. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remediative measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

We have material weaknesses in our internal control over financial reporting and if we are not able to remediate these weaknesses, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a United States-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of United States law which frequently differ in certain aspects. Our management has determined that as of December 31, 2010, we had two material weaknesses in our internal control over financial reporting that have not been remediated. In addition, we determined that our disclosure controls were not working effectively as of December 31, 2010. The material weaknesses relate to our controls over (i) our implementation of our policy on compliance with laws and (ii) our accounting for income taxes, as discussed in Item 4. Changes in Internal Controls of this Form 10-Q. During the six months ended June 30, 2011, the Company initiated or commenced various remediation efforts to address the weaknesses. While we have made significant progress in remediating these material weaknesses, as of June 30, 2011 they had not been fully remediated. Although we are taking steps to remediate these material weaknesses, there can be no assurance that we will be successful in this regard. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, including with respect to our clinical research expenses, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. New legislation may impact our financial position or results of operations.

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

We may not be able to successfully develop or commercialize our products in China or the United States. *

Following the acquisition of NovaMed, we have numerous products under development in China and we are developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial in the United States for the prevention of oral mucositis (“OM”). The regulatory approval processes in the United States, Europe and China are demanding, lengthy and expensive. We have committed significant resources, including capital and time, to develop and seek approval for products under development, and if we do not obtain approvals we are seeking, we may be unable to achieve any revenue from these products. All new drugs, including our product candidates under development in the United States and China, are subject to extensive and rigorous regulation by the FDA, SFDA and similar regulatory agencies. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations may change from time to time and new regulations may be adopted.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected.

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

Currently all of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. The United States government may propose initiatives that would substantially reduce our ability to defer U.S. taxes including: repealing deferral of U.S. taxation of foreign earnings, eliminating utilization or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into legislation, they could increase our U.S. income tax liability and as a result have a negative impact on our financial position and results of operations.

Our business strategy is dependent in part upon our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. If we fail to maintain such agreements, or if we fail to enter into additional agreements, our business will suffer. *

Our sales and marketing strategy in China depends significantly upon agreements with third parties, and potentially upon entering into additional agreements with third parties, or re-negotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including the products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products on the market including DepaKine, Stilnox, Tritace and Aggrastat, and products in the regulatory review process, including DC Bead and several of NovaMed’s products in clinical trial, are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent upon entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be adversely affected. Renegotiation of agreements can also occur prior to discussions of contract renewals. We have had disputes with collaborators in the past, and are in negotiations regarding disputes with current collaborators regarding product candidates in the regulatory approval process. Such disputes have arisen, and may arise in the future over the performance of each party’s obligations under the agreements, ownership rights to intellectual property, know-how or technologies developed with our collaborators. Disputes with collaborators or licensors or others could cause us to incur legal costs and could result in the loss of rights to products or other disruptions in our business.

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

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next. *

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on a limited number of importers, in any given quarter, to supply our products and most of our ZADAXIN sales are now through two importers so our receivables from those importers are material, and if we were unable to collect receivables from those importers or any other importer, our business and cash-flow would be adversely affected. Our importers are not obligated to place purchase orders for our product, and if they determined for any reason not to place purchase orders, we would need to seek alternative licensed importers, which could cause fluctuations in our revenue.

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

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance. *

A majority of our product sales are denominated in U.S. dollars and a significant portion of our sales and expenses are denominated in renminbi. Fluctuation in the U.S. dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the renminbi in a narrow currency trading band that may or may not fluctuate based upon government policy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the renminbi exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the United States dollar and U.S. interest rates. A trend to a stronger U.S. dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker U.S. dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

We cannot predict the safety profile of the use of thymalfasin, DC Bead, SCV-07, or other drugs we may develop when used in combination with other drugs. *

Many of our trials involve the use of thymalfasin in combination with other drugs. SCV-07 may be developed to be used in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, and dacarbazine are known to cause adverse patient reactions. We cannot predict how thymalfasin, DC Bead, SCV-07 or other drugs we may develop will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of thymalfasin, DC Bead, SCV-07, or other drugs we may develop when used in certain combination therapies.

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, DC Bead, SCV-07, or other drugs we may develop we may not be able to successfully market them. *

Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN, and once commercialized, DC Bead, SCV-07 or other drugs we may develop. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Although ZADAXIN receives some limited reimbursement in certain provinces in China, we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for DC Bead in China. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the United States or elsewhere on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

We may need to obtain additional funding to support our long-term product development and commercialization programs. *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. However, we used $21.3 million of our cash and cash equivalents, net of cash acquired, to acquire NovaMed, have incurred substantial investment banking, legal and other fees, some of which will continue and the potential earn-out payments related to the acquisition, if targets are met, could be up to $43.0 million in cash. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products and products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in the U.S. and China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Substantial sales of our stock or the exercise or conversion of options or convertible securities may impact the market price of our common stock. *

Our collaborative partner Sigma-Tau and affiliates hold a substantial amount of our stock. The stock is freely tradable and Sigma-Tau is not under any obligation to SciClone which would prevent it from selling some or all of the stock it holds except for applicable U.S. insider trading regulations with respect to possession of material non-public information by Sigma-Tau or its officers and directors. Sigma-Tau affiliates include individuals as well as Sigma-Tau and related corporate entities. Any of such persons or entities may make their own decisions regarding their holdings of our common stock and could make individual decisions to sell such as a result of their individual tax planning, estate planning or corporate reorganizational reasons.

In May 2009, we filed a Form S-3 Shelf registration with the SEC which was later declared effective by the SEC and will allow us to sell securities in one or more offerings. In addition, we issued 8,298,110 shares of the Company’s common stock to NovaMed under the terms of the acquisition in April 2011 and former NovaMed stockholders own approximately 15% of our outstanding common stock after the transaction. We have granted registration rights for those shares and the shares are expected to be freely tradable on approximately October 18, 2011, however not more than 25% of such shares may be sold in any three month period thereafter. Although the shares will continue to be subject to such limitations until October 2012, sales of the shares could lead to a decrease in the market price of our common stock.

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

Any adjustment to decrease the ratings of our investments by an Interest Rate Rating Agency may have a negative impact on the value of our investments.

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

Our corporate headquarters are located in the Silicon Valley area of Northern California, a region known for seismic activity. Although we maintain a disaster recovery policy that includes storage of important corporate data in a different geographic region of the United States, all of our significant corporate data is stored in our headquarters facility and accordingly, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition. Most of our sales are into China for which we maintain our warehouses for finished goods in Hong Kong, which can experience severe typhoon storms, earthquakes or other natural catastrophic disasters. Although our distributors in China may maintain several months supply of our product, were our warehouse capability to be interrupted, either through a natural disaster such as flooding or through a service interruption, such as a lack of electricity to power required air conditioning, our ability to timely deliver finished product to China could be adversely affected which in turn would materially adversely affect our sales and ensuing operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six- months ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three- and Six- Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: August 9, 2011	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six- months ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three- and Six- Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.