Form 10-Q
period 2011-09-30
SCICLONE PHARMACEUTICALS INC
filed 2011-11-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, 58,491,736 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$43,621	$53,017
Short-term investments	956	3,125
Accounts receivable, net of allowance of $113 and $0 at September 30, 2011 and December 31, 2010, respectively	50,491	30,671
Inventories	9,141	7,078
Prepaid expenses and other current assets	2,221	2,057
Deferred tax asset	1,219	—

Total current assets	107,649	95,948
Property and equipment, net	970	588
Restricted investments	374	380
Intangible assets, net	45,562	—
Goodwill	31,569	—
Other assets	566	891

Total assets	$186,690	$97,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,359	$3,882
Accrued and other current liabilities	15,977	8,247

Total current liabilities	18,336	12,129
Long-term borrowing on line of credit	2,500	2,500
Liability for contingent consideration	17,433	—
Deferred tax liability	8,472	—
Other long-term liabilities	534	990
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 58,491,736 and 48,011,235 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	58	48
Additional paid-in capital	265,609	225,897
Accumulated other comprehensive income	1,510	67
Accumulated deficit	(127,762)	(143,824)

Total stockholders’ equity	139,415	82,188

Total liabilities and stockholders’ equity	$186,690	$97,807

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$30,433	$22,840	$79,484	$61,496
Promotion services	6,992	—	12,711	—

Total revenues	37,425	22,840	92,195	61,496
Operating expenses:
Cost of product sales	5,024	3,146	13,301	9,445
Sales and marketing	15,222	5,445	33,311	15,996
Amortization of acquired intangible assets, related to sales and marketing	858	—	1,572	—
Research and development	3,035	2,618	9,235	7,700
General and administrative	5,202	3,820	19,419	10,403
Contingent consideration	(2,231)	—	(1,423)	—

Total operating expenses	27,110	15,029	75,415	43,544
Income from operations	10,315	7,811	16,780	17,952
Non-operating income (expense):
Interest and investment income	15	31	48	79
Interest and investment expense	(49)	(19)	(159)	(57)
Other (expense) income, net	(5)	64	6	(19)

Income before provision for income tax	10,276	7,887	16,675	17,955
Provision for income tax	46	259	613	654

Net income	$10,230	$7,628	$16,062	$17,301

Basic net income per share	$0.18	$0.16	$0.30	$0.36
Diluted net income per share	$0.17	$0.16	$0.28	$0.35

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$16,062	$17,301
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	2,130	1,552
Depreciation and amortization	1,911	318
Realized gain on investments	—	(212)
Other non-cash expense	—	236
Liability for contingent consideration	(1,423)	—
Deferred tax, net	(871)	—
Other long-term liabilities	(456)	21
Changes in operating assets and liabilities:
Accounts receivable, net	(12,264)	(194)
Inventories	(2,017)	2,803
Prepaid expenses and other assets	604	(174)
Accounts payable	(2,279)	(836)
Accrued and other current liabilities	2,713	(363)
Deferred revenue	—	(141)

Net cash provided by operating activities	4,110	20,311
Investing activities:
Acquisition of NovaMed, net of cash acquired	(21,257)	—
Purchases of available-for-sale investments	(1,580)	(7,146)
Proceeds from the sale or maturities of available-for-sale investments	3,725	—
Proceeds from the sale or maturity of trading security investments	—	1,800
Purchases of property and equipment	(558)	(105)

Net cash used in investing activities	(19,670)	(5,451)
Financing activities:
Proceeds from issuances of common stock	6,019	1,108

Net cash provided by financing activities	6,019	1,108
Effect of exchange rate changes on cash and cash equivalents	145	42

Net (decrease) incease in cash and cash equivalents	(9,396)	16,010
Cash and cash equivalents, beginning of period	53,017	29,687

Cash and cash equivalents, end of period	$43,621	$45,697

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$767	$579

Interest and unused line fees paid related to line-of-credit	$126	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

On April 18, 2011, SciClone acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”). See Note 8. NovaMed is registered in the Cayman Islands with its principal office located in China. NovaMed Pharmaceuticals (Shanghai) Co. Ltd., a wholly-owned subsidiary of NovaMed, is registered in China with its principal office located in Shanghai. Commencing April 18, 2011, the Company’s financial statements include the assets, liabilities, operating results and cash flows of NovaMed.

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

The People’s Republic of China (“China”) uses a tiered method to import and distribute products and promoted products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the three months ended September 30, 2011 and 2010, sales to three and two importing or distributor agents in China accounted for 90% and 97%, respectively, of the Company’s product sales. For the nine months ended September 30, 2011 and 2010, sales to three and four importing or distributor agents in China accounted for 91% and 97%, respectively, of the Company’s product sales. No other importer or distributor accounted for more than 10% during the three or nine months ended September 30, 2011 or 2010. The Company’s two largest importers or distributors were the same for all periods. In 2010, a third party acquired a majority interest in these two largest importers or distributors. As of September 30, 2011, approximately $45.4 million, or 90%, of the Company’s accounts receivable were attributable to three importing or distributor agents in China. The Company generally does not require collateral from its customers.

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

Product Revenue. The Company earns product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales are recognized when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in the promotional contract, which marks the period when marketing and promotional services have been rendered, and when all of the above revenue recognition criteria are met.

Product Returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, for ZADAXIN product sales, the Company may replace products that have expired or are deemed to be damaged or defective when delivered. For other product sales, the Company has replaced or accepted returns for products that have expired. The Company estimates expected returns primarily on historical patterns, market demand and/or on a percentage of revenue based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns, and monitors and revises its estimates on a quarterly basis. For the three and nine months ended September 30, 2011, the Company reserved $0.1 million for estimated product returns.

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

As part of the acquisition of NovaMed, the Company recorded intangible assets related to promotion and distribution contract rights. The promotion and distribution contracts expire in one to ten years, with the majority expiring in one to two years, but are subject to renewal or extension. The estimated useful life is approximately 13.5 years. Refer to Notes 5 and 8 for further information regarding the Company’s intangible assets.

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

Liability for Contingent Consideration

As part of the acquisition of NovaMed, the Company may pay up to an additional $43.0 million in earn-out upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). The Company estimated the fair value of the earn-out on the acquisition date using a Monte Carlo simulation model. The fair value of the earn-out is re-measured each period, and changes in the fair value are recorded to “contingent consideration” in operating expenses. Refer to Liability for Contingent Consideration in Note 3 for further information.

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

Stock-Based Compensation

The Company records stock-based compensation costs relating to share-based payment transactions, including stock options, restricted stock units (“RSUs”) and employee stock purchase plans. Stock-based compensation expense for stock options and the employee stock purchase plan is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense for RSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock-based compensation expense values are recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The stock-based compensation costs that are ultimately expected to vest are recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years for stock options and RSUs and three months for the employee stock purchase plan. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$10,230	$7,628	$16,062	$17,301
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	58,331	47,795	54,044	47,535
Effect of dilutive securities	2,106	1,276	2,382	1,758

Weighted-average shares outstanding used to compute diluted net income per share	60,437	49,071	56,426	49,293

Basic net income per share	$0.18	$0.16	$0.30	$0.36
Diluted net income per share	$0.17	$0.16	$0.28	$0.35

For the nine months ending September 30, 2011, shares of common stock outstanding increased by 8,298,110 shares due to the acquisition of NovaMed (refer to Note 8) and by approximately 2,160,000 shares due to stock option exercises.

For the three months ended September 30, 2011 and 2010, outstanding stock options, RSUs and warrants for 2,744,796 and 3,393,720 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options, RSUs and warrants calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended September 30, 2011 and 2010, shares subject to market or performance conditions of 280,000 and 155,000, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met. For the nine months ended September 30, 2011 and 2010, 2,796,688 and 3,033,068 shares, respectively, related to outstanding stock options, RSUs and warrants were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options, RSUs and warrants calculated under the treasury stock method would have been anti-dilutive. In addition, for the nine months ended September 30, 2011 and 2010, shares subject to market or performance conditions of 190,073 and 155,000, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

Comprehensive Income

The following table summarizes components of total comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$10,230	$7,628	$16,062	$17,301
Other comprehensive income (loss):
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	(41)	39	(6)	(26)
Net change in unrealized gains on available for sale securities	—	5	—	4
Foreign currency translation	667	34	1,449	42

Total comprehensive income	$10,856	$7,706	$17,505	$17,321

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The disclosure requirements have been enhanced, with certain exceptions for U.S. non-public companies. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing the impact, if any, that the adoption of this update will have on its consolidated financial statements and disclosures.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (topic 350): Testing Goodwill for Impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, an entity is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance will be effective for us beginning January 1, 2012; however, early adoption is permitted. We intend on adopting the FASB’s guidance in the fourth quarter of 2011 and do not believe the adoption of the guidance will significantly impact our financial position, results of operations or cash flows.

2.	Available-for-Sale Investments

The following is a summary of available-for-sale investments (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$17,051	$—	$—	$17,051
Corporate bonds maturing within 1 year	454	—	—	454
U.S. treasuries maturing within 1 year	502	—	—	502
Restricted long-term Italian state bonds maturing in 2013	450	—	(76)	374

Total available-for-sale investments	$18,457	$—	$(76)	$18,381

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$12,900	$—	$—	$12,900
Foreign U.S. dollar term deposits maturing within
6 months	3,125	—	—	3,125
Restricted long-term Italian state bonds maturing in 2013	450	—	(70)	380

Total available-for-sale investments	$16,475	$—	$(70)	$16,405

The cost of securities sold is based on specific identification method.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents, and investments) and liability measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
Assets:
Money market funds	$17,051	$—	$—	$17,051
U.S. treasury bills	502	—	—	502
Corporate bonds	—	454	—	454
Restricted long-term Italian state bonds	374	—	—	374

Total	$17,927	$454	$—	$18,381

Liability:
Liability for contingent consideration	$—	$—	$17,433	$17,433

Total	$—	$—	$17,433	$17,433

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Money market funds	$12,900	$—	$—	$12,900
Foreign U.S. dollar term deposits	—	15,130	—	15,130
Restricted long-term Italian state bonds	380	—	—	380

Total	$13,280	$15,130	$—	$28,410

Liability for Contingent Consideration

As part of the acquisition of NovaMed, the Company may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). The Company estimated the fair value of the contingent consideration on the acquisition date using a Monte Carlo simulation model and included a risk-adjusted discount rate of 20% and volatility of 40%.The terms governing the determination of the earn-out are disclosed in Note 8, Acquisition. For the three- and nine- month periods ended September 30, 2011, the estimated fair value of the contingent consideration decreased by $2.2 million and $1.4 million, respectively, primarily as a result of adjustments to certain performance metric projections used to estimate the fair value. The following represents the change in the estimated fair value of the contingent consideration for the three- and nine- month periods ended September 30, 2011(in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Fair value at beginning of period	$19,663	$—
Fair value at acquisition date	—	18,870
Change in the estimated fair value of the contingent consideration liability	(2,230)	(1,437)

Fair value at end of period	$17,433	$$17,433

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$994	$590
Work in progress	162	355
Finished goods	7,985	6,133

	$9,141	$7,078

5.	Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Promotion and distribution contract rights	$47,134	$—
Less accumulated amortization	(1,572)	—

	$45,562	$—

Acquired promotion and distribution contract intangible assets are amortized on a straight-line basis over 13.5 years, based on their estimated useful life. Amortization expense was approximately $0.9 million and $1.6 million for the three- and nine- month periods ended September 30, 2011, respectively. As of September 30, 2011, annual amortization expense in each of the next 5 years is estimated to be $3.4 million.

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued sales and marketing expenses	$6,383	$1,558
Accrued compensation and benefits	4,225	2,277
Accrued taxes, tax reserves and interest	2,707	1,683
Accrued professional fees	993	1,184
Accrued manufacturing costs	594	361
Accrued clinical trial expense	451	444
Other	624	740

	$15,977	$8,247

7.	Income Taxes

Provision for income tax of $46,000 and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, related to the Company’s foreign operations in China. Provision for income tax of $0.6 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively, related to the Company’s foreign operations in China. The Company’s statutory tax rate in China was 22% for 2010 and is 24 and 25% for 2011. The Company did not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested in the foreign operations.

8.	Acquisition

On April 18, 2011, SciClone acquired all the outstanding shares of NovaMed pursuant to the terms of a Share Purchase Agreement (the “Agreement”) dated April 18, 2011 between SciClone, NovaMed, the shareholders of NovaMed and SciClone Pharmaceuticals Hong Kong Limited, a wholly-owned subsidiary of SciClone. The acquisition brings additional broad sales and marketing, as well as regulatory and extensive business capabilities and pharmaceutical assets, on the market as well as in the regulatory approval stage, to its growing and profitable China focused specialty pharmaceutical business. Under the terms of the Agreement, the purchase price is comprised of up-front payments of approximately $24.6 million in cash, 8,298,110 shares of SciClone common stock and a contingent right to receive additional cash consideration of up to $43.0 million (the “earn out” or “contingent consideration”), based upon achievement of revenue and earnings targets for the 2011 and 2012 fiscal years.

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

Under the purchase method of accounting, the total purchase price is allocated to NovaMed’s net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in the Company’s Condensed Consolidated Balance Sheet is as follows (in thousands):

Cash	$3,322
Accounts receivable	7,411
Prepaid and other assets	486
Property and equipment	80
Deferred tax asset	1,389
Intangible assets - promotion and distribution contract rights	46,310
Goodwill	30,948
Deferred tax liability	(9,352)
Liabilities assumed	(5,616)

Total net assets acquired	$74,978

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

During the third quarter of 2011, the Company recorded a purchase price adjustment of $0.2 million to recognize an increase in liabilities assumed for returns related to expired inventory. The purchase price adjustment resulted in an increase in the amount of goodwill recorded. The recorded purchase price amounts are preliminary and subject to change as the Company is awaiting additional information related to revenue and receivable reserves. The effects of final adjustments, if any, on the purchase price allocation are not expected to be material.

The results of operations of NovaMed are included in the Company’s financial statements from April 18, 2011, the date of acquisition. The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the three- and nine- month periods ended September 30, 2011 and 2010, assuming NovaMed had been acquired on January 1, 2010. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$37,425	$31,150	$100,235	$83,486
Net income	$10,230	$7,690	$12,789	$16,562
Basic net income per share	$0.18	$0.16	$0.24	$0.35
Diluted net income per share	$0.17	$0.16	$0.23	$0.34

The following table presents information for NovaMed that is included in SciClone’s Condensed Consolidated Statement of Operations from April 18, 2011 through September 30, 2011 (in thousands):

Total revenues	$17,074
Net loss	$(2,145)

For the three- and nine- month periods ended September 30, 2011, the Company recorded acquisition-related transaction costs of $28,000 and $3.8 million, respectively, which were included in general and administrative expense in the Condensed Consolidated Statements of Operations.

9.	Stock-Based Compensation

The following table summarizes the stock-based compensation expenses included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales and marketing	$273	$156	$520	$579
Research and development	97	69	252	184
General and administrative	511	322	1,358	789

	$881	$547	$2,130	$1,552

Stock Options

During the nine months ended September 30, 2011, the Company granted options to purchase a total of 2,477,000 shares of common stock and options to purchase approximately 2,160,000 shares of common stock were exercised. As of September 30, 2011, there was approximately $7.4 million of unrecognized compensation expense cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.65 years.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected terms ranging from 4.83-5.28 years, volatility factor ranging from 65.14-70.19%, and risk free interest rates ranging from 1.72-1.96%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. For the three- and nine- month periods ended September 30, 2011, $0 and $0.1 million in expense was recognized, respectively, related to performance-based options.

RSUs

During the nine months ended September 30, 2011, the Company granted to employees 191,667 RSUs at a weighted average fair value at grant date of $5.81. The RSUs vest 25% approximately one year after grant date with the remaining shares vesting either approximately annually or quarterly in equal installments over a three year period, depending on the terms of the grant. There were no RSUs granted by the Company in any period prior to the nine months ended September 30, 2011 and none of the RSUs were vested as of September 30, 2011. As of September 30, 2011, there was approximately $0.8 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 3.53 years.

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

Following the Company’s announcement of these investigations, purported class actions naming SciClone and certain of its officers as defendants were filed and derivate lawsuits purportedly on behalf of the Company were filed naming certain of its officers and directors as defendants. On January 13, 2011, the derivative lawsuits were consolidated into a single action (“the Consolidated Derivative Action”). On October 6, 2011, the California Superior Court for the County of San Mateo granted preliminary approval of the settlement of the Consolidated Derivative Action against certain of the Company’s current and former directors and officers, and against SciClone Pharmaceuticals as a nominal defendant, and the Court has granted preliminary approval of a settlement reached by the parties. The settlement is subject to final approval by the Court and a settlement hearing is currently scheduled for December 13, 2011.

The proposed settlement terms provide for the actions against the defendants to be dismissed with prejudice and for the release of certain known or unknown claims that have been or could have been brought later in court arising out of the same allegations. The Company has agreed that if the proposed settlement terms are approved, it will adopt certain corporate governance measures, to be in effect for at least three years, and has agreed to the payment of approximately $2.5 million in attorney’s fees to counsel for the plaintiffs, with $2.5 million to be paid by the Company’s insurers under its director and officer liability policy, subject to approval by the Court. For further information regarding this matter refer to Part II, Item 1, “Legal Proceedings”. Based on the information obtained to date, the Company has determined that any potential liability that may result is not probable or cannot be reasonably estimated and therefore no accrual was made related to these matters in its consolidated financial statements as of September 30, 2011. As events occur, the Company will assess the potential liability related to its pending investigations and class action and derivative lawsuits and adjust its estimates accordingly. Such adjustments could materially impact the Company’s financial statements.

11.	Segment Information and Geographic Data

The Company reports segment information based on the internal reporting used by management for evaluating segment performance based on management’s estimates of the appropriate allocation of resources to segments.

The Company operates and manages its business primarily on a geographic basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the nature and location of its customers, to be “China” and “Rest of the World, including the U.S.”

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

Summary information by operating segment for the three- and nine-month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
China:
Revenues	$36,391	$22,110	$89,667	$59,375
Operating income	$14,430	$12,281	$31,988	$31,419

Rest of the World (including the U.S.):
Revenues	$1,034	$730	$2,528	$2,121
Operating loss	$(4,115)	$(4,470)	$(15,208)	$(13,467)

Long-lived assets as of September 30, 2011 by operating segment are as follows (in thousands):

China	$77,654
Rest of the World (including the U.S.)	1,013

$78,667

12.	Subsequent Event

In October 2011, the Company announced that its Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to $20 million of its outstanding common stock over the next twenty-four months.

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

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a revenue-generating, profitable, China-centric, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular, urological, respiratory, and central nervous system disorders. We are focused on continuing international sales growth through our strong sales and marketing efforts, and growing our profitability, while containing our United States-based clinical development costs by limiting this effort to the current SCV-07 phase 2b clinical program in oral mucositis, with the expectation that a partner would fund any future trials for SCV-07. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we have built a solid reputation and established a strong brand through our many years of experience marketing our lead product, ZADAXIN. We believe our strengths position us to benefit from expanding pharmaceutical markets in China. We believe China will rank second among global pharmaceutical markets by 2016, with projected annual growth rates of 18-20% or more annually over the next several years. We seek to grow sales of our current product portfolio in the region while we leverage our strong balance sheet for future acquisitions and product in-licensing.

We acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”) on April 18, 2011, and our results of operations include the operations of NovaMed as of that date forward. We believe the NovaMed acquisition positions us as a leading specialty pharmaceutical company in China, with key pharmaceutical assets, new therapeutic areas of focus, and an expanded management team, including a combined sales force of over 680 professionals. We aim to expand our presence in China by increasing revenues from our key products, by in-licensing additional products, and by expanding our sales force to further penetrate the market. Our portfolio now has 17 marketed products and spans major therapeutic areas including oncology, infectious diseases, and cardiovascular, urological, respiratory and central nervous system disorders. The acquisition expanded our portfolio of commercial and development stage products through exclusive licensing and promotion agreements with a number of leading pharmaceutical companies.

We have two categories of revenues: those generating “product sales revenues” and those generating “promotion services revenues”. Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer Inc. and Iroko Pharmaceuticals LLC. Our flagship product, ZADAXIN, has the highest margins in our portfolio as it is a premium proprietary product sold exclusively by SciClone. Aggrastat®, an in-licensed product which we began selling more recently in China, also has higher margins than our promoted products and we expect that revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when introduced, such as DC Bead®, Tramadol®, and ondansetron RapidFilm® will increase our future revenues and profitability of our growing pharmaceutical business in China over the coming years.

Our “promotion services revenues” result from fees we receive for exclusively promoting products from certain partners including Sanofi S.A. and Baxter International, Inc. in China. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for our exclusively promoted products such as Depakine®, Stilnox®, and Tritace®. Over time, as additional proprietary or in-licensed products come to the market, we expect our product mix will shift to higher margin products.

SciClone’s ZADAXIN (thymalfasin) is approved in over 30 countries and may be used for the treatment of hepatitis B (HBV), hepatitis C (HCV), as a vaccine adjuvant, and certain cancers according to the approvals we have in these countries. To continue to grow ZADAXIN sales to China, our sales force is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as smaller hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of the nation which are the largest and generally have the most affluent populations in China. ZADAXIN’s list price in China is currently under review by regulatory authorities. We anticipate that a price reduction may occur, and if a substantial reduction in the list price occurred, our revenues and gross margins for ZADAXIN would be substantially reduced.

SciClone’s marketed portfolio also includes Depakine, the most widely prescribed broad-spectrum anti-convulsant in China; Tritace, an ACE inhibitor for the treatment of hypertension; Stilnox, a fast-acting hypnotic for the short-term treatment of insomnia (marketed as Ambien® in the US); and Aggrastat, an intervention cardiology product launched in 2009. SciClone is also pursuing the registration of several other therapeutic products in China.

We continue to look for in-licensing opportunities for China of late-stage or approved branded, well-differentiated products that if not yet approved have a clear regulatory pathway in China based on existing approval outside of China. Our preference is on in licensing products for our product sales revenues category and we continue to explore opportunities to optimize our promotion services revenues category. We are also working on the final stage of the regulatory approval in China for our in-licensed candidate DC Bead, and on the approval process for our other product candidates, all of which are in clinical trials or in other stages of the regulatory approval process in China.

We are currently developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial for the prevention of oral mucositis (“OM”). OM is a common, painful, debilitating complication of cancer treatment, and we estimate that medical costs for the treatment of oral mucositis were approximately $4.2 billion in the U.S. and $10 billion worldwide in 2010. We announced the enrollment of the first patient in the Company’s phase 2b clinical trial of SCV-07 for the delay of onset of OM in January of 2011. The current phase 2b clinical trial is a multicenter, randomized, double-blind, placebo-controlled study designed to enroll approximately 160 patients, who are receiving standard chemoradiation therapy for treatment of cancers of the head and neck, to assess the drug’s ability to modify the course of OM. The study will evaluate three doses of SCV-07 (0.1 mg/kg, 0.3 mg/kg and 1 mg/kg), including two higher doses than those used in the previous phase 2a study. The study’s primary efficacy endpoint is the reduction in the proportions of patients with clinically assessed ulcerative OM (WHO Grade ≥ 2) at the time that they have received a cumulative radiation dose of 45 Gy. The study’s secondary endpoints include incidence and duration of ulcerative and severe (WHO Grade ≥ 3) OM, analgesic use and pain assessments, quality of life measurements, gastrostomy tube placement and use, breaks in radiation or chemotherapy treatment, and unscheduled office or hospital visits.

In October 2011, we announced a preliminary settlement of stockholder derivative litigation. The proposed settlement terms provide for the actions against the defendants to be dismissed with prejudice and for the release of certain known or unknown claims that have been or could have been brought later in court arising out of the same allegations. We agreed that if the proposed settlement terms are approved, we will adopt certain corporate governance measures, to be in effect for at least three years, and have agreed to the payment of approximately $2.5 million in attorney’s fees to counsel for the plaintiffs, with $2.5 million to be paid by our insurers under our director and officer liability policy, subject to approval by the Court. The settlement is subject to final approval by the Court and a settlement hearing is currently scheduled for December 13, 2011.

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of us regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Footnote 10 “Other Corporate Matters”, Part II, Item 1. “Legal Proceedings” and to Part I, Item 4 “Changes in Internal Controls” in this Form 10-Q for further information regarding the investigation and remedial measures, related litigation, and the material weaknesses we have identified.

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

As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. As of September 30, 2011, we have estimated the fair value of the contingent consideration to be $17.4 million. We estimated the fair value of the contingent consideration on the acquisition date using a Monte Carlo simulation model. The earn-out is based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out provisions are subject to a number of adjustments and acceleration provisions. The total earn-out payments described above may be increased by $10.0 million (but not exceeding a total maximum contingent cash consideration of $43.0 million) or reduced by $10.0 million, depending upon whether we are able to achieve targets relating to product distribution agreements. If there is a change-in-control of the Company on or before April 18, 2012, then the earn-out payment would be deemed to be $23.0 million. If there is a change-in-control of the Company on or after April 18, 2012 and before December 31, 2012, then the earn-out payment would range between $11.5 million and $23.0 million depending upon achievement against the adjusted EBITDA and revenue targets through the date of the change-in-control. In addition, if either (i) Mark Lotter is terminated without cause prior to December 31, 2012, or (ii) if we fail to meet certain obligations to appoint and retain Mark Lotter and Peter Barrett (or their replacements) on our Board of Directors through December 31, 2012, the earn-out payment would be deemed to be $23.0 million. We are required to remeasure the contingent consideration each reporting period until the amount of the payment is finalized, which may not occur until December 31, 2012. The change in the estimated fair value of the contingent consideration is recognized as an adjustment to operating expenses. From the acquisition date of April 18, 2011 to September 30, 2011, the estimated fair value of the contingent consideration decreased by $1.4 million primarily as a result of adjustments to certain performance metric projections used to estimate the fair value. Future changes in the estimated fair value of the contingent consideration may be significant, as the ultimate contingent consideration payout could range from $0 to $43.0 million.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with ASC Topic 805, and ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 805 requires that the purchase method of accounting be used for all business combinations and specifies the criteria that must be met in order for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. As of September 30, 2011, we have recognized from the acquisition $47.1 million of intangible assets related to promotion and distribution relationships and $31.6 million of goodwill. Our intangible assets are amortized over 13.5 years, based on their estimated useful life, and goodwill is determined to have an indefinite life and therefore, is not amortized. Intangible assets and goodwill are tested for impairment at least annually or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350. Judgment regarding the existence of impairment indicators will be based on operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events such as the loss of promotion and distribution contracts could cause us to conclude that impairment indicators exist and that certain intangibles and other long-lived assets are impaired resulting in an adverse impact on our financial position and results of operations.

Product Sales Allowance

Revenue from product sales is recorded net of an allowance for product returns established at the time of sale. The allowance for product returns is based on estimates of the amount of product to be returned by our customers which may result from expired product or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. The calculation of the product returns allowance requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns allowance, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of September 30, 2011, we have estimated a product returns allowance of $0.1 million on our Condensed Consolidated Balance Sheet, related to our oncology products and Aggrastat product sales. We evaluate our returns allowance quarterly and adjust it when events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date they have not been material. It is possible that we may need to adjust our estimates in future periods.

We believe there have been no other significant changes in our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Results of Operations

Revenues and Cost of Product Sales:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010		2011	2010
Product Sales	$30,433	$22,840	33%	$79,484	$61,496	29%
Promotion Services	6,992	—		12,711	—

Total Revenues	$37,425	$22,840	64%	$92,195	$61,496	50%

Product sales were $30.4 million and $79.5 million for the three- and nine-month periods ended September 30, 2011, respectively, compared to $22.8 million and $61.5 million for the corresponding periods in 2010. The increase of $7.6 million, or 33%, for the three-month period ended September 30, 2011 and $18.0 million, or 29%, for the nine-month period ended September 30, 2011 compared to the same periods in the prior year, were primarily attributable to increased sales of ZADAXIN and due to the addition of NovaMed product sales as a result of the acquisition of NovaMed. ZADAXIN sales were $27.9 million and $75.1 million for the three- and nine- month periods ended September 30, 2011, compared to $22.8 million and $61.5 million for the corresponding periods of 2010. Our overall ZADAXIN revenue growth was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China.

Promotion services revenue of $7.0 million and $12.7 million for the three- and nine- month periods ended September 30, 2011, respectively, reflect the addition of NovaMed promotion services as a result of the acquisition of NovaMed and was related to the distribution of products under promotional contracts.

Total revenues to China were $36.4 million and $89.7 million, or 97% of sales for the three- and nine-month periods ended September 30, 2011, compared to $22.1 million and $59.4 million, or 97% of sales for the corresponding periods in 2010.

For the three-month period ended September 30, 2011, sales to two importing or distributor agents in China accounted for approximately 69% and 18% of our product sales. For the three-month period ended September 30, 2010, sales to two importing or distributor agents in China accounted for approximately 64% and 33% of our product sales. For the nine-month period ended September 30, 2011, sales to three importing or distributor agents in China accounted for approximately 59%, 19% and 13% of our product sales. For the nine-month period ended September 30, 2010, sales to two importing or distributor agents in China accounted for approximately 66% and 20% of our product sales. Last year, Sinopharm Group Co. Limited acquired a majority interest in our two largest importers, Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. We do not believe these acquisitions will impact our sales. Our experience with our largest importers or distributors has been good and we anticipate that we will continue to sell a majority of our product to them.

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010		2011	2010
Cost of Product Sales	$5,024	$3,146	60%	$13,301	$9,445	41%

Cost of product sales were $5.0 million and $13.3 million for the three- and nine-month periods ended September 30, 2011, respectively, compared to $3.1 million and $9.4 million for the same periods in the prior year. The increases of $1.9 million, or 60%, and $3.9 million, or 41%, for the three- and nine-month periods ended September 30, 2011 compared to the same periods in the prior year were attributable to higher ZADAXIN sales and the addition of NovaMed cost of product sales as a result of the acquisition of NovaMed. ZADAXIN cost of sales were $3.8 million and $10.8 million for the three- and nine- month periods ended September 30, 2011, respectively, compared to $3.1 million and $9.4 million for the corresponding periods in 2010. Gross margin for ZADAXIN was 86.3% and 86.2% for the three months ended September 30, 2011 and 2010, respectively, and was 85.7% and 84.6% for the nine months ended September 30, 2011 and 2010, respectively. The increase in gross margin for ZADAXIN for the three- and nine- month period ended September 30, 2011, compared to the three- and nine- month period ended September 30, 2010, was due primarily to lower per vial production costs mainly as a result of increased production.

We expect total revenues and cost of product sales to increase in 2011 compared to 2010 due to increased unit sales of ZADAXIN related to further market penetration in China, and as a result of the addition of revenues from NovaMed’s product portfolio. Through September 30, 2011, we have been able to maintain our ZADAXIN gross margin in part due to relatively stable or even decreasing costs of sales, and in part due to maintaining a relatively stable sales price. ZADAXIN’s list price in China is currently under review by regulatory authorities. We anticipate that a price reduction may occur, and if a substantial reduction in the list price occurred, our revenues and our gross margins for ZADAXIN would be substantially reduced.

We expect our ZADAXIN cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of our products, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory and the timing of other inventory period costs.

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010		2011	2010
Sales and Marketing	$15,222	$5,445	180%	$33,311	$15,996	108%

Sales and marketing expenses for the three months ended September 30, 2011 increased by $9.8 million, or 180%, compared to the same period in 2010, and sales and marketing expenses for the nine months ended September 30, 2011 increased by $17.3 million, or 108%, compared to the same period in 2010. Increases of $8.2 million and $14.2 million, for the three- and nine- month periods ended September 30, 2011, respectively, were attributable to NovaMed operations as a result of the acquisition of NovaMed and its sales force of over 450 individuals. The remaining increases of $1.6 million and $3.1 million, for the three- and nine- month periods ended September 30, 2011, related to increased growth in the ZADAXIN sales force in China of approximately 34 additional sales individuals, and further market penetration in China resulting in increased sales and marketing costs for compensation and benefits, sales incentives, travel, medical training, and business taxes. We expect sales and marketing expenses to be higher in 2011 compared to 2010 due to increased sales efforts of ZADAXIN, primarily in China, and the addition of NovaMed sales and marketing expenses as a result of our acquisition of NovaMed in April 2011.

Amortization of Acquired Intangible Assets:

For the three- and nine- months ended September 30, 2011, we recognized $0.9 million and $1.6 million in amortization of acquired intangible assets expense, reflecting the amortization of promotion and distribution contract intangible assets acquired as part of the NovaMed acquisition. There was no similar expense for the corresponding periods of 2010. We expect $3.4 million per year of annual amortization expenses in future years.

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010		2011	2010
Research and Development	$3,035	$2,618	16%	$9,235	$7,700	20%

R&D expenses for the three months ended September 30, 2011 increased by $0.4 million, or 16%, compared to the same period in 2010. R&D expenses for the nine months ended September 30, 2011 increased by $1.5 million, or 20%, compared to the same period in 2010. The increases in the three- and nine- month periods were primarily related to our SCV-07 phase 2b clinical trial which began enrollment in January 2011 for the treatment of oral mucositis, and to a lesser extent to the addition of NovaMed R&D expenses due to our acquisition of NovaMed.

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

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010		2011	2010
General and Administrative	$5,202	$3,820	36%	$19,419	$10,403	87%

General and administrative expenses for the three months ended September 30, 2011 increased by $1.4 million, or 36%, compared to the same period in 2010. The increase was attributable to the acquisition of NovaMed in April 2011, including the general and administrative expense attributable to NovaMed operations, and higher professional services primarily related to our FCPA compliance efforts and various tax planning and compliance matters.

General and administrative expenses for the nine months ended September 30, 2011 increased by $9.0 million, or 87%, compared to the same period in 2010. The increase was attributable to the acquisition of NovaMed in April 2011, including the general and administrative expenses attributable to NovaMed operations, acquisition related transaction costs (including legal, banker fees, accounting and advisory services) of $3.8 million, higher corporate and legal expenses related to the SEC and DOJ investigations, shareholder litigations, and the conduct of an independent investigation by a special committee of our board as discussed in Note 10 of our Notes to Unaudited Condensed Consolidated Financial Statements, and higher professional services primarily related to our FCPA compliance efforts and various tax planning and compliance matters.

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

Contingent Consideration:

As part of the acquisition of NovaMed, we may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration.”) We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration is re-measured each period, and changes to the fair value are recorded to contingent consideration expense. For the three- and nine- month periods ended September 30, 2011, we recognized ($2.2) million and ($1.4) million, respectively, in contingent consideration expense reflecting the decrease in the fair value of the contingent consideration primarily as a result of adjustments to certain performance metric projections used to estimate the fair value. Our fair value estimates are based on a variety of factors that may significantly fluctuate from period to period, including the likelihood that earn-out targets will be achieved and present value factors associated with the timing of the earn-out targets, and may result in significant fluctuations to contingent consideration expense in the future.

Provision for Income Tax:

The provision for income tax was $46,000 and $0.6 million for the three- and nine-month periods ended September 30, 2011, respectively, compared to $0.3 million and $0.7 million for the three- and nine- month periods ended September 30, 2010, and related to our foreign operations in China. Tax expense decreased $0.2 million and $41,000 for the three- and nine- month periods ended September 30, 2011, compared to the same period in 2010. The decreases related to tax benefits recognized of $0.6 million and $0.9 million for the three- and nine- month periods ended September 30, 2011 on deferred tax assets and liabilities acquired as a result of our acquisition of NovaMed in April 2011. These tax benefits were partially offset by additional tax expense of $0.3 million and $0.6 million, recorded for the three- and nine- month periods ended September 30, 2011, respectively, related to an uncertain tax position in China, and by an increase in tax expense due to growth in our China operations and an increase in the statutory tax rate of certain of our operations in China from 22% in the 2010 period to 24% in 2011. We expect that our tax expense will decrease in 2011 compared to 2010 primarily related to our acquisition of NovaMed in April 2011 and the recognition of tax benefits related to the acquired deferred tax assets and liabilities.

Liquidity and Capital Resources

The majority of our sales are to importers and distributors in China where our accounts receivable collections have standard credit terms generally ranging from 45 to 180 days.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$4,110	$20,311
Investing activities	$(19,670)	$(5,451)
Financing activities	$6,019	$1,108

	As of September 30, 2011	As of December 31, 2010
Cash and investments	$44,951	$56,522

Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 2011 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Cash was lower than anticipated at September 30, 2011 due to an increase in accounts receivable of $12.3 million related to increases in sales volume and normal fluctuations in the timing of customer receipts. Changes also included an increase in inventory levels of $2.0 million related to higher inventory stock levels to support increased demand for ZADAXIN product. Net cash provided by operating activities was $20.3 million for the nine months ended September 30, 2010 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included a decrease in inventory levels by $2.8 million and a $0.8 million decrease in accounts payable.

Net cash used in investing activities was $19.7 million and $5.5 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, cash used in investing activities was primarily related to the acquisition of NovaMed which used cash of approximately $21.3 million, and to a lesser extent related to the sale of available-for-sale investments, net of purchases of available-for-sale investments, and purchases of property and equipment. For the nine months ended September 30, 2010, cash used in investing activities was primarily related to the purchase of available-for-sale investments, net of proceeds from the sale or maturity of investments, and purchases of property and equipment.

Net cash provided by financing activities of $6.0 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively, consisted of proceeds from the issuances of common stock made under our stock award plans.

The following summarizes our future contractual obligations as of September 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 Year	3 Year	More than 3 Years
Operating leases (1)	$4,372	$1,863	$1,404	$1,105	—
Purchase obligations (2)	6,707	6,707	—	—	—
Contingent consideration (3)	17,433	—	17,433	—	—
Other liabilities (4)	263	263	—	—	—

Total	$28,775	$8,833	$18,837	$1,105	—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)	As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. The timing of the contingent consideration payment, if any, is dependent upon several factors, including whether there is a change-in-control. The contingent consideration is expected to be paid no later than the first half of 2013.
(4)	This amount represents a discretionary accrued bonus payable to our chief executive officer as of September 30, 2011 based on the achievement of performance targets over the years 2009 and 2011.

We have a loan and security agreement with Silicon Valley Bank (“SVB”) (“the Credit Facility”) for a financing facility up to $15 million for a term of twenty-four months. The Credit Facility bears interest on borrowed funds at the bank’s prime rate plus 1.25% (5.25% at September 30, 2011) on outstanding balances and is secured by a first priority secured interest in all of our assets, including intellectual property in an event of default. We are required to meet certain financial covenants, including minimum liquidity, as defined, and are subject to certain minimum fees and interest payments. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. As of September 30, 2011, we had borrowed $2.5 million on the Credit Facility and we were required to maintain a debt coverage ratio of 1.35 to 1 equal to $3.4 million of cash in SVB cash accounts to meet our financial liquidity covenant and were in compliance with all significant terms of the Credit Facility. The Credit Facility expires October 1, 2012, and upon termination all amounts borrowed must be repaid in full.

In May 2009, we filed a shelf registration statement on Form S-3 with the SEC under which we may offer and sell up to $50.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3.

On April 18, 2011, we issued 8,298,110 shares of common stock to former stockholders of NovaMed as part of our acquisition of NovaMed. No more than 25% of such shares may be sold by the holders in any three-month period up to October 18, 2012.

In October 2011, we announced that our Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to $20 million of our outstanding common stock over the next twenty-four months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, term deposits, commercial paper, corporate bonds, U.S. treasury, or government agency notes. All of our investments mature within one year from date of purchase except for our Italian state bonds which mature in 2013. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio at September 30, 2011.

We do not hold any derivative financial instruments for speculation or trading purposes. The majority of our sales have been in U.S. dollars, although a significant amount of our sales are denominated in renminbi. Our purchases with contract manufacturers are denominated in U.S. dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets and liabilities denominated in euros, renminbi and Hong Kong dollars. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. A hypothetical 1% increase or decrease in foreign exchange rates would result in an approximate $0.2 million increase or decrease, respectively, in our financial assets and liabilities denominated in euros, renminbi and Hong Kong dollars. This potential change is based on a sensitivity analysis performed on our financial position at September 30, 2011. Actual results may differ materially. We do not hold any derivative financial instruments to manage our interest rate risks. Such losses have not been significant to date.

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

Changes in Internal Controls

In connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2010, we identified material weaknesses that related to compliance with laws and accounting for income taxes as described below. As a result of the material weaknesses, we have enhanced our disclosure controls and procedures and internal control over financial reporting to remediate the deficiencies that gave rise to the material weaknesses. In addition, we have added an internal audit function. While we have made progress in remediating these material weaknesses, as of September 30, 2011, these material weaknesses had not been fully remediated.

Compliance with Laws

In connection with our Special Committee’s investigation, our management identified a material weakness in our internal control over financial reporting as of December 31, 2010 regarding the implementation of our policy on compliance with applicable laws and this material weakness had not been fully remediated as of September 30, 2011. Our conclusion that we have this material weakness in our internal control over financial reporting is not based on quantified misstatements in our historical financial statements or our financial statements as of and for the period ended September 30, 2011, but instead on the determination that we did not design or maintain sufficient policies, procedures, controls, communications or training to mitigate the risk of violations of laws, including the FCPA.

The following activities to improve internal controls were initiated in the second quarter of 2011 and are continuing:

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

Accounting for Income Taxes

In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we also identified a material weakness in the Company’s internal controls over financial reporting for income taxes. The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that tax exposures were correctly calculated and recorded. Specifically, our process of identifying and evaluating our foreign uncertain tax positions and related reserves were not designed effectively to provide for adequate and timely identification and recognition of income tax expense in accordance with U.S. GAAP, and there was a reasonable possibility that a material misstatement would not be prevented or detected in the consolidated financial statements and this material weakness had not been fully remediated as of September 30, 2011. The following activities to improve internal controls were initiated in the second quarter of 2011 and are continuing:

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

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the third quarter of fiscal 2011.

We have discussed these matters with our independent registered public accounting firm and our Audit Committee. There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers as defendants. In September 2010, a second purported securities class action lawsuit was filed in the same court. The lawsuits alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to potential violations of the Foreign Corrupt Practices Act, our reported revenues, income and sales growth, and marketing and sales activities. Plaintiffs sought damages, an award of their costs and attorney’s fees, and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 11, 2009 and August 10, 2010. On October 27, 2010, the securities class action lawsuits were consolidated under the caption In re SciClone Pharmaceuticals, Inc. Securities Litigation, Case No. CV 10-03584-JW, (“the Consolidated Action”), and the Court appointed lead plaintiffs. Plaintiffs were ordered by the Court to file an amended consolidated complaint on or before November 29, 2010. On November 24, 2010, before filing an amended complaint, the parties stipulated to the voluntary dismissal of the case without prejudice. Plaintiffs may re-file the complaint at a later date.

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

On October 3, 2011, the parties to the Consolidated Action reached an agreement to settle the lawsuit. The proposed settlement terms provide for the actions against the defendants to be dismissed with prejudice and for the release of certain known or unknown claims that have been or could have been brought later in court arising out of the same allegations. The Company has agreed that if the proposed settlement terms are approved, it will adopt certain corporate governance measures, to be in effect for at least three years, and has agreed to the payment of approximately $2.5 million in attorney’s fees to counsel for the plaintiffs, with $2.5 million to be paid by SciClone’s insurers under its director and officer liability policy, subject to approval by the Court. On October 6, 2011, the Court consolidated the Emanuel lawsuit with the Consolidated Action. The settlement, if approved, will also resolve the claims in the Emanuel action. On October 6, 2011, the Court also granted preliminary approval of the settlement. The settlement is subject to final approval by the Court and a settlement hearing is currently scheduled for December 13, 2011.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

We have a history of operating losses and an accumulated deficit. Although we reported net income of $21.1 million for the year ended December 31, 2010 and $16.1 million for the nine months ended September 30, 2011, we have experienced significant operating losses in the past, and as of September 30, 2011, we had an accumulated deficit of approximately $127.8 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

•

government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the United States and other foreign countries, including the effect of government initiatives in China to reduce health care costs, including the anticipated change in the governmentally permitted maximum listed price for ZADAXIN (“thymosin alpha 1 or thymalfasin”) or our other products on the market in China;

•

actual or anticipated fluctuations in our quarterly operating results some of which may result from acquisition-related expenses including the variation in the valuation of the earn-out, and periodic impairment charges that may result from the recording of goodwill and intangible assets in the acquisition;

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

Charges to earnings resulting from the NovaMed acquisition may adversely affect our financial results and could adversely affect the market value of our common stock and the cash portion of the purchase price and other expenses will reduce our working capital. *

In accordance with U.S. generally accepted accounting principles, we have accounted for the NovaMed acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on our results of operations. Under the purchase method of accounting, we allocated the total estimated purchase price to NovaMed’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. In addition, the purchase price includes an estimate of the value of the earn-out that may be payable in the future. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in the acquisition. The amount of employee stock compensation expense has and will increase as a result of grants to a larger base of employees. We will also incur an expense if the valuation of the earn-out increases, which would occur if in any quarter it appears that the likelihood of payment of any portion of the earn-out has become more likely. The accounting measurement of the earn-out will be subject to change through December 2012 and may create earnings volatility for us every quarterly reporting period through December 2012. In addition, to the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material impairment charges. These charges, even though they would be non-cash charges, could have a material impact on our results of operations.

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

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China, and if we experience difficulties in our sales efforts, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. We expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly as a result of the NovaMed acquisition. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the nine months ended September 30, 2011 and 2010, approximately 97% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the decisions of the National Development and Reform Commission (“NDRC”) pricing reform anticipated to be made in 2012.

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

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursed Drug List (“NRDL”) and pricing for ZADAXIN on the NRDL is still being reviewed by the authorities, and we do anticipate a price reduction will be imposed in 2012. The price for pharmaceutical products is regulated in China both at the national and at the provincial level. These regulations, as well as regulation of the importation of pharmaceutical products may reduce prices for ZADAXIN to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline. The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been significantly lower than our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The process and timing for any price restrictions is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses. We are working on these regulatory processes as well as on potential changes in our business model depending on potential outcomes. We believe we will be able to successfully manage our business in China through this process, however maximum prices could be set at some time in the future which could adversely affect our results or require substantial changes in our business model which may be difficult to implement.

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

We have material weaknesses in our internal control over financial reporting and if we are not able to remediate these weaknesses, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a United States-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of United States law which frequently differ in certain aspects. Our management has determined that as of December 31, 2010, we had two material weaknesses in our internal control over financial reporting that had not been remediated. In addition, we determined that our disclosure controls were not working effectively as of December 31, 2010. The material weaknesses related to our controls over (i) our implementation of our policy on compliance with laws and (ii) our accounting for income taxes, as discussed in Item 4. Changes in Internal Controls of this Form 10-Q. During the nine months ended September 30, 2011, the Company initiated or commenced various remediation efforts to address the weaknesses. While we have made significant progress in remediating them, as of September 30, 2011 they had not been fully remediated. Although we are taking steps to remediate these material weaknesses, there can be no assurance that we will be successful in this regard. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, including with respect to our clinical research expenses, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. New legislation may impact our financial position or results of operations.

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

Certain of our officers and directors have been named as nominal defendants in three derivative lawsuits purportedly filed on behalf of the Company. The lawsuits which have been consolidated into one action assert claims for breach of fiduciary duty, abuse of control, unjust enrichment and corporate waste based on alleged violations of the Foreign Corrupt Practices Act (the “consolidated action”). In addition, our Board of Directors has received a demand from a purported stockholder demanding that the board of directors take actions to remedy breaches of fiduciary duties by the directors and certain officers relating to alleged violations of the FCPA and securities laws. The Board responded to the demand letter and informed the shareholder that the Board would consider the demand after its internal investigation was completed. Subsequently, the same stockholder filed a lawsuit in California Superior Court for the County of San Mateo purportedly on behalf of the Company. The lawsuit names the same individuals as defendants and asserts the same claims as in the consolidated action.

On October 3, 2011, the parties to the consolidated action reached an agreement to settle the lawsuit. The proposed settlement terms provide for the actions against the defendants to be dismissed with prejudice and for the release of certain known or unknown claims that have been or could have been brought later in court arising out of the same allegations. The Company has agreed that if the proposed settlement terms are approved, it will adopt certain corporate governance measures, to be in effect for at least three years, and has agreed to the payment of approximately $2.5 million in attorney’s fees to counsel for the plaintiffs, with $2.5 million to be paid by SciClone’s insurers under its director and officer liability policy, subject to approval by the Court. On October 6, 2011, the Court consolidated the lawsuit by the stockholder who made the demand with the consolidated action. The settlement, if approved, will also resolve the claims of the stockholder who issued the demand. On October 6, 2011, the Court also granted preliminary approval of the settlement. The settlement is subject to final approval by the Court and a settlement hearing is currently scheduled for December 13, 2011.

There is a risk that the Court will not approve the settlement. If the Court does not approve the settlement, we cannot predict whether these or other lawsuits or demands are likely to result in any material recovery by, or expense to, SciClone. We believe we will continue to incur legal fees in responding to these lawsuits until the settlement is approved. The expense may be significant. The amount of time to resolve this and any additional lawsuit is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

In addition, we and certain of our officers have also been named as defendants in two purported class action lawsuits which alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to potential violations of the Foreign Corrupt Practices Act, our reported revenues, income and sales growth, and marketing and sales activities. Although the class action lawsuits have been dismissed, additional class action lawsuits could be filed. If additional lawsuits are filed, these lawsuits could result in a material expense to SciClone. Further, the amount of time to resolve any additional lawsuit is unpredictable and any additional lawsuit may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

We are at risk of additional securities class action and derivative lawsuits.

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. We were sued recently after our announcement regarding SEC and DOJ investigations and we and certain of our officers and directors have been named as parties in purported stockholder class actions and derivative lawsuits. The class action lawsuits have been dismissed and although we have settled the derivative lawsuits, the settlement is subject to court approval. We may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigation, our own investigations related thereto or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. Such litigation could result in additional substantial costs and a diversion of management’s attention and resources, which could harm our business.

We may not be able to successfully develop or commercialize our products in China or the United States. *

Following the acquisition of NovaMed, we have numerous products under development in China, and we are developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial in the United States for the prevention of oral mucositis (“OM”). The regulatory approval processes in the United States, Europe and China are demanding, lengthy and expensive. We have committed significant resources, including capital and time, to develop and seek approval for products under development, and if we do not obtain approvals we are seeking, we may be unable to achieve any revenue from these products. All new drugs, including our product candidates under development in the United States and China, are subject to extensive and rigorous regulation by the FDA, SFDA and similar regulatory agencies. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations may change from time to time and new regulations may be adopted.

Satisfaction of government regulations may take several years and the time needed to satisfy them varies substantially based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and impose costly procedures upon our activities. We have experienced unexpected delays in the regulatory process, including with the approval process for DC Bead. In addition, the Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. We cannot determine what the potential government pricing \constraints are likely to be for products in development in advance. Therefore, we may be required to abandon the development or commercialization of a product after significant effort and expense if we determine at any time that trends in government pricing constraints will make the commercialization of a product unprofitable.

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

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. The process and timing for any price restrictions is unpredictable, but we do anticipate that some price reduction will be imposed in 2012. Further, the successful sales and marketing of all of NovaMed’s products requires continuing compliance with other regulations in China relating to the import, manufacture, approval and distribution of products and if we or our partners are not able to obtain or maintain necessary licenses or other approvals, our operations would be adversely affected.

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

We cannot predict the safety profile of the use of thymalfasin, DC Bead, SCV-07, or other drugs we may develop when used in combination with other drugs. *

Many of our prior trials involve the use of thymalfasin in combination with other drugs. SCV-07 may be developed to be used in combination with other drugs. Some of these drugs, particularly pegylated interferon alpha, ribavirin, non-pegylated interferon alpha, and dacarbazine are known to cause adverse patient reactions. We cannot predict how thymalfasin, DC Bead, SCV-07 or other drugs we may develop will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of thymalfasin, DC Bead, SCV-07, or other drugs we may develop when used in certain combination therapies.

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

We may need to obtain additional funding to support our long-term product development and commercialization programs. *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. However, we used $21.3 million of our cash and cash equivalents, net of cash acquired, to acquire NovaMed, have incurred substantial investment banking, legal and other fees, some of which will continue and the potential earn-out payments related to the acquisition, if targets are met, could be up to $43.0 million in cash. In addition, in October 2011 we announced that our Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to $20 million of its outstanding common stock over the next twenty-four months. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products and products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in the U.S. and China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

In May 2009, we filed a Form S-3 Shelf registration with the SEC which was later declared effective by the SEC and will allow us to sell securities in one or more offerings. In addition, we issued 8,298,110 shares of the Company’s common stock to NovaMed under the terms of the acquisition in April 2011 and former NovaMed stockholders own approximately 15% of our outstanding common stock after the transaction. We have granted registration rights for those shares and the shares are freely tradable, however not more than 25% of such shares may be sold in any three month period thereafter. Although the shares will continue to be subject to such limitations until October 2012, sales of the shares could lead to a decrease in the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

10.1(1)**	Form of Amendment to Change in Control Agreements between SciClone Pharmaceuticals, Inc and Executive Officers effective August 4, 2011.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine- months ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three- and Nine- Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: November 9, 2011	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1(1)**	Form of Amendment to Change in Control Agreements between SciClone Pharmaceuticals, Inc and Executive Officers effective August 4, 2011.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine- months ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three- and Nine- Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.