Form 10-K
period 2011-12-31
SCICLONE PHARMACEUTICALS INC
filed 2012-03-15
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of SciClone Pharmaceuticals, Inc. was approximately $328,809,000 as of June 30, 2011, based upon the closing price of SciClone Pharmaceuticals Inc.’s Common Stock on The NASDAQ Global Market of the NASDAQ Stock Market Inc. on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2012, there were 57,847,367 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2012 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “SciClone” mean SciClone Pharmaceuticals, Inc. and its subsidiaries (unless the context indicates a different meaning). SciClone, the SciClone logo and ZADAXIN are registered US trademarks and SCV-07 is a trademark of SciClone Pharmaceuticals, Inc. All other Company names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales of current or anticipated products; the sufficiency of our resources to complete clinical trials and other new product development initiatives; government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing; the timing and outcome of clinical trials; prospects for ZADAXIN® and our plans for its enhancement and commercialization; future size of the worldwide hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets; research and development and other expense levels; the ability of our suppliers to continue financially viable production of our products; cash and other asset levels; the allocation of financial resources to certain trials and programs, and expenses related to litigation and regulatory investigations. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business

OVERVIEW

SciClone Pharmaceuticals (NASDAQ: SCLN) is a revenue-generating, profitable, United-States (“US”)-based, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases, cardiovascular, urological, respiratory, and central nervous system disorders. We are focused on continuing international sales growth through our strong sales and marketing efforts and growing our profitability. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we have built a solid reputation and established a strong brand through our many years of experience marketing our lead product, ZADAXIN. We believe our strengths position us to benefit from the expansion of the pharmaceutical market in China. We believe China will rank second among global pharmaceutical markets by 2016, with projected annual growth rates of 15-20% or more annually over the next several years. We seek to grow sales of our current product portfolio in the region while we leverage our strong balance sheet for future acquisitions and product in-licensing.

We acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”) on April 18, 2011, and our results of operations include the operations of NovaMed as of that date forward. We believe the NovaMed acquisition positions us as a leading specialty pharmaceutical company in China, with key pharmaceutical assets, new therapeutic areas of focus, an expanded management team, and a larger and stronger commercial infrastructure, including a combined sales force of over 850 sales professionals. We aim to expand our presence in China by increasing revenues from our key products, by in-licensing additional products, and by expanding our sales force to further penetrate the market. Our broadened portfolio has 16 marketed products and spans major therapeutic areas including oncology, infectious diseases, cardiovascular, urological, respiratory and central nervous system disorders. The acquisition increased our portfolio of commercial and development stage products through exclusive licensing and promotion agreements with a number of leading pharmaceutical companies.

We have two categories of revenues: “product sales revenues” and “promotion services revenues”. Our product sales revenues result from our proprietary and in-licensed products, including our lead product,

ZADAXIN, and products from Pfizer Inc. and Iroko Pharmaceuticals LLC. ZADAXIN, has the highest margins in our portfolio as it is a premium proprietary product sold exclusively by SciClone. Aggrastat®, an in-licensed product which we recently began selling in China, also has higher margins than our promoted products and we expect that revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, such as DC Bead®, Tramadol®, and ondansetron RapidFilm®, will increase the future revenues and profitability of our growing pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products from certain partners including Sanofi and Baxter International, Inc. in China. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for our exclusively promoted products such as Depakine®, Stilnox®, and Tritace®. Over time, as additional proprietary or in-licensed products come to the market, we expect our product mix will shift towards those higher margin products.

SciClone’s ZADAXIN (“thymalfasin”) is approved in over 30 countries and may be used for the treatment of HBV, HCV, as a vaccine adjuvant, and certain cancers according to the approvals we have in these countries. In China, thymalfasin is also included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer. To continue to grow ZADAXIN sales to China, our sales force is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as midsize hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China which are the largest and generally have the most affluent populations. ZADAXIN’s list price in China is currently under review by regulatory authorities. We anticipate that a price reduction may occur, and if a substantial reduction in the list price occurs, our revenues and gross margins for ZADAXIN would be substantially reduced. The timing and extent of a ZADAXIN price reduction is unknown.

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

We continue to look for in-licensing opportunities of approved or late-stage, branded, well-differentiated products that, if not yet approved, have a clear regulatory approval pathway in China based on an existing regulatory approval outside of China. Our preference is to in-license high margin products that can augment our product sales revenue category, and we continue to explore opportunities to optimize our promotion services revenues category. We are also working on the final stage of the regulatory approval in China for our in-licensed candidate DC Bead, and on the approval process for our other product candidates, all of which are in clinical trials or in other stages of the regulatory approval process in China. We recently received notification of the approval of Tramadol for use in the treatment of moderate to severe pain. See Part I, Item 3 “Legal Proceedings” regarding the status of our agreement with MEDA Pharma GmbH & Co. KG regarding Tramadol and other products in development.

During 2011, we were developing SCV-07 in a phase 2b clinical trial for the delayed onset of oral mucositis (“OM”) in patients with head and neck cancer treated with chemoradiation. On March 2, 2012, we announced the discontinuation of this clinical trial based on the pre-planned interim analysis results that indicated the trial would not meet the pre-specified efficacy endpoints, and our intention to further curtail our US-based development efforts.

The US Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) are each conducting formal investigations of SciClone regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Footnote 16 “Other Corporate Matters”, Part I, Item 3 “Legal Proceedings” and to Part II, Item 9A “Changes in Internal Controls” in this Form 10-K for further information regarding the investigation and remedial measures, related litigation, and the material weaknesses we have remediated.

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

BUILDING A LEADING INTERNATIONAL PHARMACEUTICAL BUSINESS

Our Established Business in China

In China, we have an established business with growing product revenue and positive cash flow. We are committed to building on this base and introducing additional pharmaceutical products to meet the country’s evolving healthcare needs. China state leaders have agreed to a new health care reform plan which, among other things, is seeking to expand patient access to pharmaceuticals. We believe the China pharmaceutical market may grow between 15% and 20% annually over the next several years.

We launched ZADAXIN in China in 1996 and by 2011 our annual worldwide sales of this product reached more than $100 million, 97% of which was sales to China. Today, ZADAXIN is one of the largest imported pharmaceutical products in China, measured by revenue. We estimate our volume market share of thymalfasin is approximately 15%. Over the last decade, SciClone China has established a sales and marketing organization and strong importation relationships with distribution channels which have facilitated strong growth in sales, profitability, and substantial cash flow. Through our sales organization of more than 850 sales professionals, we believe we have developed a good reputation and relationships with physicians and administrators in over 500 hospitals in the major cities in China. We have built a strong commercial presence in liver disease, cancer and the intensive care setting. We are expanding geographically in China to position the Company for further growth. ZADAXIN has strong brand recognition and is positioned as a high-quality, imported product. ZADAXIN is approved in China for the treatment of HBV and for use as a vaccine adjuvant. It is also included in the treatment guidelines issued by the MOH for liver cancer. In China, orders for ZADAXIN are filled largely by distributors and sub distributors which purchase ZADAXIN from our selected, established, government-licensed importing agents.

China accounted for approximately 97%, 96%, and 96%, respectively, of our net revenues for the years ended December 31, 2011, 2010 and 2009. In 2011, SinoPharm Lingyun Biopharmaceutical Company Ltd. (formerly known as Shanghai Lingyun Pharmaceutical Company Ltd.), Sanofi-Aventis S.A. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. accounted for 61%, 15% and 14% of our net revenues, respectively. In 2010, Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. accounted for 74% and 14% of our net revenues, respectively. In 2009, Shanghai Lingyun Pharmaceutical Company Ltd. and China National Pharmaceutical Foreign Trade Corporation (“Sinopharm”) accounted for 66% and 27% of our net revenues, respectively. No other customers accounted for more than 10% of our net revenues in those periods. Sinopharm Group Co. Limited acquired a majority interest in two of our large importers, Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. We do not believe these acquisitions will impact our sales. As of December 31, 2011, approximately $38.4 million, or 90% of our accounts receivable were attributable to four customers in China.

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been significantly lower than the prices at which our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The process and timing for any price restrictions is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses. We are working on these regulatory processes as well as on potential changes in our business model depending on potential outcomes. We believe we will be able to successfully manage our business in China through this process. If a substantial reduction in the sale price to hospitals occurred, however, our gross margins would be substantially reduced.

International Sales and Marketing

ZADAXIN is approved in over 30 countries, primarily in China, the Pacific Rim, Latin America, Eastern Europe, and the Middle East. ZADAXIN’s approvals are principally for the treatment of HBV and as a vaccine adjuvant, with additional approvals in certain countries for the treatment of HCV, or as a chemotherapy adjuvant for cancer patients with weakened immune systems. We sell ZADAXIN in various international markets through our wholly owned subsidiary, SciClone Pharmaceuticals International Ltd. (“SPIL”).

SPIL is registered in the Cayman Islands and its principal office is in Hong Kong. SPIL orders ZADAXIN from our European manufacturer and contracts with a third party for the storage of our finished goods inventory at warehousing facilities in Hong Kong. SPIL then distributes our product worldwide from these warehousing facilities based on purchase orders from our customers. Under our established distribution arrangements, local importers and distributors are responsible for the importation, inventory, distribution and invoicing of ZADAXIN after importation.

Product sales of $104.8 million, $85.1 million, and $72.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, were from sales of ZADAXIN.

SciClone’s Lead Product ZADAXIN (Thymalfasin)

ZADAXIN is SciClone’s synthetic preparation of thymalfasin, scientifically referred to as thymosin alpha 1, a thymic peptide which circulates in the blood naturally and is instrumental in the immune response to certain cancers and viral infections. Published scientific and clinical studies have shown that thymalfasin helps enhance response to vaccines, and to stimulate and direct the body’s immune response to eradicate infectious diseases, such as HBV and HCV, as well as certain cancers. Thymalfasin appears to be well tolerated with few reports of significant side effects or toxicities associated with its use.

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

Thymalfasin for Enhancement of Response to Vaccines

Clinical trials have demonstrated that thymalfasin increases response to influenza and hepatitis B vaccines in the elderly and in hemodialysis patients. In elderly subjects, thymalfasin was also shown to decrease the incidence of influenza from 19% in subjects given an influenza vaccine alone, to 6% in subjects receiving thymalfasin treatment in addition to the influenza vaccine. For these clinical trials, the treatment regimen involved 8 to 10 injections of 1.6 mg doses of thymalfasin. A pilot clinical study conducted in 2009/2010 by our partner Sigma-Tau in Italy showed that higher doses of thymalfasin (3.2 or 6.4 mg) given only twice (seven days prior to vaccination and on the day of vaccination) led to a statistically significant increase in percent of subjects who seroconverted to the H1N1 vaccine (MF59 adjuvanted monovalent vaccine, Focetria™ from Novartis), and an increase in total titers, when measured at 21 or 42 days after vaccination. When evaluated at 84 and 168 days after vaccination, the seroconversion rates were similar for patients receiving ZADAXIN and those receiving vaccine alone. These data indicate that the enhancement effect of ZADAXIN, while significantly higher in the critical first six weeks following vaccination, was reduced at later time points and no longer significantly different compared to the vaccine alone. These promising data further support the utility of thymalfasin for use in vaccine enhancement.

SCV-07

Our proprietary drug candidate SCV-07 (gamma-D-glutamyl-L-tryptophan) is a small molecule synthetic peptide that stimulates the immune system, possibly through inhibition of STAT3 signaling and the resulting effects on T-helper 1 cells. SCV-07 has been shown to be efficacious in animal models of immune-sensitive diseases, including viral infections and cancers, and in the enhancement of response to vaccines. SCV-07 has been shown to be safe and well tolerated in clinical trials at varied single and multi-dose levels and is orally bioavailable, differentiating it from other immunomodulators. During 2011, we were developing SCV-07 in a phase 2b clinical trial for the delayed onset of OM in patients with head and neck cancer treated with chemoradiation. OM is a common, painful, debilitating complication of cancer treatment.

Phase 2b Oral Mucositis Trial Protocol

Based on the findings from our phase 2a OM study and discussions with the US Food and Drug Administration, we announced the enrollment of the first patient in the Company’s phase 2b clinical trial of SCV-07 for the delayed onset of OM in January of 2011. The 2b study was examining three doses of SCV-07, including two higher doses than those used in the Company’s recent phase 2a study, to assess the drug’s impact on modifying the course of OM in patients with head and neck cancer. The multicenter, randomized, double-blind, placebo-controlled study was designed to enroll approximately 160 patients who are receiving standard chemoradiation therapy for treatment of cancers of the head and neck. Patients were being randomly assigned to one of the trial’s four treatment arms: SCV-07 at doses of 0.1 mg/kg, 0.3 mg/kg or 1 mg/kg, or placebo. The study’s primary efficacy endpoint was the reduction in the proportion of subjects compared to placebo with clinically assessed ulcerative OM (WHO Grade ≥ 2) at a cumulative radiation dose of 45 Gy. The study’s secondary endpoints included, incidence and duration of ulcerative and severe (WHO Grade ≥ 3) OM, analgesic use and pain assessments, quality of life measurements, gastrostomy tube placement and use, breaks in radiation or chemotherapy treatment, and unscheduled office or hospital visits. The trial was further evaluating SCV-07’s safety and tolerability in the patient population, as well as the role played by specific genetic profiles in patient response to the treatment. On March 2, 2012, we announced the discontinuation of this trial based on the pre-planned interim analysis results that indicated the trial would not meet the pre-specified efficacy endpoints. The interim analysis included data on 85 subjects. The Data Monitoring Committee had no safety concerns, but recommended discontinuing enrolling subjects into the trial as all three dosage arms indicated no efficacy of the drug relative to the primary or secondary OM endpoints.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Patents

We seek regulatory approval for our products in disease areas with high unmet medical need, significant market potential and where we have a proprietary position through patents covering use, manufacturing process, or composition of matter for our products. For our lead product ZADAXIN®, we are the licensee or owner of patents and patent applications relating to thymalfasin and its use for a number of diseases. In particular, we are the licensee or owner of patents and applications in the US and internationally including China that are directed to thymalfasin therapy for the treatment of hepatitis B and hepatitis C as a monotherapy or in combination with other therapeutics including drugs with or without regulatory approval for marketing. In addition, we are the licensee or owner of several patents and applications in the US and internationally that are directed to thymalfasin therapy for vaccine enhancement. The expiring patent terms for issued or to be issued patents are from 2025 to 2030. We are also the licensee or owner of several patents and applications in the US and internationally that are directed to thymalfasin therapy for the treatment of melanoma. The expiring patent terms for issued or to be issued patents are from 2026 to 2028. We are also the licensee or owner of patents and pending patent applications in the US and internationally that are directed to thymalfasin therapy for reducing side effects of chemotherapy. The expiring patent terms for issued or to be issued patents are from 2020 to 2021. We have also applied for patents in the US and internationally that are directed to thymalfasin therapy for the treatment of other infectious diseases, such as acute infection, Aspergillus infection and severe acute respiratory syndrome (“SARS”), as well as other indications, such as treatment of septic shock. In addition, we have patents or patent applications directed to thymalfasin conjugates and the use of thymalfasin to stimulate the immune system in general.

We own patents directed to the composition of matter of SCV-07 and related products as well as their use as immunomodulators in general in the US, China and a number of international markets, excluding Russia. These patents have expiring patent terms ranging from 2016 in the US to 2018 outside of the US. In addition, we own issued patents and have pending patent applications that are directed to SCV-07 therapy for the treatment of oral mucositis. The expiring patent terms for issued or to be issued patents are from 2028 to 2031. We also have patents and applications in the US and internationally that are directed to SCV-07 therapy for the treatment of a number of diseases, including the treatment of hepatitis C and various other infectious diseases. The expiring patent terms for issued or to be issued patents are from 2021 to 2032.

With respect to our issued patents in the US and Europe, we are also entitled to obtain a patent term extension to extend the patent expiration date. For example, in the US, we can apply for a patent term extension of up to 5 years for one of the patents covering ZADAXIN or SCV-07 once ZADAXIN or SCV-07 is approved by the FDA. The exact duration of the extension depends on the time we spend in clinical trials as well as getting a new drug application approval from the FDA.

ZADAXIN in China

Granted Patents Relevant to Approved Indication (not yet expired or abandoned)	Approved Indication	Year of Expiration
ZL 93120725 [China]	Chronic Hepatitis B	2013
ZL 99811382.4 [China]	Chronic Hepatitis B	2019

SCV-07 in Europe, US and China

Granted Patents Relevant to Compositions or Indications Currently in Clinical trial in the US	Year of Expiration
5,744,452 [US]	2016
5,916,878 [US]	2016
7,906,486 [US]	2028
1042286 [EP]	2018
ZL 98813799.2 [China]	2018

Pending Applications Relevant to Compositions or Indications Currently in Clinical trial in the US	Year of Expiration
13/013,340 [US]	2028
13/074,828 [US]	2031
PCT/US2011/053139 [International]	2031
200880011935.2 [China]	2028
08725404.1 [EP]	2028

Proprietary Rights

In addition to patent protection, we intend to use other means to protect our proprietary rights. We may pursue marketing exclusivity periods that are available under regulatory provisions in certain countries, including the US, Europe, Japan, and China. For example, if we are the first to obtain market approval of a product, e.g., thymalfasin in the US, we would expect to receive at least 5 years of market exclusivity.

Furthermore, orphan drug exclusivity has been or may be sought where available. Such exclusivity has a term of 7 years in the US and 10 years in Europe. We have obtained orphan drug designation for thymalfasin for the treatment of malignant melanoma and chronic hepatitis B in the US and for the treatment of hepatocellular carcinoma in the US and in Europe. Orphan drug protection has been or may be sought where available if such protection also grants 7 years of market exclusivity. We have filed trademark applications worldwide for ZADAXIN and other trademarks that appear on our commercial packaging and promotional literature. Copyrights for the commercial packaging may prevent counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. Brand and trademark protection are particularly important to us in China. We are implementing anti-counterfeiting measures on commercial packaging and we are registering the packaging with customs departments in countries where such procedures exist. We rely upon trade secrets, which we seek to protect in part by entering into confidentiality agreements with our employees, consultants, corporate partners, suppliers, and licensees.

MANUFACTURING

ZADAXIN is manufactured for us in Europe and the US by third parties under exclusive contract manufacturing and supply agreements. We closely monitor production runs of ZADAXIN and conduct our own quality assurance audit programs. We believe the manufacturing facilities of our contract suppliers are in compliance with the FDA’s current Good Manufacturing Practices (“GMP”), and European equivalents of such standards. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the SFDA, the Chinese regulatory agency, and we must obtain an Imported Drug License from the SFDA permitting the importation of ZADAXIN into China. The license must be renewed every 5 years, and our next renewal will be required in 2013. If we change manufacturers, these changes must 1) be approved by AIFA in Italy and 2) be accepted by the SFDA, and we must obtain a new Imported Drug License from the SFDA.

In the event of the termination of an agreement with any single supplier, we believe that we would be able to enter into arrangements with other suppliers with similar terms. We do not intend at this time to acquire or establish our own dedicated manufacturing facilities for any of our products. We believe that our current manufacturing partners for ZADAXIN have enough manufacturing capacity to meet potential market demand. We also believe that our current manufacturing partners in the US and Europe for our other drug candidates will be able to meet our clinical trial needs.

COMPETITION

Our competition for sales of ZADAXIN in China is primarily from generic drug manufacturers located in China who sell their product at lower prices. We compete with them based upon our reputation as a provider of high quality products, including the fact that our products are produced at US and western European GMP facilities.

Our competitors for existing and future products include pharmaceutical companies, biotechnology firms, universities and other research institutions, in the US, China and other territories, that are actively engaged in research and development or marketing of products in the therapeutic areas we are pursuing. We believe that the principal competitive factors in this industry for a marketed drug include the efficacy, safety, price, therapeutic regimen, manufacturing, quality assurance and associated patents and the capabilities of its marketer.

Most of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical, regulatory, manufacturing, marketing and human resource capabilities than ours. Most of them also have extensive experience in undertaking the preclinical and clinical testing and in obtaining the regulatory approvals necessary to market drugs. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated with our competitors.

For the treatment of HBV, current therapies being marketed by competitors include interferon alpha, in standard and pegylated forms, nucleoside analogues, such as lamivudine and entecavir, and nucleotide analogue adefovir. In addition to these products, in our largest market, China, ZADAXIN faces competition from other synthetic and generic biological extracts, which are locally manufactured and significantly lower priced.

Future clinical trials may or may not show ZADAXIN or our other products in the market or in development to have advantages or value over such existing or future competitive products.

Depakine, an anticonvulsant that is used for the treatment of seizures in bipolar disorder patients and epileptic attacks, faces competition from both imported western drugs and local drugs, including oxcarbazepine, lamotrigine, levetiracetam, topiramate, olanzapine, quetiapine, diazepam, sodium phenobarbital and others. Depakine is available in a wide range of formulations, including oral solutions, injectables and prolonged release tablets. There are about ten generic versions of the product available in China.

Aggrastat, our recently launched interventional cardiology product, has proven to be effective in improving the results of primary coronary angioplasty in patients with myocardial infarction. There are about five generic versions of the product available in China.

Tritace is an angiotensin converting enzyme (“ACE”) inhibitor for the treatment of hypertension and congestive heart failure post myocardial infarction. As Tritace is the first and only ACE inhibitor available in China indicated to protect against cardiovascular events, the main competition is from locally manufactured generic versions of the product.

RESEARCH AND DEVELOPMENT

A substantial portion of our operating expenses to date is related to research and development (“R&D”). R&D expenses consist of independent R&D costs and costs associated with in-licensing arrangements. A substantial portion of our development expense is third party cost relating to the conduct of our clinical trials. R&D expenses were $12.3 million, $12.4 million, and $16.5 million, for the years ended December 31, 2011, 2010, and 2009, respectively. On March 2, 2012, we announced the discontinuation of our SCV-07 phase 2b clinical trial in patients with OM based on the pre-planned interim analysis results that indicated that the trial would not meet the pre-specified efficacy endpoints. We expect a significant decrease in R&D costs in the future due to the discontinuation of our SCV-07 phase 2b clinical trial and from further curtailment of our US-based development expenses.

EMPLOYEES

As of December 31, 2011, we had 875 employees: 837 in China, 29 in the US, and 9 in other countries. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and commercialization activities. We plan to leverage our key personnel by continuing to make extensive use of clinical research organizations, contract laboratories, development consultants and collaborations with pharmaceutical companies to develop and market our products.

GOVERNMENT REGULATION

Regulation by governmental authorities in the US, China and other foreign countries is a significant factor in the manufacturing and marketing of our products, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to our products. Our products in clinical development in the US, China and other foreign countries are subject to approval by the FDA, the SFDA and similar regulatory authorities. Manufacturing establishments are subject to inspections by regulatory authorities at the federal, state and local level and must comply with current GMP as established in various jurisdictions. In complying with GMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality assurance to ensure ongoing full technical compliance. As we do not manufacture our products, we depend on third parties to meet requisite GMP standards.

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

The MOH is an authority at the ministerial level under the State Council and is primarily responsible for national public health and has administrative responsibility for the SFDA. The MOH performs a variety of tasks in relation to the health industry such as establishing social medical institutes, promulgating national regulations, and producing professional codes of ethics for public medical personnel. The MOH is also responsible for international issues, such as those pertinent to foreign companies and governments.

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

Permits and Licenses for Importation, Manufacturing and Registration of Drugs

Imported Drug License. Our strategy to date has been to seek approval for the import into China of drugs approved in other markets. We must obtain an Imported Drug License from the SFDA to import a pharmaceutical product into China.

To qualify to receive an Imported Drug License from the SFDA, each manufacturing establishment must be registered with the FDA or European (“EMA”) regulatory authorities where the product is registered for sale and listed on the Certificate of Pharmaceutical Product (“CPP” or Country of Origin Approval). In general, the SFDA also requires that an imported drug must also have country of origin approval for the same indication for which an Imported Drug License is applied.

As a result, in order to obtain and maintain an Imported Drug License in China, we or our partners must also meet the regulatory requirements for the country of origin of the pharmaceutical products we import, or are seeking to import, into China.

The process for applying for and obtaining an Imported Drug License can be protracted and uncertain. In addition to the submission of clinical data from trials outside China, the SFDA may require additional clinical data, including from studies in China, and it may conduct its own inspection and testing of manufacturing facilities and of finished product. An Imported Drug License needs to be renewed every 5 years. Further, if the manufacturer of the pharmaceutical product changes, an additional approval is required from the SFDA, and approval will also have to be obtained in the country from which the product is imported.

For ZADAXIN, the CPP is in Italy, and was issued by the AIFA and the named manufacturer is Patheon Italia S.p.A. Aggrastat received European approval in 1998 under the Mutual Recognition Process (“MRP”) countries in Europe (including Germany, Italy, Spain, Netherlands, Finland, Sweden, Greece, Portugal, United Kingdom, Ireland, Austria, Belgium, Luxembourg, and France) and the product is manufactured in Finland by Orion Corporation. We and our partners need to maintain these approvals.

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

Price Control and Competitive Bidding

The control of prices of pharmaceutical products is vested in the national and provincial price administration authorities. Depending on the categories of pharmaceutical products in question, the prices of pharmaceutical products listed in the State Basic Medical Insurance and Work Injury Insurance Drug Catalogue, drugs with patents and other drugs whose production or trading may constitute monopolies are subject to the control of the National Development and Reform Commission (“NDRC”) of China and the relevant provincial or local price administration authorities. For pharmaceutical products manufactured or imported into China, the national price administration authority from time to time publishes price control lists specifying pricing ceilings for specific pharmaceuticals. The Ministry of Labor (“MOL”) and Social Security, together with other government authorities, determine which medicines are to be included in or removed from the Catalogue for the national medical insurance program, and under which category a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A national medical insurance program participant can be reimbursed for the full cost of a Category A medicine and 60 to 90% of the cost of a Category B medicine. In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursed Drug List (“NRDL”). The main purpose of the NDRC and the NRDL price control policy is to establish new maximum allowable prices for listed pharmaceutical products, which in many cases will be below previously established prices, thus lowering the prices for many approved pharmaceutical products. The provincial price administration authorities also publish price control lists for pharmaceutical products. Pursuant to the NDRC and Measures for Medicine Pricing by the Government, the price ceiling is determined by whether drugs are deemed essential drugs and are included on the National Essential Drug List (“NEDL”) or non-essential drugs, which could be included in the NRDL and are subject to price control. Price ceiling determinations include reference to the quality of the product, whether the products are newly developed products, whether the products have patent protection in China, and the status of implementing the GMP Guidelines by the manufacturer of the relevant product.

The prices of pharmaceutical products included in the price control lists are subject to adjustment upon approval by the price administration authorities from time to time. Pharmaceutical enterprises in China are required to submit cost-related information, such as raw material prices, regularly to the relevant authorities so that the authorities may take into account the prevailing market conditions when setting the prices. The price administration authorities may approve adjustments to the price of pharmaceutical products upon the pharmaceutical manufacturer’s request if material changes in the cost structure of producing the pharmaceutical products or significant changes in demand for these pharmaceutical products are recognized.

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

Health Insurance System

The MOL and Social Security are responsible for the reform of the medical insurance system. As part of the reform of the state basic medical insurance system for employees in the urban areas, the MOL and Social

Security, the MOH, the SFDA and various other governmental departments jointly issue the State Basic Medical Insurance and Work Injury Insurance Drug Catalogue, as amended, or Catalogue, with a view to enhancing the management of the use of drugs under the medical insurance system. The drugs listed in the Catalogue are covered by the national medical insurance program.

Third-Party Reimbursement

Although in China the National Medical Insurance Program is designated as a national program, the implementation of the national medical insurance program is delegated to various provincial governments, each of which has established its own medicine catalog. A provincial government must include all Category A medicines listed in the Catalogue in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Category B medicines listed in the Catalogue from, its provincial medicine catalog, so long as the combined numbers of the medicines added and excluded do not exceed 15% of the number of the Category B medicines listed in the Catalogue. In addition, provincial governments may not downgrade a nationally classified Category A medicine to Category B. The total amount of reimbursement for the cost of prescription and over-the-counter medicines, in addition to other medical expenses, for an individual program participant in a calendar year is capped at the amount in that participant’s individual account. The amount in a participant’s account varies, depending upon the amount of contributions from the participant and his or her employer. Generally, program participants who are from relatively wealthier eastern parts of China and relatively wealthier metropolitan centers have greater amounts in their individual accounts than those from less developed provinces.

Our ability to successfully commercialize our products may depend in part on the extent to which coverage and reimbursement to patients will be available from government health care programs, private health insurers and other third-party payors or organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products, such as ZADAXIN. In most of the markets in which we are currently approved to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is not yet widely available, and in many of these countries government resources and per capita income may be so low that our products would be prohibitively expensive. We believe that many of the sales of ZADAXIN in China are made with some third party reimbursement. We anticipate reimbursement to be approved when a new price is approved for ZADAXIN. In the US, Europe and Japan, proposed health care reforms could limit the amount of governmental or third-party reimbursement available for our products should they be approved for sale in these markets. Various governments and third-party payors are trying to contain or reduce the costs of health care through various means. We believe that there will continue to be legislative efforts and proposals to implement such government controls.

Prescription Regulations

As announced by MOH, the Prescription Administrative Measures, regulating prescription of drugs, took effect on May 1, 2007 and stipulates that doctors may only use the generic names of drugs in their prescriptions instead of brand names and that medical institutions offer patients the same type of drug from no more than two separate pharmaceutical companies. The purpose of this legislation is to minimize the practice of doctors receiving kickbacks from pharmaceutical companies for prescribing higher priced or unneeded drugs to patients.

US, Europe and Other Countries

The regulatory regime for the approval for drug distribution and marketing in the US and Europe is similar in many respects to the regulatory system in China. The steps required before a new drug may be distributed commercially generally include:

•

conducting appropriate pre-clinical laboratory evaluations, including animal studies, in compliance with the FDA’s Good Laboratory Practice (“GLP”) requirements, to assess the potential safety and efficacy of the product;

•

submitting the results of these evaluations and tests to the FDA in an Investigational New Drug Application (“IND”), and receiving approval from the FDA that the clinical studies proposed under the IND are allowed to proceed;

•

conducting adequate and well-controlled clinical trials in compliance with the FDA’s Good Clinical Practice (“GCP”) requirements that establish the safety and efficacy of the product candidate for the intended use, typically in the same Phase 1, Phase 2 and Phase 3 steps described above for China;

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

AGREEMENTS WITH THIRD PARTIES

We hold license, promotion, distribution or marketing agreements with a number of parties for products under development, including agreements with Biocompatibles UK Ltd (“Biocompatibles”) for the distribution of DC Bead in China, with Orexo AB (“Orexo”) for Abstral in China including Hong Kong and Macau, with BioAlliance Pharma SA (“BioAlliance”) for Loramyc in China including Hong Kong and Macau, and with Applied Pharma Research s.a. (“APR”) for ondansetron RapidFilm in China including Hong Kong and Macau, and Vietnam. We own the rights, titles and interest in and to the worldwide (except as to Russia) technology and patent rights for SCV-07. We have agreements with each of the following companies for the distribution of certain products in China:

MEDA Pharma GmbH & Co. KG (“MEDA”) Agreement. We are party to an agreement with MEDA for various products under development including Tramadol. See Part I, Item 3 “Legal Proceedings” regarding the status of our agreement with MEDA from whom we license Tramadol.

Sanofi Agreements. Between February 2006 and January 2008, one of our wholly-owned subsidiaries, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) entered into a series of licensing and distribution agreements with Hangzhou Sanofi-Aventis Minsheng Pharmaceuticals Co. Ltd., Sanofi-Aventis Pharma Beijing Co. Ltd., Sanofi Winthrop Industrie, and Sanofi-Aventis Pharma Beijing Co. Ltd. (collectively, “Sanofi-Aventis”) for the distribution of XatralTM, PerenamTM, Stilnox, Tritace, and RulideTM in China. Under these agreements, NovaMed Shanghai must purchase product from Sanofi-Aventis for sale in China at prices specified in the agreements. The purchase prices are subject to adjustment in certain circumstances. To maintain NovaMed Shanghai’s exclusive rights, NovaMed Shanghai must meet certain unit volume requirements. Each of these agreements will expire in January 2013, unless renewed.

In February 2008, NovaMed Shanghai entered into a further licensing and distribution agreement with Sanofi-Aventis for the distribution of Depakine in China. Under the agreement, NovaMed Shanghai must purchase product from Sanofi-Aventis for sale in China at prices specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain NovaMed Shanghai’s exclusive rights, NovaMed Shanghai must meet certain unit volume requirements. The agreement will expire in June 2013, unless renewed.

Baxter Agreement. In September 2007, NovaMed Shanghai entered into a licensing and distribution agreement with Baxter Medical Products Trading (Shanghai) Ltd. (“Baxter”) for the distribution of HoloxanTM, MesnaTM, and EndoxanTM in China. Under the agreement, NovaMed Shanghai must purchase product from Baxter for sale in China, with a promotion fee specified in the agreement. To maintain NovaMed Shanghai’s exclusive rights, NovaMed Shanghai must meet certain unit volume requirements. The agreement will expire in January 2013, unless renewed.

Pfizer Agreement. In March 2008, NovaMed Shanghai entered into a licensing and distribution agreement with Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) for the distribution of six products (AdriamycinTM, DaunoblastinaTM, LeucovorinTM, MethotrexateTM, EstracytTM, and FarlutalTM) in China. Under the agreement, NovaMed Shanghai must purchase product from Pfizer for sale in China at prices specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain NovaMed Shanghai’s exclusive rights, NovaMed Shanghai must meet certain unit volume requirements. The agreement will expire in March 2013, unless renewed.

Iroko Agreement. In December 2008, NovaMed entered into a licensing and distribution agreement with Iroko Cardio LLC (“Iroko”) for the distribution of Aggrastat in China. Under the agreement, NovaMed must purchase product from Iroko for sale in China at prices specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain NovaMed’s exclusive rights, NovaMed must meet certain unit volume requirements. The agreement will expire 10 years after the Initial Drug License is granted.

Our continued distribution of approved products depends upon the continuation of these agreements and the renewal of the agreements upon expiration.

AVAILABLE INFORMATION

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

We have a history of operating losses and an accumulated deficit. Although we reported net income of $28.5 million, $21.1 million, and $11.9 million for the years ended December 31, 2011, 2010, and 2009, respectively, we have experienced significant operating losses in the past, and as of December 31, 2011, we had an accumulated deficit of approximately $118.9 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and US Department of Justice (“DOJ”) investigations, our efforts to cooperate with the investigations and events related to pending litigations;

•

government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the US and other foreign countries, including the effect of government initiatives in China to reduce health care costs, including the anticipated change in the governmentally permitted maximum listed price for ZADAXIN (“thymosin alpha 1 or thymalfasin”) or our other products on the market in China;

•

actual or anticipated fluctuations in our quarterly operating results some of which may result from acquisition-related expenses including the variation in the valuation of the earn-out, and periodic impairment charges that may result from the goodwill and intangible assets recorded in the acquisition;

•	progress and results of clinical trials and the regulatory approval process in the US, Europe and in China;

•	our ability to manage the risks associated with our acquisition of NovaMed Pharmaceuticals, Inc. (“NovaMed”);

•	finding a partner for late-stage trials of our clinical development candidates;

•	timing and achievement of our corporate milestones;

•	changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic and political conditions in the US or abroad; and

•	broad financial market fluctuations in the US, Europe or Asia.

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

In accordance with US generally accepted accounting principles, we have accounted for the NovaMed acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on our results of operations. Under the purchase method of accounting, the total acquisition-date fair value of the assets and liabilities are recognized as of the closing date, and the excess of the consideration transferred over the acquisition date fair value of net assets acquired is recorded as goodwill. In addition, the purchase price includes an estimate of the value of the earn-out that may be payable in the future. We will incur additional amortization expense over the useful lives of the intangible assets acquired in the acquisition. The amount of employee stock compensation expense has and will increase as a result of grants to a larger base of employees. We will also incur an expense if the valuation of the earn-out increases, which would occur if in any quarter it appears that the likelihood of payment of any portion of the earn-out has become more likely. The accounting measurement of the earn-out will be subject to change through December 2012 and may create earnings volatility for us every quarterly reporting period through December 2012. In addition, to the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material impairment charges. These charges, even though they would be non-cash charges, could have a material impact on our results of operations.

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

Our product revenue is highly dependent on the sale of ZADAXIN in China. We expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly as a result of the NovaMed acquisition. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the years ended December 31, 2011, 2010, and 2009 approximately 97%, 96% and 96%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the decisions of the National Development and Reform Commission (“NDRC”) pricing reform anticipated to be made in 2012.

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

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursed Drug List (“NRDL”) and pricing for ZADAXIN on the NRDL is still being reviewed by the authorities, and we do anticipate a price reduction will be imposed. The price for pharmaceutical products is regulated in China both at the national and at the provincial level.

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

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2013. Although we were successful in obtaining a renewal in 2008 and 2003, there is no assurance that we will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN to China. Further, our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the State Food and Drug Administration of China (“SFDA”), the Chinese equivalent to the FDA, and we must obtain an Imported Drug License from the SFDA permitting the importation of ZADAXIN into China. The license must be renewed every five years, and if we change manufacturers, these changes must 1) be approved by the AIFA in Italy and 2) be accepted by the SFDA. When we change manufacturers we must obtain a new approval. The SFDA, the FDA, AIFA and other regulatory agencies may, and have, changed their internal administrative rules in ways that may delay or complicate the regulatory process. Those changes are not always disclosed or known to us and we may experience unexpected delays or additional costs as a result of such changes.

Our ZADAXIN sales and operations in other parts of China and the world are subject to a number of risks and increasing regulations, including difficulties and delays in obtaining registrations, renewals of registrations, permits, pricing approvals and reimbursement, increasing regulation of product promotion and selling practices, unexpected changes in regulatory requirements and political instability. In addition, during the second quarter of 2009 we experienced a strong upsurge in ZADAXIN sales which we believe was attributable both to the increasing penetration of ZADAXIN within the Chinese market, as well as concerns in China from the H1N1 influenza virus. Although we believe that ZADAXIN sales have returned to levels more consistent with our established business, if distributors and hospitals that purchase ZADAXIN stockpile more ZADAXIN than needed for current use, our sales of ZADAXIN may suffer as distributors and hospitals use ZADAXIN already in their inventory before purchasing additional product from us. This could lead to uneven future revenue results for ZADAXIN and in turn materially impact our cash flow and business condition.

We face risks related to the potential outcomes of the SEC investigation regarding FCPA compliance and other matters and DOJ investigation regarding the FCPA including potential penalties, substantial expenses and the use of significant management time and attention, and changes in our marketing and sales practices that could affect our ability to generate revenue, any of which could adversely affect our business.

In August 2010, we received notices of investigations by US government agencies that relate to our operations in China including compliance with the FCPA and we subsequently initiated an internal investigation regarding these matters. In connection with the formal, non public SEC investigation, the SEC issued a subpoena to us requesting documents regarding a range of matters including but not limited to documents relating to potential payments or transfer of anything of value to regulators and government-owned entities in China; documents relating to bids or contracts with state or government-owned entities in China; documents relating to intermediary or local agent of the Company in China; documents regarding the Company’s ethics and anti-corruption policies, training, and audits; and documents relating to certain Company financial and other disclosures made by the Company. The DOJ is currently conducting an investigation of us in connection with compliance with the FCPA, as to which they have advised us that the DOJ has information about the Company’s practices suggesting possible violations. We have been cooperating with, and will continue to cooperate with, the investigations by and inquiries from the SEC and DOJ. In response to these matters, our Board of Directors appointed the Special Committee of independent directors to oversee our response to the government inquiry. The Special Committee conducted an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our management determined that as of December 31, 2010, we had two material weaknesses in our internal control over financial reporting that had not been remediated. In addition, we determined that our disclosure controls were not working effectively as of December 31, 2010. The material weaknesses related to our controls over (i) our implementation of our policy on compliance with laws and (ii) our accounting for income taxes, as discussed in Part II, Item 9A “Changes in Internal Controls” of this Form 10-K. Although these material weaknesses were remediated as of December 31, 2011, and we continue to work on improvements to our internal controls, there can be no assurance that these or other material weaknesses will not occur in the future. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. New legislation may impact our financial position or results of operations.

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

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. We were sued recently after our announcement regarding SEC and DOJ investigations and we and certain of our officers and directors have been named as parties in purported stockholder class actions and derivative lawsuits. The class action lawsuits have been dismissed and we have settled the derivative lawsuits. However, we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigation, our own investigations related thereto or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. Such litigation could result in additional substantial costs and a diversion of management’s attention and resources, which could harm our business.

We may not be able to successfully develop or commercialize our products in China or the US.

Following the acquisition of NovaMed, we have numerous products under development in China, and during 2011 we were developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial in the US for the delayed onset of oral mucositis (“OM”).

Clinical trials and inherently risky and may reveal that our product candidates are ineffective or have unanticipated side effects and/or drug interactions that may significantly decrease the likelihood of regulatory approval. For example, in March 2012 we announced the discontinuation of our phase 2b clinical trial evaluating SCV-07 for the delayed onset of OM. This decision was based on the results of a pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints, and we have no plans to proceed with further development of SCV-07 at this time.

The regulatory approval processes in the US, Europe and China are demanding, lengthy and expensive. We have committed significant resources, including capital and time, to develop and seek approval for products under development, and if we do not obtain approvals we are seeking, we may be unable to achieve any revenue from these products. All new drugs, including our product candidates, are subject to extensive and rigorous regulation by the FDA, SFDA and similar regulatory agencies. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations may change from time to time and new regulations may be adopted.

Satisfaction of government regulations may take several years and the time needed to satisfy them varies substantially based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and impose costly procedures upon our activities. We have experienced delays in the regulatory process and continue to experience delays, and there exists risk that we may not receive approval, including with the approval process for DC Bead. In addition, the Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. We cannot determine what the potential government pricing\constraints are likely to be for products in development in advance. Therefore, we may be required to abandon the development or commercialization of a product after significant effort and expense if we determine at any time that trends in government pricing constraints will make the commercialization of a product unprofitable.

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

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. The process and timing for any price restrictions is unpredictable, but we do anticipate that some price reduction will be imposed. Further, the successful sales and marketing of all of NovaMed’s products requires continuing compliance with other regulations in China relating to the import, manufacture, approval and distribution of products and if we or our partners are not able to obtain or maintain necessary licenses or other approvals, our operations would be adversely affected.

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

Our operations throughout the world including China are potentially subject to the laws and regulations of the US including the FCPA, in addition to the laws and regulations of the local countries. Regulation in China of the activities in the pharmaceutical industry has increased and may continue to undergo significant and unanticipated changes. A number of companies have faced significant expenses or fines as a result of the increasing regulation of, and enforcement activity regarding, the pharmaceutical industry.

Currently all of our revenue is generated from customers located outside the US, and a substantial portion of our assets, including employees, are located outside the US. US income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-US subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. The US government may propose initiatives that would substantially reduce our ability to defer US taxes including: repealing deferral of US taxation of foreign earnings, eliminating utilization or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the US. If any of these proposals are constituted into legislation, they could increase our US income tax liability and as a result have a negative impact on our financial position and results of operations.

Our business strategy is dependent in part upon our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. If we fail to maintain such agreements, or if we fail to enter into additional agreements, our business will suffer.

Our sales and marketing strategy in China depends significantly upon agreements with third parties, and potentially upon entering into additional agreements with third parties, or re-negotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including the products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products on the market including DepaKine, Stilnox, Tritace and Aggrastat, and products in the regulatory review process, including DC Bead and several of NovaMed’s products in clinical trial, are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent upon entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be adversely affected. Renegotiation of agreements can also occur prior to discussions of contract renewals. We have had disputes with collaborators in the past, and are in negotiations regarding disputes with current collaborators regarding product candidates in the regulatory approval process. We are currently in a dispute with MEDA regarding our agreement with MEDA which, if not resolved favorably to us, would prevent us from distributing Tramadol in China which would adversely affect our future revenues. See Part I, Item 3 “Legal Proceedings”. Such disputes have arisen, and may arise in the future over the performance of each party’s obligations under the agreements, ownership rights to intellectual property, know-how or technologies developed with our collaborators. Disputes with collaborators or licensors or others could cause us to incur legal costs and could result in the loss of rights to products, loss of potential revenue, or other disruptions in our business.

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

A majority of our product sales are denominated in US dollars and a significant portion of our sales and expenses are denominated in renminbi. Fluctuation in the US dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger US dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the renminbi in a narrow currency trading band that may or may not fluctuate based upon government policy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the renminbi exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the US dollar and US interest rates. A trend to a stronger US dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker US dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

We cannot predict the safety profile of the use of thymalfasin, Depakine, or other drugs we may develop when used in combination with other drugs.

Many of our prior trials involve the use of thymalfasin in combination with other drugs. We cannot predict how thymalfasin, Depakine, or other drugs we may develop will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of thymalfasin, Depakine, or other drugs we may develop when used in certain combination therapies.

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, Depakine, or other drugs we may develop we may not be able to successfully market them.

Significant uncertainty exists as to the reimbursement status of therapeutic products, such as ZADAXIN and Depakine or other drugs we may develop. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Although ZADAXIN receives some limited reimbursement in certain provinces in China, we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for other products which we sell or develop in China. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the US or elsewhere on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. If we experience a problem with the manufacturer or our suppliers our sales may suffer. We and NovaMed have each experienced difficulties with obtaining product from manufacturers in the past. During 2011, we experienced manufacturing delays related to repairs for general, non-production-related facilities equipment at one of our API suppliers. During 2010, we experienced difficulties validating upgrades to equipment with one of our API manufacturers. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of our products in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced. In addition, each of the products that are marketed through our new NovaMed subsidiary is manufactured by, or obtained from, a single source.

We also rely on third parties, who are subject to regulatory oversight, to supply drug product for our clinical trials. For example, Biocompatibles is the sole supplier of DC Bead, Solvay Peptides S.A. is our sole supplier of SCV-07, and Depakine, Stilnox, Tritace and other products in either finished product or active pharmaceutical ingredient are manufactured by or for Sanofi-Aventis, Pfizer and other partners of our subsidiary, NovaMed. Any unanticipated deficiencies in these suppliers, or the suppliers of our raw materials, and/or recall of the manufacturing lots used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these suppliers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products and impair our competitive position.

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

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. However, we used $21.3 million of our cash and cash equivalents, net of cash acquired, to acquire NovaMed, have incurred substantial investment banking, legal and other fees, some of which will continue and the potential earn-out payments related to the acquisition, if targets are met, could be up to $43.0 million in cash. In addition, in October 2011 we announced that our Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to $20 million of its outstanding common stock over twenty-four months. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products and products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

We are subject to the risk of increased income taxes which could reduce our future operating income

We have structured our operations in a manner designed to maximize income in countries where:

•	tax incentives have been extended to encourage foreign investment; or

•	income tax rates are low.

Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. For example, on March 16, 2007, the Chinese government passed a unified enterprise income tax law which became effective on January 1, 2008. Among other things, the law cancels many income tax incentives previously applicable to one of our subsidiaries in China. The law provides a transition rule which increased the tax rate of one of our subsidiaries in China over a 5 year period to 25% by 2012. The law also increased the standard withholding rate on earnings distributions to between 5% and 10% depending on the residence of the shareholder. The ultimate effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our China income, the manner in which China interprets, implements and applies the new tax provisions, and by our ability to qualify for any exceptions or new incentives.

In addition, the Company and its subsidiaries are regularly subject to tax return audits and examinations by various taxing jurisdictions, particularly in the US and China. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that are more likely than not to occur. However, we cannot be certain that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax provision, operating results, financial position and cash flows in the period or periods for which that determination is made.

If we fail to protect our products, technologies and trade secrets, we may not be able to successfully use, manufacture, market or sell our products, or we may fail to advance or maintain our competitive position, and we have limited intellectual property protection in China.

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to thymalfasin have expired, including composition of matter patents, we have rights to other patents and patent applications relating to thymalfasin and thymalfasin analogues, including method of use patents with respect to the use of thymalfasin for certain indications. Additionally, thymosin alpha 1 (“thymalfasin”), the chemical composition of thymalfasin, has received Orphan Drug designation in the US for the treatment of stage 2b through stage 4 melanoma. If other parties develop generic forms of thymalfasin for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of thymalfasin. If other parties develop analogues or derivatives of thymalfasin, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

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

Our commercial success depends in part on our not infringing valid, enforceable patents or proprietary rights of third parties, and not breaching any licenses that may relate to our technologies and products. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, US patent applications may be kept confidential for 12 or more months while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published nine months or more after filing. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. Our efforts to defend against any of these claims, regardless of merit, would require us to devote resources and attention that could have been directed to our operations and growth plans. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.

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

We may need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others’ rights. If litigation results, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor’s rights. If any of our competitors have filed patent applications in the US which claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology. These actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

Substantial sales of our stock or the exercise or conversion of options or convertible securities may impact the market price of our common stock.

Sigma-Tau and affiliates hold a substantial amount of our stock. The stock is freely tradable and Sigma-Tau is not under any obligation to SciClone which would prevent it from selling some or all of the stock it holds except for applicable US insider trading regulations with respect to possession of material non-public information by Sigma-Tau or its officers and directors. Sigma-Tau affiliates include individuals as well as Sigma-Tau and related corporate entities. Any of such persons or entities may make their own decisions regarding their holdings of our common stock and could make individual decisions to sell such as a result of their individual tax planning, estate planning or corporate reorganizational reasons.

On March 15, 2012, we filed a Form S-3 Shelf registration with the SEC which if and when declared effective by the SEC and will allow us to sell securities in one or more offerings. In addition, we issued 8,298,110 shares of the Company’s common stock to NovaMed under the terms of the acquisition in April 2011 and former NovaMed stockholders own approximately 15% of our outstanding common stock after the transaction. We have granted registration rights for those shares and the shares are freely tradable, however not more than 25% of such shares may be sold in any three month period thereafter. Although the shares will continue to be subject to such limitations until October 2012, sales of the shares could lead to a decrease in the market price of our common stock.

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

Our corporate headquarters are located in the Silicon Valley area of Northern California, a region known for seismic activity. Although we maintain a disaster recovery policy that includes storage of important corporate data in a different geographic region of the US, all of our significant corporate data is stored in our headquarters facility and accordingly, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition. Most of our sales are into China for which we maintain our warehouses for finished goods in Hong Kong, which can experience severe typhoon storms, earthquakes or other natural catastrophic disasters. Although our distributors in China may maintain several months supply of our product, were our warehouse capability to be interrupted, either through a natural disaster such as flooding or through a service interruption, such as a lack of electricity to power required air conditioning, our ability to timely deliver finished product to China could be adversely affected which in turn would materially adversely affect our sales and ensuing operating results.

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

We currently lease approximately 22,000 square feet of office space for our corporate headquarters in Foster City, California, approximately 42,000 square feet of office space in China, primarily in Beijing and Shanghai, and lease approximately 2,000 square feet of combined office space in Hong Kong and Vietnam. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings

In August 2010, a purported securities class action lawsuit was filed in the US District Court for the Northern District of California, naming us and certain of our officers as defendants. In September 2010, a second purported securities class action lawsuit was filed in the same court. The lawsuits alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to potential violations of the Foreign Corrupt Practices Act, our reported revenues, income and sales growth, and marketing and sales activities. Plaintiffs sought damages, an award of their costs and attorney’s fees, and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 11, 2009 and August 10, 2010. On October 27, 2010, the securities class action lawsuits were consolidated under the caption In re SciClone Pharmaceuticals, Inc. Securities Litigation, Case No. CV 10-03584-JW, and the Court appointed lead plaintiffs. Plaintiffs were ordered by the Court to file an amended consolidated complaint on or before November 29, 2010. On November 24, 2010, before filing an amended complaint, the parties stipulated to the voluntary dismissal of the case without prejudice. Plaintiffs may re-file the complaint at a later date.

In September 2010, three derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of San Mateo naming certain of our officers and directors as defendants. These derivative lawsuits were consolidated under the caption In re SciClone Pharmaceuticals, Inc. Shareholder Derivative Litigation, Case No. CIV 499030 (“the Consolidated Action”). On August 1, 2011, a stockholder filed a lawsuit in California Superior Court for the County of San Mateo purportedly on behalf of the Company under the caption Emanuel v. Blobel, et al., Case No. CIV 507361. The Emanuel lawsuit names the same individuals as defendants and asserts the same claims as in the Consolidated Action.

On October 3, 2011, the parties to the Consolidated Action reached an agreement to settle the lawsuit. The Company agreed to adopt certain corporate governance measures, to be in effect for at least three years, and agreed to the payment of approximately $2.5 million in attorney’s fees to counsel for the plaintiffs, with $2.5 million paid by SciClone’s insurers under its director and officer liability policy, subject to approval by the Court. On December 13, 2011, the Court granted final approval of the settlement, including the payment of $2.5 million in attorney’s fees, and entered a final judgment dismissing all claims. The settlement also resolves the claims in the Emanuel action.

The SEC and the DOJ are each conducting formal investigations of us regarding a range of matters including the possibility of violations of the FCPA. We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

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

During the investigation, the Special Committee instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate existing compliance and anti-bribery policies and guidelines and to prepare new, more detailed policies and guidelines for implementation after review by our Board and/or committees of the Board, (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third party events, and (iv) hire a Vice President of Compliance and Internal Audit to monitor and enforce compliance with our policies.

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

NovaMed is a party to a Distribution and Supply Agreement with MEDA. Following our acquisition of NovaMed, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA have been in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However no resolution was reached. MEDA has notified NovaMed that the termination was effective as of May 2011, however as provided in the agreement, disputes, including disputes regarding termination must be resolved in binding arbitration and the matter is currently being submitted to arbitration. NovaMed continues to perform its obligations under the agreement pending resolution of the dispute, and has notified MEDA that the dispute has been submitted to arbitration. We cannot predict the outcome of this matter at this time.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Price Range Common Stock
	High	Low
2011
4th quarter	$4.86	$3.41
3rd quarter	6.88	3.70
2nd quarter	6.40	3.93
1st quarter	4.49	3.30
2010
4th quarter	$4.34	$2.55
3rd quarter	3.67	2.08
2nd quarter	4.50	2.65
1st quarter	4.30	2.35

Stockholders

As of March 5, 2012, there were approximately 338 holders of record of our common stock and 57,847,367 shares of common stock issued and outstanding.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2011, 2010, and 2009 and do not currently have plans to pay any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common stock repurchases in the fourth quarter of fiscal 2011 were as follows (in thousands, except average price paid per share):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1, 2011 through October 31, 2011	—	$—	—	$20,000
November 1, 2011 through November 30, 2011	428	4.45	428	18,087
December 1, 2011 through December 31, 2011	353	4.47	353	16,504

Total Fiscal 2011 Fourth Quarter	781	4.46	781

(1)	In October 2011, we announced that our Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $20 million of our outstanding common stock over a twenty-four month period. “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects the $20 million share repurchase program announced in October 2011, less the $3.5 million we purchased during the fourth quarter of fiscal 2011.

Performance Graph

The following line graph compares the annual percentage change in (i) the cumulative total stockholder return on the Company’s Common Stock since December 31, 2006, with (ii) the cumulative total return on (a) The NASDAQ Composite Index and (b) the NASDAQ Biotechnology Index. The comparison assumes (i) an investment of $100 on December 31, 2006 in each of the foregoing indices and (ii) reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data at December 31, 2011 and 2010 and the selected statement of operations data for each year ended December 31, 2011, 2010, and 2009 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2009, 2008, and 2007 and the selected statement of operations data for each year ended December 31, 2008 and 2007 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	(in thousands, except per share data)
	2011(1)	2010	2009	2008	2007
Statement of Operations data:
Total net revenues	$133,641	$85,112	$72,411	$54,113	$37,058
Net income (loss)	28,464	21,081	11,945	(8,348)	(9,948)
Basic net income (loss) per share	$0.52	$0.44	$0.26	$(0.18)	$(0.22)
Diluted net income (loss) per share	$0.50	$0.43	$0.25	$(0.18)	$(0.22)
Shares used in computing:
Basic net income (loss) per share	55,110	47,624	46,574	46,212	46,100
Diluted net income (loss) per share	57,387	49,414	47,135	46,212	46,100

	As of December 31,
	2011(1)	2010	2009	2008	2007
	(in thousands)
Balance Sheet data:
Cash, cash equivalents, and short-term investments	$67,018	$56,142	$31,333	$27,773	$35,209
Accounts receivable, net of allowance	42,226	30,671	21,394	11,927	12,650
Inventories	8,813	7,078	10,149	6,056	5,579
Deferred tax assets, current	1,732	—	—	—	—
Intangible assets, net	45,185	—	—	—	—
Goodwill	31,973	—	—	—	—
Total assets	200,326	97,807	66,900	51,905	58,659
Borrowing on line of credit	2,500	2,500	—	—	—
Contingent consideration	15,400	—	—	—	—
Deferred tax liabilities	8,715	—	—	—	—
Other long-term liabilities	469	990	979	779	341
Total stockholders’ equity	150,458	82,188	57,393	40,903	47,259

(1)	On April 18, 2011, we acquired NovaMed for approximately $24.6 million in cash, 8,298,110 shares of SciClone common stock and a contingent right to receive additional cash consideration of up to $43.0 million (the “earn-out”) or “contingent consideration”), based upon achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. Commencing April 18, 2011, the Company’s financial statements include the assets, liabilities, and operating results of NovaMed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a revenue-generating, profitable, United States (“US”)-based, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases, cardiovascular, urological, respiratory, and central nervous system disorders. We are focused on continuing international sales growth through our strong sales and marketing efforts and growing our profitability. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we have built a solid reputation and established a strong brand through our many years of experience marketing our lead product, ZADAXIN. We believe our strengths position us to benefit from the expansion of the pharmaceutical market in China. We believe China will rank second among global pharmaceutical markets by 2016, with projected annual growth rates of 15-20% or more annually over the next several years. We seek to grow sales of our current product portfolio in the region while we leverage our strong balance sheet for future acquisitions and product in-licensing.

We acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”) on April 18, 2011, and our results of operations include the operations of NovaMed as of that date forward. We believe the NovaMed acquisition positions us as a leading specialty pharmaceutical company in China, with key pharmaceutical assets, new therapeutic areas of focus, an expanded management team, and a larger and stronger commercial infrastructure, including a combined sales force of over 850 sales professionals. We aim to expand our presence in China by increasing revenues from our key products, by in-licensing additional products, and by expanding our sales force to further penetrate the market. Our broadened portfolio has 16 marketed products and spans major therapeutic areas including oncology, infectious diseases, cardiovascular, urological, respiratory and central nervous system disorders. The acquisition increased our portfolio of commercial and development stage products through exclusive licensing and promotion agreements with a number of leading pharmaceutical companies. Since the acquisition, we have operated in two segments which are generally based on the nature and location of our customers: 1) China and 2) Rest of the World, including the US.

We have two categories of revenues: “product sales revenues” and “promotion services revenues”. Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer Inc. and Iroko Pharmaceuticals LLC. ZADAXIN has the highest margins in our portfolio as it is a premium proprietary product sold exclusively by SciClone. Aggrastat®, an in-licensed product which we recently began selling in China, also has higher margins than our promoted products and we expect that revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, such as DC Bead®, Tramadol®, and ondansetron RapidFilm®, will increase the future revenues and profitability of our growing pharmaceutical business in China over the coming years. We recently received notification of the approval of Tramadol for use in the treatment of moderate to severe pain. See Part I, Item 3 “Legal Proceedings” regarding the status of our agreement with MEDA Pharma GmbH & Co. KG regarding Tramadol and other products in development. Our “promotion services revenues” result from fees we receive for exclusively promoting products from certain partners including Sanofi and Baxter International, Inc. in China. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for our exclusively promoted products such as Depakine®, Stilnox®, and Tritace®. Over time, as additional proprietary or in-licensed products come to the market, we expect our product mix will shift towards those higher margin products.

SciClone’s ZADAXIN (thymalfasin) is approved in over 30 countries and may be used for the treatment of hepatitis B (“HBV”), hepatitis C (“HCV”), as a vaccine adjuvant, and certain cancers according to the approvals we have in these countries. In China, thymalfasin is also included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer. To continue to grow ZADAXIN sales to China, our sales force is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as midsize hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China which are the largest and generally have the most affluent populations. ZADAXIN’s list price in China is currently under review by regulatory authorities. We anticipate that a price reduction may occur, and if a substantial reduction in the list price occurs, our revenues and gross margins for ZADAXIN would be substantially reduced. The timing and extent of a ZADAXIN price reduction is unknown.

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

We continue to look for in-licensing opportunities of approved or late-stage branded, well-differentiated products that if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our preference is to in-license products with higher margins that can augment our product sales revenue category, and we continue to explore opportunities to optimize our promotion services revenues category. We are also working on the final stage of the regulatory approval in China for our in-licensed candidate DC Bead, and on the approval process for our other product candidates, all of which are in clinical trials or in other stages of the regulatory approval process in China.

During 2011, we were developing SCV-07 in a phase 2b clinical trial for the delayed onset of oral mucositis (“OM”). On March 2, 2012, we announced the discontinuation of this trial based on the pre-planned interim analysis results that indicated the trial would not meet the pre-specified efficacy endpoints, and our intention to further curtail our US-based development efforts.

In December 2011, we announced that the California Superior Court for the County of San Mateo granted final approval of a settlement reached by the parties to the consolidated derivative lawsuits against certain current and former directors and officers of SciClone Pharmaceuticals, and against the Company as a nominal defendant. In summary, the final settlement provides for the litigation to be dismissed with prejudice, the release of certain known or unknown claims that have been or could have been brought later in court arising out of the same allegations, and for the Company to adopt certain governance measures. In addition, the settlement provides for the payment of approximately $2.5 million in attorney’s fees to counsel for the plaintiffs, with SciClone’s insurers paying for substantially all such fees.

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of SciClone regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Footnote 16 “Other Corporate Matters”, Part I, Item 3 “Legal Proceedings” and to Part II, Item 9A “Changes in Internal Controls” in this Form 10-K for further information regarding the investigation and remedial measures, related litigation, and the material weaknesses we have remediated.

We believe our cash and investments as of December 31, 2011 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

Results of Operations

Revenues:

The following table summarizes the year over year changes in our product sales and promotion services revenues (in thousands):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Product Sales	$113,027	33%	$85,112	18%	$72,411
Promotion Services	20,614	100%	—	—	—

Total Net Revenues	133,641	57%	85,112	18%	72,411

Product sales were $113.0 million, $85.1 million and $72.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increases of $27.9 million, or 33%, for the year ended December 31, 2011 compared to 2010, and $12.7 million, or 18%, for the year ended December 31, 2010 compared to 2009 were primarily attributable to increased sales of ZADAXIN. The increase in the 2011 period was also related to the addition of NovaMed product sales as a result of the acquisition of NovaMed. ZADAXIN sales were $104.8 million for the year ended December 31, 2011, compared to $85.1 million and $72.4 million for the years ended December 2010 and 2009. Our overall ZADAXIN revenue growth was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China.

Promotion services revenue of $20.6 million for the year ended December 31, 2011 reflects the addition of NovaMed promotion services as a result of the acquisition of NovaMed and was related to the distribution of products under promotional contracts.

Total revenues attributable to China were $130.0 million, $82.0 million and $69.7 million, or 97%, 96%, and 96% of sales for the years ended December 31, 2011, 2010, and 2009, respectively.

For the year ended December 31, 2011, sales to three importing or distributor agents in China accounted for approximately 61%, 15% and 14% of our revenues. For the year ended December 31, 2010, sales to two importing or distributor agents in China accounted for approximately 74% and 14% of our revenues. For the year ended December 31, 2009, sales to two importing or distributor agents in China accounted for approximately 66% and 27% of our revenues. Last year, Sinopharm Group Co. Limited acquired a majority interest in our two largest importers, Shanghai Lingyun Pharmaceutical Company Ltd. and Guangdong South Pharmaceutical Foreign Trade Company Ltd. We do not believe these acquisitions will impact our sales. Our experience with our largest importers or distributors has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the year over year changes in our cost of product sales (in thousands):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Cost of Product Sales	$20,013	58%	$12,691	6%	$11,960

Cost of product sales were $20.0 million, for the year ended December 31, 2011, compared to $12.7 million and $12.0 million for years ended December 31, 2010 and 2009, respectively. The increases of $7.3 million, or 58%, and $0.7 million, or 6%, for the years ended December 31, 2011 compared to the years ended December 31, 2010 and 2009 were attributable to higher ZADAXIN sales and the addition of NovaMed cost of product sales in 2011 as a result of the acquisition of NovaMed. ZADAXIN cost of sales were $15.0 million for the year ended December 31, 2011, compared to $12.7 million and $12.0 million for the years ended December 31, 2010 and 2009, respectively. Gross margin for ZADAXIN was 85.7% for the year ended December 31, 2011, compared to 85.1% and 83.5% for the years ended December 31, 2010 and 2009, respectively. The increase in gross margin for ZADAXIN for the year ended December 31, 2011, compared to the years ended December 31, 2010 and 2009 was due primarily to lower per vial production costs mainly as a result of manufacturing volume efficiencies.

We expect total revenues and cost of product sales to increase in 2012 compared to 2011 due to increased unit sales of ZADAXIN related to further market penetration in China, partially offset by potential price reductions of ZADAXIN, and as a result of the addition of revenues from NovaMed’s product portfolio. Through December 31, 2011, we have been able to maintain our ZADAXIN gross margin in part due to relatively stable or even decreasing costs of sales, and in part due to maintaining a relatively stable sales price. ZADAXIN’s list price in China is currently under review by regulatory authorities. We anticipate that a price reduction may occur, and if a substantial reduction in the list price occurred, our revenues and our gross margins for ZADAXIN would be substantially reduced.

We expect our ZADAXIN cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of our products, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory, and the timing of other inventory period costs such as manufacturing process improvements for the goal of future cost reductions.

Sales and Marketing:

The following tables summarize the year over year changes in our sales and marketing expenses (in thousands):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Sales and Marketing	$48,855	122%	$22,006	17%	$18,805

Sales and marketing expenses were $48.9 million, $22.0 million, and $18.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. Increases of $22.6 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, were attributable to NovaMed operations as a result of the acquisition of NovaMed and its sales force of over 440 individuals. The remaining increases of $4.2 million for the year ended December 31, 2011, related to increased growth in the ZADAXIN sales force in China of approximately 100 additional sales individuals, and further market penetration in China resulting in increased sales and marketing costs for compensation and benefits, sales incentives, travel, medical training, and business taxes.

The increase in sales and marketing expenses of $3.2 million or 17% for the year ended December 31, 2010, compared to the year ended December 31, 2009, was primarily related to increased conferences and local training seminars and an increase in employee-related costs associated with growth in our sales force and our sales efforts for ZADAXIN in the 2010 period. We expect sales and marketing expenses for the year ending December 31, 2012 to be higher than those incurred for the year ended December 31, 2011 due to increased sales efforts of ZADAXIN, Depakine and Aggrastat, primarily in China.

Amortization of Acquired Intangible Assets:

For the year ended December 31, 2011, we recognized $2.5 million in amortization of acquired intangible assets expense, reflecting the amortization of promotion and distribution contract intangible assets acquired as part of the NovaMed acquisition. There was no similar expense for the years ended December 31, 2010 or 2009. We expect $3.4 million per year of annual amortization expenses in future years.

Research and Development (“R&D”):

The following tables summarize the year over year changes in our R&D expenses (in thousands):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Research and Development	$12,346	-1%	$12,415	-25%	$16,531

Research and development (“R&D”) expenses were $12.3 million, $12.4 million and $16.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. R&D expenses decreased $0.1 million or 1% for the year ended December 31, 2011, compared to the year ended December 31, 2010. During the year ended December 31, 2011, R&D expenses primarily related to our SCV-07 phase 2b clinical trial which began enrollment in January 2011 for the treatment of OM and to a lesser extent to the addition of NovaMed R&D expenses due to our acquisition of NovaMed. For the year ended December 31, 2010, R&D expenses primarily related to our phase 2a clinical trial of SCV-07 for the delay to onset of severe OM, the initiation of our SCV-07 phase 2b clinical trial for the treatment of OM, and our SCV-07 phase 2b clinical trial for the treatment of HCV.

The decrease of $4.1 million, or 25%, in R&D expenses for the year ended December 31, 2010, compared to the year ended December 31, 2009, was primarily related to the timing of clinical trial-related expenses, including the completion of enrollment of patients in our phase 2a clinical trial of SCV-07 for the delay to onset of severe OM in the first quarter of 2010 and the discontinuation of the RP101 clinical trial for the treatment of pancreatic cancer in 2009. These decreases were partially offset by increased expenses related to our SCV-07 phase 2b clinical trials for the treatment of HCV and OM in the 2010 period.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

The initiation, continuation, and completion of our current clinical development programs had and is expected to continue to have a significant effect on our research and development expenses. As of March 2, 2012, we announced the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe OM based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints. We expect our research and development expenses to decrease significantly in 2012, compared to 2011, as a result of the discontinuation of the SCV-07 phase 2b clinical trial, and further curtailment of our US-based development expenses. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments or other expenses related to in-licensing and development of new products in the future.

General and Administrative:

The following tables summarize the year over year changes in our general and administrative expenses (in thousands):

	Years Ended December 31,
	2011	Change	2010	Change	2009
General and Administrative	$24,032	54%	$15,606	25%	$12,521

General and administrative expenses were $24.0 million, $15.6 million, and $12.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

General and administrative expenses for the year ended December 31, 2011 increased by $8.4 million, or 54%, compared to the year ended December 31, 2010. The increase was attributable to the acquisition of NovaMed in April 2011, including the general and administrative expenses attributable to NovaMed operations, acquisition related transaction costs (including legal, banker fees, accounting and advisory services) of $3.8 million, and higher professional services primarily related to our FCPA compliance efforts and various tax planning and compliance matters.

During the year ended December 31, 2010, general and administrative expenses increased $3.1 million or 25% compared to the year ended December 31, 2009, primarily as a result of higher corporate and legal expenses in connection with responding to the SEC and DOJ investigations announced in August 2010, shareholder litigations that have been filed following the announcement of those investigations, and the conduct of an independent investigation by a special committee of our board of directors in order to evaluate whether any violation of the FCPA or other laws occurred, as well as our business development efforts for China. We expect our general and administrative expenses will decrease in 2012 compared to 2011 as a result of lower professional expenses including legal, tax and accounting-related. We do not expect to incur any significant acquisition-related costs in 2012, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future.

Contingent Consideration:

As part of the acquisition of NovaMed, we may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration.”) We estimate the fair value of the contingent consideration using the Monte Carlo simulation model. We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration is re-measured each period, and changes to the fair value are recorded to contingent consideration expense. As of December 31, 2011, we estimate the payment of the contingent consideration will be $15.4 million, resulting in a gain of $3.5 million from the re-measurement of the contingent consideration. Our fair value estimates are based on a variety of factors that may significantly fluctuate from period to period, including the likelihood that earn-out targets will be achieved and present value factors associated with the timing of the earn-out targets, and may result in significant fluctuations to contingent consideration expense in the future.

Interest Income:

Interest income was approximately $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest income has decreased primarily as a result of lower returns due to a declining interest rate environment in 2011 and 2010, as compared to 2009.

Interest Expense:

Interest expense was $0.2 million for each of the years ended December 31, 2011, 2010, and 2009, and included expenses related to loan origination fees and interest expense associated with our Silicon Valley Bank line of credit. We expect that interest expense for the year ending December 31, 2012 will remain at a comparable level to those incurred for the year ended December 31, 2011.

Other Income:

In November 2010, we were awarded approximately $1.0 million in non-taxable grants as part of the US Department of Treasury’s Therapeutic Discovery Project Program related to our research and development activities in SCV-07 and ZADAXIN. There were no similar grants awarded to us during the years ended December 31, 2011 or 2009, and we do not expect any income related to non-taxable grants for the year ending December 31, 2012.

Provision for Income Tax:

The provision for income tax of $0.8 million, $2.2 million, and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, relates to our foreign operations in China. Tax expense decreased $1.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decreases related to tax benefits recognized of $1.0 million for the year ended December 31, 2011 on deferred tax assets and liabilities mainly as a result of our acquisition of NovaMed in April 2011 and lower tax expense recorded for the year ended December 31, 2011 related to an uncertain tax position in China, offset partially by an increase in tax expense due to growth in our China operations and an increase in the statutory tax rate of certain of our operations in China from 22% in 2010 to 24%-25% in 2011.

Tax expense increased $1.5 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase resulted from an increase in operating activities in China and an increase in the statutory tax rate in China. In addition, for the year ended December 31, 2010 we recorded an additional tax expense of $0.8 million related to our uncertain tax position in China. The statutory tax rate in China was 24-25%, 22%, and 20% for the years ended December 31, 2011, 2010 and 2009, respectively. Our statutory tax rate in China is 25% in 2012. We expect the provision for income tax to decrease for the year ending December 31, 2012, compared to the year ended December 31, 2011, as we expect a decrease in tax expense related to our uncertain tax positions in China in 2012.

We have not recorded any US federal or state income tax expense for the years ended December 31, 2011, 2010, and 2009. Undistributed earnings of our foreign subsidiaries amounted to approximately $33.0 million at December 31, 2011. These earnings are considered to be permanently reinvested and accordingly, no deferred US income taxes have been provided thereon.

At December 31, 2011, we had net operating loss carryforwards for federal income tax purposes of approximately $109.5 million that expire in the years 2012 through 2030. At December 31, 2011, we had federal research and development, orphan drug and investment tax credit carryforwards of approximately $13.0 million that expire in the years 2012 through 2031.

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

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. We rely on our operating cash flows, cash and cash equivalents, short-term investments and our short-term borrowing arrangement to provide for our liquidity requirements. We continue to believe that we have the ability to meet our liquidity needs for at least the next 12 months to fund our working capital requirements of our operations, including our research and development activities, investments in our business, share repurchases, to pay down our short-term borrowing arrangements, and to fund our business development activities.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the years presented (in thousands):

	As of December 31,
	2011	2010
Cash and investments	$67,018	$56,522

As of December 31, 2011, we had $67.0 million in cash and investments of which $43.1 million was located in subsidiaries of the Company outside the US. Cash held by subsidiaries outside the US is held primarily in US dollars. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations which may include in-licensing new products, particularly for China, and for potential acquisitions. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund US operations. Because of our net operating loss and credit carryforwards, we do not anticipate that repatriation of cash held by foreign subsidiaries would result in payment of taxes in the US.

	Years Ended December 31,
	2011	2010	2009
Cash provided by (used in):
Operating activities	$29,455	$20,660	$(452)
Investing activities	$(18,840)	$(1,316)	$(148)
Financing activities	$2,827	$3,901	$2,625

Net cash provided by operating activities was $29.5 million for year ended December 31, 2011 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included an increase in accounts receivable of $3.9 million related to increases in sales volume and normal fluctuations in the timing of customer receipts. The majority of our sales are to importers and distributors in China where our accounts receivable collections have standard credit terms generally ranging from 45 to 180 days. Changes also included an increase in inventory levels of $1.7 million related to higher inventory stock levels to support increased demand for ZADAXIN product, and an increase in accounts payable and accrued expenses of $4.5 million primarily as a result of our acquisition of NovaMed.

For the year ended December 31, 2010, such changes included an increase in accounts receivable of $9.3 million, compared to the year ended December 31, 2009, related to increased sales and fluctuations in the timing of cash receipts from customers. In addition, inventory levels decreased $3.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily related to an increase in sales and a decrease in production during fiscal 2010, and accounts payable and other accrued liabilities increased $3.7 million mainly related to an increase in legal and other costs associated with the SEC and DOJ investigations, shareholder litigations that had been filed following the announcement of those investigations, and the conduct of an independent investigation by a special committee of our board of directors, and an increase in accrued taxes and tax reserves.

Net cash used in investing activities was $18.8 million, $1.3 million, and $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. For year ended December 31, 2011, net cash used in investing activities was primarily related to the acquisition of NovaMed which used cash of approximately $21.3 million, and to a lesser extent related to the sale of available-for-sale investments, net of purchases of available-for-sale investments, and purchases of property and equipment. Cash used in investing activities for the years ended December 31, 2010 and 2009 was primarily related to purchases of investments, net of proceeds from sale or maturities of investments, and purchases of property and equipment.

Net cash provided by financing activities was $2.8 million, $3.9 million, and $2.6 million for the years ended December 31, 2011, 2010, and 2009, respectively, and consisted of proceeds from the issuances of common stock made under our stock award plans. During the year ended December 31, 2011, we also used $3.5 million to repurchase approximately 781,000 shares of our common stock under our stock repurchase program, and during the year ended December 31, 2010, we received proceeds of $2.5 million from borrowing on our line of credit.

The following summarizes our future contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Short-term debt obligation(1)	$2,626	$2,626	$—	$—	$—
Operating leases(2)	6,563	2,645	3,918	—	—
Purchase obligations(3)	7,881	7,881	—	—	—
Contingent consideration(4)	15,400	—	15,400	—	—
Unrecognized tax benefits(5)	2,297	—	—	—	—

Total	$34,767	$13,152	$19,318	$—	$—

(1)	Our short-term debt obligations include our expected principal and interest and unused line fee obligations related to our Silicon Valley Bank line-of-credit. Our calculations of expected principal and interest payments incorporate only current period assumptions for interest rates and borrowings.

(2)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.

(3)	These consist of purchase obligations with manufacturers and distributors.

(4)	As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. The timing of the contingent consideration payment, if any, is dependent upon several factors, including whether there is a change-in-control. The contingent consideration is expected to be paid no later than the first half of 2013.

(5)	As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

We have a loan and security agreement with Silicon Valley Bank (“SVB”) (“the Credit Facility”) for a financing facility up to $15 million which expires on October 1, 2012. The Credit Facility bears interest on borrowed funds at the bank’s prime rate plus 1.25% (5.25% at December 31, 2011) on outstanding balances and is secured by a first priority secured interest in all of our assets, including intellectual property in an event of default. We are required to meet certain financial covenants, including minimum liquidity, as defined, and are subject to certain minimum fees and interest payments. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. As of December 31, 2011, we had borrowed $2.5 million on the Credit Facility and we were required to maintain a debt coverage ratio of 1.35 to 1 equal to $3.4 million of cash in SVB cash accounts to meet our financial liquidity covenant and were in compliance with all significant terms of the Credit Facility. Upon termination of the Credit Facility, all amounts borrowed must be repaid in full.

In May 2009, we filed a shelf registration statement on Form S-3 with the SEC under which we may offer and sell up to $50.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3. Our ability to issue securities under that registration statement will expire in May 2012, and we filed an additional shelf registration with the SEC on March 15, 2012 which, if and when declared effective by the SEC, would enable us to offer and sell up to $100.0 million of our securities. On April 18, 2011, we issued 8,298,110 shares of common stock to former stockholders of NovaMed as part of our acquisition of NovaMed. No more than 25% of such shares may be sold by the holders in any three-month period up to October 18, 2012.

In October 2011, we announced that our Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to $20 million of our outstanding common stock over a twenty-four month period. We repurchased and retired approximately 781,000 shares at a cost of $3.5 million during the year ended December 31, 2011. We made no share repurchases during the years ended December 31, 2010 or 2009. As of December 31, 2011, $16.5 million of the $20 million share repurchase program authorized by our Board was available for future share repurchase. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

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

We intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations, in-licensing new products, particularly for China, and potential acquisitions. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings, if any, will be sufficient to conduct and complete further clinical trials or to in-license additional products. The need, timing and amount of any such financing would depend upon numerous factors, including the status of the pending regulatory investigations and pending litigations, the level and price of sales of our products, the timing and amount of manufacturing costs related to our products, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in 2011, 2010, or 2009.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. We earn product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. We also earn product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales are recognized when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotional contract, which marks the period when marketing and promotional services have been rendered, and when all of the above revenue recognition criteria are met.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts and net of an allowance for product returns established at the time of sale.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, when appropriate. We record our allowance for doubtful accounts based on our assessment of various factors. When estimating the need for an allowance for doubtful accounts, we consider historical payment patterns of our customers, the circumstances of each individual customer and their geographic region including a review of the local economic environment, the age of the accounts receivable balances, credit quality of our customers, and other factors that may affect customers’ ability to pay. At December 31, 2011, no allowance for doubtful accounts was considered necessary.

Allowance for Product Returns. We maintain an allowance for product returns based on estimates of the amount of product to be returned by our customers which may result from expired product or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns allowance requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns allowance, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of December 31, 2011, we have estimated a product returns allowance of $0.2 million on our Consolidated Balance Sheet, related to our oncology products and Aggrastat product sales. We evaluate our returns allowance quarterly and adjust it when events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date they have not been material. It is possible that we may need to adjust our estimates in future periods.

Inventories

Our inventories are stated at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis and include amounts related to materials, labor and overhead. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. If our current assumptions about future production or inventory levels and demand were to change or if actual market conditions are less favorable than those projected by management, inventory write-downs may be required which could negatively impact our gross margins and results of operations. If obsolete items or excess are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized.

Business Combinations

We accounted for the acquisition of NovaMed in April 2011 in accordance with ASC Topic 805, Business Combinations. ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination. The consideration paid to acquire NovaMed is required to be measured at fair value and included contingent consideration, which are earn-out payments that will be paid upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. After the total consideration transferred was calculated by determining the fair value of the contingent consideration and SciClone common stock, plus the cash consideration, we assigned the purchase price of NovaMed to the fair value assets acquired and liabilities assumed. This resulted in recognition of intangible assets related to promotion and distribution contract rights and goodwill. The determination and recognition of the consideration transferred requires management to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration and intangible assets acquired.

As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. As of December 31, 2011, we have estimated the fair value of the contingent consideration to be $15.4 million. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When quoted prices and observable inputs are unavailable, fair values are based on internally developed cash flow models and are classified in level 3 of the valuation hierarchy. We estimated the fair value of the contingent consideration using a Monte Carlo simulation model and classified it in level 3 of the valuation hierarchy. The inputs used in the Monte Carlo simulation model reflect assumptions and estimates including for the risk-adjusted discount rate and volatility. Our assessment of the inputs used in the fair value measurement requires judgment, and may affect the valuation of the contingent consideration being measured.

The earn-out is based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out provisions are subject to a number of adjustments and acceleration provisions. The total earn-out payments described above may be increased by $10.0 million (but not exceeding a total maximum contingent cash consideration of $43.0 million) or reduced by $10.0 million, depending upon whether we are able to achieve targets relating to product distribution agreements. If there is a change-in-control of the Company on or before April 18, 2012, then the earn-out payment would be deemed to be $23.0 million. If there is a change-in-control of the Company on or after April 18, 2012 and before December 31, 2012, then the earn-out payment would range between $11.5 million and $23.0 million depending upon achievement against the adjusted EBITDA and revenue targets through the date of the change-in-control. In addition, if either (i) Mark Lotter is terminated without cause prior to December 31, 2012, or (ii) if we fail to meet certain obligations to appoint and retain Mark Lotter and Peter Barrett (or their replacements) on our Board of Directors through December 31, 2012, the earn-out payment would be deemed to be $23.0 million. We are required to remeasure the contingent consideration each reporting period until the amount of the payment is finalized, which may not occur until December 31, 2012. The change in the estimated fair value of the contingent consideration is recognized as an adjustment to operating expenses. From the acquisition date of April 18, 2011 to December 31, 2011, the estimated fair value of the contingent consideration decreased by $3.5 million primarily as a result of adjustments to certain performance metric projections used to estimate the fair value. Future changes in the estimated fair value of the contingent consideration may be significant, as the ultimate contingent consideration payout could range from $0 to $43.0 million.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with ASC Topic 805, and ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 805 requires that the purchase method of accounting be used for all business combinations and specifies the criteria that must be met in order for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. As of December 31, 2011, we have recognized from the acquisition $45.2 million of intangible assets related to promotion and distribution relationships and $32.0 million of goodwill. Our intangible assets are amortized over 13.5 years, based on their estimated useful life, and goodwill is determined to have an indefinite life and therefore, is not amortized. Intangible assets and goodwill are tested for impairment at least annually or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350. Judgment regarding the existence of impairment indicators will be based on operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events such as the loss of promotion and distribution contracts could cause us to conclude that impairment indicators exist and that certain intangibles and other long-lived assets are impaired resulting in an adverse impact on our financial position and results of operations.

Contingent Liabilities

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

Stock-Based Compensation

We record stock-based compensation costs relating to share-based payment transactions, including stock options, restricted stock units (“RSUs”) and employee stock purchase plans. Stock-based compensation expense for stock options and the employee stock purchase plan is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense for RSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock-based compensation expense values are recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The stock-based compensation costs that are ultimately expected to vest are recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years for stock options and RSUs and three months for the employee stock purchase plan. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. The tax years 1995-2011 remain open to examination by the major taxing jurisdictions to which we are subject, although subsequent to December 31, 2011, the Internal Revenue Service completed their examination of our 2009 and 2008 US Federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years.

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

Recent Accounting Guidance

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair value Measurement and Disclosure Requirements in US GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The disclosure requirements have been enhanced, with certain exceptions for US non-public companies. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently assessing the impact, if any, that the adoption of this update will have on our consolidated financial statements and disclosures.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued another update that indefinitely deferred the specific requirement of presenting reclassification adjustments out of comprehensive income in both net income and comprehensive income on the face of the financial statements. During the deferral period, the existing requirements for the presentation of reclassification adjustments must continue to be followed. This guidance is effective for our interim and annual periods beginning January 1, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, an entity is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance will be effective for us beginning January 1, 2012; however, early adoption is permitted. We do not believe the adoption of the guidance will significantly impact our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

We do not hold any derivative financial instruments for speculation or trading purposes. The majority of our sales have been in US dollars, although a significant amount of our sales are denominated in renminbi. Our purchases with contract manufacturers are denominated in US dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets and liabilities denominated in euros, renminbi and Hong Kong dollars. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. A hypothetical 1% increase or decrease in foreign exchange rates would result in an approximate $0.2 million increase or decrease, respectively, in our financial assets and liabilities denominated in euros, renminbi and Hong Kong dollars. This potential change is based on a sensitivity analysis performed on our financial position at December 31, 2011. Actual results may differ materially. We do not hold any derivative financial instruments to manage our foreign currency exchange rate risks. Such losses have not been significant to date.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, term deposits, commercial paper, corporate bonds, US treasury, or government agency notes. All of our investments mature within one year from date of purchase except for our Italian state bonds which mature in 2013. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio at December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

SCICLONE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of SciClone Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SciClone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2012

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$66,654	$53,017
Short-term investments	—	3,125
Accounts receivable, net of allowance of $212 and $0 at December 31, 2011 and 2010, respectively	42,226	30,671
Inventories	8,813	7,078
Prepaid expenses and other current assets	1,646	2,057
Deferred tax assets	1,732	—

Total current assets	121,071	95,948
Property and equipment, net	984	588
Restricted investments	364	380
Intangible assets, net	45,185	—
Goodwill	31,973	—
Other assets	749	891

Total assets	$200,326	$97,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,592	$3,882
Accrued and other current liabilities	17,192	8,247
Short-term borrowing on line of credit	2,500	—

Total current liabilities	25,284	12,129
Long-term borrowing on line of credit	—	2,500
Contingent consideration	15,400	—
Deferred tax liabilities	8,715	—
Other long-term liabilities	469	990
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 and 75,000,000 shares authorized at December 31, 2011 and 2010, respectively; 57,847,367 and 48,011,235 shares issued and outstanding at December 31, 2011 and 2010, respectively	58	48
Additional paid-in capital	266,913	225,897
Accumulated other comprehensive income	2,341	67
Accumulated deficit	(118,854)	(143,824)

Total stockholders’ equity	150,458	82,188

Total liabilities and stockholders’ equity	$200,326	$97,807

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Net revenues:
Product sales	$113,027	$85,112	$72,411
Promotion services	20,614	—	—

Total revenues, net	133,641	85,112	72,411
Operating expenses:
Cost of product sales	20,013	12,691	11,960
Sales and marketing	48,855	22,006	18,805
Amortization of acquired intangible assets, related to sales and marketing	2,465	—	—
Research and development	12,346	12,415	16,531
General and administrative	24,032	15,606	12,521
Contingent consideration (Notes 3 and 8)	(3,495)	—	—

Total operating expenses	104,216	62,718	59,817

Income from operations	29,425	22,394	12,594
Non-operating income (expense):
Interest income	71	105	153
Interest expense	(213)	(195)	(179)
Other (expense) income, net	(21)	953	18

Income before provision for income tax	29,262	23,257	12,586
Provision for income tax	798	2,176	641

Net income	$28,464	$21,081	$11,945

Basic net income per share	$0.52	$0.44	$0.26
Diluted net income per share	$0.50	$0.43	$0.25

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2008	46,219	$46	$217,704	$3	$(176,850)	$40,903
Net income	—	—	—	—	11,945	11,945
Net change in unrealized losses and foreign currency translation on foreign-denominated available-for- sale securities	—	—	—	26	—	26
Net change in unrealized gains/losses on available-for-sale securities	—	—	—	4	—	4
Foreign currency translation	—	—	—	(11)	—	(11)

Total comprehensive income						11,964

Issuance of common stock from exercise of stock options	999	1	2,624	—	—	2,625
Compensation related to stock option awards	—	—	1,901	—	—	1,901

Balance at December 31, 2009	47,218	47	222,229	22	(164,905)	57,393
Net income	—	—	—	—	21,081	21,081
Net change in unrealized losses and foreign currency translation on foreign-denominated available-for- sale securities	—	—	—	(36)	—	(36)
Net change in unrealized gains/losses on available-for-sale securities	—	—	—	(2)	—	(2)
Foreign currency translation	—	—	—	83	—	83

Total comprehensive income						21,126

Issuance of common stock from exercise of stock options and employee stock purchase plan	746	1	1,401	—	—	1,402
Issuance of common stock from exercise of warrants, net of repurchases	47	—	—	—	—	—
Compensation related to stock option awards	—	—	2,267	—	—	2,267

Balance at December 31, 2010	48,011	48	225,897	67	(143,824)	82,188
Net income	—	—	—	—	28,464	28,464
Net change in unrealized losses and foreign currency translation on foreign-denominated available-for- sale securities	—	—	—	(16)	—	(16)
Foreign currency translation	—	—	—	2,290	—	2,290

Total comprehensive income						30,738

Issuance of common stock for acquisition of NovaMed	8,298	8	31,522	—	—	31,530
Issuance of common stock from exercise of stock options and employee stock purchase plan	2,319	3	6,319	—	—	6,322
Compensation related to stock option awards	—	—	3,175	—	—	3,175
Repurchase of common stock	(781)	(1)	—	—	(3,494)	(3,495)

Balance at December 31, 2011	57,847	$58	$266,913	$2,341	$(118,854)	$150,458

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income	$28,464	$21,081	$11,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash expense related to stock-based compensation	3,108	2,224	1,867
Depreciation and amortization	2,942	556	530
Realized gain on investments	—	(226)	(103)
Other non-cash expense	—	249	83
Change in fair value of contingent consideration	(3,495)	—	—
Deferred taxes, net	(1,241)	—	—
Other long-term liabilities	(222)	11	200
Changes in operating assets and liabilities:
Accounts receivable, net	(3,907)	(9,277)	(9,467)
Inventories	(1,665)	3,115	(4,059)
Prepaid expenses and other assets	976	(674)	247
Accounts payable	945	1,543	144
Accrued and other current liabilities (including $0, $0, and ($1.4) million due to related party in 2011, 2010 and 2009, respectively)	3,550	2,199	(1,980)
Deferred revenue	—	(141)	141

Net cash provided by (used in) operating activities	29,455	20,660	(452)

Investing activities:
Acquisition of NovaMed, net of cash acquired	(21,256)	—	—
Purchases of property and equipment	(686)	(133)	(192)
Proceeds from sale or maturities of available-for-sale investments	4,682	7,283	44
Proceeds from the sale or maturity of trading security investments	—	1,800	—
Purchases of available-for-sale investments	(1,580)	(10,266)	—

Net cash used in investing activities	(18,840)	(1,316)	(148)

Financing activities:
Repurchase of common stock	(3,495)	—	—
Proceeds from borrowing on line of credit	—	2,500	—
Proceeds from issuances of common stock	6,322	1,401	2,625

Net cash provided by financing activities	2,827	3,901	2,625

Effect of exchange rate changes on cash and cash equivalents	195	85	(11)

Net increase in cash and cash equivalents	13,637	23,330	2,014
Cash and cash equivalents, beginning of year	53,017	29,687	27,673

Cash and cash equivalents, end of year	$66,654	$53,017	$29,687

Supplemental disclosures of cash flow information:
Income taxes paid related to foreign operations	$1,102	$829	$608

Interest and unused line fees paid related to line of credit	$169	$37	$—

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Description of Business

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”), incorporated in 1990, is a revenue-generating, specialty pharmaceutical company with a substantial commercial business in China and a product portfolio of therapies for oncology, infectious diseases, cardiovascular, urological, respiratory, and central nervous system disorders. The Company’s lead product, ZADAXIN® (thymalfasin) is approved in over 30 countries and may be used for the treatment of hepatitis B (HBV), hepatitis C (HCV), as a vaccine adjuvant, and certain cancers according to the local regulatory approvals. In addition to ZADAXIN, SciClone markets nearly 20 mostly partnered products in China, including Depakine®, the most widely prescribed broad-spectrum anti-convulsant in China; Tritace®, an ACE inhibitor for the treatment of hypertension; Stilnox®, a fast-acting hypnotic for the short-term treatment of insomnia (marketed as Ambien® in the US); and Aggrastat®, a recently-launched interventional cardiology product. During 2011, SciClone was developing SCV-07 in a phase 2b trial for the delayed onset of oral mucositis in patients with head and neck cancer. SciClone is also pursuing the registration of several other therapeutic products in China.

Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

On April 18, 2011, SciClone acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”). See Note 8. Commencing April 18, 2011, the Company’s financial statements include the assets, liabilities, operating results and cash flows of NovaMed.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make informed estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less on the date of purchase. The Company records its investments at fair value, as determined by available information on the consolidated balance sheet date. The Company’s available-for-sale portfolio at December 31, 2011 consisted of money market funds and restricted long-term Italian state bonds.

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

Available-for-sale investments are evaluated for impairment each reporting period. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Income.

For the years ended December 31, 2011, 2010 and 2009, net change in unrealized (loss) gains, including foreign currency translation on foreign-denominated securities, of approximately ($16,000), ($38,000), and $30,000, on available-for-sale securities, respectively, were included in accumulated other comprehensive income.

For the years ended December 31, 2011, 2010 and 2009, the Company realized gains on its auction rate securities of $0, $0.2 million, and $0.1 million, respectively, that had been classified as trading securities.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. The three levels of input are:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Where quoted prices are available in an active market, the Company determines fair value based upon quoted market prices, and classifies these values in level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are based upon observable inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and are classified in level 2 of the valuation hierarchy. When quoted prices and observable inputs are unavailable, fair values are based on cash flow models and are classified in level 3 of the valuation hierarchy. The cash flow models use inputs specific to the asset or liability including estimates for interest rates and discount rates including yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the assets and liabilities. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the assets and liability including assumptions about risk developed based on the best information available in the circumstances. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liability being measured and their placement within the fair value hierarchy.

Other financial instruments, including accrued short-term liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturity of these instruments.

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

The People’s Republic of China (“China”) uses a tiered method to import and distribute products and promoted products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the year ended December 31, 2011, sales to six importing or distributor agents in China accounted for 96% of the Company’s product sales. For the years ended December 31, 2010 and 2009, four importing or distributor agents in China accounted for 96% of the Company’s product sales. In 2011, the three largest importers or distributors accounted for 61%, 15% and 14% of sales, respectively. In 2010, the two largest importers or distributors accounted for 74% and 14% of sales, respectively. In 2009, the two largest importers or distributors accounted for 66% and 27% of sales, respectively. No other importer accounted for more than 10% of sales in 2011, 2010 or 2009. Two of the Company’s largest importers or distributors were the same for the years ending December 31, 2011, 2010, and 2009 and last year, a third party acquired a majority interest in these two largest importers or distributors. As of December 31, 2011, approximately $29.7 million, or 70%, of the Company’s accounts receivable were attributable to these two importing agents in China and $4.8 million, or 11%, of the Company’s accounts receivable was attributable to a third importing agent or distributor. The Company generally does not require collateral from its customers.

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

The majority of the Company’s product sales are in US dollars. However, a significant portion of the Company’s revenues and expenses are denominated in renminbi (“RMB”) and a significant portion of the Company’s assets and liabilities are denominated in RMB and are exposed to foreign exchange risk. RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at the exchange rates quoted by People’s Bank of China. Remittances in currencies other than RMB by the Company in China require certain supporting documentation in order to affect the remittance.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts and net of an allowance for product returns established at the time of sale.

Allowance for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, when appropriate. The Company records its allowance for doubtful accounts based on its assessment of various factors. When estimating the need for an allowance for doubtful accounts, the Company considers historical payment patterns of its customers, the circumstances of each individual customer and the contracted credit terms with those customers to assess if amounts are past due or delinquent, their geographic region including a review of the local economic environment, the age of the accounts receivable balances, credit quality of its customers, and other factors that may affect customers’ ability to pay. At December 31, 2011 and 2010, no allowance for doubtful accounts was considered necessary. The Company charges off uncollectible trade receivables once collectability is considered unlikely and after collections efforts have been exhausted.

Allowance for Product Returns: The Company maintains an allowance for product returns based on estimates of the amount of product to be returned by its customers which may result from expired product or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns allowance requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns allowance, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of December 31, 2011, the Company had estimated a product returns allowance of $0.2 million on its Consolidated Balance Sheet related to its oncology products and Aggrastat product sales, and had recorded expense of $0.2 million during the year ended December 31, 2011 related to these estimated product returns. A product returns allowance was not considered necessary as of December 31, 2010 or 2009, and there was no expense recorded during the years ended December 2010 or 2009 for product returns. The Company evaluates its returns allowance quarterly and adjusts it when events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect its results of operations or financial position; however, to date they have not been material. It is possible that the Company may need to adjust its estimates in future periods.

Inventories

Inventories consist of raw materials, work in progress and finished goods products. Inventories are stated at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized.

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

As part of the acquisition of NovaMed, the Company recorded intangible assets related to promotion and distribution contract rights. The promotion and distribution contracts expire in one to ten years, with the majority expiring in one to two years, but are subject to renewal or extension. The estimated useful life is approximately 13.5 years. Refer to Notes 6 and 8 for further information regarding the Company’s intangible assets.

Goodwill

The Company accounted for the acquisition of NovaMed under the purchase method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under the purchase method of accounting, the total acquisition-date fair value of the assets and liabilities are recognized as of the closing date. The total consideration paid by SciClone to NovaMed consisted of cash, SciClone common stock, and contingent consideration. The excess of the fair value of the total consideration transferred over the acquisition-date fair value of net tangible and intangible assets and liabilities assumed was allocated to goodwill. Goodwill will be tested for impairment at least annually, or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350, Intangibles — Goodwill and Other.

Contingent Consideration

As part of the acquisition of NovaMed, the Company may pay up to an additional $43.0 million in earn-out upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). The Company estimated the fair value of the earn-out on the acquisition date using a Monte Carlo simulation model. The fair value of the earn-out is re-measured each period, and changes in the fair value are recorded to “contingent consideration” in operating expenses. Refer to Contingent Consideration in Note 3 for further information.

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

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to US dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Intangible assets and goodwill are generally recorded in the local currency which is the functional currency of our subsidiaries located in China. As a result, the carrying values of intangible assets and goodwill may fluctuate with the value of the renminbi as compared to the US dollar. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income in the statement of stockholders’ equity.

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

Sales Tax and Surcharge Expense

Sales taxes and surcharge costs are expensed as incurred and are included in sales and marketing expense. The Company is generally subject to a 5% business tax and surcharge for its promotion services of medical products under the relevant taxation laws in China. Business tax and surcharge costs amounted to approximately $1.2 million for the year ended December 31, 2011. There were no sales tax and surcharge expenses recorded for the years ended December 31, 2010 or 1009.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, and services performed by clinical research organizations and research institutions and other outside service providers.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2011, 2010 and 2009 were $0.2 million, $0.2 million, and $0.3 million, respectively.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made. The Company’s policy is to recognize interest and penalties related to the estimated obligations for tax positions as a component of income tax expense. The amount of accrued interest related to tax positions taken on our tax returns and included in accrued liabilities was $0.4 million and $0.2 million at December 31, 2011 and 2010, respectively.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31,
	2011	2010	2009
Net unrealized gain on available-for-sale securities	$—	$—	$2
Net unrealized loss and foreign currency translation adjustment on foreign-denominated available-for-sale securities	(86)	(70)	(34)
Cumulative foreign currency translation adjustment	2,427	137	54

Accumulated other comprehensive income	$2,341	$67	$22

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations for the year ended December 31 (in thousands, except per share amounts):

	2011	2010	2009
Numerator:
Net income	$28,464	$21,081	$11,945
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	55,110	47,624	46,574
Effect of dilutive securities	2,277	1,790	561

Weighted-average shares outstanding used to compute diluted net income per share	57,387	49,414	47,135

Basic net income per share	$0.52	$0.44	$0.26
Diluted net income per share	$0.50	$0.43	$0.25

For the year ended December 31, 2011, shares of common stock outstanding increased by 8,298,110 shares due to the acquisition of NovaMed (refer to Note 8) and by approximately 2,288,000 shares due to stock option exercises.

For the years ended December 31, 2011, 2010 and 2009, approximately 3,030,664, 2,872,513, and 6,107,498 shares, respectively, related to outstanding stock options and warrants were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. In addition, for the years ended December 31, 2011, 2010 and 2009, 35,068, 155,000 and 710,959 shares, respectively, subject to market or performance conditions were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

Segment Information

The Company operates in two segments (refer to Note 17).

Recent Accounting Guidance

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair value Measurement and Disclosure Requirements in US GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The disclosure requirements have been enhanced, with certain exceptions for US non-public companies. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing the impact, if any, that the adoption of this update will have on its consolidated financial statements and disclosures.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, an entity is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance will be effective for the Company beginning January 1, 2012; however, early adoption is permitted. We do not believe the adoption of the guidance will significantly impact our financial position, results of operations or cash flows.

Note 2 — Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents, and investments (in thousands):

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$31,849	$—	$—	$31,849
Restricted long-term Italian state bonds maturing in 2013	450	—	(86)	364

Total available-for-sale investments	$32,299	$—	$(86)	$32,213

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$12,900	$—	$—	$12,900
Foreign U.S. dollar term deposits maturing within
6 months	3,125	—	—	3,125
Restricted long-term Italian state bonds maturing in 2013	450	—	(70)	380

Total available-for-sale investments	$16,475	$—	$(70)	$16,405

The Company’s restricted long-term Italian state bonds secure its Italian value added tax filing arrangements. The unrealized losses on the bonds mainly relate to loss on foreign currency translation. The Company has concluded that is it more likely than not that it will hold its restricted Italian state bond investments until maturity or the recovery of its cost basis.

Note 3 — Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents, and investments) and liability measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Money market funds	$31,849	$—	$—	$31,849
Restricted long-term Italian state bonds	364	—	—	364

Total	$32,213	$—	$—	$32,213

Liability:
Contingent consideration	$—	$—	$15,400	$15,400

Total	$—	$—	$15,400	$15,400

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Money market funds	$12,900	$—	$—	$12,900
Foreign U.S. dollar term deposits	—	15,130	—	15,130
Restricted long-term Italian state bonds	380	—	—	380

Total	$13,280	$15,130	$—	$28,410

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets and liability during fiscal 2009, 2010 and 2011 (in thousands):

	Auction Rate Securities	Put Option	Contingent Consideration
Balance at December 31, 2008	$1,485	$285	$—
Total realized gain (loss) included in other income (expense)	103	(83)	—

Balance at December 31, 2009	1,588	202	—
Proceeds from sales	(1,800)	—	—
Total realized gain (loss) included in other income (expense)	212	(202)	—

Balance at December 31, 2010	—	—	—
Fair value at acquisition date	—	—	18,870
Change in the estimated fair value of the contingent consideration liability	—	—	(3,495)
Translation adjustments	—	—	25

Balance at December 31, 2011	$—	$—	$15,400

Contingent Consideration

As part of the acquisition of NovaMed, the Company may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). The Company initially recorded $18.9 million as the estimated fair value of the contingent consideration on the acquisition date using a Monte Carlo simulation model and included a risk-adjusted discount rate of 20% and volatility of 40%. The terms governing the determination of the earn-out are disclosed in Note 8, Acquisition. As of December 31, 2011, the estimated fair value of the contingent consideration was $15.4 million, a decrease of $3.5 million primarily as a result of adjustments to certain performance metric projections used to estimate the fair value.

Auction Rate Securities and Put Option

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

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$1,797	$590
Work in progress	84	355
Finished goods	6,932	6,133

	$8,813	$7,078

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Office equipment	$1,098	$868
Leasehold improvements	903	735
Office furniture and fixtures	636	619
Software	198	108
Vehicle	68	—

	2,903	2,330
Less accumulated depreciation	(1,919)	(1,742)

Net property and equipment	$984	$588

Depreciation expense was $0.3 million for each of the years ended December 31, 2011, 2010 and 2009.

Note 6 — Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2011	2010
Promotion and distribution contract rights	$47,687	$—
Less accumulated amortization	(2,502)	—

	$45,185	$—

Acquired promotion and distribution contract intangible assets are amortized on a straight-line basis over 13.5 years, based on their estimated useful life. Amortization expense was approximately $2.5 million for the year ended December 31, 2011. As of December 31, 2011, annual amortization expense in each of the next five years is estimated to be $3.4 million.

Note 7 — Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,
	2011	2010
Accrued sales and marketing expenses	$6,192	$1,558
Accrued compensation	4,409	2,277
Accrued taxes, tax reserves and interest	3,267	1,683
Accrued professional fees	666	1,184
Accrued clinical trial expense	797	444
Accrued manufacturing costs	251	361
Other	1,610	740

	$17,192	$8,247

Note 8 — Acquisition

On April 18, 2011, SciClone acquired all the outstanding shares of NovaMed pursuant to the terms of a Share Purchase Agreement (the “Agreement”) dated April 18, 2011 between SciClone, NovaMed, the shareholders of NovaMed and SciClone Pharmaceuticals Hong Kong Limited, a wholly-owned subsidiary of SciClone. The Company acquired NovaMed to bring additional broad sales and marketing, as well as regulatory and extensive business capabilities and pharmaceutical assets, on the market as well as in the regulatory approval stage, to its growing and profitable China focused specialty pharmaceutical business. Under the terms of the Agreement, the purchase price is comprised of up-front payments of approximately $24.6 million in cash, 8,298,110 shares of SciClone common stock and a contingent right to receive additional cash consideration of up to $43.0 million (the “earn out” or “contingent consideration”), based upon achievement of revenue and earnings targets for the 2011 and 2012 fiscal years.

Under the Agreement the earn-out is based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out provisions provide that: (i) if cumulative revenue in China for legacy NovaMed products for the two fiscal years ending December 31, 2012 exceed $94.2 million, a cash payment ranging from $9.2 million to $11.5 million will be paid, with the full amount payable if such revenue is $117.8 million or more; and (ii) if adjusted EBITDA for the two year period ending December 31, 2012 exceeds $91.8 million, a cash payment from $17.2 million to $21.5 million will be paid with the full amount payable if such adjusted EBITDA is $137.8 million or more. Adjusted EBITDA is defined in the Agreement to exclude certain expenses which are not generally related to operating results in China, including SciClone’s US research and development expense, certain share-based compensation, license fees paid by SciClone for new products, certain legal and advisory fees related to the Agreement or to change-in-control transactions, and certain fees and expenses, including legal fees and governmental fines or settlements paid with respect to the pending formal, non-public investigation being conducted by the US Securities and Exchange Commission (“SEC”).

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

The estimated fair value of the earn-out is included in the total purchase price and is recorded as a long-term liability. The estimated fair value of the earn-out is based on management’s assessment of the likelihood of whether, as of the closing date, the revenue and earnings targets would be achieved, and of the present value factors associated with the timing of the revenue and earnings targets. No more than 25% of the shares of common stock issued as part of the purchase price may be sold in any three-month period up to October 18, 2012. The shares of common stock are recorded at estimated fair value as of the closing date, reflecting an estimate of the discount for lack of marketability of 15%.

The total purchase price of NovaMed was approximately $75.0 million, comprised as follows (in thousands):

Cash consideration..	$24,578
SciClone shares of common stock at estimated fair value on closing date	31,530
Contingent consideration (earn-out) at estimated fair value	18,870

Total purchase price	$74,978

Under the purchase method of accounting, the total acquisition-date fair value of the assets and liabilities are recognized as of the closing date, and the excess of the consideration transferred over the acquisition date fair value of net assets acquired is recorded as goodwill. The total purchase price of the net assets acquired and included in the Company’s Consolidated Balance Sheet is as follows (in thousands):

Cash	$3,322
Accounts receivable	7,411
Prepaid and other assets	486
Property and equipment	80
Deferred tax assets	1,389
Intangible assets—promotion and distribution contract rights	46,310
Goodwill	30,948
Deferred tax liabilities	(9,352)
Liabilities assumed	(5,616)

Total net assets acquired	$74,978

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

The following table represents the changes in goodwill for the year ended December 31, 2011 (in thousands):

Balance at December 31, 2010.	$—
Goodwill for the acquisition of NovaMed	30,948
Translation adjustments	1,025

Balance at December 31, 2011	$31,973

Deferred tax liabilities reflect non-deductible amortization expenses associated with the promotion and distribution contract intangible assets recognized as part of the acquisition.

The results of operations of NovaMed are included in the Company’s financial statements from April 18, 2011, the date of acquisition. The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the year ended December 31, 2011 and 2010, assuming NovaMed had been acquired on January 1, 2010. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. (in thousands, except per share data):

	For the Year Ended December 31,
	2011	2010
Total revenues	$141,680	$116,520
Net income	$25,191	$20,021
Basic net income per share	$0.46	$0.42
Diluted net income per share	$0.44	$0.41

The following table presents information for NovaMed that is included in SciClone’s Consolidated Statement of Operations from April 18, 2011 through December 31, 2011 (in thousands):

Total revenues	$28,928
Net loss	$(3,493)

For the year ended December 31, 2011, the Company recorded acquisition-related transaction costs of $3.8 million which were included in general and administrative expense in the Consolidated Statements of Operations.

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

In October 2011, the Company entered into two non-cancelable operating lease agreements for its primary office space in China (“the China Lease”) for fixed lease terms from October 15, 2011 through October 14, 2014, with options to renew. The Company will recognize the rental expense on a straight-line basis over the lease term. The leases require the Company to pay insurance and its pro-rata share of operating expenses.

The Company also leases other office facilities and equipment outside the US under non-cancelable operating lease agreements and subleases certain office facilities to a third party. Rent expense for the years ended December 31, 2011, 2010, and 2009 was $2.1 million, $1.6 million, and $1.6 million, respectively. Future minimum lease payments and sublease rental income under non-cancelable facility and equipment operating lease agreements as of December 31, 2011, were as follows (in thousands):

Year ended:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2012	$2,717	$72	$2,645
2013	2,405	—	2,405
2014	1,513	—	1,513

	$6,635	$72	$6,563

Note 10 — Silicon Valley Bank Line-of-Credit

On October 1, 2010, the Company’s subsidiaries, SciClone Pharmaceuticals International Ltd. and SciClone Pharmaceuticals International China Holding Ltd. as borrowers, terminated the existing $6 million Credit Facility with Silicon Valley Bank (“SVB”) and entered into a $15 million loan and security agreement with SVB (“the Debt Financing Facility”). The Debt Financing Facility bears interest on borrowed funds at SVB’s prime rate plus 1.25% (5.25% at December 31, 2011) on outstanding balances and is secured by a first priority secured interest in all of the Company’s assets, including intellectual property in an event of default. The Company is required to meet certain financial covenants, including minimum liquidity, as defined, and is subject to certain minimum fees and interest payments. The Company is also required to meet certain operating covenants that limit its ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. The Debt Financing Facility expires October 1, 2012, and upon termination all amounts borrowed must be repaid in full. As of December 31, 2011, the Company had borrowed $2.5 million on the Debt Financing Facility and was required to maintain debt coverage ratio of 1.35 to 1 equal to $3.4 million of cash in SVB cash accounts to meet its financial liquidity covenant. The Company was in compliance with all covenants as of December 31, 2011. The Company capitalized $0.1 million in costs associated with the origination of the $15 million facility, which are being amortized to interest expense over the term of the Debt Financing Facility. The Company recognized to expense approximately $0.1 million of unamortized loan origination fees associated with the initial $6 million Credit Facility upon termination.

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

Note 11 —Related Party Transactions

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

Pursuant to the agreement, Sigma-Tau conducted trials in Europe for the treatment of malignant melanoma and hepatitis C and the Company conducted certain trials in the US for the treatment of hepatitis C, and each party agreed to provide certain funding and support for the development efforts of the other. The development obligations to each other were completed when Sigma-Tau completed the phase 3 hepatitis C triple therapy clinical trial in Europe and delivered a final report on the trial in October 2009. The Company paid Sigma-Tau an aggregate of $4.0 million of funding support during the course of patient enrollment and trial period including the period of completion of the final report. The Company’s accounting policy for recording funding amounts due to Sigma-Tau was to record the amounts to research and development expense over the trial period including the period of completion of the final report. Based on the level of activity in this trial, the Company recorded $0.1 million of research and development expense related to this trial in the year ended December 31, 2009.

There are no on-going development or reimbursement obligations under the agreement, and there are no milestones or similar terms currently in effect.

Note 12 — Income Taxes

The Company recorded income tax expense of $0.8 million, $2.2 million, and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to its operations in China. The Company’s statutory tax rate in China was 24-25%, 22%, and 20% for the years ended December 31, 2011, 2010, and 2009, respectively. The Company has not recorded any US federal or state income tax expense for the years ended December 31, 2011, 2010 and 2009. Undistributed earnings of the Company’s foreign subsidiaries that are considered to be permanently invested outside the US and for which no US taxes have been provided amounted to approximately $33.0 million at December 31, 2011. Upon distribution of those earnings, the Company may be subject to US federal and state income taxes, although determining the amount is not practical as it is dependent on the amount of US tax losses at the time of the repatriation.

The domestic and foreign components of income (loss) before provision for tax for the years ended December 31 are as follows (in thousands):

	2011	2010	2009
Domestic	$(17,939)	$(19,315)	$(19,554)
Foreign	47,201	42,572	32,140

Pre-tax income	$29,262	$23,257	$12,586

A reconciliation of the statutory federal income tax rate of 34% to the actual tax rate for the years ended December 31 is as follows (in thousands):

	2011	2010	2009
Tax at federal statutory rate	$9,949	$7,907	$4,279
Foreign income tax at different rates	(16,171)	(13,085)	(10,279)
Taxable dividend from foreign subsidiary.	10,506	6,724	5,440
Tax reserve accrual	925	795	—
Net operating losses not benefited	—	—	916
Change in valuation adjustment	(4,674)	(318)	—
Stock-based compensation	30	53	122
Non deductible expenses	237	350	281
Other	(4)	(250)	(118)

Income tax expense	$798	$2,176	$641

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2011	2010	2009
Federal	$(5)	$(9)	$(9)
State	1	1	1
Foreign	2,027	2,184	649

Total current	2,023	2,176	641
Federal	—	—	—
State	—	—	—
Foreign	(1,225)	—	—

Total deferred	(1,225)	—	—

Income tax expense	$798	$2,176	$641

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$37,356	$40,324
Research and development credit carryforwards	10,600	10,284
Other	5,235	4,855

Gross deferred tax assets	53,191	55,463
Valuation allowance	(50,606)	(55,463)

Total deferred tax assets	2,585	—

Deferred tax liabilities:
Intangibles	(9,569)	—

Total deferred tax liabilities	(9,569)	—

Net deferred tax liabilities	$(6,984)	$—

Realization of deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been largely offset by a valuation allowance. The valuation allowance decreased by approximately $4.9 million, $0.7 million, and $6.7 million, in the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $109.5 million that expire in the years 2012 through 2030, and federal research and development, orphan drug and investment tax credit carryforwards of approximately $13.0 million that expire in the years 2012 through 2031. At December 31, 2011, the Company has state net operating loss carryforwards of approximately $33.6 million that begin to expire in the year 2014, if not utilized, and state research and development tax credit carryforwards of approximately $1.9 million that do not expire. Approximately $3.8 million of the operating loss carryforwards relate to benefits associated with stock option deductions that, when recognized, will be credited directly to stockholders’ equity.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

As of December 31, 2011, the unrecognized tax benefit was $5.7 million, of which $1.8 million, if recognized would affect the effective tax rate, and $3.9 million would be offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	December 31,
	2011	2010
Balance beginning of period	$4,225	$2,818
Tax positions related to current year:
Additions for current year items	955	313
Additions for prior year items	510	1,127
Reductions for prior year items	(33)	(33)
Changes for foreign currency translation	58	—

Balance end of period	$5,715	$4,225

Tax years 1995-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject, although subsequent to December 31, 2011, the Internal Revenue Service concluded its examination of the Company’s 2008 and 2009 US federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years. Although the timing of further income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do not anticipate any material change to the amount of our unrecognized tax benefits over the next 12 months.

Note 13 — Stockholders’ Equity

Stock Award Plans

The Company’s 1995 Equity Incentive Plan has reserved 6,100,000 shares of common stock for issuance and permits the grant of incentive stock options, nonstatutory stock options and other forms of equity compensation. Although the 1995 Plan has expired, the outstanding stock options relating to it are fully valid.

The Company’s 2005 Equity Incentive Plan (the “2005 Plan”) has reserved 10,600,000 shares of common stock for issuance. The 2005 Plan permits the grant of incentive stock options, nonstatutory stock options, restricted stock units, performance shares and other forms of equity compensation. As of December 31, 2011, approximately 1,698,000 shares of common stock were available for future issuance under the 2005 Plan.

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

The Company’s 2004 Outside Directors Stock Option Plan (the “2004 Director Plan”) has reserved 1,765,000 shares of common stock for issuance. The 2004 Director Plan automatically grants nonqualified stock options to nonemployee directors upon their appointment or first election to the Company’s board of directors (“Initial Grant”) and annually upon their reelection to the board of directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). As of December 31, 2011, approximately 327,000 shares of common stock were available for future issuance under the 2004 Director Plan.

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

Stock-Based Compensation

The following table summarizes the stock-based compensation expenses included in our Consolidated Statements of Income (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Sales and marketing	$779	$873	$644
Research and development	424	257	312
General and administrative	1,905	1,094	911

	$3,108	$2,224	$1,867

Compensation cost capitalized in inventory was $70,000, $44,000, and $35,000, respectively, for the years ended December 31, 2011, 2010, and 2009. There has been no income tax benefit recognized in the income statement for share-based compensation arrangements.

Valuation Assumptions

The fair value granted under the Company’s stock option and ESPP plans is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach with the following weighted-average assumptions for the years ended December 31:

	2011	2010	2009
Risk-free interest rate:
Time-based stock options	2.34%	2.39%	1.79%
Performance-based stock options	1.96	2.43	1.72
ESPP	0.06	0.15	—
Volatility factor of the market price of our common stock:
Time-based stock options	65.16%	72.50%	70.38%
Performance-based stock options	65.14	72.66	70.19
ESPP	50.67	68.92	—
Weighted-average expected life (years):
Time-based stock options	5.28	5.03	4.83
Performance-based stock options	5.28	5.02	4.83
ESPP	0.25	0.25	—
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s history and expectations of no dividend payouts. Expected volatility is based on the historical volatility of the Company’s stock. The expected term of options granted is derived from historical data on employee exercises and terminations.

Stock Options

The following table summarizes stock option activity as of December 31, 2011, and changes during the year then ended is presented below (in thousands, except per share and term amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	7,461	$2.74
Options cancelled	(762)	$3.84
Options granted	2,504	$5.06
Options exercised	(2,288)	$2.71

Balance at December 31, 2011	6,915	$3.46	6.98	$8,130

Vested and expected to vest after December 31, 2011	6,501	$3.40	6.87	$7,971
Exercisable at December 31, 2011	3,388	$2.76	5.47	$5,788

In 2008, the Company granted to its chief executive officer target-stock-price-based options to purchase 600,000 and 300,000 shares of the Company’s common stock at an exercise price per share of $2.49 and $1.81, respectively. The options have a term of 10 years and shares of such option were to vest upon the Company’s common stock trading for at least 30 consecutive calendar days at or greater than a target closing stock price as reported on The NASDAQ Stock Market, of (a) $4.50 on or before June 2, 2009 for 150,000 shares, (b) $6.00 on or before June 2, 2010 for 150,000 shares, (c) $8.00 on or before June 2, 2011 for 150,000 shares, (d) $10.00 on or before June 2, 2012 for 150,000 shares, (e) $12.00 on or before June 2, 2013 for 150,000 shares, and (f) $14.00 on or before June 2, 2014 for 150,000 shares, each price as adjusted for stock dividends, stock splits or similar changes in the Company’s capital structure. These grants were considered awards with market and service conditions and compensation expense was recognized for these options as long as the service requirements were met, even if the market conditions were not reached. Because of the market conditions of the grants, the Monte Carlo simulation option pricing model was used to calculate the grant date fair value per share of $1.70 and $0.88, respectively, related to each of the six vesting portions of these awards with the assumptions of a risk-free interest rate of 5.10% and 3.88% respectively, a volatility factor of 94% and 89.14%, respectively, dividend yield of 0%, and an expected life of 10 years. The related compensation costs were being expensed over the service periods for each of the six vesting portions of the awards.

In May 2010, the Company amended the target-stock-price-based options to purchase an aggregate of 750,000 shares of the Company’s common stock that were still subject to vesting that had been granted to its chief executive officer. The amendment modified the vesting provisions of the options such that 1/36th of the unvested stock options vest monthly over a three-year period, with initial vesting occurring on June 1, 2010. The fair value of the modified award was estimated using the Black-Scholes option valuation model with the assumptions of a risk-free rate of 2.28%, a volatility factor of 71.83%, a dividend yield of 0%, and an expected life of 5.07 years. The incremental compensation cost resulting from the modification and the remaining unrecognized compensation expense from the original award are being recognized ratably over the three-year vesting period. The Company recorded expense of $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to these options.

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

During 2009, the Company extended the period in which two of the Company’s departed board members could exercise their outstanding vested stock options following the cessation of their service to the Company from ninety days to the second anniversary of the date of cessation of service which ceased on June 9, 2009. The Company recorded expense of $0.1 million for the year ended December 31, 2009 related to these modifications.

The weighted-average fair value of stock options granted for the years ended December 31, 2011, 2010 and 2009 was $2.79, $2.10, and $0.76, respectively. The intrinsic value of options at time of exercise was $5.8 million, $1.3 million, and $1.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively. The estimated fair value of shares vested for the years ended December 31, 2011, 2010, and 2009 was $3.3 million, $1.9 million, and $1.5 million, respectively. As of December 31, 2011, unamortized compensation expense related to unvested options was approximately $6.5 million, net of forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.58 years. Cash received from stock option exercises was $6.2 million, $1.4 million, and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

RSUs

The following table summarizes RSU activity as of December 31, 2011, and changes during the year then ended is presented below (in thousands):

	Restricted Stock Units Outstanding
	Number of Shares	Aggregate Intrinsic Value
Balance at December 31, 2010	—
Awarded	192
Released	—
Canceled	(15)

Balance at December 31, 2011	177	$758

Vested and expected to vest after December 31, 2011	150	$644
Ending Exercisable at December 31, 2011. (Vested and deferred)	—	—

The RSUs vest 25% approximately one year after grant date with the remaining shares vesting either approximately annually or quarterly in equal installments over a three year period, depending on the terms of the grant. The weighted average fair value at grant date of the RSUs was $5.81 for the year ended December 31, 2011. There were no RSUs granted by the Company in any period prior to 2011. As of December 31, 2011, there was approximately $0.7 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 3.28 years.

Employee Stock Purchase Plan

As of December 31, 2011, 1,300,000 shares of our common stock are reserved for issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may choose to have up to 15% of their salary withheld to purchase the Company’s common stock and may purchase up to 1,000 shares per offering period. Each offering under the ESPP is for a three-month period. Commencing with the offering period beginning June 1, 2010, the purchase price of the stock issued under the ESPP will be equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering or on the final day of the offering period. As of December 31, 2011, approximately 535,000 shares of common stock were available for issuance under the ESPP.

Repurchase of Common Stock

In October 2011, the Company announced that its Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to $20 million of our outstanding common stock over twenty-four months. The Company repurchased and retired 781,000 shares at a cost of $3.5 million during the year ended December 31, 2011. As of December 31, 2011, $16.5 million of the $20 million share repurchase program authorized by our Board was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

Stockholder Rights Agreement

On December 18, 2006, the Company’s Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (collectively, the “Rights”) for each outstanding share of the Company’s Common Stock, each Right which entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series D Preferred Stock, $0.001 par value, at a price of $25.00 pursuant to a Rights Agreement dated as of December 19, 2006, between the Company and Mellon Investor Services LLC (the “Rights Agreement”). The Rights, which will initially trade with the Common Stock, become exercisable when a person or group acquires 15% or more of the Company’s Common Stock without prior board approval. In that event, the Rights permit the Company’s stockholders, other than the acquirer, to purchase the Company’s Common Stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. Alternatively, when the Rights become exercisable, the Company’s Board of Directors may authorize the issuance of one share of the Company’s Common Stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the Common Stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in each case. Prior to a person or group acquiring 15%, the Rights can be redeemed for $0.001 each by action of the Board. The Rights Agreement contains an exception to the 15% ownership threshold for shares currently beneficially owned by Sigma-Tau Finanziaria S.p.A. The Rights expire on December 19, 2016. The Rights Agreement includes a requirement that a committee of independent directors evaluate the Rights Agreement at least every three years.

Note 14 — 401k Plan

The Company has a pre-tax savings plan covering most US employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions. Company contributions, which can be terminated at the Company’s discretion, were approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 15 — Other Income

Other income for the year ended December 31, 2010 included approximately $1.0 million in non-taxable grants awarded to the Company in November 2010 related to its research and development activities in SCV-07 and ZADAXIN as part of the US Department of Treasury’s Therapeutic Discovery Project Program.

Note 16 — Other Corporate Matters

On August 5, 2010, SciClone was contacted by the United States (“US”) Securities and Exchange Commission (“SEC”) and advised that the SEC has initiated a formal, non-public investigation of SciClone, and the SEC issued a subpoena to SciClone requesting a variety of documents and other information. The subpoena requests documents relating to a range of matters including, but not limited to, potential payments or transfers of anything of value to regulators and government-owned entities in China, bids or contracts with state or government-owned entities in China, any joint venture partner, intermediary or local agent of the Company in China, the Company’s ethics and anti-corruption policies, training, and audits, and certain company financial and other disclosures. On August 6, 2010, the Company received a letter from the US Department of Justice (“DOJ”) indicating that the DOJ was investigating Foreign Corrupt Practices Act (“FCPA”) issues in the pharmaceutical industry generally, and that the DOJ had information about the Company’s practices suggesting possible violations. The Company will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

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

During the investigation, the Special Committee instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate existing compliance and anti-bribery policies and guidelines and to prepare new, more detailed policies and guidelines for implementation after review by SciClone’s Board and/or committees of the Board, (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third party events, and (iv) hire a Vice President of Compliance and Internal Audit to monitor and enforce compliance with the Company’s policies.

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

Based on the information obtained to date, the Company has determined that any potential liability that may result from the investigations is not probable or cannot be reasonably estimated and therefore no accrual was made related to these matters in its consolidated financial statements as of December 31, 2011. As events occur, the Company will assess the potential liability related to its pending investigations and adjust its estimates accordingly. Such adjustments could materially impact the Company’s financial statements.

Following the Company’s announcement of these investigations, purported class actions naming SciClone and certain of its officers as defendants were filed and derivate lawsuits purportedly on behalf of the Company were filed naming certain of its officers and directors as defendants. On January 13, 2011, the derivative lawsuits were consolidated into a single action (“the Consolidated Derivative Action”). On October 3, 2011, the parties to the Consolidated Action reached an agreement to settle the lawsuit. On December 13, 2011, the Court granted final approval of the settlement, including the payment of approximately $2.5 million in attorney’s fees, and entered a final judgment dismissing all claims. The settlement provides for the actions against the defendants to be dismissed with prejudice and for the release of certain known or unknown claims that have been or could have been brought later in court arising out of the same allegations. The Company agreed to adopt certain corporate governance measures, to be in effect for at least three years, and agreed to the payment of approximately $2.5 million in attorney’s fees to counsel for the plaintiffs, with $2.5 million paid by SciClone’s insurers under its director and officer liability policy.

Note 17 — Segment Information and Geographic Data

The Company reports segment information based on the internal reporting used by management for evaluating segment performance based on management’s estimates of the appropriate allocation of resources to segments.

The Company operates and manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments and reporting units, which are generally based on the nature and location of its customers, to be 1) China, and 2) Rest of the World, including the US.

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

Summary information by operating segments is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
China:
Net Revenues:
ZADAXIN product sales	$101,193	$82,012	$69,696
Other product sales	8,197	—	—

Total product sales	109,390	82,012	69,696
Promotion services revenue	20,614	—	—

Total net revenues	130,004	82,012	69,696
Operating income	47,624	43,754	35,425
Long-lived assets	77,799	202	217

Rest of the World (including the US):
Net Revenues:
ZADAXIN product sales	$3,637	$3,100	$2,715

Total net revenues	3,637	3,100	2,715
Operating loss	(18,199)	(21,360)	(22,831)
Long-lived assets	1,092	1,277	1,803

Note 18 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31	June 30(1)	September 30	December 31
	(in thousands, except per share amounts)
2011
Net product sales	$21,662	$27,389	$30,433	$33,543
Promotion services revenue	—	5,719	6,992	7,903
Cost of product sales	3,103	5,174	5,024	6,712
Net income	3,849	1,983	10,230	12,402
Basic net income per share	$0.08	$0.04	$0.18	$0.21
Diluted net income per share	$0.08	$0.03	$0.17	$0.21
2010
Net product sales	$17,962	$20,694	$22,840	$23,616
Cost of product sales	2,759	3,540	3,146	3,246
Net income	4,193	5,480	7,628	3,780	(2)
Basic net income per share	$0.09	$0.12	$0.16	$0.08
Diluted net income per share	$0.09	$0.11	$0.16	$0.08

(1)	On April 18, 2011, SciClone acquired NovaMed. Commencing April 18, 2011, the Company’s financial statements include the assets, liabilities, operating results and cash flows of NovaMed.

(2)	During the three months ended December 31, 2010, the Company recorded $1.5 million of income tax expense related to its foreign operations in China, including $1.3 million of additional tax expense for the fourth quarter of 2010, of which $0.8 million was to establish a reserve for the Company’s uncertain tax position in China. In addition, during the three months ended December 31, 2010, the Company was awarded approximately $1.0 in non-taxable grants related to its research and development activities in SCV-07 and ZADAXIN as part of the US Department of Treasury’s Therapeutic Discovery Project Program.

Note 19 — Subsequent Events

Stock Repurchases

The Company repurchased and retired 253,480 shares at a cost of $1.1 million from January 1, 2012 through March 6, 2012 under its share repurchase program. As of March 6, 2012, $15.4 million of the $20 million share repurchase program authorized by our Board was available for future share repurchase.

Reduction in Workforce

In March 2012, the Company implemented a reduction in its workforce of 11 full-time employees, primarily in research and development. The restructuring follows the discontinuation of the Company’s SCV-07 phase 2b clinical trial. The Company expects to complete the restructuring in the second quarter of 2012. The reduction in workforce is anticipated to result in a one-time severance-related charge of approximately $1.1 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer (“CEO”) and its Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have excluded from our assessment the internal control over financial reporting of NovaMed Pharmaceuticals, Inc. (“NovaMed”), which we acquired April 18, 2011, as it was determined that management could not complete an assessment of the internal control over financial reporting of the acquired business in the period between the acquisition date and the date of management’s assessment date. Total assets and revenues of this acquisition represent approximately 48% and 22%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Based on the results of our assessment, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited and issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited SciClone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SciClone Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NovaMed Pharmaceuticals, Inc., which is included in the 2011 consolidated financial statements of SciClone Pharmaceuticals, Inc. and constituted $97.1 million of total and net assets as of December 31, 2011 and $28.9 million and $3.5 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of SciClone Pharmaceuticals, Inc. also did not include an evaluation of the internal control over financial reporting of NovaMed Pharmaceuticals, Inc.

In our opinion, SciClone Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of SciClone Pharmaceuticals, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2012

Changes in Internal Controls

During the fourth quarter of 2011, we continued to enhance our disclosure controls and procedures and internal control over financial reporting to remediate the deficiencies that gave rise to the material weaknesses we had related to compliance with laws and accounting for income taxes as described below and added an internal audit function. As a result of our remediation efforts implemented during fiscal 2011, management has made the assessment that our internal controls over financial reporting were effective as of December 31, 2011.

Compliance with Laws

In connection with our Special Committee’s investigation, our management identified a material weakness in our internal control over financial reporting as of December 31, 2010 regarding the implementation of our policy on compliance with applicable laws. Our conclusion that we had this material weakness in our internal control over financial reporting was not based on quantified misstatements in our historical financial statements or our financial statements as of and for the period ended December 31, 2010, but instead on the determination that we did not design or maintain sufficient policies, procedures, controls, communications or training to mitigate the risk of violations of laws, including the FCPA.

The following activities to improve internal controls were implemented in 2011:

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

•

Our identification of the need for more detail and back-up documentation for expense approvals or reimbursement requests relating to various expenses including third-party gifts, travel expenses, honoraria and sponsorship of attendance at medical, scientific or other events and our decision to implement at least two additional policies regarding these matters; and

•	We hired a Vice President of Compliance and Internal Audit to monitor and enforce compliance with our policies.

Accounting for Income Taxes

In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we also identified a material weakness in the Company’s internal controls over financial reporting for income taxes. The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that tax exposures were correctly calculated and recorded. Specifically, our process of identifying and evaluating our foreign uncertain tax positions and related reserves were not designed effectively to provide for adequate and timely identification and recognition of income tax expense in accordance with US GAAP, and there was a reasonable possibility that a material misstatement would not be prevented or detected in the consolidated financial statements. The following activities to improve internal controls were implemented during 2011:

•	We clarified our policy for supporting documentation related to expenses deducted on foreign tax returns to ensure the deductibility of all such expenses;

•

We began implementing a process for evaluating changes that may be impacted by the international tax environment, where such changes may result in a significant or material increase of our foreign uncertain tax positions and related reserves; and

•	We hired a Vice President of Compliance and Internal Audit to monitor and enforce compliance with our policies.

In addition to the above implemented controls during 2011, we continue to improve our internal controls.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter of fiscal 2011, we implemented a new accounting system for our NovaMed subsidiary. Except as discussed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended) that was identified in connection with the evaluation thereof that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by Item 401 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “Proposal No. 1 Election of Directors – Nominees,” and “Proposal No. 1 Election of Directors – Board Meetings and Committees.” Information relating to the executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Executive Compensation and Other Matters – Executive Officers”.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “Executive Compensation and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance”.

Code of Ethics

We have adopted a code of business conduct and ethics, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller) and employees, known as the Corporate Code of Conduct and Ethics (including “Whistle blowing” in the case of Violations of the Company Policies) (the “Code of Conduct”). The Code of Conduct is available on our website at www.sciclone.com under the section “Investor Relations – Corporate Governance”. Additionally, stockholders may request a free copy of the Code of Conduct by contacting the Investor Relations Department at our corporate offices by calling 800-724-2566 or by sending an e-mail message to investorrelations@sciclone.com.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the Proxy Statement under the captions “Executive Compensation and Other Matters” and “Corporate Governance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our compensation plans in effect as of December 31, 2011 (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1995 Equity Incentive Plan(1)	242	$5.47	—
1995 Nonemployee Director Stock Option Plan(1)	40	6.37	—
SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan	—	—	535
2004 Outside Directors Stock Option Plan	890	3.35	327
2005 Equity Incentive Plan	5,919	3.38	1,641
Equity compensation plans not approved by security holders:	—	—	—

Total	7,091	$3.46	2,503

(1)	Although the 1995 Equity Incentive Plan and 1995 Nonemployee Director Stock Option Plan have expired, the outstanding stock options relating to them are fully valid.

The information required by Item 403 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “Executive Compensation and Other Matters – Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Executive Compensation and Other Matters – Transactions with Related Persons” and “Corporate Governance – Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the Proxy Statement under the caption “Proposal No. 4 Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15 (a).    The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8, Part II on pages 55-85 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2011 and 2010.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2011.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2011.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Refer to Item 15(b) below.

Item 15 (b).    Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(22)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3(i).3(10)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(11)	Amended and Restated Bylaws.

Exhibit Number	Description

4.9(9)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(2)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.2(2)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.3(8)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.4(8)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.5(5) **	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.6(3)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.7(4)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.8(4)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.9(6)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.10(7)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.11(7)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(12)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.

10.13(13)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Gary Titus, dated as of November 21, 2008 and effective as of December 8, 2008.

10.14(14)	Settlement Agreement between Sigma-Tau Finanziaria, S.p.A. and SciClone Pharmaceuticals, Inc. dated March 30, 2009.

10.16(15)**	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.17(15)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.18(16)**	Change in Control Agreement between Mr. Gary Titus and SciClone Pharmaceuticals, Inc. dated December 8, 2008.

10.19(19)**	Description of Executive Incentive Plan.

10.20(18)	Loan and Security Agreement by and among SciClone Pharmaceuticals International Ltd., Sciclone Pharmaceuticals International China Holding Ltd., and Silicon Valley Bank, dated as of October 1, 2010.

Exhibit Number	Description

10.21(17)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.

10.22(20)	Assignment and Purchase of Intellectual Property Rights Agreement by and among Edward T. Wei, Cragmont Pharmaceuticals, LLC, and certain Russian Inventors and Russian Companies and SciClone Pharmaceuticals, Inc., dated as of December 28, 2010.

10.23(20)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.

10.24(20)**	Executive Severance Agreement between Gary Titus and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.25(20)**	Executive Severance Agreement between Israel Rios, M.D. and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.26(20)**	Amendment No. 2 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.27(20)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.28(20)**	Amendment No. 1 to Change of Control Agreement between Gary S. Titus and SciClone Pharmaceuticals, Inc. effective July 9, 2010.

10.29(20)**	Amendment No. 1 to Change of Control Agreement between Israel Rios, M.D. and SciClone Pharmaceuticals, Inc. effective July 9, 2010.

10.30(21)	Share Purchase Agreement dated April 18, 2011 by and among SciClone Pharmaceuticals, Inc., SciClone Pharmaceuticals Hong Kong Limited, NovaMed Pharmaceuticals, Inc. and the listed sellers represented by Mark Lotter.

10.31(21)**	Change in Control Agreement effective April 18, 2011 by and between Mr. Mark Lotter and SciClone Pharmaceuticals Hong Kong Limited.

10.32(21)**	Employment Agreement by and between SciClone Pharmaceuticals Hong Kong Limited and Mark Lotter, dated April 18, 2011.

10.33(21)**	Secondment Contract between SciClone Pharmaceuticals Hong Kong Limited and NovaMed Pharmaceuticals (Shanghai) Co., Ltd. and Mark Lotter, dated April 18, 2011.

10.34(21)**	Director Services Agreement between SciClone Pharmaceuticals International Ltd. and Mr. Mark Lotter, dated April 18, 2011.

10.35(21)**	Director Services Agreement between NovaMed Pharmaceuticals, Inc. and Mr. Mark Lotter, dated April 18, 2011.

10.36(23)**	Form of Amendment to Change in Control Agreements between SciClone Pharmaceuticals, Inc. and Executive Officers effective August 4, 2011.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(24)	Subsidiaries of Registrant.

23.1(24)	Consent of Independent Registered Public Accounting Firm.

24.1(24)	Power of Attorney. See page 96.

31.1(24)	Rule 13a-14(a) Certification of Principal Executive Officer.

Exhibit Number	Description

31.2(24)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(24)	Section 1350 Certification of Principal Executive Officer.

32.2(24)	Section 1350 Certification of Principal Financial Officer.

101***	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 2011, 2010, and 2009 and (v) Notes to the Consolidated Financial Statements.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2007.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 1, 2008.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2008.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 16, 2010.

(20)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 10, 2011.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.

(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011.

(24)	Filed herewith.

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

Date: March 15, 2012

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

Signature	Title	Date

/S/ FRIEDHELM BLOBEL, PH.D. (Friedhelm Blobel, Ph.D.)	President and Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2012

/S/ MARK LOTTER (Mark Lotter)	Chief Executive Officer-China Operations, Director	March 15, 2012

/S/ GARY S. TITUS (Gary S. Titus)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/S/ PETER BARRETT (Peter Barrett)	Director	March 15, 2012

/S/ RICHARD J. HAWKINS (Richard J. Hawkins)	Director	March 15, 2012

/S/ TREVOR M. JONES, PH.D. (Trevor M. Jones, Ph.D.)	Director	March 15, 2012

/S/ IRA D. LAWRENCE, M.D. (Ira D. Lawrence. M.D.)	Director	March 15, 2012

/S/ GREGG A. LAPOINTE (Gregg A. Lapointe)	Director	March 15, 2012

/S/ JON S. SAXE (Jon S. Saxe)	Chairman of the Board of Directors	March 15, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(22)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3(i).3(10)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(11)	Amended and Restated Bylaws.

4.9(9)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(2)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.2(2)**	Registrant’s 1995 Nonemployee Director Stock Option Plan, together with forms of agreement thereunder.

10.3(8)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on February 22, 2007.

10.4(8)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.5(5) **	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.6(3)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.7(4)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.8(4)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.9(6)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.10(7)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.11(7)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.12(12)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.

10.13(13)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Gary Titus, dated as of November 21, 2008 and effective as of December 8, 2008.

10.14(14)	Settlement Agreement between Sigma-Tau Finanziaria, S.p.A. and SciClone Pharmaceuticals, Inc. dated March 30, 2009.

10.16(15)**	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

Exhibit Number	Description

10.17(15)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.18(16)**	Change in Control Agreement between Mr. Gary Titus and SciClone Pharmaceuticals, Inc. dated December 8, 2008.

10.19(19)**	Description of Executive Incentive Plan.

10.20(18)	Loan and Security Agreement by and among SciClone Pharmaceuticals International Ltd., Sciclone Pharmaceuticals International China Holding Ltd., and Silicon Valley Bank, dated as of October 1, 2010.

10.21(17)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.

10.22(20)	Assignment and Purchase of Intellectual Property Rights Agreement by and among Edward T. Wei, Cragmont Pharmaceuticals, LLC, and certain Russian Inventors and Russian Companies and SciClone Pharmaceuticals, Inc., dated as of December 28, 2010.

10.23(20)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.

10.24(20)**	Executive Severance Agreement between Gary Titus and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.25(20)**	Executive Severance Agreement between Israel Rios, M.D. and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.26(20)**	Amendment No. 2 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.27(20)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.28(20)**	Amendment No. 1 to Change of Control Agreement between Gary S. Titus and SciClone Pharmaceuticals, Inc. effective July 9, 2010.

10.29(20)**	Amendment No. 1 to Change of Control Agreement between Israel Rios, M.D. and SciClone Pharmaceuticals, Inc. effective July 9, 2010.

10.30(21)	Share Purchase Agreement dated April 18, 2011 by and among SciClone Pharmaceuticals, Inc., SciClone Pharmaceuticals Hong Kong Limited, NovaMed Pharmaceuticals, Inc. and the listed sellers represented by Mark Lotter.

10.31(21)**	Change in Control Agreement effective April 18, 2011 by and between Mr. Mark Lotter and SciClone Pharmaceuticals Hong Kong Limited.

10.32(21)**	Employment Agreement by and between SciClone Pharmaceuticals Hong Kong Limited and Mark Lotter, dated April 18, 2011.

10.33(21)**	Secondment Contract between SciClone Pharmaceuticals Hong Kong Limited and NovaMed Pharmaceuticals (Shanghai) Co., Ltd. and Mark Lotter, dated April 18, 2011.

10.34(21)**	Director Services Agreement between SciClone Pharmaceuticals International Ltd. and Mr. Mark Lotter, dated April 18, 2011.

10.35(21)**	Director Services Agreement between NovaMed Pharmaceuticals, Inc. and Mr. Mark Lotter, dated April 18, 2011.

10.36(23)**	Form of Amendment to Change in Control Agreements between SciClone Pharmaceuticals, Inc. and Executive Officers effective August 4, 2011.

Exhibit Number	Description

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(24)	Subsidiaries of Registrant.

23.1(24)	Consent of Independent Registered Public Accounting Firm.

24.1(24)	Power of Attorney. See page 96.

31.1(24)	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2(24)	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1(24)	Section 1350 Certification of Principal Executive Officer.

32.2(24)	Section 1350 Certification of Principal Financial Officer.

101***	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 2011, 2010, and 2009 and (v) Notes to the Consolidated Financial Statements.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2007.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 1, 2008.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2008.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 16, 2010.

(20)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 10, 2011.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.

(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011.

(24)	Filed herewith.