Form 10-Q
period 2012-03-31
SCICLONE PHARMACEUTICALS INC
filed 2012-05-10
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, 56,796,035 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$74,471	$66,654
Accounts receivable, net of allowance of $157 and $212 at March 31, 2012 and December 31, 2011, respectively	42,056	42,226
Inventories	8,518	8,813
Restricted investments	384	—
Prepaid expenses and other current assets	1,219	1,646
Deferred tax assets	1,423	1,732

Total current assets	128,071	121,071
Property and equipment, net	1,596	984
Restricted investments	—	364
Intangible assets, net	44,428	45,185
Goodwill	32,074	31,973
Other assets	828	749

Total assets	$206,997	$200,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,229	$5,592
Accrued and other current liabilities	18,385	17,192
Short-term borrowing on line of credit	2,500	2,500

Total current liabilities	24,114	25,284
Contingent consideration	14,484	15,400
Deferred tax liabilities	8,351	8,715
Other long-term liabilities	399	469
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 57,799,777 and 57,847,367 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	58	58
Additional paid-in capital	268,269	266,913
Accumulated other comprehensive income	2,615	2,341
Accumulated deficit	(111,293)	(118,854)

Total stockholders’ equity	159,649	150,458

Total liabilities and stockholders’ equity	$206,997	$200,326

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net Revenues:
Product sales	$31,258	$21,662
Promotion services	7,905	—

Total net revenues	39,163	21,662
Operating expenses:
Cost of product sales	4,941	3,103
Sales and marketing	17,640	5,228
Amortization of acquired intangible assets, related to sales and marketing	884	—
Research and development	3,393	3,109
General and administrative	3,961	5,958
Contingent consideration (Note 3)	(916)	—

Total operating expenses	29,903	17,398
Income from operations	9,260	4,264
Non-operating income (expense):
Interest and investment income	30	20
Interest and investment expense	(55)	(57)
Other (expense) income, net	(1)	15

Income before provision for income tax	9,234	4,242
Provision for income tax	554	393

Net income	$8,680	$3,849

Basic net income per share	$0.15	$0.08
Diluted net income per share	$0.15	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$8,680	$3,849
Other comprehensive income:
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	20	29
Foreign currency translation	254	31

Total other comprehensive income	274	60

Total comprehensive income	$8,954	$3,909

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$8,680	$3,849
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	922	525
Depreciation and amortization	1,046	83
Change in fair value of contingent consideration	(916)	—
Deferred taxes, net	(57)	—
Other long-term liabilities	(70)	(164)
Changes in operating assets and liabilities:
Accounts receivable, net	170	9,284
Inventories	319	(566)
Prepaid expenses and other assets	328	611
Accounts payable	(2,362)	(1,192)
Accrued and other current liabilities	1,193	2,168

Net cash provided by operating activities	9,253	14,598
Investing activities:
Purchases of available-for-sale investments	—	(765)
Proceeds from the sale or maturities of available-for-sale investments	—	3,125
Purchases of property and equipment	(754)	(12)

Net cash (used in) provided by investing activities	(754)	2,348
Financing activities:
Repurchase of common stock	(1,118)	—
Proceeds from issuances of common stock	408	106

Net cash (used in) provided by financing activities	(710)	106
Effect of exchange rate changes on cash and cash equivalents	28	31

Net increase in cash and cash equivalents	7,817	17,083
Cash and cash equivalents, beginning of period	66,654	53,017

Cash and cash equivalents, end of period	$74,471	$70,100

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$222	$227

Interest and unused line fees paid related to line-of-credit	$42	$42

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted.

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

The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The condensed consolidated balance sheet data at December 31, 2011 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Customer Concentration

The People’s Republic of China (“China”) uses a tiered method to import and distribute products and promoted products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the three months ended March 31, 2012 and 2011, sales to two importing or distributor agents in China accounted for 93% and 96%, respectively, of the Company’s product sales. No other importer or distributor accounted for more than 10% during the three months ended March 31, 2012 or 2011. The Company’s largest importer or distributor was the same for both periods. A third party holds a majority interest in the Company’s largest importer or distributor. As of March 31, 2012, approximately $40.8 million, or 97%, of the Company’s accounts receivable were attributable to five importing or distributor agents in China. The Company generally does not require collateral from its customers.

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, RSUs and the employee stock purchase plan using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$8,680	$3,849
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	57,701	48,020
Effect of dilutive securities	1,990	2,382

Weighted-average shares outstanding used to compute diluted net income per share	59,691	50,402

Basic net income per share	$0.15	$0.08
Diluted net income per share	$0.15	$0.08

For the three months ended March 31, 2012 and 2011, outstanding stock options and RSUs for 2,882,181 and 2,100,292 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended March 31, 2012 and 2011, shares subject to market or performance conditions of 71,703 and 130,000, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

2.	Available-for-Sale Investments

The following is a summary of available-for-sale investments (in thousands):

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$39,506	$—	$—	$39,506
Restricted Italian state bonds maturing in 2013	451	—	(67)	384

Total available-for-sale investments	$39,957	$—	$(67)	$39,890

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds maturing in 2013	450	—	(86)	364

Total available-for-sale investments	$32,299	$—	$(86)	$32,213

The cost of securities sold is based on the specific identification method.

The Company’s restricted Italian state bonds secure its Italian value added tax filing arrangements. The unrealized losses on the bonds mainly relate to loss on foreign currency translation. The Company has concluded that it is more likely than not that it will hold its restricted Italian state bond investments until maturity or recovery of its cost basis.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents, and investments) and liability measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
Assets:
Money market funds	$39,506	$—	$—	$39,506
Restricted Italian state bonds	384	—	—	384

Total	$39,890	$—	$—	$39,890

Liability:
Contingent consideration	$—	$—	$14,484	$14,484

Total	$—	$—	$14,484	$14,484

	Fair Value Measurements at December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds	364	—	—	364

Total	$32,213	$—	$—	$32,213

Liability:
Contingent consideration	$—	$—	$15,400	$15,400

Total	$—	$—	$15,400	$15,400

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

The Company uses a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration is subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value. The significant unobservable inputs used in the fair value measurement of the contingent consideration are revenue volatility of 40%; revenue discount rate of 20%; risk free rate of 0.19%; earn-out discount rate, including counterparty risk of 5%; estimates of projected revenues and earnings before taxes;

and other assumptions regarding customer conditions, and probability of change of control and employment termination considerations. Significant increases (decreases) in the estimated revenues, earnings before taxes, customer conditions, and revenue volatility would result in a significantly higher (lower) fair value measurement. Generally, an increase (decrease) in the assumption used for revenue discount rate is accompanied by a decrease (increase) in the fair value of the contingent consideration.

The following represents the change in the estimated fair value of the contingent consideration (in thousands):

	Three Months Ended March 31,
	2012	2011
Contingent Consideration:
Balance at beginning of period	$15,400	$—
Change in the estimated fair value of the contingent consideration liability	(916)	—

Balance at end of period	$14,484	$—

4.	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

Raw materials	$1,625	$1,797
Work in progress	439	84
Finished goods	6,454	6,932

	$8,518	$8,813

5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

Accrued sales and marketing expenses	$5,492	$6,192
Accrued compensation and benefits	4,969	4,409
Accrued taxes, tax reserves and interest	4,110	3,267
Accrued professional fees	555	666
Accrued clinical trial expense	681	797
Accrued manufacturing costs	793	251
Other	1,785	1,610

	$18,385	$17,192

6.	Reduction in Workforce

In March 2012, the Company implemented a reduction in its workforce of 11 full-time employees, primarily in research and development. The restructuring follows the discontinuation of the Company’s SCV-07 phase 2b clinical trial. The reduction in workforce is anticipated to result in severance-related charges of approximately $1.0 million, of which $0.1 million and $0.7 million were recognized in general and administrative and research and development expense, respectively, in the condensed consolidated statement of income for the three-month period ended March 31, 2012. As of March 31, 2012, the Company had paid $0.2 million and had accrued $0.6 million of the severance-related charges. The Company expects to complete the restructuring in the second quarter of 2012.

7.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2012	2011
Sales and marketing	$276	$73
Research and development	90	78
General and administrative	556	374

	$922	$525

Stock Options

During the three months ended March 31, 2012, the Company granted options to purchase a total of 1,497,000 shares of common stock and options to purchase approximately 199,649 shares of common stock were exercised. As of March 31, 2012, there was approximately $9.6 million of unrecognized compensation expense cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average remaining period of approximately 2.94 years.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the performance-based awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected term of 5.22-5.28 years, volatility factor of 63.66-65.14%, and risk free interest rate of 0.96-1.96%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. For the three-month period ended March 31, 2012 and 2011, the Company recognized $26,000 and $0, respectively, of expense related to performance-based options.

RSUs

During the three months ended March 31, 2012, the Company granted 75,000 RSUs at a fair value at grant date of $6.37. The RSUs vest approximately 23 months after date of grant. There were no RSUs granted by the Company during the three month period ended March 31, 2011 and none of the RSUs were vested as of March 31, 2012. As of March 31, 2012, there was approximately $1.0 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 2.67 years.

Repurchase of Common Stock

In October 2011, the Company announced that its Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to $20 million of its outstanding common stock over twenty-four months. The Company repurchased and retired 253,480 shares at a cost of $1.1 million during the three months ended March 31, 2012. As of March 31, 2012, $15.4 million of the $20 million share repurchase program authorized by the Board was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

8.	Other Corporate Matters

On August 5, 2010, SciClone was contacted by the SEC and advised that the SEC has initiated a formal, non-public investigation of SciClone, and the SEC issued a subpoena to SciClone requesting a variety of documents and other information. The subpoena requests documents relating to a range of matters including, but not limited to, potential payments or transfers of anything of value to regulators and government-owned entities in China, bids or contracts with state or government-owned entities in China, any joint venture partner, intermediary or local agent of the Company in China, the Company’s ethics and anti-corruption policies, training, and audits, and certain company financial and other disclosures. On August 6, 2010, the

Company received a letter from the US Department of Justice (“DOJ”) indicating that the DOJ was investigating Foreign Corrupt Practices Act (“FCPA”) issues in the pharmaceutical industry generally, and that the DOJ had information about the Company’s practices suggesting possible violations. The Company will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

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

The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. Government investigations related to FCPA matters often result in the imposition of fines or penalties for the companies involved. However, due to the significant uncertainty as to the outcome of the investigation, the Company is unable to reasonably estimate the loss or range of loss that may be incurred. As of March 31, 2012, the Company has not accrued a liability for the contingent loss related to the FCPA investigation. Any fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially impact the Company’s financial statements. The Company will continue to reassess the potential liability related to the investigations and adjust its estimates accordingly in future periods.

9.	Segment Information and Geographic Data

The Company reports segment information based on the internal reporting used by management for evaluating segment performance based on management’s estimates of the appropriate allocation of resources to segments.

The Company operates and manages its business primarily on a geographic basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the nature and location of its customers, to be 1) China and 2) Rest of the World, including the US.

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

Summary information by operating segment for the three-month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
China:
Revenues	$38,468	$20,872
Operating income	$12,928	$11,375
Rest of the World (including the US):
Revenues	$695	$790
Operating loss	$(3,668)	$(7,111)

Long-lived assets as of March 31, 2012 by operating segment are as follows (in thousands):

China	$77,913
Rest of the World (including the US)	1,013

$78,926

10.	Subsequent Event

The Company repurchased and retired 1,039,367 shares at a cost of $6.0 million from April 1, 2012 through May 7, 2012 under its share repurchase program. As of May 7, 2012, $9.4 million of the $20 million share repurchase program authorized by the Board was available for future share repurchase.

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

We acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”) on April 18, 2011, and our results of operations include the operations of NovaMed as of that date forward. We believe the NovaMed acquisition positions us as a leading specialty pharmaceutical company in China, with key pharmaceutical assets, new therapeutic areas of focus, an expanded management team, and a larger and stronger commercial infrastructure, including a combined sales force of approximately 850 professionals. We aim to expand our presence in China by increasing revenues from our key products, by in-licensing additional products, and by expanding our sales force to further penetrate the market. Our broadened portfolio has 16 marketed products and spans major therapeutic areas including oncology, infectious diseases, cardiovascular, urological, respiratory and central nervous system disorders. The acquisition increased our portfolio of commercial and development stage products through exclusive licensing and promotion agreements with a number of leading pharmaceutical companies. Since the acquisition, we have operated in two segments which are generally based on the nature and location of our customers: 1) China and 2) Rest of the World, including the US.

We have two categories of revenues: “product sales revenues” and “promotion services revenues”. Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer Inc. and Iroko Pharmaceuticals LLC. ZADAXIN has the highest margins in our portfolio as it is a premium proprietary product sold exclusively by SciClone. Aggrastat®, an in-licensed product which we recently began selling in China, also has higher margins than our promoted products and we expect that revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, such as DC Bead®, Tramadol®, and ondansetron RapidFilm®, will increase the future revenues and profitability of our growing pharmaceutical business in China over the coming years. We recently received notification of the approval of Tramadol for use in the treatment of moderate to severe pain. See Part II, Item 1 “Legal Proceedings” regarding the status of our agreement with MEDA Pharma GmbH & Co. KG regarding Tramadol and other products in development. Our “promotion services revenues” result from fees we receive for exclusively promoting products from certain partners including Sanofi and Baxter International, Inc. in China. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for our exclusively promoted products such as Depakine®, Stilnox®, and Tritace®. Over time, as additional proprietary or in-licensed products come to the market, we expect our product mix will shift towards those higher margin products.

SciClone’s ZADAXIN (thymalfasin) is approved in over 30 countries and may be used for the treatment of hepatitis B (“HBV”), hepatitis C (“HCV”), and certain cancers, and as a vaccine adjuvant according to the local regulatory approvals we have in these countries. In China, thymalfasin is also included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer. To continue to grow ZADAXIN sales to China, our sales force is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as midsize hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China which are the largest and generally have the most affluent populations.

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

ZADAXIN and Aggrastat list prices in China are currently under review by regulatory authorities. We anticipate that price reductions may occur, and if a substantial reduction in the list prices occurs, our revenues and gross margins for ZADAXIN and Aggrastat would be substantially reduced. The timing and extent of a price reduction is unknown.

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

We were developing SCV-07 in a phase 2b clinical trial for the prevention of oral mucositis (“OM”). On March 2, 2012, we announced the discontinuation of this trial based on the pre-planned interim analysis results that indicated the trial would not meet the pre-specified efficacy endpoints, and our intention to further curtail our US-based development efforts. In March 2012, the Company implemented a reduction in its workforce of 11 full-time employees, primarily in research and development, and will record severance-related charges of approximately $1.0 million, of which approximately $0.1 million and $0.7 million were recognized to general and administrative and research and development expense, respectively, for the three-month period ended March 31, 2012. The Company expects to complete the restructuring in the second quarter of 2012.

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of SciClone regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Footnote 8 “Other Corporate Matters” and Part II, Item 1 “Legal Proceedings” in this Form 10-Q for further information regarding the investigation and remedial measures, and related litigation.

We believe our cash and investments as of March 31, 2012 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Product Sales	$31,258	$21,662	44%
Promotion Services	7,905	—

Total Net Revenues	$39,163	$21,662	81%

Product sales were $31.3 million for the three-month period ended March 31, 2012, compared to $21.7 million for the corresponding period in 2011. The increase of $9.6 million, or 44%, for the three-months ended March 31, 2012, compared to the same period in the prior year, was primarily attributable to increased sales of ZADAXIN and due to the addition of NovaMed product sales as a result of the acquisition of NovaMed. ZADAXIN sales were $29.7 million the three-month period ended March 31, 2012, compared to $21.7 million for the corresponding period of 2011. Our overall ZADAXIN revenue growth was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China.

Promotion services revenue of $7.9 million for the three-month period ended March 31, 2012 reflects the addition of NovaMed promotion services as a result of the acquisition of NovaMed and was related to the distribution of products under promotional contracts.

Total China revenues were $38.5 million, or 98% of sales for the three-month period ended March 31, 2012, compared to $20.9 million, or 96% of sales for the corresponding period in 2011.

For the three-month period ended March 31, 2012, sales to two importing or distributor agents in China accounted for approximately 74% and 18% of our product sales. For the three-month period ended March 31, 2011, sales to two importing or distributor agents in China accounted for approximately 81% and 15% of our product sales. Our experience with our largest importers or distributors has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Cost of Product Sales	$4,941	$3,103	59%

Cost of product sales were $4.9 million for the three-month period ended March 31, 2012, compared to $3.1 million for the same period in the prior year. The increase of $1.8 million, or 59%, and for the three-month period ended March 31, 2012 compared to the same period in the prior year was attributable to higher ZADAXIN sales and the addition of NovaMed cost of product sales as a result of the acquisition of NovaMed. ZADAXIN cost of sales were $4.1 million for the three-month period ended March 31, 2012, compared to $3.1 million for the corresponding period in 2011. Gross margin for ZADAXIN was 86.1% and 85.7% for the three months ended March 31, 2012 and 2011, respectively. The increase in gross margin for ZADAXIN for the three-month period ended March 31, 2012, compared to the three-month period ended March 31, 2011, was due primarily to lower per vial production costs mainly as a result of manufacturing volume efficiencies.

We expect total revenues and cost of product sales to increase in 2012 compared to 2011 due to increased unit sales of ZADAXIN related to further market penetration in China, partially offset by potential price reductions of ZADAXIN, and as a result of the addition of revenues from NovaMed’s product portfolio.

ZADAXIN and Aggrastat list prices in China are currently under review by regulatory authorities. We anticipate that price reductions may occur, and if a substantial reduction in the list prices occurred, our revenues and our gross margins for these products would be substantially reduced.

Through March 31, 2012, we have been able to maintain our ZADAXIN gross margin in part due to relatively stable or even decreasing costs of sales, and in part due to maintaining a relatively stable sales price. We expect our ZADAXIN cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of our products, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory, and the timing of other inventory period costs such as manufacturing process improvements for the goal of future cost reductions.

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Sales and Marketing	$17,640	$5,228	237%

Sales and marketing expenses for the three months ended March 31, 2012 increased by $12.4 million, or 237%, compared to the same period in 2011. Increases of $8.6 million, for the three-month period ended March 31, 2012, were attributable to NovaMed operations as a result of the acquisition of NovaMed and its sales force of over 460 individuals. The remaining increases of $3.8 million for the three-month period ended March 31, 2012, related to increased growth in the ZADAXIN sales force in China of over 100 additional sales individuals, and further market penetration in China resulting in increased sales and marketing costs for compensation and benefits including sales incentives, rent, travel, medical training, and business taxes. We expect sales and marketing expenses to be higher in 2012 compared to 2011 due to increased sales efforts of ZADAXIN, primarily in China, and the addition of NovaMed sales and marketing expenses as a result of our acquisition of NovaMed in April 2011.

Amortization of Acquired Intangible Assets:

For the three-months ended March 31, 2012 we recognized $0.9 million in amortization of acquired intangible assets expense, reflecting the amortization of promotion and distribution contract intangible assets acquired as part of the NovaMed acquisition. There was no similar expense for the corresponding period of 2011. We expect $3.5 million per year of annual amortization expenses in future years.

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Research and Development	$3,393	$3,109	9%

R&D expenses for the three months ended March 31, 2012 increased by $0.3 million, or 9%, compared to the same period in 2011. As of March 2, 2012, we announced the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe OM based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints. The increases in R&D expenses for the three-month period were primarily related to a $0.7 million increase in severance costs associated with the discontinuation of the SCV-07 phase 2b clinical trial, and a $0.1 million increase related to the addition of NovaMed R&D expenses due to our acquisition of NovaMed, offset partially by a reduction in third-party expenses related to the discontinuance of our SCV-07 phase 2b clinical trial.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

The completion of our US-based clinical development programs had and is expected to continue to have a significant effect on our research and development expenses. We expect our research and development expenses to decrease significantly in 2012, compared to 2011, as a result of the discontinuation of the SCV-07 phase 2b clinical trial, and further curtailment of our US-based development expenses. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments, local registration clinical trials, or other expenses related to in-licensing and development of new products in the future.

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
General and Administrative	$3,961	$5,958	-34%

General and administrative expenses for the three months ended March 31, 2012 decreased by $2.0 million, or 34%, compared to the same period in 2011. The decrease was attributable to $2.5 million in lower corporate and legal expenses related to the SEC and DOJ investigations and shareholder litigations that had been filed following the announcement of those investigations and also related to lower legal, accounting and professional expenses in connection with due diligence related to our acquisition of NovaMed. These decreases were partially offset by increased general and administrative expenses attributable to our NovaMed operations due to our acquisition of NovaMed.

We expect our general and administrative expenses will decrease in 2012 compared to 2011 as a result of lower legal, accounting and professional expenses. We do not expect to incur any significant acquisition-related costs in 2012, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future.

Contingent Consideration:

As part of the acquisition of NovaMed, we may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration.”) We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration is re-measured each period, and changes to the fair value are recorded to contingent consideration expense. As of March 31, 2012, we estimate the payment of the contingent consideration will be $14.5 million, resulting in a gain of $0.9 million for the three-months ended March 31, 2012 from the remeasurement of the contingent consideration. Our fair value estimates are based on a variety of factors that may significantly fluctuate from period to period, including the likelihood that earn-out targets will be achieved and present value factors associated with the timing of the earn-out targets, and may result in significant fluctuations to contingent consideration expense in the future.

Provision for Income Tax:

The provision for income tax was $0.6 million for the three-month period ended March 31, 2012, compared to $0.4 million for the three-month period ended March 31, 2011, and related to our foreign operations in China. Tax expense increased $0.2 million for the three-month period ended March 31, 2012, compared to the same period in 2011, as a result of growth in our China operations, partially offset by benefits recognized of $0.1 million for the three-month period ended March 31, 2012 on deferred tax assets and liabilities acquired as a result of our acquisition of NovaMed in April 2011. Our statutory tax rate in China was 24-25% in 2011 and is 25% for 2012. We expect that our tax expense will increase in 2012 compared to 2011 as we expect an increase in tax expense related to growth in China in 2012.

Liquidity and Capital Resources

The majority of our sales are to importers and distributors in China where our accounts receivable collections have standard credit terms generally ranging from 45 to 180 days.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of March 31, 2012	As of December 31, 2011

Cash and investments	$74,855	$67,018

As of March 31, 2012, we had $74.9 million in cash and investments of which $56.5 million was located in subsidiaries of the Company outside the US. Cash held by subsidiaries outside the US is held primarily in US dollars. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations which may include in-licensing new products, particularly for China, and for potential acquisitions. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund US operations. Because of our net operating loss and credit carryforwards, we do not anticipate that repatriation of cash held by foreign subsidiaries would result in payment of taxes in the US.

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$9,253	$14,598
Investing activities	$(754)	$2,348
Financing activities	$(710)	$106

Net cash provided by operating activities was $9.3 million for the three months ended March 31, 2012 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash provided by operating activities was $14.6 million for the three months ended March 31, 2011 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included a decrease in accounts receivable of $9.3 million as a result of cash received from customers during the first quarter of 2011, and an increase in net accounts payable and accrued liabilities of $1.0 million mainly as a result of timing of payments for manufacturing costs.

Net cash (used in) provided by investing activities was ($0.8) million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, cash used in investing activities was related to the purchases of property and equipment. For the three months ended March 31, 2011, cash used in investing activities was related the sale of available-for-sale investments, net of purchases of available-for-sale investments and property and equipment.

Net cash (used in) provided by financing activities was ($0.7) million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, we used $1.1 million to repurchase 253,480 shares of our common stock under our stock repurchase program. For the three months ended March 31, 2012 and 2011, we also received $0.4 million and $0.1 million, respectively, of proceeds from the issuances of common stock made under our stock award plans.

The following summarizes our future contractual obligations as of March 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Short-term debt obligation (1)	$2,585	$2,585	$—	$—	$—
Operating leases (2)	6,823	3,005	3,793	25	—
Purchase obligations (3)	9,474	9,474	—	—	—
Contingent consideration (4)	14,484	—	14,484	—	—
Unrecognized tax benefits (5)	2,637	—	—	—	—

Total	$36,003	$15,064	$18,277	$25	$—

(1)	Our short-term debt obligations include our expected principal and interest and unused line fee obligations related to our Silicon Valley Bank line-of-credit. Our calculations of expected principal and interest payments incorporate only current period assumptions for interest rates and borrowings.
(2)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(3)	These consist of purchase obligations with manufacturers and distributors.
(4)	As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. The timing of the contingent consideration payment, if any, is dependent upon several factors, including whether there is a change-in-control. The contingent consideration is expected to be paid no later than the first half of 2013.
(5)	As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

We have a loan and security agreement with Silicon Valley Bank (“SVB”) (“the Credit Facility”) for a financing facility up to $15 million which expires on October 1, 2012. The Credit Facility bears interest on borrowed funds at the bank’s prime rate plus 1.25% (5.25% at March 31, 2012) on outstanding balances and is secured by a first priority secured interest in all of our assets, including intellectual property in an event of default. We are required to meet certain financial covenants, including minimum liquidity, as defined, and are subject to certain minimum fees and interest payments. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. As of March 31, 2012, we had borrowed $2.5 million on the Credit Facility and we were required to maintain a debt coverage ratio of 1.35 to 1 equal to $3.4 million of cash in SVB cash accounts to meet our financial liquidity covenant and were in compliance with all significant terms of the Credit Facility. Upon termination of the Credit Facility, all amounts borrowed must be repaid in full.

On March 15, 2012, we filed a shelf registration with the SEC under which we may offer and sell up to $100.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3. On April 18, 2011, we issued 8,298,110 shares of common stock to former stockholders of NovaMed as part of our acquisition of NovaMed. No more than 25% of such shares may be sold by the holders in any three-month period up to October 18, 2012.

In October 2011, we announced that our Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to $20 million of our outstanding common stock over a twenty-four month period. Under this program, we repurchased and retired approximately 1.0 million shares at a cost of $4.6 million through March 31, 2012. As of March 31, 2012, $15.4 million of the $20 million share repurchase program authorized by our Board was available for future share repurchase. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

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

For a discussion of the Company’s significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2012 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NovaMed is a party to a Distribution and Supply Agreement with MEDA. Following our acquisition of NovaMed, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However no resolution was reached. MEDA has notified NovaMed that the termination was effective as of May 2011, however as provided in the agreement, disputes, including disputes regarding termination must be resolved in binding arbitration. NovaMed continues to perform its obligations under the agreement pending resolution of the dispute, and has notified MEDA that the dispute has been submitted to arbitration. NovaMed and MEDA are negotiating certain procedural matters regarding the arbitration and NovaMed expects to file an application for binding arbitration with the China International Economic and Trade Arbitration Commission as soon as the parties have agreed on the procedural matters. We cannot predict the outcome of this matter at this time.

Item 1A.	Risk Factors

Our risk factors are set forth below in their entirety. The list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we have reported net income since our fiscal year ending December 31, 2009, we have experienced significant operating losses in the past, and as of March 31, 2012, we had an accumulated deficit of approximately $111.3 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and US Department of Justice (“DOJ”) investigations, our efforts to cooperate with the investigations and events related to pending litigations;

•

government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the US and other foreign countries, including the effect of government initiatives in China to reduce health care costs, including the anticipated change in the governmentally permitted maximum listed price for ZADAXIN (“thymosin alpha 1” or “thymalfasin”) or our other products on the market in China;

•

actual or anticipated fluctuations in our quarterly operating results some of which may result from acquisition-related expenses including the variation in the valuation of the earn-out, and periodic impairment charges that may result from the goodwill and intangible assets recorded in the acquisition;

•	progress and results of clinical trials and the regulatory approval process in Europe and in China;

•	our ability to manage the risks associated with our acquisition of NovaMed Pharmaceuticals, Inc. (“NovaMed”);

•	timing and achievement of our corporate milestones;

•	changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	changes in assessments of our internal controls over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic and political conditions in the US or abroad particularly in China; and

•	broad financial market fluctuations in the US, Europe or Asia.

Our acquisition of NovaMed involves a number of risks and although we believe we have substantially completed the integration there are some challenges that still could affect us and we may not realize the anticipated benefits of the acquisition; and we may acquire other companies or products that present similar risks. *

Although we believe we have substantially completed the integration of our NovaMed acquisition and the two companies’ operations and personnel and have begun to utilize common business, information and communication systems, operating procedures, financial controls and human resources practices, including benefits, training and professional development programs, SciClone’s China operations and NovaMed’s business are conducted in separate subsidiaries and some of the challenges that still could affect us include:

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

Any one or all of these factors, many of which are outside of our control, may increase operating costs or lower anticipated financial performance following the NovaMed acquisition, or following any future acquisition. In addition, the combined company may lose customers, distributors, suppliers, manufacturers, partners and employees. Any diversion of management’s attention to address these factors and any difficulties associated with the acquisition of NovaMed, or of companies or products we may acquire in the future could have a material adverse effect on the operating results of the company and on the value of our common stock, and could result in our not achieving the anticipated synergies and benefits of the acquisition underlying the two companies’ reasons for the merger. Failure to achieve our objectives could have a material adverse effect on the business and operating results of the company.

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

We used approximately $21.3 million of cash, net of cash acquired, as part of the purchase price to acquire NovaMed. In addition, we estimate that we incurred investment banker costs of approximately $2.6 million and we have also incurred substantial legal and accounting and professional costs associated with the acquisition. These costs have reduced our cash and cash equivalents substantially. In addition, if the earn-out targets are achieved, we would need to use up to an additional $43.0 million in cash, which would materially reduce our cash available for operations.

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China, and if we experience difficulties in our sales efforts, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. We expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly as a result of the NovaMed acquisition. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the three months ended March 31, 2012 and 2011, approximately 98% and 96%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the decisions of the National Development and Reform Commission (“NDRC”) pricing reform anticipated to be made in 2012.

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

Our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the State Food and Drug Administration of China (“SFDA”), the Chinese equivalent to the FDA, and we must obtain an Imported Drug License from the SFDA permitting the importation of ZADAXIN into China. Our product has been distributed in Italy through a subsidiary of Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”). Our agreement with Sigma-Tau expired in March 2012, and we are in discussions to continue distribution of ZADAXIN through a subsidiary of Sigma-Tau. However, if we are not able to continue this arrangement, we will need to establish our own distribution operations in Italy to ensure continuing compliance with regulations in Italy and maintain our Italian licenses.

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

In August 2010, we received notices of investigations by US government agencies that relate our operations in China including compliance with the FCPA and we subsequently initiated an internal investigation regarding these matters. In connection with the formal, non public SEC investigation, the SEC issued a subpoena to us requesting documents regarding a range of matters including but not limited to documents relating to potential payments or transfer of anything of value to regulators and government-owned entities in China; documents relating to bids or contracts with state or government-owned entities in China; documents relating to intermediary or local agent of the Company in China; documents regarding the Company’s ethics and anti-corruption policies, training, and audits; and documents relating to certain Company financial and other disclosures made by the Company. The DOJ is currently conducting an investigation of us in connection with compliance with the FCPA, as to which they have advised us that the DOJ has information about the Company’s practices suggesting possible violations. We have been cooperating with, and will continue to cooperate with, the investigations by and inquiries from the SEC and DOJ. In response to these matters, our Board of Directors appointed the Special Committee of independent directors to oversee our response to the government inquiry. The Special Committee conducted an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our management determined that as of December 31, 2010, we had two material weaknesses in our internal control over financial reporting that had not been remediated. In addition, we determined that our disclosure controls were not working effectively as of December 31, 2010. The material weaknesses related to our controls over (i) our implementation of our policy on compliance with laws and (ii) our accounting for income taxes, as discussed in Part II, Item 9A “Changes in Internal Controls” of our Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. Although these material weaknesses were remediated as of December 31, 2011, and we continue to work on improvements to our internal controls, there can be no assurance that these or other material weaknesses will not occur in the future. Any failure to implement and maintain controls over our financial reporting, or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. New legislation may impact our financial position or results of operations.

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

Following the acquisition of NovaMed, we have numerous products on the market in China in addition to ZADAXIN. Our future revenue growth depends to a great extent on increased sales of ZADAXIN to China and increased sales of the products promoted or marketed by NovaMed. If we fail to continue to successfully market ZADAXIN or NovaMed’s product portfolio, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business.

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

Our operations throughout the world including China are potentially subject to the laws and regulations of the US including the FCPA, in addition to the laws and regulations of the other countries. Regulation in China of the activities in the pharmaceutical industry has increased and may continue to undergo significant and unanticipated changes. A number of companies have faced significant expenses or fines as a result of the increasing regulation of, and enforcement activity regarding, the pharmaceutical industry.

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

Our sales and marketing strategy in China depends significantly upon agreements with third parties, and potentially upon entering into additional agreements with third parties, or re-negotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including the products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products on the market including DepaKine, Stilnox, Tritace and Aggrastat, and products in the regulatory review process, including DC Bead and several of NovaMed’s products in clinical trial, are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent upon entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be adversely affected. Renegotiation of agreements can also occur prior to discussions of contract renewals. We have had disputes with collaborators in the past, and are in negotiations regarding disputes with current collaborators regarding product candidates in the regulatory approval process. We are currently in a dispute with MEDA regarding NovaMed’s agreement with MEDA which, if not resolved favorably to us, would prevent us from distributing Tramadol in China which would adversely affect our future revenues. See Part II, Item 1 “Legal Proceedings”. Such disputes have arisen, and may arise in the future over the performance of each party’s obligations under the agreements, ownership rights to intellectual property, know-how or technologies developed with our collaborators. Disputes with collaborators or licensors or others could cause us to incur legal costs and could result in the loss of rights to products, loss of potential revenue, or other disruptions in our business.

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

We cannot predict the safety profile of the use of ZADAXIN, Depakine, or other drugs we may develop or market when used in combination with other drugs. *

Many of our prior trials involved the use of ZADAXIN in combination with other drugs. We cannot predict how ZADAXIN, Depakine, or other drugs we may develop or market will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN, Depakine, or other drugs we may develop or market when used in certain combination therapies.

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

We also rely on third parties, who are subject to regulatory oversight, to supply drug product for our clinical trials. For example, Biocompatibles is the sole supplier of DC Bead, and Depakine, Stilnox, Tritace and other products in either finished product or active pharmaceutical ingredient are manufactured by or for Sanofi-Aventis, Pfizer and other partners of our subsidiary, NovaMed. Any unanticipated deficiencies in these suppliers, or the suppliers of our raw materials, and/or recall of the manufacturing lots used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these suppliers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our products and impair our competitive position.

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

We are subject to the risk of increased income taxes which could reduce our future operating income.

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

Substantial sales of our stock or the exercise or conversion of options may impact the market price of our common stock. *

In March 2012, we filed a Form S-3 Shelf registration with the SEC under which we may offer and sell up to $100.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3. In addition, we issued 8,298,110 shares of the Company’s common stock to NovaMed under the terms of the acquisition in April 2011 and former NovaMed stockholders own approximately 15% of our outstanding common stock after the transaction. We have granted registration rights for those shares and the shares are freely tradable, however not more than 25% of such shares may be sold in any three month period thereafter. Although the shares will continue to be subject to such limitations until October 2012, sales of the shares could lead to a decrease in the market price of our common stock.

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

We may be subject to product liability lawsuits, and our insurance may be inadequate to cover damages.*

Clinical trials of any of our current and potential products or the actual commercial sales of our product may expose us to liability claims from the use of these products. We currently carry product liability insurance. However, we cannot be certain that we will be able to maintain insurance on acceptable terms, if at all, for clinical and commercial activities, that any insurance we have will cover any particular claim that is asserted, or that the insurance would be sufficient to cover any potential product liability claim or recall. If we fail to have sufficient coverage, our business, results of operations and cash flows could be adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended March 31, 2012 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 through January 31, 2012	209	$4.40	209	$15,584
February 1, 2012 through February 29, 2012	—	—	—	15,584
March 1, 2012 through March 31, 2012	44	$4.49	44	15,386

Total	253	$4.42	253

(1)	In October 2011, we announced that our Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $20 million of our outstanding common stock over a twenty-four month period. “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects the $20 million share repurchase program announced in October 2011, less the $4.6 million we purchased through March 31, 2012.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1(1)**	Separation Agreement between SciClone Pharmaceuticals, Inc. and Israel Rios, dated April 6, 2012.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: May 10, 2012	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1(1)**	Separation Agreement between SciClone Pharmaceuticals, Inc. and Israel Rios, dated April 6, 2012.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.