Form 10-Q
period 2012-06-30
SCICLONE PHARMACEUTICALS INC
filed 2012-08-08
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, 56,999,777 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$81,550	$66,654
Accounts receivable, net of allowance of $152 and $212 at June 30, 2012 and December 31, 2011, respectively	41,763	42,226
Inventories	8,220	8,813
Restricted investments	364	—
Prepaid expenses and other current assets	1,524	1,646
Deferred tax assets	1,423	1,732

Total current assets	134,844	121,071
Property and equipment, net	1,501	984
Restricted investments	—	364
Intangible assets, net	43,198	45,185
Goodwill	31,792	31,973
Other assets	579	749

Total assets	$211,914	$200,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,860	$5,592
Accrued and other current liabilities	18,089	17,192
Short-term borrowing on line of credit	2,500	2,500
Contingent consideration	13,325	—

Total current liabilities	37,774	25,284
Contingent consideration	—	15,400
Deferred tax liabilities	8,318	8,715
Other long-term liabilities	362	469
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized;
57,348,458 and 57,847,367 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	57	58
Additional paid-in capital	271,864	266,913
Accumulated other comprehensive income	1,987	2,341
Accumulated deficit	(108,448)	(118,854)

Total stockholders’ equity	165,460	150,458

Total liabilities and stockholders’ equity	$211,914	$200,326

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
Product sales	$32,208	$27,389	$63,466	$49,051
Promotion services	8,085	5,719	15,990	5,719

Total net revenues	40,293	33,108	79,456	54,770
Operating expenses:
Cost of product sales	5,215	5,174	10,156	8,277
Sales and marketing	17,689	12,861	35,329	18,089
Amortization of acquired intangible assets,related to sales and marketing	882	714	1,766	714
Research and development	1,493	3,091	4,886	6,200
General and administrative	4,455	8,259	8,416	14,217
Contingent consideration (Note 3)	(1,171)	808	(2,087)	808

Total operating expenses	28,563	30,907	58,466	48,305
Income from operations	11,730	2,201	20,990	6,465
Non-operating income (expense):
Interest and investment income	15	13	45	33
Interest and investment expense	(55)	(53)	(110)	(110)
Other (expense) income, net	(14)	(4)	(15)	11

Income before provision for income tax	11,676	2,157	20,910	6,399
Provision for income tax	1,057	174	1,611	567

Net income	$10,619	$1,983	$19,299	$5,832

Basic net income per share	$0.19	$0.04	$0.34	$0.11
Diluted net income per share	$0.18	$0.03	$0.32	$0.11

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$10,619	$1,983	$19,299	$5,832
Other comprehensive income:
Net change in unrealized (gain) loss and foreign currency translation on foreign currency denominated available-for-sale securities	(20)	6	—	35
Foreign currency translation	(608)	751	(354)	782

Total other comprehensive income (loss)	(628)	757	(354)	817

Total comprehensive income	$9,991	$2,740	$18,945	$6,649

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$19,299	$5,832
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	2,036	1,249
Depreciation and amortization	2,144	917
Change in fair value of contingent consideration	(2,087)	808
Deferred taxes, net	(34)	(263)
Other long-term liabilities	(106)	(179)
Changes in operating assets and liabilities:
Accounts receivable, net	463	280
Inventories	642	(1,683)
Prepaid expenses and other assets	253	926
Accounts payable	(1,732)	(655)
Accrued and other current liabilities	897	1,448

Net cash provided by operating activities	21,775	8,680
Investing activities:
Acquisition of NovaMed, net of cash acquired	—	(21,257)
Purchases of available-for-sale investments	—	(1,580)
Proceeds from the sale or maturities of available-for-sale investments	—	3,125
Purchases of property and equipment	(864)	(278)

Net cash used in investing activities	(864)	(19,990)
Financing activities:
Repurchase of common stock	(8,893)	—
Proceeds from issuances of common stock	2,862	5,308

Net cash (used in) provided by financing activities	(6,031)	5,308
Effect of exchange rate changes on cash and cash equivalents	16	123

Net increase (decrease) in cash and cash equivalents	14,896	(5,879)
Cash and cash equivalents, beginning of period	66,654	53,017

Cash and cash equivalents, end of period	$81,550	$47,138

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$694	$477

Interest and unused line fees paid related to line-of-credit	$84	$84

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Customer Concentration

The People’s Republic of China (“China”) uses a tiered method to import and distribute products and promoted products. The distributors make the sales in the country, but the product is imported for them by licensed importers. For the three months ended June 30, 2012 and 2011, sales to three importing or distributor agents in China accounted for 85% and 92%, respectively, of the Company’s product sales. For the six months ended June 30, 2012 and 2011, sales to three importing or distributor agents in China accounted for 89% and 94%, respectively, of the Company’s product sales. No other importer or distributor accounted for more than 10% during the three or six months ended June 30, 2012 or 2011. The Company’s largest importers or distributors were the same for both periods. A third party holds a majority interest in the Company’s largest importer or distributor. As of June 30, 2012, approximately $40.9 million, or 97%, of the Company’s accounts receivable were attributable to five importing or distributor agents in China. The Company generally does not require collateral from its customers.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$10,619	$1,983	$19,299	$5,832
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	57,239	55,666	57,470	52,301
Effect of dilutive securities	2,278	2,557	2,142	2,506

Weighted-average shares outstanding used to compute diluted net income per share	59,517	58,223	59,612	54,807

Basic net income per share	$0.19	$0.04	$0.34	$0.11
Diluted net income per share	$0.18	$0.03	$0.32	$0.11

For the three months ended June 30, 2012 and 2011, outstanding stock options and RSUs for 2,922,545 and 2,151,222 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended June 30, 2012 and 2011, shares subject to market or performance conditions of 65,137 and 209,120, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met. For the six months ended June 30, 2012 and 2011, outstanding stock options and RSUs for 3,063,073 and 2,627,684 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the six months ended June 30, 2012 and 2011, shares subject to market or performance conditions of 82,995 and 130,000, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

2.	Available-for-Sale Investments

The following is a summary of available-for-sale investments as of (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$29,506	$—	$—	$29,506
Restricted Italian state bonds maturing in 2013	451	—	(87)	364

Total available-for-sale investments	$29,957	$—	$(87)	$29,870

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds maturing in 2013	450	—	(86)	364

Total available-for-sale investments	$32,299	$—	$(86)	$32,213

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents, and investments) and liability measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
Assets:
Money market funds	$29,506	$—	$—	$29,506
Restricted Italian state bonds	364	—	—	364

Total	$29,870	$—	$—	$29,870

Liability:
Contingent consideration	$—	$—	$13,325	$13,325

Total	$—	$—	$13,325	$13,325

	Fair Value Measurements at December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds	364	—	—	364

Total	$32,213	$—	$—	$32,213

Liability:
Contingent consideration	$—	$—	$15,400	$15,400

Total	$—	$—	$15,400	$15,400

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

The earn-out provisions are subject to a number of adjustments and acceleration provisions. The total earn-out payments described above may be increased by $10.0 million (a total maximum contingent cash consideration of $43.0 million) or reduced by $10.0 million, depending upon whether the Company is able to achieve targets relating to product distribution agreements. The earn-out payments are due 20 business days after completion of the Company’s audit for the fiscal year ending December 31, 2012. However, the earn-out payments may be accelerated in certain conditions. If there is a change-in-control of the Company before December 31, 2012, then the earn-out payment would become due and the payment would range between $11.5 million and $23.0 million depending upon achievement against the adjusted EBITDA and revenue targets through the date of the change-in-control. In addition, if either (i) Mark Lotter is terminated without cause (as defined in the Agreement) prior to December 31, 2012, or (ii) if the Company fails to meet certain obligations to appoint and retain Mark Lotter and Peter Barrett (or their replacements) on the Company’s Board through December 31, 2012, the earn-out payment would be deemed to be $23.0 million and would be due 20 business days after completion of the Company’s audit for the fiscal year ending December 31, 2012. If the earn-out obligations are accelerated, the payment of the specified earn-out amount satisfies all of the Company’s obligations under the earn-out and no further payment is due. The earn-out and acceleration provisions are subject to various limitations and conditions specified in the Agreement.

The Company uses the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration is subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value. The significant unobservable inputs used in the fair value measurement of the contingent consideration are revenue volatility of 40%; revenue discount rate of 20%; risk free rate of 0.18%; earn-out discount rate, including counterparty risk of 5%; estimates of projected revenues and earnings before taxes; and other assumptions regarding customer conditions, and probability of change of control and employment termination considerations. Significant increases (decreases) in the estimated revenues, earnings before taxes, customer conditions, and revenue volatility would result in a significantly higher (lower) fair value measurement. Generally, an increase (decrease) in the assumption used for revenue discount rate is accompanied by a decrease (increase) in the fair value of the contingent consideration.

The following represents the change in the estimated fair value of the contingent consideration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contingent Consideration:
Balance at beginning of period	$14,484	$—	$15,400	$—
Fair value at acquisition date	—	18,870	—	18,870
Foreign currency translation	12	(15)	12	(15)
Change in the estimated fair value of the contingent consideration liability	(1,171)	808	(2,087)	808

Balance at end of period	$13,325	$19,663	$13,325	$19,663

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$2,183	$1,797
Work in progress	772	84
Finished goods	5,265	6,932

	$8,220	$8,813

5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued sales and marketing expenses	$7,009	$6,192
Accrued taxes, tax reserves and interest	4,324	3,267
Accrued compensation and benefits	3,788	4,409
Accrued professional fees	694	666
Accrued clinical trial expense	641	797
Accrued manufacturing costs	225	251
Other	1,408	1,610

	$18,089	$17,192

6.	Reduction in Workforce

In March 2012, the Company implemented a reduction in its workforce of 11 full-time employees, primarily in research and development. The restructuring follows the discontinuation of the Company’s SCV-07 phase 2b clinical trial. The reduction in workforce is anticipated to result in severance-related charges of approximately $1.0 million, of which $0.2 million was recognized in research and development expense in the condensed consolidated statement of income for the three-month period ended June 30, 2012, and $0.1 million and $0.9 million were recognized in general and administrative and research and development expense, respectively, in the condensed consolidated statement of income for the six-month period ended June 30, 2012. As of June 30, 2012, the Company had paid $0.5 million and had accrued $0.5 million of the severance-related charges. The Company had substantially completed its restructuring as of June 30, 2012.

7.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales and marketing	$340	$174	$616	$247
Research and development	88	78	178	155
General and administrative	686	472	1,242	847

	$1,114	$724	$2,036	$1,249

Stock Options

During the six months ended June 30, 2012, the Company granted options to purchase a total of 1,687,000 shares of common stock and options to purchase approximately 1,027,588 shares of common stock were exercised. As of June 30, 2012, there was approximately $8.9 million of unrecognized compensation expense cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average remaining period of approximately 2.73 years.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the performance-based awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected term of 5.22-5.28 years, volatility factor of 63.66-65.14%, and risk free interest rate of 0.96-1.96%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. For the three-month period ended June 30, 2012 and 2011, the Company recognized $36,000 and $0.1 million, respectively, of expense related to performance-based options. For the six-month periods ended June 30, 2012 and 2011, the Company recognized $0.1 million of expense for each period related to performance-based options.

RSUs

During the six months ended June 30, 2012, the Company granted 175,000 RSUs at a weighted average fair value at grant date of $6.60 that vest on February 25, 2014, and 40,425 RSUs vested. As of June 30, 2012, there was approximately $1.5 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 2.09 years.

Repurchase of Common Stock

In May 2012, the Company’s Board of Directors approved an increase of approximately $10.5 million to the existing $20 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to approximately $30.5 million. The Company repurchased and retired 1,327,749 and 1,581,229 shares at a cost of $7.8 million and $8.9 million during the three and six months ended June 30, 2012, respectively. As of June 30, 2012, $18.1 million of the $30.5 million share repurchase program authorized by the Board was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

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

The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. Government investigations related to FCPA matters often result in the imposition of fines or penalties for the companies involved. However, due to the significant uncertainty as to the outcome of the investigation, the Company is unable to reasonably estimate the loss or range of loss that may be incurred. As of June 30, 2012, the Company has therefore not accrued a liability for the contingent loss related to the FCPA investigation. Any fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially impact the Company’s financial statements. The Company will continue to reassess the potential liability related to the investigations and adjust its estimates accordingly in future periods.

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Operating loss for the Rest of the World segment includes all research and development expense for the Company’s SCV-07 trial, which was discontinued in the first quarter of 2012.

Summary information by operating segment for the three- and six- month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
China:
Revenues	$39,420	$32,405	$77,885	$53,277
Operating income	$13,754	$6,183	$26,682	$17,558
Rest of the World (including the US):
Revenues	$873	$703	$1,571	$1,493
Operating loss	$(2,024)	$(3,982)	$(5,692)	$(11,093)

Long-lived assets as of June 30, 2012 by operating segment are as follows (in thousands):

China	$76,149
Rest of the World (including the US)	921

$77,070

10.	Subsequent Event

The Company repurchased and retired 388,202 shares at a cost of $2.5 million from July 1, 2012 through August 8, 2012 under its share repurchase program. As of August 8, 2012, $15.6 million of the $30.5 million share repurchase program authorized by the Board was available for future share repurchase.

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

We acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”) on April 18, 2011, and our results of operations include the operations of NovaMed as of that date forward. We believe the NovaMed acquisition positions us as a leading specialty pharmaceutical company in China, with key pharmaceutical assets, new therapeutic areas of focus, an expanded management team, and a larger and stronger commercial infrastructure, including a combined sales force of approximately 870 professionals. We aim to expand our presence in China by increasing revenues from our key products, by in-licensing additional products, and by expanding our sales force to further penetrate the market. Our broadened portfolio has 16 marketed products and spans major therapeutic areas including oncology, infectious diseases, cardiovascular, urological, respiratory and central nervous system disorders. The acquisition increased our portfolio of commercial and development stage products through exclusive licensing and promotion agreements with a number of leading pharmaceutical companies. Since the acquisition, we have operated in two segments which are generally based on the nature and location of our customers: 1) China and 2) Rest of the World, including the US.

We have two categories of revenues: “product sales revenues” and “promotion services revenues”. Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer Inc. and Iroko Pharmaceuticals LLC. ZADAXIN has the highest margins in our portfolio as it is a premium proprietary product sold exclusively by SciClone. Aggrastat®, an in-licensed product which we recently began selling in China, also has higher margins than our promoted products and we expect that revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, such as DC Bead®, Tramadol®, and ondansetron RapidFilm®, will increase the future revenues and profitability of our growing pharmaceutical business in China over the coming years. We recently received notification of the approval in China of Tramadol for use in the treatment of moderate to severe pain. See Part II, Item 1 “Legal Proceedings” regarding the status of our agreement with MEDA Pharma GmbH & Co. KG regarding Tramadol and other products in development. Our “promotion services revenues” result from fees we receive for exclusively promoting products from certain partners including Sanofi and Baxter International, Inc. in China. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for our exclusively promoted products such as Depakine®, Stilnox®, and Tritace®. Over time, as additional proprietary or in-licensed products come to the market, we expect our product mix will shift towards those higher margin products.

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

ZADAXIN and Aggrastat list prices in China are currently under review by regulatory authorities. We anticipate that price reductions will occur. We have assumed a price reduction in our operating plan and projections. If a substantial reduction in the list prices occurs, our revenues and gross margins for ZADAXIN and Aggrastat would be substantially reduced, and we could incur financial charges, depending upon the measures we take in response to the price reductions. The timing and extent of price reductions is unknown; however, we do anticipate that price reductions will likely be announced in 2012.

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

We were developing SCV-07 in a phase 2b clinical trial for the prevention of oral mucositis (“OM”). On March 2, 2012, we announced the discontinuation of this trial based on the pre-planned interim analysis results that indicated the trial would not meet the pre-specified efficacy endpoints, and our intention to further curtail our US-based development efforts. In March 2012, the Company implemented a reduction in its workforce of 11 full-time employees, primarily in research and development, and recorded severance-related charges of approximately $1.0 million, of which approximately $0.1 million and $0.9 million were recognized to general and administrative and research and development expense, respectively, for the six-month period ended June 30, 2012. The Company substantially completed the restructuring in the second quarter of 2012.

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

We believe our cash and investments as of June 30, 2012 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Product Sales	$32,208	$27,389	18%	$63,466	$49,051	29%
Promotion Services	8,085	5,719	41%	15,990	5,719	180%

Total Net Revenues	$40,293	$33,108	22%	$79,456	$54,770	45%

Product sales were $32.2 million for the three-month period ended June 30, 2012, compared to $27.4 million for the corresponding period in 2011. The increase of $4.8 million, or 18%, for the three-months ended June 30, 2012, compared to the same period in the prior year, was primarily attributable to increased sales of ZADAXIN. ZADAXIN sales were $30.4 million for the three-month period ended June 30, 2012, compared to $25.6 million for the corresponding period of 2011. Product sales were $63.5 million for the six-month period ended June 30, 2012, compared to $49.1 million for the corresponding period in 2011. The increase of $14.4 million, or 29%, for the six-months ended June 30, 2012, compared to the same period in the prior year, was primarily attributable to increased sales of ZADAXIN and to a lesser extent to Aggrastat product sales. ZADAXIN sales were $60.2 million the six-month period ended June 30, 2012, compared to $47.3 million for the corresponding period of 2011. Our overall ZADAXIN revenue growth was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China.

Promotion services revenue was $8.1 million, for the three-month period ended June 30, 2012, compared to $5.7 million for the corresponding period in 2011, and related to the distribution of products under promotional contracts. The increase of $2.4 million in promotion services revenue reflects a full quarter of promotion services revenue in the three-month period ended June 30, 2012, compared to a partial quarter of promotion services revenue in the same period of the prior year, from the period we acquired NovaMed on April 18, 2011 through June 30, 2011. In addition, promotion services revenue increased related to Depakine sales. Promotion services revenue was $16.0 million, for the six-month period ended June 30, 2012, compared to $5.7 million for the corresponding period in 2011. The increase of $10.3 million reflects the addition of promotion services revenue as a result of the acquisition of NovaMed in April 2011 and also reflects an increase in Depakine product sales in the six month period ended June 30, 2012.

Total China revenues were $39.4 million, or 98% of sales for the three-month period ended June 30, 2012, compared to $32.4 million, or 97% of sales for the corresponding period in 2011. Total China revenues were $77.9 million, or 98% of sales for the six-month period ended June 30, 2012, compared to $53.3 million, or 98% of sales for the corresponding period in 2011.

For the three-month period ended June 30, 2012, sales to three importing or distributor agents in China accounted for approximately 35%, 33% and 19% of our product sales. For the three-month period ended June 30, 2011, sales to three importing or distributor agents in China accounted for approximately 41%, 34% and 17% of our product sales. For the six-month period ended June 30, 2012, sales to three importing or distributor agents in China accounted for approximately 54%, 19% and 18% of our product sales. For the six-month period ended June 30, 2011, sales to three importing or distributor agents in China accounted for approximately 53%, 31% and 10% of our product sales. Our experience with our largest importers or distributors has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Cost of Product Sales	$5,215	$5,174	1%	$10,156	$8,277	23%

Cost of product sales was $5.2 million for each of the three-month periods ended June 30, 2012 and 2011. ZADAXIN cost of sales were $4.2 million for the three-month period ended June 30, 2012, compared to $3.8 million for the corresponding period in 2011. Gross margin for ZADAXIN was 86.2% and 85.0% for the three months ended June 30, 2012 and 2011, respectively. The increase in gross margin for ZADAXIN for the three-month period ended June 30, 2012, compared to the three-month period ended June 30, 2011, was due primarily to lower ZADAXIN per vial production costs mainly as a result of manufacturing volume efficiencies.

Cost of product sales were $10.2 million for the six-month period ended June 30, 2012, compared to $8.3 million for the same period in the prior year. The increase of $1.9 million, or 23%, and for the six-month period ended June 30, 2012 compared to the same period in the prior year was attributable to higher ZADAXIN sales and the addition of NovaMed cost of product sales as a result of the acquisition of NovaMed. ZADAXIN cost of sales was $8.3 million for the six-month period ended June 30, 2012, compared to $6.9 million for the corresponding period in 2011. Gross margin for ZADAXIN was 86.2% and 85.3% for the six months ended June 30, 2012 and 2011, respectively. The increase in gross margin for ZADAXIN for the six-month period ended June 30, 2012, compared to the six-month period ended June 30, 2011, was due primarily to lower ZADAXIN per vial production costs mainly as a result of manufacturing volume efficiencies.

We expect total revenues and cost of product sales to increase in 2012 compared to 2011 due to increased unit sales of ZADAXIN related to further market penetration in China, partially offset by potential price reductions of ZADAXIN, and as a result of the addition of revenues from NovaMed’s product portfolio.

The ZADAXIN and Aggrastat list prices in China are currently under review by regulatory authorities and we anticipate a decision to be made in 2012, which may result in a reduction in our revenues and our gross margins and may result in fluctuations in our revenue trend from quarter to quarter.

Through June 30, 2012, we have been able to maintain our ZADAXIN gross margin in part due to relatively stable or even decreasing costs of sales, and in part due to maintaining a relatively stable sales price. We expect our ZADAXIN cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of our products, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory, and the timing of other inventory period costs such as manufacturing process improvements for the goal of future cost reductions.

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Sales and Marketing	$17,689	$12,861	38%	$35,329	$18,089	95%

Sales and marketing expenses for the three months ended June 30, 2012 increased by $4.8 million, or 38%, compared to the same period in 2011. Sales and marketing expenses for the six months ended June 30, 2012 increased by $17.2 million, or 95%, compared to the same period in 2011. For the three month period ended June 30, 2012, we recorded a full quarter of sales and marketing expense for NovaMed, compared to a partial quarter for the comparable 2011 period that included sales and marketing expenses for NovaMed from the date of acquisition on April 18, 2011 through June 30, 2012. For the six month period ended June 30, 2012, we recorded six months of sales and marketing expense for NovaMed, compared to the same period of 2011 that included sales and marketing expenses for NovaMed from the date of acquisition on April 18, 2011 through June 30, 2012. Additional increases in sales and marketing expenses for both the three- and six-month periods related to increased growth in our sales force in China of over 120 additional sales individuals since the beginning of the year, and in support of our commercial efforts to expand more deeply and widely throughout the China market. We expect sales and marketing expenses to be higher in 2012 compared to 2011 due to increased sales efforts of ZADAXIN and Depakine, primarily in China, and the addition of NovaMed sales and marketing expenses as a result of our acquisition of NovaMed.

Amortization of Acquired Intangible Assets:

For the three- and six-months ended June 30, 2012 we recognized $0.9 million and $1.8 million, respectively, in amortization of acquired intangible assets expense, compared to $0.7 million for both the three- and six-months ended June 30, 2011. Amortization of acquired intangible assets reflects the amortization of promotion and distribution contract intangible assets acquired as part of the NovaMed acquisition on April 18, 2011. We expect $3.5 million per year of annual amortization expenses in future years.

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Research and
Development	$1,493	$3,091	-52%	$4,886	$6,200	-21%

R&D expenses for the three months ended June 30, 2012 decreased by $1.6 million, or 52%, compared to the same period in 2011, and R&D expenses for the six months ended June 30, 2012 decreased by $1.3 million, or 21%, compared to the same period in 2011. On March 2, 2012, we announced the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe OM based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints. The decreases in R&D expenses for both the three- and six-month periods ended June 30, 2012, as compared to the same periods in 2011, related primarily to the discontinuation of this trial. These decreases were offset partially by employee severance costs of $0.2 million and $0.7 million recognized to R&D expenses for the three and six months ended June 30, 2012, respectively.

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

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
General and
Administrative	$4,455	$8,259	-46%	$8,416	$14,217	-41%

General and administrative expenses for the three-month period ended June 30, 2012 decreased by $3.8 million, or 46%, compared to the same period in 2011. The decrease was attributable to $3.3 million lower NovaMed acquisition-related costs, and lower consulting costs related to FCPA and tax compliance. General and administrative expenses for the six-month period ended June 30, 2012 decreased by $5.8 million, or 41%, compared to the same period in 2011. The decrease was attributable to $3.8 million lower NovaMed acquisition-related costs, lower corporate and legal expenses related to the SEC and DOJ investigations and shareholder litigations that had been filed following the announcement of those investigations, and lower professional expenses primarily for tax consulting services.

We expect our general and administrative expenses will decrease in 2012 compared to 2011 as a result of lower legal, accounting and professional expenses; however, we cannot predict whether any potential settlement with the SEC and DOJ and any resulting fine or penalty could affect our expenses or the timing thereof. We do not expect to incur any significant acquisition-related costs in 2012, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future.

Contingent Consideration:

As part of the acquisition of NovaMed, we may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration.”) We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration is re-measured each period, and changes to the fair value are recorded to contingent consideration expense. As of June 30, 2012, we estimate the fair value of the contingent consideration will be $13.3 million, resulting in a gain of $1.2 million and $2.1 million for the three- and six-months ended June 30, 2012, respectively, from the remeasurement of the contingent consideration, compared to a loss of $0.8 million recorded for both the three-and six month periods ended June 30, 2011. Our fair value estimates are based on a variety of factors that may significantly fluctuate from period to period, including the likelihood that earn-out targets will be achieved and present value factors associated with the timing of the earn-out targets, and may result in significant fluctuations to contingent consideration expense in the future.

Provision for Income Tax:

The provision for income tax relates to our foreign operations in China. The provision for income tax was $1.1 million for the three-month period ended June 30, 2012, compared to $0.2 million for the three-month period ended June 30, 2011. The provision for income tax was $1.6 million for the six-month period ended June 30, 2012, compared to $0.6 million for the six-month period ended June 30, 2011. Tax expense increased $0.9 million for the three-month period and $1.0 million for the six-month period ended June 30, 2012, compared to the same period in 2011, as a result of growth in our China operations, partially offset by decreases in benefits recognized on deferred tax assets and liabilities acquired as a result of our acquisition of NovaMed in April 2011. Our statutory tax rate in China was 24-25% in 2011 and 2012. We expect that our tax expense will increase in 2012 compared to 2011 as we expect an increase in tax expense related to growth in China in 2012.

Liquidity and Capital Resources

The majority of our sales are to importers and distributors in China where our accounts receivable collections have standard credit terms generally ranging from 45 to 180 days.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of June 30, 2012	As of December 31, 2011
Cash and investments	$81,914	$67,018

As of June 30, 2012, we had $81.9 million in cash and investments of which $69.2 million was located in subsidiaries of the Company outside the US. Cash held by subsidiaries outside the US is held primarily in US dollars. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations which may include in-licensing new products, particularly for China, and for potential acquisitions. Generally, we consider such cash to be permanently reinvested in our foreign operations. Based on our current operating plan for the next 12 months, we do not anticipate the repatriation of cash held by foreign subsidiaries, if any, would result in payment of US Federal taxes.

	Six Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$21,775	$8,680
Investing activities	$(864)	$(19,990)
Financing activities	$(6,031)	$5,308

Net cash provided by operating activities was $21.8 million for the six months ended June 30, 2012 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash provided by operating activities was $8.7 million for the six months ended June 30, 2011 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included an increase in inventory levels of $1.7 million related to higher stock levels to support increase demand for ZADAXIN product.

Net cash used in investing activities was $0.9 million and $20.0 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, cash used in investing activities was related to the purchases of property and equipment. For the six months ended June 30, 2011, cash used in investing activities was primarily related to the acquisition of NovaMed which used cash of approximately $21.3 million, and to a lesser extent related to the sale of available-for-sale investments, net of purchases of available-for-sale investments, and purchases of property and equipment.

Net cash (used in) provided by financing activities was ($6.0) million and $5.3 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we used $8.9 million to repurchase approximately 1.6 million shares of our common stock under our stock repurchase program. For the six months ended June 30, 2012 and 2011, we also received $2.9 million and $5.3 million, respectively, of proceeds from the issuances of common stock made under our stock award plans.

The following summarizes our future contractual obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-term debt obligation (1)	$2,543	$2,543	$—	$—	$—
Operating leases (2)	6,439	3,076	3,347	16	—
Purchase obligations (3)	12,982	12,982	—	—	—
Contingent consideration (4)	13,325	13,325	—	—	—
Uncertain tax position (5)	2,900	—	—	—	—

Total	$38,189	$31,926	$3,347	$16	$—

(1)	Our short-term debt obligations include our expected principal and interest and unused line fee obligations related to our Silicon Valley Bank line-of-credit. Our calculations of expected principal and interest payments incorporate only current period assumptions for interest rates and borrowings.
(2)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(3)	These consist of purchase obligations with manufacturers and distributors.
(4)	As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. The timing of the contingent consideration payment, if any, is dependent upon several factors, including whether there is a change-in-control. The contingent consideration is expected to be paid no later than the first half of 2013.

(5)	As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for uncertain tax positions will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

We have a loan and security agreement with Silicon Valley Bank (“SVB”) (“the Credit Facility”) for a financing facility up to $15 million which expires on October 1, 2012. The Credit Facility bears interest on borrowed funds at the bank’s prime rate plus 1.25% (5.25% at June 30, 2012) on outstanding balances and is secured by a first priority secured interest in all of our assets, including intellectual property in an event of default. We are required to meet certain financial covenants, including minimum liquidity, as defined, and are subject to certain minimum fees and interest payments. We are also required to meet certain operating covenants that limit our ability to incur liabilities, create liens, make capital expenditures, pay dividends or distributions, make investments, and dispose of assets. As of June 30, 2012, we had borrowed $2.5 million on the Credit Facility and we were required to maintain a debt coverage ratio of 1.35 to 1 equal to $3.4 million of cash in SVB cash accounts to meet our financial liquidity covenant and were in compliance with all significant terms of the Credit Facility. Upon termination of the Credit Facility, all amounts borrowed must be repaid in full.

On March 15, 2012, we filed a shelf registration with the SEC under which we may offer and sell up to $100.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3. Subsequently, affiliates of Sigma-Tau sold approximately 6.3 million shares for an aggregate price of approximately $33.1 million under this registration statement, and we have approximately $66.9 million available for future use. On April 18, 2011, we issued 8,298,110 shares of common stock to former stockholders of NovaMed as part of our acquisition of NovaMed. No more than 25% of such shares may be sold by the holders in any three-month period up to October 18, 2012.

In May 2012, we announced that our Board of Directors has approved an increase of approximately $10.5 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception in October 2011 to approximately $30.5 million. Under this program, we repurchased and retired approximately 2.4 million shares at a cost of $12.4 million through June 30, 2012. As of June 30, 2012, $18.1 million of the $30.5 million share repurchase program authorized by our Board was available for future share repurchase. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

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

For a discussion of the Company’s significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2012 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NovaMed is a party to a Distribution and Supply Agreement with MEDA. Following our acquisition of NovaMed, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However no resolution was reached. MEDA notified NovaMed that the termination was effective as of May 2011, however as provided in the agreement, disputes, including disputes regarding termination must be resolved in binding arbitration. We do not expect any significant revenues from this agreement until 2014. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission on July 26, 2012. NovaMed continues to perform its obligations under the agreement pending resolution of the dispute, and has notified MEDA that the dispute has been submitted to arbitration. We cannot predict the outcome of this matter at this time.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we have reported net income since our fiscal year ending December 31, 2009, we have experienced significant operating losses in the past, and as of June 30, 2012, we had an accumulated deficit of approximately $108.4 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and DOJ investigations, our efforts to cooperate with the investigations and events related to pending litigations;

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

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China; we anticipate government imposed price restrictions and if the price is lower than we anticipate, or if we experience difficulties in our sales efforts, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. We expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly as a result of the NovaMed acquisition. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the six months ended June 30, 2012 and 2011, approximately 98% and 97%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the decisions of the National Development and Reform Commission (“NDRC”) pricing reform anticipated to be made in 2012.

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

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been significantly lower than our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The process and timing for any price restrictions is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses. We are working on these regulatory processes as well as on potential changes in our business model depending on potential outcomes. We expect that a price restriction will be announced this year and have assumed a price restriction in our operating plan. Therefore, we believe we will be able to successfully manage our business in China through this process, however maximum prices could be set that are higher than we anticipate, or further maximum prices could be set at some time in the future which could adversely affect our results or require substantial changes in our business model which may be difficult to implement.

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

Our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the State Food and Drug Administration of China (“SFDA”). Some manufacturing changes may require: 1) approval by AIFA in Italy and/or 2) be accepted by the SFDA, the Chinese equivalent of the FDA. In addition, we must obtain an Imported Drug License (“IDL”) from the SFDA permitting the importation of ZADAXIN into China in order to sell ZADAXIN to the licensed importers in China. ZADAXIN registration in Italy has been essential to the renewal of our IDL from the SFDA permitting the importation of ZADAXIN into China. Our ability to continue to renew our IDL from the SFDA permitting the importation of ZADAXIN into China could be adversely affected, if we were to fail to maintain ZADAXIN registration in Italy. The SFDA, AIFA and other regulatory agencies may, and have, changed their internal administrative rules in ways that may delay or complicate the regulatory approval process. Those changes are not always disclosed or known to us and we may experience unexpected delays or additional costs as a result of such changes. Our product has been distributed in Italy through BioFutura Pharma Srl (“BioFutura”), a subsidiary of Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”). In August 2012, we entered into an agreement with BioFutura to continue to distribute ZADAXIN for SciClone in Italy. However, if we are not able to continue this arrangement, we will need to establish alternative distribution operations in Italy to ensure continuing compliance with regulations in Italy and maintain our Italian licenses.

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

We are unable to predict what consequences that any investigation by any regulatory agency or by our Special Committee may have on us. These and any other regulatory investigations and our cooperation with them has resulted in substantial legal and accounting expenses, and has diverted management’s attention from other business concerns and could harm our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take, if any, as a result of such investigations, may adversely affect our business in China. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remediative measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

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

Following the acquisition of NovaMed, we have numerous products under development in China and during 2011 and the first quarter of 2012, we were developing SCV-07, a small molecule synthetic peptide with immunomodulating properties, in a phase 2b clinical trial in the US for the delayed onset of oral mucositis (“OM”).

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

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next. *

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on a limited number of importers, in any given quarter, to supply our products and most of our ZADAXIN sales are now through three importers, including one newly established importer, and our receivables from those importers are material, and if we were unable to collect receivables from those importers or any other importer, our business and cash-flow would be adversely affected. Our importers are not obligated to place purchase orders for our product, and if they determined for any reason not to place purchase orders, we would need to seek alternative licensed importers, which could cause fluctuations in our revenue.

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

We rely on third parties who are our sole source suppliers for our clinical trial and commercial products and their inability to deliver products that meet our quality-control standards could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process. *

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. If we experience a problem with the manufacturer or our suppliers our sales may suffer. We and NovaMed have each experienced difficulties with obtaining product from manufacturers in the past. During 2012, we have experienced limitations on supply of Depakine IV, Perenan, Methotrexate, and Rulide and the growth in the sales of those products has been affected. During 2011, we experienced manufacturing delays related to repairs for general, non-production-related facilities equipment at one of our API suppliers. During 2010, we experienced difficulties validating upgrades to equipment with one of our API manufacturers. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of our products in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced. In addition, each of the products that are marketed through our new NovaMed subsidiary is manufactured by, or obtained from, a single source.

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

If our thymalfasin API or ZADAXIN products are not shipped and stored at precision temperatures, the products could become damaged, which could negatively affect our sales and operating results. *

Thymalfasin API and ZADAXIN are temperature sensitive products. SciClone relies on third party organizations to provide controlled temperature shipping logistics services from the point of ownership transfer from the API contract manufacturer to the point where thymalfasin API is converted to ZADAXIN drug product, and from the ZADAXIN drug product manufacturing site to our storage locations in Hong Kong and then to China. Although some temperature excursions are allowable and thymalfasin and ZADAXIN are relatively stable when exposed to temperatures higher than recommended, if any third party logistics or equipment provider fails to perform their required oversight duties with respect to temperature control or a shipment is delayed in transit for a prolonged period of time, the thymalfasin API or ZADAXIN drug product could become unsuitable for subsequent processing or commercial use. Although we have not experienced cold chain interruptions in the past and our distributors in China may maintain several months supply of our product, were our cold chain distribution or warehouse capability to be interrupted, our ability to timely deliver finished product to China could be adversely affected which in turn could materially adversely affect our sales and operating results.

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

We may need to obtain additional funding to support our long-term product development and commercialization programs. *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. However, we used $21.3 million of our cash and cash equivalents, net of cash acquired, to acquire NovaMed, have incurred substantial investment banking, legal and other fees, some of which will continue and the potential earn-out payments related to the acquisition, if targets are met, could be up to $43.0 million in cash. In addition, in May 2012, we announced that our Board of Directors has approved an increase in our share repurchase program that authorizes the Company to repurchase up to a total of $30.5 million of its outstanding common stock. As of June 30, 2012, $18.1 million of the $30.5 million remained available under the repurchase program for future share repurchases. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products and products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

In addition, the Company and its subsidiaries are regularly subject to tax return audits and examinations by various taxing jurisdictions, particularly in the US and China. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, we believe that our reserves for uncertain tax positions reflect the outcome of tax positions that are more likely than not to occur. However, we cannot be certain that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax provision, operating results, financial position and cash flows in the period or periods for which that determination is made.

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

Substantial sales of our stock or the exercise or conversion of options may impact the market price of our common stock. *

In March 2012, we filed a Form S-3 Shelf registration with the SEC under which we may offer and sell up to $100.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3. Subsequently, affiliates of Sigma-Tau sold approximately 6.3 million shares for an aggregate price of approximately $33.1 million under this registration statement, and we have approximately $66.9 million available for future use. In addition, we issued 8,298,110 shares of the Company’s common stock to NovaMed under the terms of the acquisition in April 2011 and former NovaMed stockholders own approximately 15% of our outstanding common stock after the transaction. We have granted registration rights for those shares and the shares are freely tradable, however not more than 25% of such shares may be sold in any three month period thereafter. Although the shares will continue to be subject to such limitations until October 2012, sales of the shares could lead to a decrease in the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended June 30, 2012 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2012 through April 30, 2012	1,036	$5.69	1,036	$19,978
May 1, 2012 through May 31, 2012	53	$6.30	53	19,642
June 1, 2012 through June 30, 2012	239	$6.38	239	18,111

Total	1,328	$5.83	1,328

(1)	“Approximately Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects an increase of $10.5 million announced May 2012, bringing the total authorized since the program’s inception in October 2011 to $30.5 million, less the $12.4 million we repurchased through June 30, 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1(1)**	Change in Control Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.2(1)**	Change in Control Agreement effective June 11, 2012 by and between Jackie Guan and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.4(1)**	Executive Severance Agreement effective June 11, 2012 by and between Jackie Guan and SciClone Pharmaceuticals, Inc.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three- and Six-Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three- and Six-Months Ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: August 8, 2012	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1(1)**	Change in Control Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.2(1)**	Change in Control Agreement effective June 11, 2012 by and between Jackie Guan and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.4(1)**	Executive Severance Agreement effective June 11, 2012 by and between Jackie Guan and SciClone Pharmaceuticals, Inc.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three- and Six-Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three- and Six-Months Ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.