Form 10-Q
period 2012-09-30
SCICLONE PHARMACEUTICALS INC
filed 2012-11-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, 55,246,520 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$86,543	$66,654
Accounts receivable, net of allowance of $124 and $212 at September 30, 2012 and December 31, 2011, respectively	36,974	42,226
Inventories	6,199	8,813
Restricted cash and investments	2,674	—
Prepaid expenses and other current assets	1,166	1,646
Deferred tax assets	94	1,732

Total current assets	133,650	121,071
Property and equipment, net	1,481	984
Restricted investments	—	364
Intangible assets, net	—	45,185
Goodwill	32,135	31,973
Other assets	605	749

Total assets	$167,871	$200,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,889	$5,592
Accrued and other current liabilities	20,521	17,192
Short-term borrowing on line of credit	—	2,500
Contingent consideration	562	—

Total current liabilities	22,972	25,284
Contingent consideration	—	15,400
Deferred tax liabilities	—	8,715
Other long-term liabilities	269	469
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 55,663,484 and 57,847,367 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	56	58
Additional paid-in capital	273,441	266,913
Accumulated other comprehensive income	2,693	2,341
Accumulated deficit	(131,560)	(118,854)

Total stockholders’ equity	144,630	150,458

Total liabilities and stockholders’ equity	$167,871	$200,326

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues:
Product sales	$32,130	$30,433	$95,596	$79,484
Promotion services	8,556	6,992	24,546	12,711

Total net revenues	40,686	37,425	120,142	92,195

Operating expenses:
Cost of product sales	5,475	5,024	15,631	13,301
Sales and marketing	17,042	15,222	52,371	33,311
Amortization of acquired intangible assets, related to sales and marketing	879	858	2,645	1,572
Research and development	864	3,035	5,750	9,235
General and administrative	5,673	5,202	14,089	19,419
Intangible asset impairment (Note 5)	42,728	—	42,728	—
Contingent consideration (Note 3)	(12,773)	(2,231)	(14,860)	(1,423)

Total operating expenses	59,888	27,110	118,354	75,415

Income (loss) from operations	(19,202)	10,315	1,788	16,780

Non-operating income (expense):
Interest and investment income	28	15	73	48
Interest and investment expense	(57)	(49)	(167)	(159)
Other (expense) income, net	(7)	(5)	(22)	6

Income (loss) before provision for income tax	(19,238)	10,276	1,672	16,675
(Benefit) provision for income tax	(5,696)	46	(4,085)	613

Net income (loss)	$(13,542)	$10,230	$5,757	$16,062

Basic net income (loss) per share	$(0.24)	$0.18	$0.10	$0.30
Diluted net income (loss) per share	$(0.24)	$0.17	$0.10	$0.28

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(13,542)	$10,230	$5,747	$16,062
Other comprehensive income:
Net change in unrealized gain (loss) and foreign currency translation on foreign currency denominated available-for-sale securities	9	(41)	9	(6)
Foreign currency translation	698	667	344	1,449

Total other comprehensive income	707	626	353	1,443

Total comprehensive income (loss)	$(12,835)	$10,856	$6,110	$17,505

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011

Operating activities:
Net income	$5,757	$16,062
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	3,199	2,130
Depreciation and amortization	3,246	1,911
Intangible asset impairment	42,728	—
Change in fair value of contingent consideration	(14,860)	(1,423)
Deferred taxes, net	(7,052)	(871)
Other long-term liabilities	(199)	(456)
Changes in operating assets and liabilities:
Accounts receivable, net	5,252	(12,264)
Inventories	2,690	(2,017)
Prepaid expenses and other assets	565	604
Accounts payable	(3,703)	(2,279)
Accrued and other current liabilities	3,329	2,713

Net cash provided by operating activities	40,952	4,110

Investing activities:
Acquisition of NovaMed, net of cash acquired	—	(21,257)
Purchases of available-for-sale investments	—	(1,580)
Proceeds from the sale or maturities of available-for-sale investments	—	3,725
Purchases of property and equipment	(1,036)	(558)

Net cash used in investing activities	(1,036)	(19,670)

Financing activities:
Repurchase of common stock	(18,465)	—
Repayment of line of credit	(2,500)	—
Increase in restricted cash related to line of credit	(2,300)	—
Proceeds from issuances of common stock	3,250	6,019

Net cash (used in) provided by financing activities	(20,015)	6,019

Effect of exchange rate changes on cash and cash equivalents	(12)	145

Net increase (decrease) in cash and cash equivalents	19,889	(9,396)
Cash and cash equivalents, beginning of period	66,654	53,017

Cash and cash equivalents, end of period	$86,543	$43,621

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$1,178	$767

Interest and unused line fees paid related to line of credit	$125	$126

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Customer Concentration

The People’s Republic of China (“China”) uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. Product sales revenues result from the sale of the Company’s proprietary or in-licensed products to importing agents and distributors. Promotion services revenues result from fees received for exclusively promoting products for certain partners. These importing agents, distributors and partners are the Company’s customers.

For the three months ended September 30, 2012 and 2011, revenues to three and two customers in China accounted for 86% of the Company’s revenues. For the nine months ended September 30, 2012 and 2011, revenues from three customers in China accounted for 88% and 92%, respectively, of the Company’s revenues. No other customer accounted for more than 10% during the three or nine months ended September 30, 2012 or 2011. The Company’s two largest customers were the same for both periods. A third party holds a majority interest in the Company’s largest customer. As of September 30, 2012, approximately $35.6 million, or 96%, of the Company’s accounts receivable were attributable to five customers in China. The Company generally does not require collateral from its customers.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company earns product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales are recognized when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors. The Company considers the levels of channel inventory as well as the risk of concessions in concluding whether fees due pursuant to an arrangement to sell products to an importer or distributor are fixed or determinable and collectible. Revenue is recognized only if the Company can reasonably estimate the effects of rights of return or other rights given to a distributor or conclude that it will not grant a future concession to the distributor.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income (loss) per share includes any dilutive impact from outstanding stock options, restricted stock units (“RSUs”) and the employee stock purchase plan using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(13,542)	$10,230	$5,757	$16,062

Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	56,617	58,331	57,184	54,044
Effect of dilutive securities	—	2,106	1,977	2,382

Weighted-average shares outstanding used to compute diluted net income (loss) per share	56,617	60,437	59,161	56,426

Basic net income (loss) per share	$(0.24)	$0.18	$0.10	$0.30
Diluted net income (loss) per share	$(0.24)	$0.17	$0.10	$0.28

For the three months ended September 30, 2012 and 2011, outstanding stock options and RSUs for 5,298,836 and 2,744,796 shares, respectively, were excluded from the calculation of diluted net income (loss) per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended September 30, 2012 and 2011, shares subject to market or performance conditions of 112,500 and 280,000, respectively, were excluded from the calculation of diluted net income (loss) per share because the performance or market criteria had not been met. For the nine months ended September 30, 2012 and 2011, outstanding stock options and RSUs for 3,272,577 and 2,796,688 shares, respectively, were excluded from the calculation of diluted net income (loss) per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the nine months ended September 30, 2012 and 2011, shares subject to market or performance conditions of 126,113 and 190,073, respectively, were excluded from the calculation of diluted net income (loss) per share because the performance or market criteria had not been met.

2.	Available-for-Sale Investments

The following is a summary of available-for-sale investments as of (in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$53,506	$—	$—	$53,506
Restricted Italian state bonds maturing in 2013	451	—	(77)	374

Total available-for-sale investments	$53,957	$—	$(77)	$53,880

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds maturing in 2013	450	—	(86)	364

Total available-for-sale investments	$32,299	$—	$(86)	$32,213

The cost of securities sold is based on the specific identification method.

The Company’s restricted Italian state bonds secure its Italian value added tax filing arrangements. The unrealized losses on the bonds mainly relate to loss on foreign currency translation. The Company has concluded that it has the ability and is more likely than not that it will hold its restricted Italian state bond investments until maturity or recovery of its cost basis.

The Company’s money market funds include $2.3 million of cash in a restricted account to secure a letter of credit associated with its loan agreement with Shanghai Pudong Development Bank Co. Ltd. Refer also to Note 6 for further information regarding the Company’s loan agreement.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents, and investments) and liability measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
Assets:
Money market funds	$53,506	$—	$—	$53,506
Restricted Italian state bonds	374	—	—	374

Total	$53,880	$—	$—	$53,880

Liability:
Contingent consideration	$—	$—	$562	$562

Total	$—	$—	$562	$562

	Fair Value Measurements at December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds	364	—	—	364

Total	$32,213	$—	$—	$32,213

Liability:
Contingent consideration	$—	$—	$15,400	$15,400

Total	$—	$—	$15,400	$15,400

Contingent Consideration

As part of the acquisition of NovaMed, the Company may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). Under the Agreement, the earn-out is based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out provisions provide that: (i) if cumulative revenue in China for legacy NovaMed products for the two fiscal years ending December 31, 2012 exceed $94.2 million, a cash payment ranging from $9.2 million to $11.5 million will be paid, with the full amount payable if such revenue is $117.8 million or more; and (ii) if adjusted EBITDA for the two year period ending December 31, 2012 exceeds $91.8 million, a cash payment from $17.2 million to $21.5 million will be paid with the full amount payable if such adjusted EBITDA is $137.8 million or more. Adjusted EBITDA is defined in the Agreement to exclude certain expenses which are not generally related to operating results in China, including SciClone’s US research and development expense, certain share-based compensation, license fees paid by SciClone for new products, certain legal and advisory fees related to the Agreement or to change-in-control transactions, and certain fees and expenses, including legal fees and governmental fines or settlements paid with respect to the pending formal, non-public investigation being conducted by the US Securities and Exchange Commission (“SEC”).

The earn-out provisions are subject to a number of adjustments and acceleration provisions. The total earn-out payments described above may be increased by $10.0 million (a total maximum contingent cash consideration of $43.0 million) or reduced by $10.0 million, depending upon whether the Company is able to achieve targets relating to the renewal of the Depakine services agreement with Sanofi. The earn-out payments are due 20 business days after completion of the Company’s audit for the fiscal year ending December 31, 2012. However, the earn-out payments may be accelerated in certain conditions. If there is a change-in-control of the Company before December 31, 2012, then the earn-out payment would become due and the payment would range between $11.5 million and $23.0 million depending upon achievement against the adjusted EBITDA and revenue targets through the date of the change-in-control. In addition, if either (i) Mark Lotter is terminated without cause (as defined in the Agreement) prior to December 31, 2012, or (ii) if the Company fails to meet certain obligations to appoint and retain Mark Lotter and Peter Barrett (or their replacements) on the Company’s Board through December 31, 2012, the earn-out payment would be deemed to be $23.0 million and would be due 20 business days after completion of the Company’s audit for the fiscal year ending December 31, 2012. If the earn-out obligations are accelerated, the payment of the specified earn-out amount satisfies all of the Company’s obligations under the earn-out and no further payment is due. The earn-out and acceleration provisions are subject to various limitations and conditions specified in the Agreement.

The Company uses the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration is subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value. The significant unobservable inputs used in the fair value measurement of the contingent consideration are revenue volatility of 40%; revenue discount rate of 20%; risk free rate of 0.13%; earn-out discount rate, including counterparty risk of 5%; estimates of projected revenues and earnings before taxes; and other assumptions regarding customer conditions, and probability of change of control and employment termination considerations. Significant increases (decreases) in the estimated revenues, earnings before taxes, customer conditions, and revenue volatility would result in a significantly higher (lower) fair value measurement. Generally, an increase (decrease) in the assumption used for revenue discount rate is accompanied by a decrease (increase) in the fair value of the contingent consideration.

The Company initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration is remeasured each quarter, and changes to the fair value are recorded to contingent consideration expense or gain. As of September 30, 2012, the Company estimated the fair value of the contingent consideration to be $0.6 million, resulting in a non-cash gain of $12.8 million and $14.9 million for the three- and nine-month periods ended September 30, 2012, respectively. The significant reduction in the valuation of the contingent consideration expense during the three months ended September 30, 2012 was primarily related to the decrease in the estimated probability of achieving targets relating to NovaMed’s product distribution agreements, including the renewal of the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement expires June 20, 2013. The Company is currently negotiating an extension of that agreement, but believes that any initial extension will be for less than a five-year term.

The following represents the change in the estimated fair value of the contingent consideration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contingent Consideration:
Balance at beginning of period	$13,325	$19,663	$15,400	$—
Fair value at acquisition date	—	—	—	18,870
Foreign currency translation	10	1	22	(14)
Change in the estimated fair value of the contingent consideration liability	(12,773)	(2,231)	(14,860)	(1,423)

Balance at end of period	$562	$17,433	$562	$17,433

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$1,999	$1,797
Work in progress	808	84
Finished goods	3,392	6,932

	$6,199	$8,813

5.	Intangible Assets

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

As part of the acquisition of NovaMed, the Company recorded intangible assets related to promotion and distribution contract rights that were included in the Company’s China segment. During the three months ended September 30, 2012, the Company identified impairment indicators related to the intangible assets. The Company determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. The Company further performed a discounted cash flow analysis related to the intangible assets and determined that a full impairment should be recorded. As a result, the Company recognized a non-cash impairment loss of approximately $42.7 million on its Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2012.

The Company recorded a net benefit for income tax of $5.7 million and $4.1 million for the three- and nine-month periods ended September 30, 2012, respectively, primarily due to the impairment of intangible assets, which resulted in a reversal of deferred tax liabilities, partially offset by the impact of recording a full valuation allowance on any remaining NovaMed deferred tax assets.

6.	Loan Agreement

In August 2012, the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd., entered into a loan agreement with Shanghai Pudong Development Bank Co. Ltd. for 12.5 million renminbi (approximately $2.0 million USD). As of September 30, 2012, no borrowings were outstanding on the loan. The loan is secured by a $2.3 million letter of credit. The Company is required to maintain $2.3 million of cash in a restricted bank account to secure the letter of credit. The loan bears interest on borrowed funds at 7.5% and expires August 29, 2013. Any amounts borrowed must be repaid by the expiration date.

7.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued sales and marketing expenses	$7,657	$6,192
Accrued taxes, tax reserves and interest	4,843	3,267
Accrued compensation and benefits	3,217	4,409
Accrued professional fees	1,441	666
Accrued clinical trial expense	312	797
Accrued manufacturing costs	971	251
Other	2,080	1,610

	$20,521	$17,192

8.	Reduction in Workforce

In March 2012, the Company implemented a reduction in its workforce of 11 full-time employees, primarily in research and development. The restructuring follows the discontinuation of the Company’s SCV-07 phase 2b clinical trial. The reduction in workforce resulted in severance-related charges of approximately $1.0 million, of which no expense was recognized in the condensed consolidated statement of operations for the three-month period ended September 30, 2012, and $0.1 million and $0.9 million was recognized in general and administrative and research and development expense, respectively, in the condensed consolidated statement of operations for the nine-month period ended September 30, 2012. As of September 30, 2012, the Company had paid $0.7 million and had accrued $0.3 million of the severance-related charges. The Company had substantially completed its restructuring activities as of September 30, 2012.

9.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales and marketing	$353	$273	$969	$520
Research and development	71	97	249	252
General and administrative	739	511	1,981	1,358

	$1,163	$881	$3,199	$2,130

Stock Options

During the nine months ended September 30, 2012, the Company granted options to purchase a total of 1,887,000 shares of common stock and options to purchase 1,170,419 shares of common stock were exercised. As of September 30, 2012, there was approximately $8.5 million of unrecognized compensation expense cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average remaining period of approximately 2.63 years.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the performance-based awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected term of 5.22-5.28 years, volatility factor of 63.66-65.14%, and risk free interest rate of 0.96-1.96%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. If it is subsequently determined that the performance goal is not probable of achievement, the expense related to the performance-based option is reversed. For the three-month period ended September 30, 2012 and 2011, the Company recognized ($69,000) and $0, respectively, of (benefit) expense related to performance-based options. For the nine-month periods ended September 30, 2012 and 2011, the Company recognized ($7,000) and $0.1 million of (benefit) expense, respectively, related to performance-based options.

RSUs

During the nine months ended September 30, 2012, the Company granted 190,000 RSUs at a weighted average fair value at grant date of $6.49, and 43,863 RSUs vested. As of September 30, 2012, there was approximately $1.3 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 1.78 years.

Repurchase of Common Stock

In May 2012, the Company’s Board of Directors approved an increase of approximately $10.5 million to the existing $20 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to approximately $30.5 million. The Company repurchased and retired 1,838,202 and 3,419,431 shares at a cost of $9.5 million and $18.4 million during the three- and nine-month periods ended September 30, 2012, respectively. As of September 30, 2012, $8.7 million of the $30.5 million share repurchase program authorized by the Board was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

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

The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. The Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. Government investigations related to FCPA matters often result in the imposition of fines or penalties for the companies involved. However, due to the significant uncertainty as to the outcome of the investigation, the Company is unable to reasonably estimate the loss or range of loss that may be incurred. As of September 30, 2012, the Company has therefore not accrued a liability for the contingent loss related to the FCPA investigation. Any fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially impact the Company’s financial statements. The Company will continue to reassess the potential liability related to the investigations and adjust its estimates accordingly in future periods.

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. The operating income (loss) for the China segment includes the impairment charge on the intangible asset. Operating income (loss) for the Rest of the World segment includes the change in the fair value of the contingent consideration and all research and development expense for the Company’s SCV-07 trial, which was discontinued in the first quarter of 2012.

Summary information by operating segment for the three- and nine-month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
China:
Revenues	$39,675	$36,391	$117,560	$89,667
Operating income (loss)	$(29,414)	$16,286	$(3,528)	$35,382

Rest of the World (including the US):
Revenues	$1,011	$1,034	$2,582	$2,528
Operating income (loss)	$10,212	$(5,971)	$5,316	$(18,602)

Long-lived assets as of September 30, 2012 by operating segment are as follows (in thousands):

China	$33,274
Rest of the World (including the US)	947

$34,221

12.	Subsequent Event

The Company repurchased and retired 421,620 shares at a cost of $2.5 million from October 1, 2012 through November 6, 2012 under its share repurchase program. In November 2012, the Company’s Board of Directors approved an increase of $10.0 million to the existing $30.5 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to $40.5 million. As of November 6, 2012, $16.2 million of the total $40.5 million was available for future share repurchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales of current or anticipated products; the sufficiency of our resources to complete clinical trials and other new product development initiatives; government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing; the timing and outcome of clinical trials; prospects for ZADAXIN® and our plans for its enhancement and commercialization as well as our expectations regarding other products; future size of the worldwide hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets; research and development and other expense levels; the ability of our suppliers to continue financially viable production of our products; cash and other asset levels; the allocation of financial resources to certain trials and programs, and expenses related to litigation and regulatory investigations. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

SciClone Pharmaceuticals (NASDAQ: SCLN) is a revenue-generating, profitable, United States (“US”)-based, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases, cardiovascular, urological, respiratory, and central nervous system disorders. We are focused on continuing international sales growth through our strong sales and marketing efforts and growing our profitability. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we have built a solid reputation and established a strong brand through our many years of experience marketing our lead product, ZADAXIN. We believe our strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. We believe China will rank second among global pharmaceutical markets by 2016, with projected growth rates of 15% or more annually over the next several years. We seek to grow sales of our current product portfolio in the region while we leverage our strong cash position for product in-licensing.

We aim to expand our presence in China by increasing revenues from our key products, launching products in our pipeline, in-licensing additional products and adding new product services agreements. Our current portfolio spans major therapeutic areas including oncology, infectious diseases, cardiovascular, urological, respiratory and central nervous system disorders. We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) rest of the world, including the US.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer Inc. and Iroko Pharmaceuticals LLC. ZADAXIN has the highest margins in our portfolio as it is a premium proprietary product sold exclusively by SciClone. Aggrastat®, an in-licensed product, has higher margins than our products we promote under services agreements and we expect that revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, such as DC Bead®, Tramadol®, and ondansetron RapidFilm®, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. In the first quarter of 2012, we received notification of the approval in China of Tramadol for use in the treatment of moderate to severe pain. See Part II, Item 1 “Legal Proceedings” regarding the status of our agreement with MEDA Pharma GmbH & Co. KG (“MEDA”) regarding Tramadol and other products in development. Our “promotion services revenues” result from fees we receive for exclusively promoting products under services agreements with certain partners, including Sanofi and Baxter International, Inc. in China. We refer to these agreements as promotion agreements, service agreements and distribution contract rights. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for our exclusively promoted products, such as Depakine®, Stilnox®, and Tritace®. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those higher margin products. We are also attempting to improve margins under our product services agreements through changes in terms as we seek renewals of those agreements, as well as through managing expenses relating to generating our product services revenue.

SciClone’s ZADAXIN (thymalfasin) is approved in over 30 countries and may be used for the treatment of HBV, hepatitis C (“HCV”), and certain cancers, and as a vaccine adjuvant according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). To grow ZADAXIN sales to China, our sales force is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as midsize hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China which are the largest and generally have the most affluent populations. We are also seeking to expand the indications for which ZADAXIN is used, including sepsis.

SciClone’s marketed portfolio also includes Depakine, the most widely prescribed broad-spectrum anti-convulsant in China; Tritace, an ACE inhibitor for the treatment of hypertension; Stilnox, a fast-acting hypnotic for the short-term treatment of insomnia (marketed as Ambien® in the US); and Aggrastat, an intervention cardiology product launched in 2009.

SciClone is also pursuing the registration of several other therapeutic products in China. These include: DC Bead, an embolic drug-eluting bead for targeted delivery of cancer chemotherapy drugs directly to the tumor; Loramyc®, a mucoadhesive tablet formulation of miconazole lauriad to treat oropharyngeal candidiasis; Rapinyl®, a sublingual tablet formulation of fentanyl to treat breakthrough cancer pain; and RapidFilm, an oral film formulation of ondansetron to treat nausea induced by chemotherapy.

We acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”) on April 18, 2011 and our results of operations include the operations of NovaMed as of that date forward. Since the acquisition of NovaMed, we have put strategies in place designed to expand and strengthen our sales and marketing infrastructure in China, with the goal of meeting the growing demand for pharmaceuticals in the China market. The expansion of our sales force with the addition of more than 130 sales, marketing, and sales support representatives since last year, and organization of the sales force into business units focusing on ZADAXIN, primary care and oncology, were consistent with this goal. We believe that these strategies had a positive effect on our business in the year following the acquisition. However, we believe that several developments in the third quarter of 2012 had, or may yet have, material impacts on the growth rate of our business in China and the Company’s financial results in the second half of 2012. We are responding to these developments by taking actions to strengthen our business and improve our financial performance in subsequent quarters. These developments pertain to: a reduction in the retail price for ZADAXIN and other products that occurred later in the year than expected; the channel inventory of ZADAXIN; NovaMed acquisition matters, including our licensing and product services agreements with third parties and contingent consideration remeasurement; issues in internal control over financial reporting primarily within the NovaMed subsidiary; and management turnover.

Price Reduction for ZADAXIN and Other Products

ZADAXIN’s national reimbursement retail list price in China was recently reviewed by regulatory authorities consistent with the China government’s review of pharmaceutical prices once a product has been included into the Reimbursement Drug List (“RDL”). As a result of this review, the retail list price (or the price at the hospital pharmacy level) of ZADAXIN was reduced by approximately 18% in China. The reduction was announced September 2012 and become effective October 8, 2012. Based on an agreement with our primary importer of ZADAXIN into China, our importer will take a larger share of the price reduction impact, and the actual impact on SciClone’s revenue and margins is expected to be less than a 5% decrease in our future sales price of ZADAXIN to the importer in China. In exchange for this favorable arrangement, we expanded exclusivity for the importer. In addition, the National Development and Reform Commission (“NDRC”) price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter were reduced ranging from 10 to 20%.

We have not negotiated any particular arrangement regarding the sharing of these price reductions for products other than ZADAXIN with our partners, but generally, under our agreements, the effect on our per unit revenues would be approximately half of the reduction in price at the retail level.

Over the long term, we anticipate that the price reductions may positively affect our sales volumes and result in broader penetration into Tier 3 and Tier 2 cities in target geographies, potentially increasing our total sales revenues from these products.

ZADAXIN Inventory and Sales

China uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. Our product sales revenues result from the sale of our products to our customers, the importing agents and distributors. It takes approximately seven weeks for our customers to clear a shipment of ZADAXIN through the importation process for sale in China. Our customers tend to purchase infrequent large orders of ZADAXIN inventory to facilitate the distribution and sale to Chinese hospital pharmacies. The timing of infrequent large orders may significantly affect the ZADAXIN channel inventory levels and may cause fluctuations to our reported sales and profitability for each quarterly period.

During the third quarter and particularly in September 2012, we estimate there was an increase of approximately $14 million in ZADAXIN channel inventory levels. We believe the overall market for thymalfasin has continued to grow, but that our strategy of increasing demand for ZADAXIN through various measures, including the expansion of our ZADAXIN sales force, has not led to the increased demand for ZADAXIN in the hospital pharmacies we anticipated in 2012. We continue to believe that we can increase penetration in the market and grow demand for ZADAXIN. During the nine months ended September 30, 2012, we believe that our sales to our customers have exceeded the pace at which our customers have been able to sell ZADAXIN through to other parties, primarily hospital pharmacies. During the six months ended June 30, 2012, we believe that the levels of ZADAXIN channel inventory grew moderately. During the three months ended September 30, 2012, we believe that the levels of ZADAXIN channel inventory grew significantly. We estimate that approximately $14 million of our revenue recognized in the three months ended September 30, 2012 related to the increase of ZADAXIN channel inventory levels at our customers in China. This increase in ZADAXIN channel inventory may adversely affect our revenue in future quarters.

We have revised and we are implementing changes in our strategy for ZADAXIN market penetration. In addition, we believe that our sales organization’s efforts may have been affected by changes to and turnover in senior management. We are recruiting experienced new senior-level sales and other management, particularly following the announced departures of two of our senior executives in China. We are also taking other measures which may address the channel build up, including working with one importer on an exclusive basis and implementing various programs to expand market demand. There may be additional departures among senior sales personnel in our ZADAXIN business unit. During this transition period, if we are unable to achieve our objectives for increased demand, we may experience declines in our quarterly sales revenue in the near term and our sales and profitability for the next few quarters may significantly decrease.

To expand market penetration and growth, particularly for ZADAXIN, we are widening our market strategies by targeting numerous smaller hospitals as well as hospitals that are in more rural areas. We are also piloting a program for “cross selling” ZADAXIN with our oncology sales force to further leverage their market reach. The implementation of these strategies has commenced in the fourth quarter. These additional strategies are intended to positively affect sales growth over the next several quarters. In addition, we have already been successful in making significant changes in our China organization with the recruitment of additional senior level management, and we are aggressively recruiting additional management for our China operations to address recent departures. Our recent and continuing executive recruiting is intended to bring added multi-national pharmaceutical company experience in the China market to grow ZADAXIN sales, to manage profitability and to improve and implement our sales strategies.

NovaMed: Intangible Asset Impairment; Contingent Consideration Remeasurement

We acquired NovaMed on April 18, 2011, and our results of operations include the operations of NovaMed as of that date forward. The acquisition increased our portfolio of commercial and development-stage products through exclusive licensing and product service agreements with a number of leading pharmaceutical companies. However, although revenues from the NovaMed business have grown since the acquisition, and are expected to continue to grow in the fourth quarter, overall revenue growth and profitability have not met our expectations as forecast at the time of the acquisition. This condition is considered to be an impairment indicator with respect to the intangible assets related to our promotion and distribution contract rights. We determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. We further performed a discounted cash flow analysis related to the intangible assets and determined that a full impairment should be recorded. As a result, we recognized a non-cash impairment loss of approximately $42.7 million on our Condensed Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2012.

Certain of our product services agreements with third parties will be expiring over the next several months unless renewed, extended or re-negotiated; most importantly, our agreement with Sanofi to promote Depakine expires on June 30, 2013. We are actively negotiating renewals or extensions of these agreements. We are also in the process of assessing the financial performance of the products we promote under these agreements and their overall value within our entire portfolio of products. We are also assessing the terms and conditions of our agreements with the intent to secure more favorable terms to us relative to profitability. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not re-negotiate, renew or extend the agreements on terms acceptable to us, our revenues and profitability would be adversely affected.

We continue to seek to establish profitable in-licensing arrangements for approved or late-stage branded, well-differentiated products that if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our objective is to in-license products with higher margins that can augment our product sales revenue, and we continue to explore opportunities to optimize our promotion services revenues. We are also working on the final stage of the regulatory approval in China for our in-licensed candidate DC Bead, and on the approval process for our other product candidates, all of which are in clinical trials or in other stages of the regulatory approval process in China.

The terms of our acquisition of NovaMed provided for the payment of an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration is remeasured each quarter, and changes to the fair value are recorded to contingent consideration expense or gain. As of September 30, 2012, we estimated the fair value of the contingent consideration will be $0.6 million, resulting in a non-cash gain of $12.8 million and $14.9 million for the three- and nine-month periods ended September 30, 2012, respectively. The significant reduction in the valuation of the contingent consideration expense during the third quarter was primarily related to the decrease in the estimated probability of achieving targets relating to NovaMed’s product distribution agreements, including the renewal of the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement expires in June 2013. We currently are negotiating an extension of that agreement, but believe that any initial extension will be for less than a five-year term.

Internal Control Issues – Material Weakness

During the quarter ended September 30, 2012, we identified deficiencies in the design and operation of controls primarily associated with our Aggrastat product line related to product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed subsidiary. These deficiencies were identified through the performance of controls and processes recently implemented at our NovaMed subsidiary as part of our process supporting our assessment of internal control over financial reporting in 2012. We have concluded the aggregation of these deficiencies is a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For the three- and nine-month periods ended September 30, 2012, we recorded adjustments to correct identified misstatements in the condensed consolidated financial statements related to accrued liabilities for product returns, cost of sales, and sales and marketing expenses. We continue to seek ways to strengthen operation of our controls at our NovaMed subsidiary, including the recent hiring of our Chief Financial Officer, China Operations who joined the Company in the third quarter of this year. We have terminated personnel who were involved in the override of certain controls in the financial statement close process at our NovaMed subsidiary that resulted in the material weakness. Our investigation of this situation continues, and we may experience additional turnover as a result.

Management Turnover

We recently announced departures of key personnel from our NovaMed subsidiary, including the individual who is our Chief Executive Officer of SciClone’s China operations and former CEO of NovaMed who announced he will resign prior to December 31, 2012, and our Chief Operating Officer in China who left the Company in October 2012. There may be additional departures among senior sales personnel in our business units. We are recruiting executives to address these departures and to expand and strengthen our China operations.

Other Ongoing Third Quarter Matters

We were developing SCV-07 in a phase 2b clinical trial for the prevention of oral mucositis (“OM”). On March 2, 2012, we announced the discontinuation of this trial based on the pre-planned interim analysis results that indicated the trial would not meet the pre-specified efficacy endpoints, and our intention to further curtail our US-based development efforts. In March 2012, we implemented a reduction in our workforce of 11 full-time employees, primarily in research and development, and recorded severance-related charges of approximately $1.0 million, of which approximately $0.1 million and $0.9 million were recognized to general and administrative and research and development expense, respectively, for the nine-month period ended September 30, 2012. We have substantially completed the restructuring.

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of SciClone regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. The Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Footnote 10 “Other Corporate Matters” and Part II, Item 1 “Legal Proceedings” in this Form 10-Q for further information regarding the investigation and remedial measures, and related litigation.

We believe our cash and investments as of September 30, 2012 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

Product Sales	$32,130	$30,433	6%	$95,596	$79,484	20%
Promotion Services	8,556	6,992	22%	24,546	12,711	93%

Total Net Revenues	$40,686	$37,425	9%	$120,142	$92,195	30%

Product sales were $32.1 million for the three-month period ended September 30, 2012, compared to $30.4 million for the corresponding period in 2011. The increase of $1.7 million, or 6%, for the three-months ended September 30, 2012, compared to the same period in the prior year, was primarily attributable to increased sales of ZADAXIN, partially offset by decreased revenues of approximately $1.6 million due to the impact of the ZADAXIN price reduction. ZADAXIN sales were $31.2 million for the three-month period ended September 30, 2012, compared to $27.9 million for the corresponding period of 2011. During the three months ended September 30, 2012, we believe that the levels of ZADAXIN channel inventory grew significantly. We estimate that approximately $14 million of our revenue recognized in the three months ended September 30, 2012 related to the increase of ZADAXIN channel inventory levels at our customers in China. This increase channel inventory may adversely affect our revenue in future quarters. Product sales were $95.6 million for the nine-month period ended September 30, 2012, compared to $79.5 million for the corresponding period in 2011. The increase of $16.1 million, or 20%, for the nine-months ended September 30, 2012, compared to the same period in the prior year, was primarily attributable to increased sales of ZADAXIN product sales. ZADAXIN sales were $91.4 million for the nine-month period ended September 30, 2012, compared to $75.1 million for the corresponding period of 2011.

Promotion services revenue was $8.6 million, for the three-month period ended September 30, 2012, compared to $7.0 million for the corresponding period in 2011, and related to the distribution of products under promotional contracts. Promotion services revenue increased $1.6 million mainly related to Depakine sales. Promotion services revenue was $24.5 million, for the nine-month period ended September 30, 2012, compared to $12.7 million for the corresponding period in 2011. The increase of $11.8 million reflects the addition of promotion services revenue as a result of the acquisition of NovaMed in April 2011 and also reflects an increase in Depakine product sales in the nine-month period ended September 30, 2012.

Total China revenues were $39.7 million, or 98% of total revenues for the three-month period ended September 30, 2012, compared to $36.4 million, or 97% of total revenues for the corresponding period in 2011. Total China revenues were $117.6 million, or 98% of total revenues for the nine-month period ended September 30, 2012, compared to $89.7 million, or 97% of total revenues for the corresponding period in 2011.

For the three-month period ended September 30, 2012, revenues to three customers in China accounted for approximately 54%, 20% and 12% of our revenues. For the three-month period ended September 30, 2011, revenues to two customers in China accounted for approximately 69% and 18% of our revenues. For the nine-month period ended September 30, 2012, revenues to three customers in China accounted for approximately 53%, 19% and 16% of our revenues. For the nine-month period ended September 30, 2011, revenues to three customers in China accounted for approximately 59%, 19% and 13% of our revenues. Our experience with our largest customers has been good and we anticipate that we will continue to sell a majority of our product to them.

We expect total revenues and cost of product sales to increase in 2012 compared to 2011 due to increased unit sales of ZADAXIN into China, partially offset by the impact of the price reduction of ZADAXIN, and as a result of the addition of revenues from NovaMed’s product portfolio. However there are several factors that may affect our revenues as described below.

ZADAXIN’s national reimbursement retail list price in China was recently reviewed by regulatory authorities and as a result the retail list price of ZADAXIN has been reduced. We expect the impact of this reduction to be less than a 5% decrease in our future sale price of ZADAXIN to the importer in China. The reduction was announced September 2012 and became effective October 8, 2012.

China uses a tiered method to import and distribute products. The distributors make the sales in the country, but the product is imported for them by licensed importers. Our product sales revenues result from the sale of the Company’s proprietary or in-licensed products to importing agents or distributors. Our promotion services revenues result from fees received for exclusively promoting products for certain partners. These importing agents, distributors and partners are the Company’s customers. It takes approximately seven weeks for our customers to clear a shipment of ZADAXIN through the importation process for sale in China. Our customers tend to purchase infrequent large orders of ZADAXIN inventory to facilitate the distribution and sale to Chinese hospital pharmacies. The timing of infrequent large orders may significantly affect the ZADAXIN channel inventory levels and may cause fluctuations to our reported sales and profitability for each quarterly period.

During the third quarter and particularly in September 2012, we estimate that there was an increase of approximately $14 million in ZADAXIN channel inventory levels. We believe the overall market for thymalfasin has continued to grow, but that our strategy of increasing demand for ZADAXIN through various measures, including the expansion of our ZADAXIN sales force, has not led to increased demand for ZADAXIN in the hospital pharmacies we anticipated in 2012. We continue to believe that we can increase penetration in the market and grow demand for ZADAXIN. We believe the uncertainty around the timing of the ZADAXIN price reduction had a dampening effect on sales growth to the hospital pharmacies during 2012. During the nine months ended September 30, 2012, we believe that our sales to our customers have exceeded the pace at which our customers have been able to sell ZADAXIN through to other parties, primarily hospital pharmacies. During the six months ended June 30, 2012, we believe that the levels of ZADAXIN channel inventory grew moderately. During the three months ended September 30, 2012, we believe that the levels of ZADAXIN channel inventory grew significantly. We estimate that approximately $14 million of our revenue recognized in the three months ended September 30, 2012 related to the increase of ZADAXIN channel inventory levels at our customers in China. This increase in channel inventory may adversely affect our revenue in future quarters.

We have revised and we are implementing changes in our strategy for ZADAXIN market penetration. In addition, we believe that our sales organization’s efforts may have been affected by turnover, particularly at senior management levels. We are recruiting experienced new senior-level sales and other management, particularly following the announced departures of two of our senior executives in China. We are also taking other measures which may address the channel build up, including working with one importer on an exclusive basis and implementing various programs to expand market demand. We anticipate additional departures including among senior sales personnel in our ZADAXIN business unit. During this transition period, and if we are unable to achieve our objectives for increased demand, we may experience fluctuations in our quarterly sales revenue in the near term and our sales and profitability for the next few quarters may significantly decrease as compared to the preceding quarter.

Certain of our product services agreements with third parties will be expiring over the next several months unless renewed, extended or re-negotiated; most importantly, our agreement with Sanofi to promote Depakine expires on June 30, 2013. We are actively negotiating renewals or extensions of these agreements. We are also in the process of assessing the financial performance of the products we promote under these agreements and their overall value within our entire portfolio of products. We are also assessing the terms and conditions of our agreements with the intent to secure more favorable terms to us relative to profitability. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not re-negotiate, renew or extend the agreements on terms acceptable to us, our revenues and profitability would be adversely affected.

Cost of Product Sales:

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

Cost of Product Sales	$5,475	$5,024	9%	$15,631	$13,301	18%

Cost of product sales was $5.5 million and $5.0 million for the three-month periods ended September 30, 2012 and 2011, respectively. ZADAXIN cost of sales were $4.7 million for the three-month period ended September 30, 2012, compared to $3.8 million for the corresponding period in 2011. Gross margin for ZADAXIN was 84.9% and 86.3% for the three months ended September 30, 2012 and 2011, respectively. The decrease in gross margin for ZADAXIN for the three-month period ended September 30, 2012, compared to the three-month period ended September 30, 2011, was due primarily to a lower ZADAXIN average sale price.

Cost of product sales were $15.6 million for the nine-month period ended September 30, 2012, compared to $13.3 million for the same period in the prior year. The increase of $2.3 million, or 18%, for the nine-month period ended September 30, 2012 compared to the same period in the prior year was attributable to higher ZADAXIN sales and the addition of NovaMed cost of product sales as a result of the acquisition of NovaMed. ZADAXIN cost of sales was $13.1 million for the nine-month period ended September 30, 2012, compared to $12.0 million for the corresponding period in 2011. Gross margin for ZADAXIN was 85.7% and 84.1% for the nine months ended September 30, 2012 and 2011, respectively. The increase in gross margin for ZADAXIN for the nine-month period ended September 30, 2012, compared to the nine-month period ended September 30, 2011, was due primarily to lower ZADAXIN per vial production costs mainly as a result of manufacturing volume efficiencies, partially offset by a lower ZADAXIN average sale price.

We expect our ZADAXIN cost of product sales and gross margins to fluctuate from period to period depending upon the level of sales and price of our products, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory, and the timing of other inventory period costs such as manufacturing process improvements for the goal of future cost reductions, but expect it to be comparable for the remainder of 2012.

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Sales and Marketing	$17,042	$15,222	12%	$52,371	$33,311	57%

Sales and marketing expenses for the three months ended September 30, 2012 increased by $1.8 million, or 12%, compared to the same period in 2011. Sales and marketing expenses for the nine months ended September 30, 2012 increased by $19.1 million, or 57%, compared to the same period in 2011. For the nine month period ended September 30, 2012, we recorded nine months of sales and marketing expense for NovaMed, compared to the same period of 2011 that included sales and marketing expenses for NovaMed from the date of acquisition on April 18, 2011 through September 30, 2011. Increases in sales and marketing expenses for both the three- and nine-month periods related to increased growth in China of over 130 additional sales, marketing and sales support professionals since last year, and in support of our commercial efforts to expand more deeply and widely throughout the China market. We expect sales and marketing expenses to be higher in 2012 compared to 2011 due to increased sales efforts of ZADAXIN and Depakine, primarily in China, and the addition of NovaMed sales and marketing expenses as a result of our acquisition of NovaMed.

Amortization and Impairment of Acquired Intangible Assets:

For the three- and nine-months ended September 30, 2012, we recognized $0.9 million and $2.6 million, respectively, in amortization of acquired intangible assets expense, compared to $0.9 million and $1.6 million for the three- and nine-months ended September 30, 2011, respectively. Amortization of acquired intangible assets reflects the amortization of promotion and distribution contract intangible assets acquired as part of the NovaMed acquisition on April 18, 2011.

During the third quarter ended September 30, 2012, we identified an impairment indicator with respect to the intangible assets related to our promotion and distribution contract rights. We determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. We further performed a discounted cash flow analysis related to the intangible assets and determined that a full impairment should be recorded. As a result, we recognized a non-cash impairment loss of approximately $42.7 million for the three- and nine-month periods ended September 30, 2012. No further amortization expense will be recorded in future periods related to our acquired intangible assets.

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Research and Development	$864	$3,035	–72%	$5,750	$9,235	–38%

R&D expenses for the three months ended September 30, 2012 decreased by $2.2 million, or 72%, compared to the same period in 2011, and R&D expenses for the nine months ended September 30, 2012 decreased by $3.5 million, or 38%, compared to the same period in 2011. On March 2, 2012, we announced the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe OM based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints. The decreases in R&D expenses for both the three- and nine-month periods ended September 30, 2012, as compared to the same periods in 2011, related primarily to the discontinuation of this trial. These decreases were offset partially by employee severance costs of $0 and $0.9 million recognized to R&D expenses for the three- and nine-month periods ended September 30, 2012, respectively.

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

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
General and Administrative	$5,673	$5,202	9%	$14,089	$19,419	–27%

General and administrative expenses for the three-month period ended September 30, 2012 increased by $0.5 million, or 9%, compared to the same period in 2011. The increase was attributable to higher professional expenses related to legal, accounting and tax matters. General and administrative expenses for the nine-month period ended September 30, 2012 decreased by $5.3 million, or 27%, compared to the same period in 2011. The decrease was attributable to $3.8 million lower NovaMed acquisition-related costs, lower corporate and legal expenses related to the SEC and DOJ investigations and shareholder litigations that had been filed following the announcement of those investigations, and lower professional expenses primarily for tax consulting services, offset partially by increased general and administrative expenses related to NovaMed as a result of our acquisition of NovaMed on April 18, 2011.

We expect our general and administrative expenses will decrease in 2012 compared to 2011 primarily as a result of lower legal, accounting and professional expenses, partially offset in the fourth quarter by increased expenses as a result of the matters underlying our material weakness in internal controls and an increase in expenses related to our arbitration with MEDA and negotiations or arbitration regarding our claim for indemnification against the former stockholders of NovaMed. We cannot predict whether any potential settlement with the SEC and DOJ and any resulting fine or penalty could affect our expenses or the timing thereof. We do not expect to incur any significant acquisition-related costs in 2012, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future. See Part II, Item 1 “Legal Proceedings”.

Contingent Consideration:

As part of the acquisition of NovaMed, we may be required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration is re-measured each quarter, and changes to the fair value are recorded to contingent consideration expense or gain. As of September 30, 2012, we estimated the fair value of the contingent consideration will be $0.6 million, resulting in a gain of $12.8 million and $14.9 million for the three- and nine-months ended September 30, 2012, respectively, compared to a gain of $2.2 million and $1.4 million recorded for the three-and nine month periods ended September 30, 2011, respectively. Our fair value estimates are based on a variety of factors that may significantly fluctuate from period to period, including the likelihood that earn-out targets will be achieved and present value factors associated with the timing of the earn-out targets, and may result in significant fluctuations to contingent consideration expense in the future. The earn-out provisions are subject to a number of adjustments and acceleration provisions. The total earn-out payments may be increased by $10.0 million or reduced by $10.0 million, depending upon whether the Company is able to achieve targets relating to product distribution agreements. In the third quarter of 2012, the significant reduction in the valuation of the contingent consideration expense was primarily related to the decrease in the estimated probability of achieving targets relating to NovaMed’s product distribution agreements, including the renewal of the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement expires in June 2013. We currently are negotiating an extension of that agreement, but believe that any initial extension will be for less than a five-year term.

(Benefit) Provision for Income Tax:

The (benefit) provision for income tax relates to our foreign operations in China. The benefit for income tax was $5.7 million for the three-month period ended September 30, 2012, compared to $46,000 of expense for the three-month period ended September 30, 2011. The benefit for income tax was $4.1 million for the nine-month period ended September 30, 2012, compared to expense of $0.6 million for the nine-month period ended September 30, 2011. The tax benefit increased $5.7 million for the three-month period and $4.7 million for the nine-month period ended September 30, 2012, compared to the same periods in 2011, primarily related to the reversal of deferred tax liabilities due to the impairment loss of approximately $42.7 million recorded related to our intangible assets, partially offset by the impact of recording a full valuation allowance on NovaMed deferred tax assets, and by increased tax expense related to growth in our China operations. Our statutory tax rate in China was 24-25% in 2011 and 2012. We expect that our tax expense will decrease in 2012 compared to 2011 due to the tax benefits recorded during the third quarter of 2012.

Liquidity and Capital Resources

The majority of our sales are to importers and distributors in China where our accounts receivable collections have standard credit terms generally ranging from 60 to 180 days.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	September 30, 2012	December 31, 2011

Cash and investments	$86,543	$66,654

As of September 30, 2012, we had $86.5 million in cash and investments of which $70.1 million was located in subsidiaries of the Company outside the US. Cash held by subsidiaries outside the US is held primarily in US dollars. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations which may include in-licensing new products, particularly for China, and for potential acquisitions. Generally, we consider such cash to be permanently reinvested in our foreign operations. Based on our current operating plan for the next 12 months, we do not anticipate the repatriation of cash held by foreign subsidiaries, if any, would result in payment of US Federal taxes.

	Nine Months Ended
	September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$40,952	$4,110
Investing activities	$(1,036)	$(19,670)
Financing activities	$(20,015)	$6,019

Net cash provided by operating activities was $41.0 million for the nine months ended September 30, 2012 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, intangible asset impairment, the change in the fair value of the contingent consideration, and changes in operating assets and liabilities. Such changes included a $5.3 million increase in cash received from customers for accounts receivable, and a $2.7 million planned reduction in inventory levels in anticipation of the renewal of our ZADAXIN China import license. Import drug licenses are routinely subject to renewal every five years to continue sales into China, and the next renewal is expected to occur in 2013. We expect to modify our label with the next renewal, and are managing our inventory levels accordingly. The changes also included a $3.7 million decrease in accounts payable related to payments for products sold under marketing agreements and the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe OM, offset by a $3.3 million increase in accrued liabilities mainly related to increases in sales and marketing and tax accruals.

Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 2011 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included a decrease in cash received for accounts receivable of $12.3 million related to increases in sales volume and normal fluctuations in the timing of customer receipts. Changes also included an increase in inventory levels of $2.0 million related to higher stock levels to support increased demand for ZADAXIN product.

Net cash used in investing activities was $1.0 million and $20.0 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, cash used in investing activities was related to the purchases of property and equipment. For the nine months ended September 30, 2011, cash used in investing activities was primarily related to the acquisition of NovaMed for a net cash use of approximately $21.3 million, and to a lesser extent related to the sale of available-for-sale investments, net of purchases of available-for-sale investments, and purchases of property and equipment.

Net cash (used in) provided by financing activities was ($20.0) million and $6.0 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we used $18.5 million to repurchase and retire approximately 3.4 million shares of our common stock under our stock repurchase program, $2.5 million for the repayment of borrowings on our loan and security agreement with Silicon Valley Bank (“SVB”) (“the Credit Facility”), and we used $2.3 million for restricted cash to secure a letter of credit related to our loan agreement with Shanghai Pudong Development Bank Co. Ltd. For the nine months ended September 30, 2012 and 2011, we also received $3.3 million and $6.0 million, respectively, of proceeds from the issuances of common stock made under our stock award plans.

The following summarizes our future contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	6,406	3,316	2,658	418	14
Purchase obligations (2)	13,992	13,992	—	—	—
Contingent consideration (3)	562	562	—	—	—
Uncertain tax position (4)	3,119	—	—	—	—

Total	$24,079	$17,870	$2,658	$418	$14

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)	As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. The timing of the contingent consideration payment, if any, is dependent upon several factors, including whether there is a change-in-control. The contingent consideration is expected to be paid no later than the first half of 2013.
(4)	As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for uncertain tax positions will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

Our loan and security agreement with Silicon Valley Bank (“SVB”) (“the Credit Facility”) for a financing facility up to $15 million expired on October 1, 2012. As of September 30, 2012, there were no borrowings on the Credit Facility. The Credit Facility bore interest on borrowed funds at the bank’s prime rate plus 1.25% (5.25% at September 30, 2012) on outstanding balances.

In August 2012, our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. entered into a loan agreement with Shanghai Pudong Development Bank Co. Ltd to borrow up to 12.5 million renminbi (approximately $2.0 million USD as of September 30, 2012). As of September 30, 2012, there were no borrowings under the loan agreement. The loan agreement is secured by a $2.3 million letter of credit. We are required to maintain $2.3 million of cash in a restricted bank account to secure the letter of credit. The loan agreement bears interest on borrowed funds at 7.5% and expires August 29, 2013. Any amounts borrowed must be repaid by the expiration date.

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

In May 2012, we announced that our Board of Directors has approved an increase of $10.5 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception in October 2011 to $30.5 million. Under this program, we repurchased and retired approximately 4.2 million shares at a cost of $21.8 million through September 30, 2012. As of September 30, 2012, $8.7 million of the $30.5 million share repurchase program authorized by our Board was available for future share repurchase. Subsequent to September 30, 2012, our Board of Directors approved an additional increase of $10.0 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception to $40.5 million, and as of November 6, 2012 the total remaining available for repurchase was $16.2 million. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

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

We intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations, in-licensing new products, particularly for China, and potential acquisitions. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings, if any, will be sufficient to in-license additional products. The need, timing and amount of any such financing would depend upon numerous factors, including the status of the pending regulatory investigations and pending litigations, the level and price of our products, the timing and amount of manufacturing costs related to our products, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

For a discussion of the Company’s significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Measurement of Intangible Assets

Intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our policy is to identify and record impairment losses on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. It is our policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

As part of the acquisition of NovaMed, we recorded intangible assets related to promotion and distribution contract rights. The promotion and distribution contracts expire in one to ten years, with the majority expiring in one to two years, but are subject to renewal or extension. The estimated useful life was approximately 13.5 years. However, although revenues from the NovaMed business have grown since the acquisition, and are expected to continue to grow in the fourth quarter, overall revenue growth and profitability have not met the Company’s expectations at the time of the acquisition. This condition is considered to be an impairment indicator with respect to the intangible assets related to our promotion and distribution contract rights. The Company determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. The Company further performed a discounted cash flow analysis related to the intangible assets and determined that a full impairment should be recorded. As a result, the Company recognized a non-cash impairment loss of approximately $42.7 million for the three- and nine-month periods ended September 30, 2012.

Product Revenue

The Company earns product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales are recognized when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors. During the third quarter and particularly in September 2012, the Company estimated that there was a significant increase of approximately $14 million in ZADAXIN channel inventory levels. The Company considers the levels of channel inventory as well as the risk of concessions in concluding whether fees due pursuant to an arrangement to sell products to an importer or distributor are fixed or determinable and collectible. Revenue is recognized only if the Company can reasonably estimate the effects of rights of return or other rights given to a distributor or conclude that it will not grant a future concession to the distributor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2012 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December  31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us and our consolidated subsidiaries as required to be disclosed in the reports we file and submit under the Exchange Act as of September 30, 2012 due to the material weakness disclosed below. In particular, the Company’s policies and procedures were not sufficient to give reasonable assurance that matters involving product returns reserves related to our NovaMed subsidiary were correctly calculated and recorded and that certain controls in the financial statement close process related to our NovaMed subsidiary were operating effectively.

Changes in Internal Controls

During the quarter ended September 30, 2012, we identified deficiencies in the design and operation of controls primarily associated with our Aggrastat product line related to product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed subsidiary. These deficiencies were identified through the performance of controls and processes recently implemented at our NovaMed subsidiary as part of our process supporting our assessment of internal control over financial reporting in 2012. We have concluded the aggregation of these deficiencies is a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For the three- and nine-month periods ended September 30, 2012, we recorded adjustments to correct identified misstatements in the consolidated financial statements related to accrued liabilities for product returns, cost of sales, and sales and marketing expenses.

We have discussed these matters with our independent registered public accounting firm and our Audit Committee. We are implementing additional controls related to our product returns reserve process to strengthen our controls and ensure that all available information is properly considered in estimating product returns reserves. We continue to seek ways to strengthen the operation of our controls at our NovaMed subsidiary, including the recent hiring of our Chief Financial Officer, China Operations who joined the Company in the third quarter of this year. We have terminated personnel who were involved in the override of certain controls in the financial statement close process at our NovaMed subsidiary that resulted in the material weakness. We are evaluating whether further corrective action is necessary.

There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We had excluded from our assessment the internal control over financial reporting of NovaMed Pharmaceuticals, Inc. (“NovaMed”), which we acquired April 18, 2011, as it was determined that management could not complete an assessment of the internal control over financial reporting of the acquired business in the period between the acquisition date and December 31, 2011.

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

NovaMed is a party to a Distribution and Supply Agreement with MEDA. Following our acquisition of NovaMed, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However no resolution was reached. MEDA notified NovaMed that the termination was effective as of May 2011, however as provided in the agreement, disputes, including disputes regarding termination must be resolved in binding arbitration. We do not expect any significant revenues from this agreement until 2014. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On October 10, 2012, MEDA filed a response and counterclaim with CIETAC claiming MEDA’s termination was valid and demanding the transfer of certain information and rights, as well as demanding the award of damages, including attorneys’ fees in an unspecified amount. NovaMed continues to perform its obligations under the agreement pending resolution of the dispute, and has notified MEDA that the dispute has been submitted to arbitration. We cannot predict the outcome of this matter at this time.

On October 16, 2012, we made a claim against the former stockholders of NovaMed pursuant to the acquisition agreement relating to our acquisition of NovaMed. As a result of our claim, approximately $1.4 million in cash held in escrow and 622,363 shares of our common stock held in escrow were not released to the former NovaMed stockholders pending the outcome of our claim. The claim relates to damages we incurred as a result of various matters, including in particular the understatement in the balance sheet of NovaMed at the date of the acquisition, of the product returns reserves for the Aggrastat product and related expenses and damages. On October 29, 2012, the shareholder representative of the former NovaMed stockholders sent us a response notice disputing the validity of our claims. If the matter is not resolved in negotiation between the parties it will be submitted to binding arbitration. We cannot predict the outcome of this matter at this time.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income for the nine month period ended September 30, 2012, we have experienced significant operating losses in the past, and as of September 30, 2012, we had an accumulated deficit of approximately $131.6 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and DOJ investigations, our efforts to cooperate with the investigations and events related to pending litigations;

•

government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the US and other foreign countries, including the effect of government initiatives in China to reduce health care costs, including the change in the governmentally permitted maximum listed price for ZADAXIN (“thymosin alpha 1” or “thymalfasin”) and our other products on the market in China;

•

actual or anticipated fluctuations in our quarterly operating results some of which may result from acquisition-related expenses including the variation in the valuation of the earn-out, and periodic impairment charges that have and may result from the goodwill and intangible assets recorded in the acquisition;

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

•

unanticipated increases in our G&A expense due to legal and accounting expenses, including expenses relating to our disputes with MEDA and with the former stockholders of NovaMed and to matters relating to any additional or uncorrected control deficiency or related matters;

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

•	retaining key employees of both organizations, including recently announced executive departures and other anticipated turnover;

•	managing the acquisition and continuing operations in both organizations to successfully achieve the anticipated benefits of the acquisition;

•	preserving important relationships of both SciClone and NovaMed, including NovaMed’s contractual relationships with pharmaceutical partners;

•

diversion of management’s attention from normal daily operations of the business which could adversely affect on-going operations, including matters relating to the material weakness in our internal controls identified in the third quarter of 2012;

•	costs and delays in implementing common systems and procedures;

•	consolidating and rationalizing information technology and administrative infrastructures;

•

the potential for disputes or litigation related to the earn-out and escrow provisions, which are frequently a source of disputes in acquisition transactions, and potentially unanticipated results of any such dispute;

•

variability in our financial results which may result from acquisition-related expenses including the variation in the valuation of the earn-out, and periodic impairment charges that have and may result from the recording of goodwill and intangible assets in the acquisition;

•	implementing procedures, policies and processes related to FCPA compliance; and

•	integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which were not applicable to NovaMed prior to the acquisition.

We may enter into other acquisition transactions in the future which could present similar risks and may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and intangible assets that have been and will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or become subject to litigation.

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

In accordance with US generally accepted accounting principles, we have accounted for the NovaMed acquisition using the purchase method of accounting, which has and will continue to result in charges to earnings that could have a material adverse effect on our results of operations. Under the purchase method of accounting, the total acquisition-date fair value of the assets and liabilities are recognized as of the closing date, and the excess of the consideration transferred over the acquisition date fair value of net assets acquired is recorded as goodwill. In addition, the purchase price includes an estimate of the value of the earn-out that may be payable in the future. The amount of employee stock compensation expense has and will increase as a result of grants to a larger base of employees. We will also incur an expense if the valuation of the earn-out increases, which would occur if in any quarter it appears that the likelihood of payment of any portion of the earn-out has become more likely. The accounting measurement of the earn-out will be subject to change through December 2012 and may create earnings volatility for us every quarterly reporting period through December 2012. In addition, to the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material impairment charges. During the three-months ended September 30, 2012, we determined that the carrying value of our intangible assets related to the promotion and distribution contract rights we acquired as part of the acquisition of NovaMed were no longer recoverable. As a result, we recognized a non-cash impairment loss of approximately $42.7 million. If the value of our goodwill asset becomes impaired, we may be required to incur further material impairment charges.

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

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China. The China government recently imposed price restrictions on ZADAXIN, Aggrastat and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. We expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly as a result of the NovaMed acquisition in 2011 and 2012. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the nine months ended September 30, 2012 and 2011, approximately 98% and 97%, respectively, of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent decisions of the National Development and Reform Commission (“NDRC”) pricing reform.

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

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been significantly lower than our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The price for pharmaceutical products is regulated in China both at the national and at the provincial level. The process and timing for price restrictions is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses.

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursed Drug List (“NRDL”) and pricing for ZADAXIN on the NRDL was recently reviewed by the authorities. As a result of this review, the retail list price (or the price at the hospital pharmacy level) of ZADAXIN was reduced by approximately 18% in China. The reduction was announced in September 2012 and became effective October 8, 2012. Based on an agreement with our primary importer of ZADAXIN into China, our importer will take a larger share of the price reduction impact, and the actual impact on SciClone’s revenue and margins is expected to be less than a 5% decrease in our future sales price of ZADAXIN to the importer in China. In exchange for this favorable arrangement, we expanded exclusivity for the importer. In addition, the NDRC price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter were reduced ranging from 10 to 20%. We have not negotiated any particular arrangement regarding the sharing of these price reductions for products other than ZADAXIN with our partners, but generally, under our agreements, the effect on our per unit revenues would be approximately half of the reduction in retail price at the hospital level.

These regulations, as well as regulation of the importation of pharmaceutical products have reduced and may further reduce prices for ZADAXIN or our other products to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline.

We expected that a price reduction for ZADAXIN and Aggrastat would be announced this year and assumed a price reduction in our operating plan, and we believe we will be able to successfully manage our business in China through this process; however, further price reductions could be set at some time in the future which could adversely affect our results or require substantial changes in our business model which may be difficult to implement.

Sales of ZADAXIN may also fluctuate significantly from quarter to quarter due to financing limitations on importers, changes in inventory levels at our customers, and surges in sales and inventories due to epidemics. Importers and distributors of ZADAXIN borrow funds in China from banks to purchase, hold and distribute ZADAXIN. Substantial increases in restrictions on fund availability and/or increases in borrowing costs could limit the ability of our importers and distributors to finance their import and distribution process. Further, our customers tend to purchase large orders, and if channels or distribution change, inventory levels may fluctuate significantly, potentially affecting quarter periodic results.

During the third quarter and particularly in September 2012, we estimate that there was an increase of approximately $14 million in ZADAXIN channel inventory levels. We believe the overall market for thymalfasin has continued to grow, but that our strategy of increasing demand for ZADAXIN through various measures, including the expansion of our ZADAXIN sales force, has not led to increased demand during 2012 for ZADAXIN in the hospital pharmacies. We continue to believe that we can increase penetration in the market and grow demand for ZADAXIN. During the nine months ended September 30, 2012, we believe that our sales to our customers have exceeded the pace at which our customers have been able to sell ZADAXIN through to other parties, primarily hospital pharmacies. During the six months ended June 30, 2012, we believe that the levels of ZADAXIN channel inventory grew moderately. During the three months ended September 30, 2012, we believe that the levels of ZADAXIN channel inventory grew significantly. We estimate that approximately $14 million of our revenue recognized in the three months ended September 30, 2012 related to the increase of ZADAXIN channel inventory levels at our customers in China. The increase in ZADAXIN channel inventory may adversely affect our revenue in future quarters.

We have revised and we are implementing changes in our strategy for ZADAXIN market penetration. In addition, we believe that our sales organization’s efforts may have been affected by turnover, particularly at senior management levels. We are recruiting experienced new senior-level sales and other management, particularly following the announced departures of two of our senior executives in China. We are also taking other measures which may address the channel build up, including working with one importer on an exclusive basis and implementing various programs to expand market demand. We anticipate additional departures including among senior sales personnel in our ZADAXIN business unit. During this transition period, and if we are unable to achieve our objectives for increased demand, we may experience declines in our quarterly sales revenue in the near term and our sales and profitability for the next few quarters may significantly decrease as compared to the preceding quarter.

In addition, during the second quarter of 2009, we experienced a strong upsurge in ZADAXIN sales which we believe was attributable both to the increasing penetration of ZADAXIN within the Chinese market, as well as concerns in China from the H1N1 influenza virus. If distributors and hospitals that purchase ZADAXIN stockpile more ZADAXIN than needed for current use, our sales of ZADAXIN may suffer as distributors and hospitals use ZADAXIN already in their inventory before purchasing additional product from us. This could lead to uneven future revenue results for ZADAXIN and in turn materially impact our cash flow and business condition.

Our revenue will continue to be substantially dependent on our maintaining regulatory licenses and compliance with other regulations.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during the third quarter of 2012, our management determined that we had a material weakness related to the design and operating of our controls primarily associated with product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed subsidiary. As of December 31, 2010, we also had two material weaknesses related to our controls over (i) our implementation of our policy on compliance with laws and (ii) our accounting for income taxes. We continue to work on improvements to our internal controls and there can be no assurance that these or other material weaknesses will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. New legislation may impact our financial position or results of operations.

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

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. We were sued after our announcement regarding SEC and DOJ investigations and we and certain of our officers and directors have been named as parties in purported stockholder class actions and derivative lawsuits. The class action lawsuits have been dismissed and we have settled the derivative lawsuits. However, we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigation, our own investigations related thereto or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. Such litigation could result in additional substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Satisfaction of government regulations may take several years and the time needed to satisfy them varies substantially based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and impose costly procedures upon our activities. We have experienced delays in the regulatory process and continue to experience delays, and there exists risk that we may not receive approval, including with the approval process for DC Bead. In addition, the Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. We cannot determine what the potential government pricing constraints are likely to be for products in development in advance. Therefore, we may be required to abandon the development or commercialization of a product after significant effort and expense if we determine at any time that trends in government pricing constraints will make the commercialization of a product unprofitable.

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

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. The Chinese government has recently imposed price restrictions on ZADAXIN, Aggrastat and various oncology products we promote. The national reimbursement retail list price, or hospital pharmacy level price, of ZADAXIN has been reduced by approximately 18% in China. Based on an agreement with our primary importer of ZADAXIN into China, our importer will take a larger share of the price reduction impact, and the actual impact on SciClone’s revenue and margins is expected to be less than a 5% decrease in our future sales price of ZADAXIN to the importer in China. In exchange for this favorable arrangement, we expanded exclusivity for the importer. Over the long term, we believe that the price reductions may positively affect our sales volumes and result in broader penetration into Tier 3 and Tier 2 cities in target geographies, potentially increasing our total sales revenues from these products. However, the process and timing for any price restrictions is unpredictable and further price reduction could be imposed that could adversely affect our business. Further, the successful sales and marketing of all of NovaMed’s products requires continuing compliance with other regulations in China relating to the import, manufacture, approval and distribution of products and if we or our partners are not able to obtain or maintain necessary licenses or other approvals, our operations would be adversely affected.

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

Our sales and marketing strategy in China depends significantly upon agreements with third parties, and potentially upon entering into additional agreements with third parties, or re-negotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including the products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products on the market including DepaKine, Stilnox, Tritace and Aggrastat, and products in the regulatory review process, including DC Bead and several of NovaMed’s products in clinical trial, are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent upon entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be adversely affected. In addition, if any of such agreements acquired in our NovaMed acquisition are not renewed, we could incur a decline in sales revenues. Renegotiation of agreements can also occur prior to discussions of contract renewals. We have had disputes with collaborators in the past, and are in negotiations regarding disputes with current collaborators regarding product candidates in the regulatory approval process. We are currently in a dispute with MEDA regarding NovaMed’s agreement with MEDA which, if not resolved favorably to us, would prevent us from distributing Tramadol in China which would adversely affect our future revenues. See Part II, Item 1 “Legal Proceedings”. Such disputes have arisen, and may arise in the future over the performance of each party’s obligations under the agreements, ownership rights to intellectual property, know-how or technologies developed with our collaborators. Disputes with collaborators or licensors or others could cause us to incur legal costs and could result in the loss of rights to products, loss of potential revenue, or other disruptions in our business.

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

Recent efforts by governmental and third-party payers to contain or reduce health care costs and the announcement of legislative proposals and reforms to implement government controls has caused us to reduce the prices at which we market our drugs in China, and additional reforms, if they were to occur, could cause us to further reduce our prices which could reduce our gross margins and may harm our business.

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

There is significant turnover in the industry in China in particular, and we have also experienced turnover in our sales personnel and key employees. We may not be able to attract and retain the qualified personnel we need to grow and develop our business globally. In particular, if we are unable to retain key personnel from the acquisition of NovaMed, particularly sales and marketing personnel with expertise in the products they promote and regulatory personnel, our business may suffer and could result in our not achieving the anticipated benefits of the acquisition.

We recently announced departures of key personnel from our NovaMed subsidiary, including the individual who is our Chief Executive Officer of SciClone’s China operations and former CEO of NovaMed who announced he will resign prior to December 31, 2012, and our Chief Operating Officer in China who left in October 2012. We anticipate additional departures including among senior sales personnel in our ZADAXIN business unit and our future success will depend in part on our recruiting senior sales personnel in China. We are currently recruiting executives to address departures and to expand and strengthen our China operations. In addition, we terminated personnel who were involved in the override of certain controls in the financial statement close process at our NovaMed subsidiary that resulted in a material weakness.

Conversely, if we need to reduce the size of a particular aspect of our business including if we have contracts that are not renewed or re-negotiated for products we market or promote, we are also dependent on our ability to make such adjustments while retaining suitably skilled personnel. We have taken corrective measures based upon the findings of our Special Committee relating to its investigation of matters relating to the FCPA and have, and expect to continue to take corrective measures relating to managements’ evaluation of internal control over financial reporting which could have adverse effects on our business, including the loss of personnel, and changes in marketing, sales and educational practices or programs.

If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our sales, development and other operations, and in particular senior executives, our financial results and operations would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

We may need to obtain additional funding to support our long-term product development and commercialization programs. *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. However, we used $21.3 million of our cash and cash equivalents, net of cash acquired, to acquire NovaMed, and have incurred substantial investment banking, legal and other fees, some of which will continue and the potential earn-out payments related to the acquisition, if targets are met, could be up to $43.0 million in cash. In addition, in May 2012, we announced that our Board of Directors has approved an increase in our share repurchase program that authorizes the Company to repurchase up to a total of $30.5 million of its outstanding common stock. As of September 30, 2012, $8.7 million of the $30.5 million remained available under the repurchase program for future share repurchases. Subsequent to September 30, 2012, our Board of Directors approved an additional increase of $10 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception to $40.5 million, and as of November 6, 2012 the total remaining available for repurchase was $16.2 million. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products and products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Substantial sales of our stock or the exercise or conversion of options may impact the market price of our common stock. *

In March 2012, we filed a Form S-3 Shelf registration with the SEC under which we may offer and sell up to $100.0 million of our securities, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3. Subsequently, affiliates of Sigma-Tau sold approximately 6.3 million shares for an aggregate price of approximately $33.1 million under this registration statement, and we have approximately $66.9 million available for future use. In addition, we issued 8,298,110 shares of the Company’s common stock to NovaMed under the terms of the acquisition in April 2011 and former NovaMed stockholders own approximately 15% of our outstanding common stock after the transaction. We have granted registration rights for those shares and the shares are freely tradable. Sales of the shares could lead to a decrease in the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended September 30, 2012 (in thousands, except per share amounts):

			Total Number	Approximate
			of Shares	Dollar
			Purchased as Part	Value of Shares
	Total	Average	of Publicly	that May Yet Be
	Number	Price	Announced	Purchased
	of Shares	Paid	Plans	Under the
	Purchased	per Share	or Programs	Plans or Programs(1)

July 1, 2012 through July 31, 2012	388	$6.40	388	$15,687
August 1, 2012 through August 31, 2012	750	$4.96	750	11,966
September 1, 2012 through September 30, 2012	700	$4.70	700	8,674

Total	1,838	$5.17	1,838

(1)	“Approximate dollar Value of shares that May Yet Be Purchased Under the Plans or Programs” reflects an increase of $10.5 million announced May 2012, bringing the total authorized since the program’s inception in October 2011 to $30.5 million, less the $21.8 million we repurchased through September 30, 2012. Subsequent to September 30, 2012, our Board of Directors approved an additional increase of $10 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception to $40.5 million, and as of November 6, 2012 the total remaining available for repurchase was $16.2 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1(1)**	Change in Control Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.2(1)**	Change in Control Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.4(1)**	Executive Severance Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three- and Nine-Months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three- and Nine-Months Ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: November 9, 2012	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1(1)**	Change in Control Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.2(1)**	Change in Control Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.4(1)**	Executive Severance Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

31.1(1)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three- and Nine-Months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three- and Nine-Months Ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.