Form 10-Q/A
period 2012-03-31
SCICLONE PHARMACEUTICALS INC
filed 2013-04-01
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three-months ended March 31, 2012, we are revising our consolidated financial statements for the first quarter of 2012. Concurrent with the filing of this Form 10-Q/A, we are filing amended quarterly reports on Form 10-Q/A for each of the second and third quarters of 2012 to restate our consolidated financial statements therein and our financial statements for the second and third quarters of 2011, and are filing a Form 10-K for the fiscal year ended December 31, 2012 which includes restated financial statements for the year ended December 31, 2011. The effects of these additional restatements, to the extent applicable, are reflected in the items revised herein. The restatements relate to accounting errors originating with our subsidiary in China, NovaMed, which was acquired on April 18, 2011. The accounting errors relate primarily to the following:

•

The timing of revenue recognition for certain Pfizer products sold by one of the distributors of our subsidiary, NovaMed. Our policy is that all customers’ obligations to pay for product are final once product is delivered. However, we determined that there were various factors, including the override of certain controls, indicating that sales under NovaMed’s distribution arrangement for Pfizer products with such distributor from the date of acquisition of NovaMed through the third quarter of 2012 (the “Relevant Periods”) allowed for contingent payment terms dependent upon when that distributor sold the products. As a result of our review and evaluation of the matter, we believe that instead of recording revenue at the time of sale to that distributor (“sell-in” method), as previously reflected in the financial statements for the Relevant Periods, revenue under the arrangements in effect at our subsidiary NovaMed should have been recognized when we received payment for the products (“sell-through” or “cash receipts” method). Effective as of the fourth quarter of 2012, we entered into a new agreement with that distributor which clarified the “sell-in” method of revenue recognition to provide consistency with our policy regarding revenue recognition on a prospective basis. As of December 31, 2012, we had received payment for all revenues recognized under the “sell-through” method.

•

The recognition of previously unrecognized product return reserves for sales of Aggrastat® sold by our subsidiary NovaMed prior to the date of the acquisition. We have concluded a liability for expired product existed at the time of the NovaMed acquisition, related to pre-acquisition sales.

The revisions had an impact of increasing our revenues by $1.9 million for the three-months ended March 31, 2012, and increasing our net income by $1.0 million for the same period. Basic and diluted earnings per share increased by $0.02 and $0.01, respectively, for the three-months ended March 31, 2012. As of March 31, 2012, accounts receivable decreased by $1.9 million, inventory increased by $1.7 million, and goodwill related to the acquisition of NovaMed increased by $1.9 million. Financial information presented for the three months ended March 31, 2011 was not restated.

This Amendment No. 1 on Form 10-Q/A amends and restates in their entirety the following items of our Quarterly Report on Form 10-Q for the three-months ended March 31, 2012 as originally filed with the Securities and Exchange Commission (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Statements (Unaudited),” including Note 2, “Revision of Previously Issued Condensed Consolidated Financial Statements”; (ii) Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Item 4 of Part I “Controls and Procedures”; (iv) the first paragraph of the first risk factor in Item 1A of Part II “Risk Factors”; and (v) Item 6 of Part II, “Exhibits”. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012 Restated (Note 2)	December 31, 2011 Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$74,471	$66,654
Accounts receivable, net of allowance of $94 and $116 at March 31, 2012 and December 31, 2011, respectively	40,200	38,465
Inventories	10,255	11,141
Restricted investments	384	—
Prepaid expenses and other current assets	1,219	1,646
Deferred tax assets	933	1,788

Total current assets	127,462	119,694
Property and equipment, net	1,596	984
Restricted investments	—	364
Intangible assets, net	44,428	45,185
Goodwill	33,969	33,868
Other assets	828	749

Total assets	$208,283	$200,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,229	$5,592
Accrued and other current liabilities	19,333	18,357
Short-term borrowing on line of credit	2,500	2,500

Total current liabilities	25,062	26,449
Contingent consideration	14,484	15,400
Deferred tax liabilities	8,043	8,407
Other long-term liabilities	399	469
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 57,799,777 and 57,847,367 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	58	58
Additional paid-in capital	268,269	266,913
Accumulated other comprehensive income	2,618	2,344
Accumulated deficit	(110,650)	(119,196)

Total stockholders’ equity	160,295	150,119

Total liabilities and stockholders’ equity	$208,283	$200,844

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012 Restated (Note 2)	2011
Net Revenues:
Product sales	$33,163	$21,662
Promotion services	7,905	—

Total net revenues	41,068	21,662
Operating expenses:
Cost of product sales	5,532	3,103
Sales and marketing	17,640	5,228
Amortization of acquired intangible assets, related to sales and marketing	884	—
Research and development	3,393	3,109
General and administrative	3,961	5,958
Contingent consideration (Note 4)	(916)	—

Total operating expenses	30,494	17,398
Income from operations	10,574	4,264
Non-operating income (expense):
Interest and investment income	30	20
Interest and investment expense	(55)	(57)
Other (expense) income, net	(1)	15

Income before provision for income tax	10,548	4,242
Provision for income tax	883	393

Net income	$9,665	$3,849

Basic net income per share	$0.17	$0.08
Diluted net income per share	$0.16	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012 Restated (Note 2)	2011
Net income	$9,665	$3,849
Other comprehensive income:
Net change in unrealized loss and foreign currency translation on foreign-denominated available-for-sale securities	20	29
Foreign currency translation	254	31

Total other comprehensive income	274	60

Total comprehensive income	$9,939	$3,909

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012 Restated (Note 2)	2011
Operating activities:
Net income	$9,665	$3,849
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	922	525
Depreciation and amortization	1,046	83
Change in fair value of contingent consideration	(916)	—
Deferred taxes, net	280	—
Other long-term liabilities	(70)	(164)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,735)	9,284
Inventories	910	(566)
Prepaid expenses and other assets	328	611
Accounts payable	(2,362)	(1,192)
Accrued and other current liabilities	1,185	2,168

Net cash provided by operating activities	9,253	14,598
Investing activities:
Purchases of available-for-sale investments	—	(765)
Proceeds from the sale or maturities of available-for-sale investments	—	3,125
Purchases of property and equipment	(754)	(12)

Net cash (used in) provided by investing activities	(754)	2,348
Financing activities:
Repurchase of common stock	(1,118)	—
Proceeds from issuances of common stock	408	106

Net cash (used in) provided by financing activities	(710)	106
Effect of exchange rate changes on cash and cash equivalents	28	31

Net increase in cash and cash equivalents	7,817	17,083
Cash and cash equivalents, beginning of period	66,654	53,017

Cash and cash equivalents, end of period	$74,471	$70,100

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$222	$227

Interest and unused line fees paid related to line-of-credit	$42	$42

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

For the three months ended March 31, 2012 and 2011, sales to two customers in China accounted for 89% and 96%, respectively, of the Company’s revenue. No other importer or distributor accounted for more than 10% during the three months ended March 31, 2012 or 2011. The Company’s largest customer was the same for both periods. A third party holds a majority interest in the Company’s largest customer. As of March 31, 2012, approximately $38.9 million, or 97%, of the Company’s accounts receivable were attributable to five customers in China. The Company generally does not require collateral from its customers.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company earns product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer products, from the date of the acquisition of the NovaMed subsidiary in April of 2011 into October 2012, were based on the “sell-through” method as our distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. The Company did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period; therefore, the Company applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized upon receipt of cash from the distributor. All other product sales are recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012 Restated (Note 2)	2011
Numerator:
Net income	$9,665	$3,849
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	57,701	48,020
Effect of dilutive securities	1,990	2,382

Weighted-average shares outstanding used to compute diluted net income per share	59,691	50,402

Basic net income per share	$0.17	$0.08
Diluted net income per share	$0.16	$0.08

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

2.	Revision of Previously Issued Condensed Consolidated Financial Statements

The Company has revised its condensed consolidated financial statements for the first quarter of 2012. The revised financial information included in this Form 10-Q/A has been identified as “restated”. Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the second and third quarters of 2012 and the second and third quarters of 2011 by filing amended quarterly reports on Form 10-Q/A for each of the second and third quarters of 2012 and are filing a Form 10-K for the fiscal year ended December 31, 2012 which includes restated financial statements for the year ended December 31, 2011, and the effects of such restatements are reflected in the items revised herein.

The restatements relate to accounting errors originating with the Company’s subsidiary in China, NovaMed, which was acquired on April 18, 2011. The accounting errors relate primarily to the following:

•

The timing of revenue recognition for certain Pfizer products sold by one of the distributors of the Company’s subsidiary, NovaMed. The Company’s policy is that all customers’ obligations to pay for product are final once product is delivered. However, the Company determined that there were various factors, including the override of certain controls, indicating that sales under NovaMed’s distribution arrangement for Pfizer products with such distributor from the date of acquisition of NovaMed through the third quarter of 2012 (the “Relevant Periods”) allowed for contingent payment terms dependent upon when that distributor sold the products. As a result of its review and evaluation of the matter, the Company believes that instead of recording revenue at the time of sale to that distributor (“sell-in” method), as previously reflected in the financial statements for the Relevant Periods, revenue under the arrangements in effect at the Company’s subsidiary NovaMed should have been recognized when the Company received payment for the products (“sell-through” or “cash receipts” method).

•

The recognition of previously unrecognized product return reserves for sales of Aggrastat sold by the Company’s subsidiary NovaMed prior to the date of acquisition. The Company has concluded a liability for expired product existed at the time of the NovaMed acquisition, related to pre-acquisition sales.

The revisions had an impact of increasing the Company’s revenues by $1.9 million for the three-months ended March 31, 2012, and increasing the Company’s net income by $1.0 million for the same period. Basic and diluted earnings per share increased by $0.02 and $0.01, respectively, for the three-months ended March 31, 2012. As of March 31, 2012, accounts receivable decreased by $1.9 million, inventory increased by $1.7 million, and goodwill related to the acquisition of NovaMed increased by $1.9 million. Financial information presented for the three months ended March 31, 2011 was not restated.

The following table presents the impact of the revisions on the Company’s previously issued condensed consolidated balance sheet as of December 31, 2011 and March 31, 2012 (in thousands):

	March 31, 2012			December 31, 2011
	As Reported	As Restated		As Reported	As Restated
ASSETS
Accounts receivable, net	$42,056	$40,200	(1)	$42,226	$38,465	(3)
Inventories	8,518	10,255	(1)	8,813	11,141	(3)
Deferred tax assets	1,423	933		1,732	1,788
Total current assets	128,071	127,462		121,071	119,694
Goodwill	32,074	33,969	(2)	31,973	33,868	(2)
Total assets	206,997	208,283		200,326	200,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and other current liabilities	$18,385	$19,333	(2)	$17,192	$18,357	(2)
Total current liabilities	24,114	25,062		25,284	26,449
Deferred tax liabilities	8,351	8,043		8,715	8,407
Accumulated other comprehensive income	2,615	2,618		2,341	2,344
Accumulated deficit	(111,293)	(110,650)		(118,854)	(119,196)
Total stockholders’ equity	159,649	160,295		150,458	150,119
Total liabilities and stockholders’ equity	206,997	208,283		200,326	200,844

(1)	As of March 31, 2012, accounts receivable decreased $1.9 million and inventory increased $1.7 million related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.
(2)	As of March 31, 2012 and December 31, 2011, goodwill increased $1.0 million and accrued and other current liabilities increased $0.9 million and $1.2 million, respectively, mainly related to the Company recording a liability for expired product that existed at the time of the NovaMed acquisition, related to pre-acquisition Aggrastat product sales. Goodwill also increased $0.9 million related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.

(3)	As of December 31, 2011, accounts receivable decreased $3.8 million and inventory increased $2.3 million related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.

The following table presents the impact of the revisions on our previously issued condensed consolidated statement of income for the three months ended March 31, 2012 (in thousands):

	Three Months Ended March 31, 2012
	As Reported	As Restated
Net Revenues:
Product sales	$31,258	$33,163 (4)
Promotion services	7,905	7,905

Total net revenues	39,163	41,068
Operating expenses:
Cost of product sales	4,941	5,532 (4)
Sales and marketing	17,640	17,640
Amortization of acquired intangible assets,		—
related to sales and marketing	884	884
Research and development	3,393	3,393
General and administrative	3,961	3,961
Contingent consideration	(916)	(916)

Total operating expenses	29,903	30,494
Income from operations	9,260	10,574
Non-operating income (expense):
Interest and investment income	30	30
Interest and investment expense	(55)	(55)
Other (expense) income, net	(1)	(1)

Income before provision for income tax	9,234	10,548
Provision for income tax	554	883

Net income	$8,680	$9,665

Comprehensive income	$8,954	$9,939
Basic net income per share	$0.15	$0.17
Diluted net income per share	$0.15	$0.16
Basic shares outstanding	57,701	57,701
Diluted shares outstanding	59,691	59,691

(4)	Revenue increased $1.9 million and cost of product sales increased $0.6 million related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.

The following table presents the impact of the revisions on our previously issued condensed consolidated statement of cash flows for the three months ended March 31, 2012 (in thousands). The restatement had no effect on net cash provided by operating activities, net cash used in investing activities, net cash used in financing activities or on the net increase in cash and cash equivalents.

	Three Months Ended March 31, 2012
	As Reported	As Restated
Cash Flows From Operating activities:
Net income	$8,680	$9,665
Deferred taxes, net	(57)	280
Accounts receivable, net	170	(1,735	)(5)
Inventories	319	910	(5)

(5)	Changes to net cash (used in) provided by accounts receivable and inventory mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.

3.	Available-for-Sale Investments

The following is a summary of available-for-sale investments (in thousands):

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$39,506	$—	$—	$39,506
Restricted Italian state bonds maturing in 2013	451	—	(67)	384

Total available-for-sale investments	$39,957	$—	$(67)	$39,890

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds maturing in 2013	450	—	(86)	364

Total available-for-sale investments	$32,299	$—	$(86)	$32,213

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

4.	Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents, and investments) and liability measured at fair value on a recurring basis (in thousands):

Description	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012

Assets:
Money market funds	$39,506	$—	$—	$39,506
Restricted Italian state bonds	384	—	—	384

Total	$39,890	$—	$—	$39,890

Liability:
Contingent consideration	$—	$—	$14,484	$14,484

Total	$—	$—	$14,484	$14,484

	Fair Value Measurements at December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds	364	—	—	364

Total	$32,213	$—	$—	$32,213

Liability:
Contingent consideration	$—	$—	$15,400	$15,400

Total	$—	$—	$15,400	$15,400

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

The following represents the change in the estimated fair value of the contingent consideration (in thousands):

	Three Months Ended March 31,
	2012	2011
Contingent Consideration:
Balance at beginning of period	$15,400	$—
Change in the estimated fair value of the		—
contingent consideration liability	(916)	—

Balance at end of period	$14,484	$—

5.	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012 Restated (Note 2)	December 31, 2011 Restated (Note 2)
Raw materials	$1,625	$1,797
Work in progress	439	84
Finished goods	8,191	9,260

	$10,255	$11,141

As of March 31, 2012 and December 31, 2011, the Company had $1.7 million and $2.3 million, respectively, in inventory held at distributors related to products sold by its NovaMed subsidiary.

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2012 Restated (Note 2)	December 31, 2011 Restated (Note 2)
Accrued sales and marketing expenses	$6,424	$7,124
Accrued compensation and benefits	4,969	4,409
Accrued taxes, tax reserves and interest	4,126	3,500
Accrued professional fees	555	666
Accrued clinical trial expense	681	797
Accrued manufacturing costs	793	251
Other	1,785	1,610

	$19,333	$18,357

7.	Reduction in Workforce

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

8.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2012	2011
Sales and marketing	$276	$73
Research and development	90	78
General and administrative	556	374

	$922	$525

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

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten- year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the performance-based awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected term of 5.22-5.28 years, volatility factor of 63.66-65.14%, and risk free interest rate of 0.96-1.96%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. For the three-month period ended March 31, 2012 and 2011, the Company recognized $26,000 and $0, respectively, of expense related to performance-based options.

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

9.	Other Corporate Matters

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

10.	Segment Information and Geographic Data

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

Summary information by operating segment for the three-month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012 Restated (Note 2)	2011
China:
Revenues	$40,373	$20,872
Operating income	$14,242	$11,375
Rest of the World (including the US):
Revenues	$695	$790
Operating loss	$(3,668)	$(7,111)

Long-lived assets as of March 31, 2012 by operating segment are as follows (in thousands):

China (restated)	$79,808
Rest of the World (including the US)	1,013

$80,821

11.	Subsequent Event

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales of current or anticipated products; the sufficiency of our resources to complete clinical trials and other new product development initiatives; government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing; the timing and outcome of clinical trials; prospects for ZADAXIN® and our plans for its enhancement and commercialization; future size of the worldwide hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets; research and development and other expense levels; the ability of our suppliers to continue financially viable production of our products; cash and other asset levels; the allocation of financial resources to certain trials and programs, and expenses related to litigation and regulatory investigations. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q/A. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of SciClone regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. As part of its continuing cooperation with the ongoing investigation of the SEC and the DOJ, the Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Footnote 9 “Other Corporate Matters” and Part II, Item 1 “Legal Proceedings” in this Form 10-Q/A for further information regarding the investigation and remedial measures, and related litigation.

We believe our cash and investments as of March 31, 2012 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

Restatement of Financial Results

We have revised our condensed consolidated financial statements for the first quarter of 2012. Accordingly, the revised financial information included in this Form 10-Q/A has been identified as “restated”. Concurrent with the filing of this Form 10-Q/A, we are filing amended quarterly reports on Form 10-Q/A for each of the second and third quarters of 2012 to restate our consolidated financial statements therein and our financial statements for the second and third quarters and year to date periods of 2011, and are filing a Form 10-K for the fiscal year ended December 31, 2012 which includes restated financial statements for the year ended December 31, 2011. The effects of these additional restatements, to the extent applicable, are reflected in the items revised herein. The restatements relate to accounting errors originating with our subsidiary in China, NovaMed, which was acquired on April 18, 2011. The accounting errors relate primarily to the following:

•

The timing of revenue recognition for certain Pfizer products by sold one of the distributors of our subsidiary, NovaMed. Our policy is that all customers’ obligations to pay for product are final once product is delivered. However, we determined that there were various factors, including the override of certain controls, indicating that sales under NovaMed’s distribution arrangement for Pfizer products with such distributor from the date of acquisition of NovaMed through the third quarter of 2012 (the “Relevant Periods”) allowed for contingent payment terms dependent upon when that distributor sold the products. As a result of our review and evaluation of the matter, we believe that instead of recording revenue at the time of sale to that distributor (“sell-in” method), as previously reflected in the financial statements for the Relevant Periods, revenue under the arrangements in effect at our subsidiary NovaMed should have been recognized when we received payment for the products (“sell-through” or “cash receipts” method).

•

The recognition of previously unrecognized product return reserves for sales of Aggrastat sold by our subsidiary NovaMed prior to the date of acquisition. We have concluded a liability for expired product existed at the time of the NovaMed acquisition, related to pre-acquisition sales.

The revisions had an impact of increasing our revenues by $1.9 million for the three-months ended March 31, 2012, and increasing our net income by $1.0 million for the same period. Basic and diluted earnings per share increased by $0.02 and $0.01, respectively, for the three-months ended March 31, 2012. As of March 31, 2012, accounts receivable decreased by $1.9 million, inventory increased by $1.7 million, and goodwill related to the acquisition of NovaMed increased by $1.9 million. Financial information presented for the three month period ended March 31, 2011 was not restated.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended March 31,		Change
	2012 Restated	2011
Product Sales	$33,163	$21,662	53%
Promotion Services	7,905	—	100%

Total Net Revenues	$41,068	$21,662	90%

Product sales were $33.2 million for the three-month period ended March 31, 2012, compared to $21.7 million for the corresponding period in 2011. The increase of $11.5 million, or 53%, for the three-months ended March 31, 2012, compared to the same period in the prior year, was primarily attributable to increased sales of ZADAXIN and due to the addition of NovaMed product sales as a result of the acquisition of NovaMed. ZADAXIN sales were $29.7 million the three-month period ended March 31, 2012, compared to $21.7 million for the corresponding period of 2011. Our overall ZADAXIN revenue growth was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China.

Promotion services revenue of $7.9 million for the three-month period ended March 31, 2012 reflects the addition of NovaMed promotion services as a result of the acquisition of NovaMed and was related to the distribution of products under promotional contracts.

Total China revenues were $40.4 million, or 98% of sales for the three-month period ended March 31, 2012, compared to $20.9 million, or 96% of sales for the corresponding period in 2011.

For the three-month period ended March 31, 2012, sales to two customers in China accounted for approximately 71% and 18% of our revenue. For the three-month period ended March 31, 2011, sales to two customers in China accounted for approximately 81% and 15% of our revenue. Our experience with our largest importers or distributors has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended March 31,
	2012 Restated	2011	Change
Cost of Product Sales	$5,532	$3,103	78%

Cost of product sales were $5.5 million for the three-month period ended March 31, 2012, compared to $3.1 million for the same period in the prior year. The increase of $2.4 million, or 78%, and for the three-month period ended March 31, 2012 compared to the same period in the prior year was attributable to higher ZADAXIN sales and the addition of NovaMed cost of product sales as a result of the acquisition of NovaMed. ZADAXIN cost of sales were $4.1 million for the three-month period ended March 31, 2012, compared to $3.1 million for the corresponding period in 2011. Gross margin for ZADAXIN was 86.1% and 85.7% for the three months ended March 31, 2012 and 2011, respectively. The increase in gross margin for ZADAXIN for the three-month period ended March 31, 2012, compared to the three-month period ended March 31, 2011, was due primarily to lower per vial production costs mainly as a result of manufacturing volume efficiencies.

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

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended March 31,		Change
	2012	2011
General and Administrative	$3,961	$5,958	-34%

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

Provision for Income Tax:

The provision for income tax was $0.9 million for the three-month period ended March 31, 2012, compared to $0.4 million for the three-month period ended March 31, 2011, and related to our foreign operations in China. Tax expense increased $0.5 million for the three-month period ended March 31, 2012, compared to the same period in 2011, as a result of growth in our China operations, partially offset by benefits recognized of $0.1 million for the three-month period ended March 31, 2012 on deferred tax assets and liabilities acquired as a result of our acquisition of NovaMed in April 2011. Our statutory tax rate in China was 24-25% in 2011 and is 25% for 2012. We expect that our tax expense will increase in 2012 compared to 2011 as we expect an increase in tax expense related to growth in China in 2012.

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

	Three Months Ended March 31,
	2012 Restated	2011
Cash provided by (used in):
Operating activities	$9,253	$14,598
Investing activities	$(754)	$2,348
Financing activities	$(710)	$106

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

The following summarizes our future contractual obligations as of March 31, 2012 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-term debt obligation (1)	$2,585	$2,585	$—	$—	$—
Operating leases (2)	6,823	3,005	3,793	25	—
Purchase obligations (3)	9,474	9,474	—	—	—
Contingent consideration (4)	14,484	—	14,484	—	—
Unrecognized tax benefits (5)	2,637	—	—	—	—

Total	$36,003	$15,064	$18,277	$25	$—

(1)	Our short-term debt obligations include our expected principal and interest and unused line fee obligations related to our Silicon Valley Bank line-of-credit. Our calculations of expected principal and interest payments incorporate only current period assumptions for interest rates and borrowings.
(2)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(3)	These consist of purchase obligations with manufacturers and distributors.
(4)	As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. The timing of the contingent consideration payment, if any, is dependent upon several factors, including whether there is a change-in-control. The contingent consideration is expected to be paid no later than the first half of 2013.
(5)	As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

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

For a discussion of the Company’s significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Except as noted below, there have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. We earn product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. We also earn product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer products, from the date of the acquisition of NovaMed into October 2012, were based on the “sell-through” method as our distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. We did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period; therefore we applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized upon receipt of cash from the distributor.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO originally concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of the end of the period covered by this quarterly report. However, in connection with the restatement of its financial statements, our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and based on that re-evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to a material weakness in our internal control over financial reporting, which is disclosed below.

Changes in Internal Controls

During the year ended December 31, 2012, we identified deficiencies in the design and operating effectiveness of controls primarily associated with the timing of revenue recognition for our Pfizer products and product returns reserves related to our Aggrastat product line, the override of certain controls in the financial statement close process related to our NovaMed subsidiary, and the corporate monitoring thereof. Certain out of period adjustments and these deficiencies were identified through the performance of controls and processes implemented at our NovaMed subsidiary as part of our process supporting our assessment of internal control over financial reporting in 2012. We have concluded that these deficiencies are indicative of a material weakness. As described in Note 2 to the condensed consolidated financial statements, we restated our financial statements to correct errors related to the material weakness.

We have discussed these matters with our independent registered public accounting firm and our Audit Committee. Further, with the oversight of management and our audit committee, we have initiated steps to address and remediate the material weakness:

•

For the nine-months ended September 30, 2012 and year ended December 31, 2011, we recorded adjustments to correct identified misstatements in the consolidated financial statements as described in Note 2.

•

In the fourth quarter of 2012, we implemented additional controls related to our revenue recognition and product returns reserve processes to strengthen our controls and ensure that all available information is properly considered. We also re-evaluated the operation of our controls at our NovaMed subsidiary and made adjustments to strengthen these controls, including the hiring of our Chief Financial Officer, China Operations who joined the Company in the third quarter of 2012. We have terminated personnel who were involved in the override of certain controls in the financial statement close process at our NovaMed subsidiary that resulted in the material weakness.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we have reported net income since our fiscal year ending December 31, 2009, we have experienced significant operating losses in the past, and as of March 31, 2012, we had an accumulated deficit of approximately $110.7 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

•	progress and results of clinical trials and the regulatory approval process in Europe and in China;

•	our ability to manage the risks associated with our acquisition of NovaMed Pharmaceuticals, Inc. (“NovaMed”);

•	timing and achievement of our corporate milestones;

•	changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	changes in assessments of our internal control over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic and political conditions in the US or abroad particularly in China; and

•	broad financial market fluctuations in the US, Europe or Asia.

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

•	implementing procedures, policies and processes related to FCPA compliance; and

•	integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which were not applicable to NovaMed prior to the acquisition.

We may enter into other acquisition transactions in the future which could present similar risks and may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; and

•	incur large and immediate write-offs of in-process research and development costs; or become subject to litigation.

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

Substantial sales of our stock or the exercise or conversion of options may impact the market price of our common stock.*

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1(1)**	Separation Agreement between SciClone Pharmaceuticals, Inc. and Israel Rios, dated April 6, 2012.

31.1(2)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(2)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(2)	Section 1350 Certification of Chief Executive Officer.

32.2(2)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q/A for the three-months ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 10, 2012.
(2)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC. (Registrant)

Date: April 1, 2013	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1(1)**	Separation Agreement between SciClone Pharmaceuticals, Inc. and Israel Rios, dated April 6, 2012.

31.1(2)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(2)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(2)	Section 1350 Certification of Chief Executive Officer.

32.2(2)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q/A for the three-months ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 10, 2012.
(2)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.