Form 10-Q/A
period 2012-06-30
SCICLONE PHARMACEUTICALS INC
filed 2013-04-01
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the six-months ended June 30, 2012, we are revising our consolidated financial statements for each of the second quarters and year to date periods of 2011 and 2012. Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the first and third quarters of 2012 to restate our consolidated financial statements therein and our financial statements for the third quarter of 2011 and are filing a Form 10-K for the fiscal year ended December 31, 2012 which includes restated financial statements for the year ended December 31, 2011. The effects of these additional restatements, to the extent applicable, are reflected in the items revised herein. The restatements relate to accounting errors originating with our subsidiary in China, NovaMed, which was acquired on April 18, 2011. The accounting errors relate primarily to the following:

•

The timing of revenue recognition for certain Pfizer products sold by one of the distributors of our subsidiary, NovaMed. Our policy is that all customers’ obligations to pay for product are final once product is delivered. However, we determined that there were various factors, including the override of certain controls, indicating that sales under NovaMed’s distribution arrangement for Pfizer products with such distributor from the date of acquisition of NovaMed through the third quarter of 2012 (“the Relevant Periods”) allowed for contingent payment terms dependent upon when the distributor sells the products. As a result of our review and evaluation of the matter, we believe that instead of recording revenue at the time of sale to that distributor (“sell-in” method), as previously reflected in the financial statements for the Relevant Periods, revenue under the arrangements in effect at our subsidiary NovaMed should have been recognized when we received payment for the products (“sell-through” or “cash receipts” method). Effective as of the fourth quarter of 2012, we entered into a new agreement with that distributor which clarified the “sell-in” method of revenue recognition to provide consistency with our policy regarding revenue recognition on a prospective basis. As of December 31, 2012, we had received payment for all revenues recognized under the “sell-through” method.

•

The recognition of previously unrecognized product return reserves for sales of Aggrastat® sold by our subsidiary NovaMed prior to the date of the acquisition. We have concluded a liability for expired product existed at the time of the NovaMed acquisition, related to pre-acquisition sales.

The revisions had an impact of increasing the Company’s revenues by $3.0 million for the six-months ended June 30, 2012, and increasing the Company’s net income by $1.6 million for the same period. Basic and diluted earnings per share increased by $0.02 and $0.03, respectively, for the six-months ended June 30, 2012. As of June 30, 2012, accounts receivable decreased by $1.2 million, inventory increased by $1.3 million, and goodwill related to the acquisition of NovaMed increased by $1.9 million.

This Amendment No. 1 on Form 10-Q/A amends and restates in their entirety the following items of our Quarterly Report on Form 10-Q for the six-months ended June 30, 2012 as originally filed with the Securities and Exchange Commission (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Statements (Unaudited),” including Note 2, “Revision of Previously Issued Condensed Consolidated Financial Statements”; (ii) Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Item 4 of Part I “Controls and Procedures”; (iv) the first paragraph of the first risk factor in Item 1A of Part II “Risk Factors”; and (v) Item 6 of Part II, “Exhibits”. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2012 Restated (Note 2)	December 31, 2011 Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$81,550	$66,654
Accounts receivable, net of allowance of $112 and $116 at June 30, 2012 and December 31, 2011, respectively	40,545	38,465
Inventories	9,508	11,141
Restricted investments	364	—
Prepaid expenses and other current assets	1,524	1,646
Deferred tax assets	724	1,788

Total current assets	134,215	119,694
Property and equipment, net	1,501	984
Restricted investments	—	364
Intangible assets, net	43,198	45,185
Goodwill	33,687	33,868
Other assets	579	749

Total assets	$213,180	$200,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,860	$5,592
Accrued and other current liabilities	18,408	18,357
Short-term borrowing on line of credit	2,500	2,500
Contingent consideration	13,325	—

Total current liabilities	38,093	26,449
Contingent consideration	—	15,400
Deferred tax liabilities	8,010	8,407
Other long-term liabilities	362	469
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 57,348,458 and 57,847,367 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	57	58
Additional paid-in capital	271,864	266,913
Accumulated other comprehensive income	1,990	2,344
Accumulated deficit	(107,196)	(119,196)

Total stockholders’ equity	166,715	150,119

Total liabilities and stockholders’ equity	$213,180	$200,844

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)	2012 Restated (Note 2)	2011 Restated (Note 2)
Net revenues:
Product sales	$33,284	$26,207	$66,447	$47,869
Promotion services	8,085	5,719	15,990	5,719

Total net revenues	41,369	31,926	82,437	53,588
Operating expenses:
Cost of product sales	5,664	4,205	11,196	7,308
Sales and marketing	17,504	12,771	35,144	17,999
Amortization of acquired intangible assets, related to sales and marketing	882	714	1,766	714
Research and development	1,493	3,091	4,886	6,200
General and administrative	4,455	8,259	8,416	14,217
Contingent consideration (Note 4)	(1,171)	808	(2,087)	808

Total operating expenses	28,827	29,848	59,321	47,246
Income from operations	12,542	2,078	23,116	6,342
Non-operating income (expense):
Interest and investment income	15	13	45	33
Interest and investment expense	(55)	(53)	(110)	(110)
Other (expense) income, net	(14)	(4)	(15)	11

Income before provision for income tax	12,488	2,034	23,036	6,276
Provision for income tax	1,260	143	2,142	536

Net income	$11,228	$1,891	$20,894	$5,740

Basic net income per share	$0.20	$0.03	$0.36	$0.11
Diluted net income per share	$0.19	$0.03	$0.35	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)	2012 Restated (Note 2)	2011 Restated (Note 2)
Net income	$11,228	$1,891	$20,894	$5,740
Other comprehensive income:
Net change in unrealized (gain) loss and foreign currency translation on foreign currency denominated available-for-sale securities	(20)	6	—	35
Foreign currency translation	(608)	751	(354)	782

Total other comprehensive income (loss)	(628)	757	(354)	817

Total comprehensive income	$10,600	$2,648	$20,540	$6,557

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)
Operating activities:
Net income	$20,894	$5,740
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	2,036	1,249
Depreciation and amortization	2,144	917
Change in fair value of contingent consideration	(2,087)	808
Deferred taxes, net	511	(294)
Other long-term liabilities	(106)	(179)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,080)	1,462
Inventories	1,682	(2,652)
Prepaid expenses and other assets	253	926
Accounts payable	(1,732)	(655)
Accrued and other current liabilities	260	1,358

Net cash provided by operating activities	21,775	8,680
Investing activities:
Acquisition of NovaMed, net of cash acquired	—	(21,257)
Purchases of available-for-sale investments	—	(1,580)
Proceeds from the sale or maturities of available-for-sale investments	—	3,125
Purchases of property and equipment	(864)	(278)

Net cash used in investing activities	(864)	(19,990)
Financing activities:
Repurchase of common stock	(8,893)	—
Proceeds from issuances of common stock	2,862	5,308

Net cash (used in) provided by financing activities	(6,031)	5,308
Effect of exchange rate changes on cash and cash equivalents	16	123

Net increase (decrease) in cash and cash equivalents	14,896	(5,879)
Cash and cash equivalents, beginning of period	66,654	53,017

Cash and cash equivalents, end of period	$81,550	$47,138

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$694	$477

Interest and unused line fees paid related to line-of-credit	$84	$84

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

For the three months ended June 30, 2012 and 2011, sales to three customers in China accounted for 83% and 95%, respectively, of the Company’s product sales. For the six months ended June 30, 2012 and 2011, sales to three customers in China accounted for 86% and 96%, respectively, of the Company’s product sales. No other customer accounted for more than 10% during the three or six months ended June 30, 2012 or 2011. A third party holds a majority interest in the Company’s largest importer or distributor. As of June 30, 2012, approximately $39.3 million, or 96%, of the Company’s accounts receivable were attributable to four customers in China. The Company generally does not require collateral from its customers.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)	2012 Restated (Note 2)	2011 Restated (Note 2)
Numerator:
Net income	$11,228	$1,891	$20,894	$5,740
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	57,239	55,666	57,470	52,301
Effect of dilutive securities	2,278	2,557	2,142	2,506

Weighted-average shares outstanding used to compute diluted net income per share	59,517	58,223	59,612	54,807

Basic net income per share	$0.20	$0.03	$0.36	$0.11
Diluted net income per share	$0.19	$0.03	$0.35	$0.10

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

2.	Revision of Previously Issued Condensed Consolidated Financial Statements

The Company has revised its condensed consolidated financial statements for each of the second quarters and related year to date periods of 2011 and 2012. The revised financial information included in this Form 10-Q/A has been identified as “restated”. Concurrent with the filing of this Form 10-Q/A, the Company is also filing amended quarterly reports for each of the first and third quarters of 2012 which include restated financial statements for the third quarter of 2011 and is filing a Form 10-K for the fiscal year ended December 31, 2012 which includes restated financial statements for the year ended December 31, 2011, and the effects of such restatements are reflected in the items revised herein.

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

The revisions had an impact of increasing the Company’s revenues by $3.0 million for the six-months ended June 30, 2012, and increasing the Company’s net income by $1.6 million for the same period. Basic and diluted earnings per share increased by $0.02 and $0.03, respectively, for the six-months ended June 30, 2012. As of June 30, 2012, accounts receivable decreased by $1.2 million, inventory increased by $1.3 million, and goodwill related to the acquisition of NovaMed increased by $1.9 million.

The following table presents the impact of the revisions on the Company’s previously issued condensed consolidated balance sheet as of December 31, 2011 and June 30, 2012 (in thousands):

	June 30, 2012			December 31, 2011
	As Reported	As Restated		As Reported	As Restated
ASSETS
Accounts receivable, net	$41,763	$40,545	(1)	$42,226	$38,465	(4)
Inventories	8,220	9,508	(1)	8,813	11,141	(4)
Deferred tax assets	1,423	724		1,732	1,788
Total current assets	134,844	134,215		121,071	119,694
Goodwill	31,792	33,687	(2)	31,973	33,868	(2)
Total assets	211,914	213,180		200,326	200,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and other current liabilities	$18,089	$18,408	(3)	$17,192	$18,357	(5)
Total current liabilities	37,774	38,093		25,284	26,449
Deferred tax liabilities	8,318	8,010		8,715	8,407
Accumulated other comprehensive income	1,987	1,990		2,341	2,344
Accumulated deficit	(108,448)	(107,196)		(118,854)	(119,196)
Total stockholders’ equity	165,460	166,715		150,458	150,119
Total liabilities and stockholders’ equity	211,914	213,180		200,326	200,844

(1)	As of June 30, 2012, accounts receivable decreased $1.2 million and inventory increased $1.3 million mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.
(2)	As of June 30, 2012 and December 31, 2011, goodwill increased $1.0 related to the Company recording a liability for expired product that existed at the time of the NovaMed acquisition, related to pre-acquisition Aggrastat product sales. Goodwill also increased $0.9 million related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.
(3)	As of June 30, 2012, accrued and other current liabilities increased $0.3 million mainly related to the Company recording a liability for expired product that existed at the time of the NovaMed acquisition, related to pre-acquisition Aggrastat product sales, offset partially by amounts due to the Company related to foreign currency adjustments.

(4)	As of December 31, 2011, accounts receivable decreased $3.8 million and inventory increased $2.3 million related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.
(5)	As of December 31, 2011, accrued and other current liabilities increased $1.2 million mainly related to the Company recording a liability for expired product that existed at the time of the NovaMed acquisition, related to pre-acquisition Aggrastat product sales.

The following table presents the impact of the revisions on our previously issued condensed consolidated statements of income for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As Reported	As Restated	As Reported	As Restated
Net Revenues:
Product sales	$32,208	$33,284 (6)	$63,466	$66,447 (7)
Promotion services	8,085	8,085	15,990	15,990

Total net revenues	40,293	41,369	79,456	82,437
Operating expenses:
Cost of product sales	5,215	5,664 (6)	10,156	11,196 (7)
Sales and marketing	17,689	17,504	35,329	35,144
Amortization of acquired intangible assets, related to sales and marketing	882	882	1,766	1,766
Research and development	1,493	1,493	4,886	4,886
General and administrative	4,455	4,455	8,416	8,416
Contingent consideration	(1,171)	(1,171)	(2,087)	(2,087)

Total operating expenses	28,563	28,827	58,466	59,321
Income from operations	11,730	12,542	20,990	23,116
Non-operating income (expense):
Interest and investment income	15	15	45	45
Interest and investment expense	(55)	(55)	(110)	(110)
Other (expense) income, net	(14)	(14)	(15)	(15)

Income before provision for income tax	11,676	12,488	20,910	23,036
Provision for income tax	1,057	1,260	1,611	2,142

Net income	$10,619	$11,228	$19,299	$20,894

Comprehensive income	$10,600	$10,600	$20,540	$20,540
Basic net income per share	$0.19	$0.20	$0.34	$0.36
Diluted net income per share	$0.18	$0.19	$0.32	$0.35
Basic shares outstanding	57,239	57,239	57,470	57,470
Diluted shares outstanding	59,517	59,517	59,612	59,612

(6)	For the three months ended June 30, 2012, revenue increased $1.1 million and cost of product sales increased $0.4 million mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.
(7)	For the six months ended June 30, 2012, revenue increased $3.0 million and cost of product sales increased $1.0 million mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.

The following table presents the impact of the revisions on the Company’s previously issued condensed consolidated statements of income for the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	As Reported	As Restated		As Reported	As Restated
Net Revenues:
Product sales	$27,389	$26,207	(8)	$49,051	$47,869	(9)
Promotion services	5,719	5,719		5,719	5,719

Total net revenues	33,108	31,926		54,770	53,588
Operating expenses:
Cost of product sales	5,174	4,205	(8)	8,277	7,308	(9)
Sales and marketing	12,861	12,771		18,089	17,999
Amortization of acquired intangible assets, related to sales and marketing	714	714		714	714
Research and development	3,091	3,091		6,200	6,200
General and administrative	8,259	8,259		14,217	14,217
Contingent consideration	808	808		808	808

Total operating expenses	30,907	29,848		48,305	47,246
Income from operations	2,201	2,078		6,465	6,342
Non-operating income (expense):
Interest and investment income	13	13		33	33
Interest and investment expense	(53)	(53)		(110)	(110)
Other (expense) income, net	(4)	(4)		11	11

Income before provision for income tax	2,157	2,034		6,399	6,276
Provision for income tax	174	143		567	536

Net income	$1,983	$1,891		$5,832	$5,740

Comprehensive income	$2,740	$2,648		$6,649	$6,557
Basic net income per share	$0.04	$0.03		$0.11	$0.11
Diluted net income per share	$0.03	$0.03		$0.11	$0.10
Basic shares outstanding	55,666	55,666		52,301	52,301
Diluted shares outstanding	58,223	58,223		54,807	54,807

(8)	For the three months ended June 30, 2011, revenue decreased $1.2 million and cost of product sales increased $1.0 million mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.
(9)	For the six months ended June 30, 2011, revenue decreased $1.2 million and cost of product sales decreased $1.0 million mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.

The following table presents the impact of the revisions on the Company’s previously issued condensed consolidated statement of cash flows for the six months ended June 30, 2012 and 2011 (in thousands). The restatement had no effect on net cash provided by operating activities, net cash used in investing activities, net cash used in financing activities or on the net increase in cash and cash equivalents.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	As Reported	As Restated		As Reported	As Restated
Cash Flows From Operating activities:
Net income	$19,299	$20,894		$5,832	$5,740
Deferred taxes, net	(34)	511		(263)	(294)
Accounts receivable, net	463	(2,080	)(10)	280	1,462	(10)
Inventories	642	1,682	(10)	(1,683)	(2,652	)(10)
Accrued and other current liabilities	897	260		1,448	1,358

(10)	For the three and six month periods ended June 30, 2011, changes to net cash (used in) provided by accounts receivable and inventory mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.

3.	Available-for-Sale Investments

The following is a summary of available-for-sale investments as of (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$29,506	$—	$—	$29,506
Restricted Italian state bonds maturing in 2013	451	—	(87)	364

Total available-for-sale investments	$29,957	$—	$(87)	$29,870

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds maturing in 2013	450	—	(86)	364

Total available-for-sale investments	$32,299	$—	$(86)	$32,213

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

The following represents the change in the estimated fair value of the contingent consideration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contingent Consideration:
Balance at beginning of period	$14,484	$—	$15,400	$—
Fair value at acquisition date	—	18,870	—	18,870
Foreign currency translation	12	(15)	12	(15)
Change in the estimated fair value of the contingent consideration liability	(1,171)	808	(2,087)	808

Balance at end of period	$13,325	$19,663	$13,325	$19,663

5.	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012 Restated (Note 2)	December 31, 2011 Restated (Note 2)
Raw materials	$2,183	$1,797
Work in progress	772	84
Finished goods	6,553	9,260

	$9,508	$11,141

As of June 30, 2012 and December 31, 2011, the Company had $1.3 million and $2.3 million, respectively, in inventory held at distributors related to products sold by its NovaMed subsidiary.

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2012 Restated (Note 2)	December 31, 2011 Restated (Note 2)
Accrued sales and marketing expenses	$7,318	$7,124
Accrued taxes, tax reserves and interest	4,334	3,500
Accrued compensation and benefits	3,788	4,409
Accrued professional fees	694	666
Accrued clinical trial expense	641	797
Accrued manufacturing costs	225	251
Other	1,408	1,610

	$18,408	$18,357

7.	Reduction in Workforce

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

Summary information by operating segment for the three- and six- month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)	2012 Restated (Note 2)	2011 Restated (Note 2)
China:
Revenues	$40,496	$31,223	$80,866	$52,095
Operating income	$14,566	$6,060	$28,808	$17,435
Rest of the World (including the US):
Revenues	$873	$703	$1,571	$1,493
Operating loss	$(2,024)	$(3,982)	$(5,692)	$(11,093)

Long-lived assets as of June 30, 2012 by operating segment are as follows (in thousands):

China	$78,044
Rest of the World (including the US)	921

$78,965

11.	Subsequent Event

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

Restatement of Financial Results

We have revised our condensed consolidated financial statements for each of the second quarters and year to date periods of 2011 and 2012. Accordingly, the revised financial information included in this Form 10-Q/A has been identified as “restated”. Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the first and third quarters of 2012 to restate our consolidated financial statements therein, including restated financial statements for the third quarter and year to date period of 2011, and are filing a Form 10-K for the fiscal year ended December 31, 2012 which includes restated financial statements for the year ended December 31, 2011.

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

The revisions had an impact of increasing the Company’s revenues by $3.0 million for the six-months ended June 30, 2012, and increasing the Company’s net income by $1.6 million for the same period. Basic and diluted earnings per share increased by $0.02 and $0.03, respectively, for the six-months ended June 30, 2012. As of June 30, 2012, accounts receivable decreased by $1.2 million, inventory increased by $1.3 million, and goodwill related to the acquisition of NovaMed increased by $1.9 million.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 Restated	2011 Restated	Change	2012 Restated	2011 Restated	Change
Product Sales	$33,284	$26,207	27%	$66,447	$47,869	39%
Promotion Services	8,085	5,719	41%	15,990	5,719	180%

Total Net Revenues	$41,369	$31,926	30%	$82,437	$53,588	54%

Product sales were $33.3 million for the three-month period ended June 30, 2012, compared to $26.2 million for the corresponding period in 2011. The increase of $7.1 million, or 27%, for the three-months ended June 30, 2012, compared to the same period in the prior year, was primarily attributable to increased sales of ZADAXIN, and due to the addition of NovaMed product sales as a result of the acquisition of NovaMed. ZADAXIN sales were $30.4 million for the three-month period ended June 30, 2012, compared to $25.6 million for the corresponding period of 2011. Product sales were $66.4 million for the six-month period ended June 30, 2012, compared to $47.9 million for the corresponding period in 2011. The increase of $18.6 million, or 39%, for the six-months ended June 30, 2012, compared to the same period in the prior year, was primarily attributable to increased sales of ZADAXIN and to a lesser extent to Aggrastat and Pfizer product sales. ZADAXIN sales were $60.2 million the six-month period ended June 30, 2012, compared to $47.3 million for the corresponding period of 2011. Our overall ZADAXIN revenue growth was attributable to an increase in the quantity of ZADAXIN sold primarily due to further market penetration in China.

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

Total China revenues were $40.5 million, or 98% of sales for the three-month period ended June 30, 2012, compared to $31.2 million, or 98% of sales for the corresponding period in 2011. Total China revenues were $80.9 million, or 98% of sales for the six-month period ended June 30, 2012, compared to $52.1 million, or 97% of sales for the corresponding period in 2011.

For the three-month period ended June 30, 2012, sales to three customers in China accounted for approximately 34%, 31% and 18% of our revenue. For the three-month period ended June 30, 2011, sales to customers in China accounted for approximately 42%, 36% and 17% of our revenues. For the six-month period ended June 30, 2012, customers in China accounted for approximately 51%, 18% and 17% of our revenues. For the six-month period ended June 30, 2011, sales to three importing or distributor agents in China accounted for approximately 54%, 31% and 10% of our product sales. Our experience with our largest customers has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 Restated	2011 Restated	Change	2012 Restated	2011 Restated	Change
Cost of Product Sales	$5,664	$4,205	35%	$11,196	$7,308	53%

Cost of product sales was $5.7 million and $4.2 million for the three-months ended June 30, 2012 and 2011, respectively. ZADAXIN cost of sales were $4.2 million for the three-month period ended June 30, 2012, compared to $3.8 million for the corresponding period in 2011. Gross margin for ZADAXIN was 86.2% and 85.0% for the three months ended June 30, 2012 and 2011, respectively. The increase in gross margin for ZADAXIN for the three-month period ended June 30, 2012, compared to the three-month period ended June 30, 2011, was due primarily to lower ZADAXIN per vial production costs mainly as a result of manufacturing volume efficiencies.

Cost of product sales were $11.2 million for the six-month period ended June 30, 2012, compared to $7.3 million for the same period in the prior year. The increase of $3.9 million, or 53%, and for the six-month period ended June 30, 2012 compared to the same period in the prior year was attributable to higher ZADAXIN sales and the addition of NovaMed cost of product sales as a result of the acquisition of NovaMed. ZADAXIN cost of sales was $8.3 million for the six-month period ended June 30, 2012, compared to $6.9 million for the corresponding period in 2011. Gross margin for ZADAXIN was 86.2% and 85.3% for the six months ended June 30, 2012 and 2011, respectively. The increase in gross margin for ZADAXIN for the six-month period ended June 30, 2012, compared to the six-month period ended June 30, 2011, was due primarily to lower ZADAXIN per vial production costs mainly as a result of manufacturing volume efficiencies.

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

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 Restated	2011 Restated	Change	2012 Restated	2011 Restated	Change
Sales and Marketing	$17,504	$12,771	37%	$35,144	$17,999	95%

Sales and marketing expenses for the three months ended June 30, 2012 increased by $4.7 million, or 37%, compared to the same period in 2011. Sales and marketing expenses for the six months ended June 30, 2012 increased by $17.1 million, or 95%, compared to the same period in 2011. For the three month period ended June 30, 2012, we recorded a full quarter of sales and marketing expense for NovaMed, compared to a partial quarter for the comparable 2011 period that included sales and marketing expenses for NovaMed from the date of acquisition on April 18, 2011 through June 30, 2012. For the six month period ended June 30, 2012, we recorded six months of sales and marketing expense for NovaMed, compared to the same period of 2011 that included sales and marketing expenses for NovaMed from the date of acquisition on April 18, 2011 through June 30, 2012. Additional increases in sales and marketing expenses for both the three- and six-month periods related to increased growth in our sales force in China of over 120 additional sales individuals since the beginning of the year, and in support of our commercial efforts to expand more deeply and widely throughout the China market. We expect sales and marketing expenses to be higher in 2012 compared to 2011 due to increased sales efforts of ZADAXIN and Depakine, primarily in China, and the addition of NovaMed sales and marketing expenses as a result of our acquisition of NovaMed.

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

Provision for Income Tax:

The provision for income tax relates to our foreign operations in China. The provision for income tax was $1.3 million for the three-month period ended June 30, 2012, compared to $0.1 million for the three-month period ended June 30, 2011. The provision for income tax was $2.1 million for the six-month period ended June 30, 2012, compared to $0.5 million for the six-month period ended June 30, 2011.Tax expense increased $1.1 million for the three-month period and $1.6 million for the six-month period ended June 30, 2012, compared to the same period in 2011, as a result of growth in our China operations, partially offset by decreases in benefits recognized on deferred tax assets and liabilities acquired as a result of our acquisition of NovaMed in April 2011. Our statutory tax rate in China was 24-25% in 2011 and 2012. We expect that our tax expense will increase in 2012 compared to 2011 as we expect an increase in tax expense related to growth in China in 2012.

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

Net cash provided by operating activities was $8.7 million for the six months ended June 30, 2011 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included an increase in inventory levels of $2.7 million primarily related to higher stock levels to support increase demand for ZADAXIN product and the addition of inventory related to Pfizer products.

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

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we have reported net income since our fiscal year ending December 31, 2009, we have experienced significant operating losses in the past, and as of June 30, 2012, we had an accumulated deficit of approximately $107.2 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China; we anticipate government imposed price restrictions and if the price is lower than we anticipate, or if we experience difficulties in our sales efforts, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. We expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly as a result of the NovaMed acquisition. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the six months ended June 30, 2012 and 2011, approximately 97% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the decisions of the National Development and Reform Commission (“NDRC”) pricing reform anticipated to be made in 2012.

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

101***

The following materials from Registrant’s Quarterly Report on Form 10-Q/A for the three- and six-months ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three- and Six-Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three- and Six-Months Ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012.
(2)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: April 1, 2013	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1(1)**	Change in Control Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.2(1)**	Change in Control Agreement effective June 11, 2012 by and between Jackie Guan and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.4(1)**	Executive Severance Agreement effective June 11, 2012 by and between Jackie Guan and SciClone Pharmaceuticals, Inc.

31.1(2)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(2)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(2)	Section 1350 Certification of Chief Executive Officer.

32.2(2)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q/A for the three- and six-months ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three- and Six-Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three- and Six-Months Ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012.
(2)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.