Form 10-Q/A
period 2012-09-30
SCICLONE PHARMACEUTICALS INC
filed 2013-04-01
CIK 880771

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

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the nine-months ended September 30, 2012, we are revising our consolidated financial statements for each of the third quarters and year to date periods of 2011 and 2012. Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the first and second quarters of 2012 to restate our consolidated financial statements therein and our financial statements for the second quarter and year to date period of 2011, and are filing a Form 10-K for the fiscal year ended December 31, 2012 which includes restated financial statements for the year ended December 31, 2011. The effects of these additional restatements, to the extent applicable, are reflected in the items revised herein. The restatements relate to accounting errors originating with our subsidiary in China, NovaMed, which was acquired on April 18, 2011. The accounting errors relate primarily to the following:

•

The timing of revenue recognition for certain Pfizer products sold by one of the distributors of our subsidiary, NovaMed. Our policy is that all customers’ obligations to pay for product are final once product is delivered. However, we determined that there were various factors, including the override of certain controls, indicating that sales under NovaMed’s distribution arrangement for Pfizer products with such distributor from the date of acquisition of NovaMed through the third quarter of 2012 (“the Relevant Periods”) allowed for contingent payment terms dependent upon when that distributor sold the products. As a result of our review and evaluation of the matter, we believe that instead of recording revenue at the time of sale to that distributor (“sell-in” method), as previously reflected in the financial statements for the Relevant Periods, revenue under the arrangements in effect at our subsidiary NovaMed should have been recognized when we received payment for the products (“sell-through” or “cash receipts” method). Effective as of the fourth quarter of 2012, we entered into a new agreement with that distributor which clarified the “sell-in” method of revenue recognition to provide consistency with our policy regarding revenue recognition on a prospective basis. As of December 31, 2012, we had received payment for all revenues recognized under the “sell-through” method.

•

The recognition of previously unrecognized product return reserves for sales of Aggrastat® sold by our subsidiary NovaMed prior to the date of the acquisition. We have concluded a liability for expired product existed at the time of the NovaMed acquisition, related to pre-acquisition sales.

The revisions had an impact of increasing our revenues by $3.0 million for the nine-months ended September 30, 2012, and increasing our net income by $2.0 million for the same period. Basic and diluted earnings per share increased by $0.04 and $0.03, respectively, for the nine-months ended September 30, 2012. As of September 30, 2012, accounts receivable decreased by $1.5 million, inventory increased by $1.3 million, and goodwill related to the acquisition of NovaMed increased by $1.9 million.

This Amendment No. 1 on Form 10-Q/A amends and restates in their entirety the following items of our Quarterly Report on Form 10-Q for the nine-months ended September 30, 2012 as originally filed with the Securities and Exchange Commission (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Statements (Unaudited),” including Note 2, “Revision of Previously Issued Condensed Consolidated Financial Statements”; (ii) Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Item 4 of Part I “Controls and Procedures”; (iv) the first paragraph of the first risk factor in Item 1A of Part II “Risk Factors”; and (v) Item 6 of Part II, “Exhibits”. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012 Restated (Note 2)	December 31, 2011 Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$86,543	$66,654
Accounts receivable, net of allowance of $84 and $116 at September 30, 2012 and December 31, 2011, respectively	35,433	38,465
Inventories	7,488	11,141
Restricted cash and investments	2,674	—
Prepaid expenses and other current assets	1,166	1,646
Deferred tax assets	304	1,788

Total current assets	133,608	119,694
Property and equipment, net	1,481	984
Restricted investments	—	364
Intangible assets, net	—	45,185
Goodwill	34,030	33,868
Other assets	605	749

Total assets	$169,724	$200,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,889	$5,592
Accrued and other current liabilities	20,740	18,357
Short-term borrowing on line of credit	—	2,500
Contingent consideration	562	—

Total current liabilities	23,191	26,449
Contingent consideration	—	15,400
Deferred tax liabilities	—	8,407
Other long-term liabilities	269	469
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 55,663,484 and 57,847,367 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	56	58
Additional paid-in capital	273,441	266,913
Accumulated other comprehensive income	2,694	2,344
Accumulated deficit	(129,927)	(119,196)

Total stockholders’ equity	146,264	150,119

Total liabilities and stockholders’ equity	$169,724	$200,844

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)	2012 Restated (Note 2)	2011 Restated (Note 2)
Net revenues:
Product sales	$32,137	$32,310	$98,584	$80,179
Promotion services	8,556	6,992	24,546	12,711

Total net revenues	40,693	39,302	123,130	92,890
Operating expenses:
Cost of product sales	5,474	6,262	16,670	13,570
Sales and marketing	17,063	15,058	52,207	33,057
Amortization of acquired intangible assets,related to sales and marketing	879	858	2,645	1,572
Research and development	864	3,035	5,750	9,235
General and administrative	5,673	5,202	14,089	19,419
Intangible asset impairment (Note 6)	42,728	—	42,728	—
Contingent consideration (Note 4)	(12,773)	(2,231)	(14,860)	(1,423)

Total operating expenses	59,908	28,184	119,229	75,430
Income (loss) from operations	(19,215)	11,118	3,901	17,460
Non-operating income (expense):
Interest and investment income	28	15	73	48
Interest and investment expense	(57)	(49)	(167)	(159)
Other (expense) income, net	(7)	(5)	(22)	6

Income (loss) before provision for income tax	(19,251)	11,079	3,785	17,355
(Benefit) provision for income tax	(6,090)	247	(3,947)	783

Net income (loss)	$(13,161)	$10,832	$7,732	$16,572

Basic net income (loss) per share	$(0.23)	$0.19	$0.14	$0.31
Diluted net income (loss) per share	$(0.23)	$0.18	$0.13	$0.29

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)	2012 Restated (Note 2)	2011 Restated (Note 2)
Net income (loss)	$(13,161)	$10,832	$7,732	$16,572
Other comprehensive income:
Net change in unrealized gain (loss) and foreign currency translation on foreign currency denominated available-for-sale securities	9	(41)	9	(6)
Foreign currency translation	695	667	341	1,449

Total other comprehensive income	704	626	350	1,443

Total comprehensive income (loss)	$(12,457)	$11,458	$8,082	$18,015

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)
Operating activities:
Net income	$7,732	$16,572
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	3,199	2,130
Depreciation and amortization	3,246	1,911
Intangible asset impairment	42,728	—
Change in fair value of contingent consideration	(14,860)	(1,423)
Deferred taxes, net	(7,109)	(702)
Other long-term liabilities	(199)	(456)
Changes in operating assets and liabilities:
Accounts receivable, net	3,032	(12,862)
Inventories	3,729	(1,748)
Prepaid expenses and other assets	565	604
Accounts payable	(3,703)	(2,279)
Accrued and other current liabilities	2,592	2,363

Net cash provided by operating activities	40,952	4,110
Investing activities:
Acquisition of NovaMed, net of cash acquired	—	(21,257)
Purchases of available-for-sale investments	—	(1,580)
Proceeds from the sale or maturities of available-for-sale investments	—	3,725
Purchases of property and equipment	(1,036)	(558)

Net cash used in investing activities	(1,036)	(19,670)
Financing activities:
Repurchase of common stock	(18,465)	—
Repayment of line of credit	(2,500)	—
Increase in restricted cash related to line of credit	(2,300)	—
Proceeds from issuances of common stock	3,250	6,019

Net cash (used in) provided by financing activities	(20,015)	6,019
Effect of exchange rate changes on cash and cash equivalents	(12)	145

Net increase (decrease) in cash and cash equivalents	19,889	(9,396)
Cash and cash equivalents, beginning of period	66,654	53,017

Cash and cash equivalents, end of period	$86,543	$43,621

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$1,178	$767

Interest and unused line fees paid related to line of credit	$125	$126

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

For the three months ended September 30, 2012 and 2011, revenues to three and two customers in China accounted for 87% and 82%, respectively, of the Company’s revenues. For the nine months ended September 30, 2012 and 2011, revenues from three customers in China accounted for 87% and 91%, respectively, of the Company’s revenues. No other customer accounted for more than 10% during the three or nine months ended September 30, 2012 or 2011. The Company’s two largest customers were the same for both periods. A third party holds a majority interest in the Company’s largest customer. As of September 30, 2012, approximately $34.0 million, or 95%, of the Company’s accounts receivable were attributable to four customers in China. The Company generally does not require collateral from its customers.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company earns product revenue from selling manufactured ZADAXIN® product at the time of delivery. Sales of ZADAXIN to importing agents or distributors are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer products, from the date of the acquisition of the NovaMed subsidiary in April of 2011 into October 2012, were based on the “sell-through” method as our distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. The Company did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period; therefore, the Company applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized upon receipt of cash from the distributor. All other product sales are recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in the promotional contract, which marks the period when marketing and promotional services have been rendered, and when all of the above revenue recognition criteria are met.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income (loss) per share includes any dilutive impact from outstanding stock options, restricted stock units (“RSUs”) and the employee stock purchase plan using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)	2012 Restated (Note 2)	2011 Restated (Note 2)
Numerator:
Net income (loss)	$(13,161)	$10,832	$7,732	$16,572
Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	56,617	58,331	57,184	54,044
Effect of dilutive securities	—	2,106	1,977	2,382

Weighted-average shares outstanding used to compute diluted net income (loss) per share	56,617	60,437	59,161	56,426

Basic net income (loss) per share	$(0.23)	$0.19	$0.14	$0.31
Diluted net income (loss) per share	$(0.23)	$0.18	$0.13	$0.29

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

2.	Revision of Previously Issued Condensed Consolidated Financial Statements

The Company has revised its condensed consolidated financial statements for each of the third quarters and year to date periods of 2011 and 2012. The revised financial information included in this Form 10-Q/A has been identified as “restated”. Concurrent with the filing of this Form 10-Q/A, the Company is also filing amended quarterly reports on Form 10-Q/A for each of the first and second quarters of 2012, including restated financial statements for the second quarter and year to date period of 2011, and are filing a Form 10-K for the fiscal year ended December 31, 2012 which includes restated financial statements for the year ended December 31, 2011, and the effects of such restatements are reflected in the items revised herein.

The restatements relate to accounting errors originating with the Company’s subsidiary in China, NovaMed, which was acquired on April 18, 2011.The accounting errors relate primarily to the following:

•

The timing of revenue recognition for certain Pfizer products sold by one of the distributors of the Company’s subsidiary NovaMed. The Company’s policy is that all customers’ obligations to pay for product are final once product is delivered. However, the Company determined that there were various factors, including the override of certain controls, indicating that sales under NovaMed’s distribution arrangement for Pfizer products with that distributor from the date of acquisition of NovaMed through the third quarter of 2012 (the “Relevant Periods”) allowed for contingent payment terms dependent upon when that distributor sold the products. As a result of its review and evaluation of the matter, the Company believes that instead of recording revenue at the time of sale to that distributor (“sell-in” method), as previously reflected in the financial statements for the Relevant Periods, revenue under the arrangements in effect at the Company’s subsidiary NovaMed should have been recognized when the Company received payment for the products (“sell-through” or “cash receipts” method).

•

The recognition of previously unrecognized product return reserves for sales of Aggrastat sold by the Company’s subsidiary NovaMed prior to the date of acquisition. The Company has concluded a liability for expired product existed at the time of the NovaMed acquisition, related to pre-acquisition sales.

The revisions had an impact of increasing the Company’s revenues by $3.0 million for the nine-months ended September 30, 2012, and increasing the Company’s net income by $2.0 million for the same period. Basic and diluted earnings per share increased by $0.04 and $0.03, respectively, for the nine-months ended September 30, 2012. As of September 30, 2012, accounts receivable decreased by $1.5 million, inventory increased by $1.3 million, and goodwill related to the acquisition of NovaMed increased by $1.9 million.

The following table presents the impact of the revisions on our previously issued condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012 (in thousands):

	September 30, 2012			December 31, 2011
	As Reported	As Restated		As Reported	As Restated
ASSETS
Accounts receivable, net	$36,974	$35,433	(1)	$42,226	$38,465	(3)
Inventories	6,199	7,488	(1)	8,813	11,141	(3)
Deferred tax assets	94	304		1,732	1,788
Total current assets	133,650	133,608		121,071	119,694
Goodwill	32,135	34,030	(2)	31,973	33,868	(2)
Total assets	167,871	169,724		200,326	200,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and other current liabilities	$20,521	$20,740	(4)	$17,192	$18,357	(5)
Total current liabilities	22,972	23,191		25,284	26,449
Deferred tax liabilities	—	—		8,715	8,407
Accumulated other comprehensive income	2,693	2,694		2,341	2,344
Accumulated deficit	(131,560)	(129,927)		(118,854)	(119,196)
Total stockholders’ equity	144,630	146,264		150,458	150,119
Total liabilities and stockholders’ equity	167,871	169,724		200,326	200,844

(1)	As of September 30, 2012, accounts receivable decreased $1.5 million and inventory increased $1.3 million mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.
(2)	As of September 30, 2012 and December 31, 2011, goodwill increased $1.0 million related to the Company recording a liability for expired product that existed at the time of the NovaMed acquisition, related to pre-acquisition Aggrastat product sales. Goodwill also increased $0.9 million related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.
(3)	As of December 31, 2011, accounts receivable decreased $3.8 million and inventory increased $2.3 million related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.
(4)	As of September 30, 2012, accrued and other current liabilities increased $0.2 million mainly related to the Company recording a liability for expired product that existed at the time of the NovaMed acquisition, related to pre-acquisition Aggrastat product sales, partially offset by amounts due to the Company related to foreign currency adjustments.
(5)	As of December 31, 2011, accrued and other current liabilities increased $1.2 million mainly related to the Company recording a liability for expired product that existed at the time of the NovaMed acquisition, related to pre-acquisition Aggrastat product sales.

The following table presents the impact of the revisions on our previously issued condensed consolidated statements of operations for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	As Reported	As Restated	As Reported	As Restated
Net Revenues:
Product sales	$32,130	$32,137 (6)	$95,596	$98,584 (7)
Promotion services	8,556	8,556	24,546	24,546

Total net revenues	40,686	40,693	120,142	123,130
Operating expenses:
Cost of product sales	5,475	5,474 (6)	15,631	16,670 (7)
Sales and marketing	17,042	17,063	52,371	52,207
Amortization of acquired intangible assets, related to sales and marketing	879	879	2,645	2,645
Research and development	864	864	5,750	5,750
General and administrative	5,673	5,673	14,089	14,089
Intangible asset impairment	42,728	42,728	42,728	42,728
Contingent consideration	(12,773)	(12,773)	(14,860)	(14,860)

Total operating expenses	59,888	59,908	118,354	119,229
(Loss) income from operations	(19,202)	(19,215)	1,788	3,901
Non-operating income (expense):
Interest and investment income	28	28	73	73
Interest and investment expense	(57)	(57)	(167)	(167)
Other (expense) income, net	(7)	(7)	(22)	(22)

(Loss) income before provision for income tax	(19,238)	(19,251)	1,672	3,785
Provision for income tax	(5,696)	(6,090)	(4,085)	(3,947)

Net (loss) income	$(13,542)	$(13,161)	$5,757	$7,732

Comprehensive income	$(12,835)	$(12,457)	$6,110	$8,082
Basic net (loss) income per share	$(0.24)	$(0.23)	$0.10	$0.14
Diluted net (loss) income per share	$(0.24)	$(0.23)	$0.10	$0.13
Basic shares outstanding	56,617	56,617	57,184	57,184
Diluted shares outstanding	56,617	56,617	59,161	59,161

(6)	For the three months ended September 30, 2012, revenue increased $7,000 and cost of product sales decreased $1,000 mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.
(7)	For the nine months ended September 30, 2012, revenue increased $3.0 million and cost of product sales increased $1.0 million mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.

The following table presents the impact of the revisions on our previously issued condensed consolidated statements of income for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As Reported	As Restated		As Reported	As Restated
Net Revenues:
Product sales	$30,433	$32,310	(8)	$79,484	$80,179	(10)
Promotion services	6,992	6,992		12,711	12,711

Total net revenues	37,425	39,302		92,195	92,890
Operating expenses:
Cost of product sales	5,024	6,262	(8)	13,301	13,570	(10)
Sales and marketing	15,222	15,058	(9)	33,311	33,057	(9)
Amortization of acquired intangible assets, related to sales and marketing	858	858		1,572	1,572
Research and development	3,035	3,035		9,235	9,235
General and administrative	5,202	5,202		19,419	19,419
Contingent consideration	(2,231)	(2,231)		(1,423)	(1,423)

Total operating expenses	27,110	28,184		75,415	75,430
Income from operations	10,315	11,118		16,780	17,460
Non-operating income (expense):
Interest and investment income	15	15		48	48
Interest and investment expense	(49)	(49)		(159)	(159)
Other (expense) income, net	(5)	(5)		6	6

Income before provision for income tax	10,276	11,079		16,675	17,355
Provision for income tax	46	247		613	783

Net income	$10,230	$10,832		$16,062	$16,572

Comprehensive income	$10,856	$11,458		$17,505	$18,015
Basic net income per share	$0.18	$0.19		$0.30	$0.31
Diluted net income per share	$0.17	$0.18		$0.28	$0.29
Basic shares outstanding	58,331	58,331		54,044	54,044
Diluted shares outstanding	60,437	60,437		56,426	56,426

(8)	For the three months ended September 30, 2011, revenue increased $1.9 million and cost of product sales increased $1.2 million mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.
(9)	For the three and nine months ended September 30, 2011, sales and marketing expense decreased $0.3 million related to the payment of the liability for expired Aggrastat product.
(10)	For the nine months ended September 30, 2011, revenue increased $0.7 million and cost of product sales increased $0.3 million mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company’s NovaMed subsidiary.

The following table presents the impact of the revisions on our previously issued condensed consolidated statement of cash flows for the nine months ended September 30, 2012 and 2011 (in thousands). The restatement had no effect on net cash provided by operating activities, net cash used in investing activities, net cash (used in) provided for financing activities or on the net increase in cash and cash equivalents.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	As Reported	As Restated		As Reported	As Restated
Cash Flows From Operating activities:
Net income	$5,757	$7,732		$16,062	$16,572
Deferred taxes, net	(7,052)	(7,109)		(871)	(702)
Accounts receivable, net	5,252	3,032	(11)	(12,264)	(12,862	)(11)
Inventories	2,690	3,729	(11)	(2,017)	(1,748	)(11)
Accrued and other current liabilities	3,329	2,592		2,713	2,363

(11)	For the three and nine month periods ended September 30, 2012 and 2011, changes to net cash (used in) provided by accounts receivable and inventory mainly related to the Company changing from the “sell-in” method to the “sell-through” method of revenue recognition for certain Pfizer products sold by the Company.

3.	Available-for-Sale Investments

The following is a summary of available-for-sale investments as of (in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$53,506	$—	$—	$53,506
Restricted Italian state bonds maturing in 2013	451	—	(77)	374

Total available-for-sale investments	$53,957	$—	$(77)	$53,880

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Money market funds	$31,849	$—	$—	$31,849
Restricted Italian state bonds maturing in 2013	450	—	(86)	364

Total available-for-sale investments	$32,299	$—	$(86)	$32,213

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

The Company’s money market funds include $2.3 million of cash in a restricted account to secure a letter of credit associated with its loan agreement with Shanghai Pudong Development Bank Co. Ltd. Refer also to Note 7 for further information regarding the Company’s loan agreement.

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

The Company initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration is remeasured each quarter, and changes to the fair value are recorded to contingent consideration expense or gain. As of September 30, 2012, the Company estimated the fair value of the contingent consideration to be $0.6 million, resulting in a non-cash gain of $12.8 million and $14.9 million for the three- and nine-month periods ended September 30, 2012, respectively. The significant reduction in the valuation of the contingent consideration expense during the three months ended September 30, 2012 was primarily related to the decrease in the estimated probability of achieving targets relating to NovaMed’s product distribution agreements, including the renewal of the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement expires June 30, 2013. The Company is currently negotiating an extension of that agreement, but believes that any initial extension will be for less than a five-year term.

The following represents the change in the estimated fair value of the contingent consideration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contingent Consideration:
Balance at beginning of period	$13,325	$19,663	$15,400	$—
Fair value at acquisition date	—	—	—	18,870
Foreign currency translation	10	1	22	(14)
Change in the estimated fair value of the contingent consideration liability	(12,773)	(2,231)	(14,860)	(1,423)

Balance at end of period	$562	$17,433	$562	$17,433

5.	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2012 Restated	December 31, 2011 Restated
Raw materials	$1,999	$1,797
Work in progress	808	84
Finished goods	4,681	9,260

	$7,488	$11,141

As of September 30, 2012 and December 31, 2011, the Company had $1.5 million and $2.3 million, respectively, in inventory held at distributors related to products sold by its NovaMed subsidiary.

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

As part of the acquisition of NovaMed, the Company recorded intangible assets related to promotion and distribution contract rights that were included in the Company’s China segment. During the three months ended September 30, 2012, the Company identified impairment indicators related to the intangible assets. The Company determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. The Company further performed a discounted cash flow analysis related to the intangible assets and determined that a full impairment should be recorded as the estimated fair value was determined to be zero. As a result, the Company recognized a non-cash impairment loss of approximately $42.7 million on its Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2012. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value (See Note 4). The significant Level 3 unobservable inputs used in the fair value measurement of the intangible assets were estimates of projected revenues and earnings, a discount rate of approximately 20%, and assumptions regarding the probability of renewal of the customer contracts. Significant changes in the estimated revenues and earnings would have resulted in adjustments in the fair value measurement. A change in the renewal probability rates of the customer contracts would have also resulted in a significant change in the fair value measurement.

The Company recorded a net benefit for income tax of $6.1 million and $3.9 million for the three- and nine month periods ended September 30, 2012, respectively, primarily due to the impairment of intangible assets, which resulted in a reversal of deferred tax liabilities, partially offset by the impact of recording a full valuation allowance on any remaining NovaMed deferred tax assets.

7.	Loan Agreement

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

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2012 Restated (Note 2)	December 31, 2011 Restated (Note 2)
Accrued sales and marketing expenses	$7,963	$7,124
Accrued taxes, tax reserves and interest	4,853	3,500
Accrued compensation and benefits	3,217	4,409
Accrued professional fees	1,441	666
Accrued clinical trial expense	312	797
Accrued manufacturing costs	971	251
Other	1,983	1,610

	$20,740	$18,357

9.	Reduction in Workforce

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

10.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales and marketing	$353	$273	$969	$520
Research and development	71	97	249	252
General and administrative	739	511	1,981	1,358

	$1,163	$881	$3,199	$2,130

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

11.	Other Corporate Matters

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

12.	Segment Information and Geographic Data

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

Summary information by operating segment for the three- and nine-month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 Restated (Note 2)	2011 Restated (Note 2)	2012 Restated (Note 2)	2011 Restated (Note 2)
China:
Revenues	$39,682	$38,268	$120,548	$90,362
Operating income (loss)	$(29,427)	$17,089	$(1,415)	$36,062
Rest of the World (including the US):
Revenues	$1,011	$1,034	$2,582	$2,528
Operating income (loss)	$10,212	$(5,971)	$5,316	$(18,602)

Long-lived assets as of September 30, 2012 by operating segment are as follows (in thousands):

China	$35,169
Rest of the World (including the US)	947

$36,116

13.	Subsequent Event

The Company repurchased and retired 421,620 shares at a cost of $2.5 million from October 1, 2012 through November 6, 2012 under its share repurchase program. In November 2012, the Company’s Board of Directors approved an increase of $10.0 million to the existing $30.5 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to $40.5 million. As of November 6, 2012, $16.2 million of the total $40.5 million was available for future share repurchase.

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

We have not negotiated any particular arrangement regarding the sharing of these price reductions for products other than ZADAXIN with our partners, but generally, under our agreements, the effect on our per unit revenues would be approximately half of the reduction in price at the hospital retail level.

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

Internal Control Issues - Material Weakness

During the quarter ended September 30, 2012, we identified deficiencies in the design and operating effectiveness of controls primarily associated with product return reserves related to our Aggrastat product line, and the override of certain controls in the financial statement close process each related to our NovaMed subsidiary. We concluded that the aggregation of these deficiencies was a material weakness. Furthermore, during the fourth quarter of 2012, we identified deficiencies related to the timing of revenue recognition for our Pfizer products, the override of controls related to our NovaMed subsidiary, and the corporate monitoring thereof. We concluded that these deficiencies identified in the fourth quarter of 2012 are indicative of the continuation of the material weakness that was identified in the third quarter of 2012. The misstatements related to this material weakness affected our financial reporting from the date of the NovaMed acquisition in the second quarter of 2011. We have discussed these matters with our independent registered public accounting firm and our Audit Committee.

With the oversight of management and our Audit Committee, we have initiated steps to address the material weakness. In the fourth quarter of 2012, we implemented additional controls related to our revenue recognition and product return reserve processes to strengthen our controls and provide that all available information is properly considered. We also re-evaluated the operation of our controls at our NovaMed subsidiary and made adjustments to strengthen these controls, including the hiring of our Chief Financial Officer, China Operations who joined the Company in the third quarter of 2012. We terminated personnel who were involved in the override of certain controls in the financial statement close process at our NovaMed subsidiary that resulted in the material weakness. While we have completed certain remediation efforts, our remediation activities were not complete as of December 31, 2012.

Management Turnover

We announced departures of key personnel from our China organization. These include the individual who was our Chief Executive Officer of SciClone’s China operations and former Chief Executive Officer of NovaMed who resigned in December 2012, and our Chief Operating Officer in China who left the Company in October 2012. There may be additional departures within our China operations. We have and are continuing to recruit executives to address the departures and to expand and strengthen our China operations including the hiring of both a new Chief Executive Officer, China Operations and Chief Financial Officer, China Operations.

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

The United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) are each conducting formal investigations of SciClone regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. The Special Committee has substantially concluded its investigation and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. The Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Footnote 11 “Other Corporate Matters” and Part II, Item 1 “Legal Proceedings” in this Form 10-Q/A for further information regarding the investigation and remedial measures, and related litigation.

We believe our cash and investments as of September 30, 2012 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report quarterly losses in the future.

Restatement of Financial Results

We have revised our condensed consolidated financial statements for each of the third quarters and year to date periods of 2011 and 2012. Accordingly, the revised financial information included in this Form 10-Q/A has been identified as “restated”. Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the first and second quarters of 2012 to restate our consolidated financial statements therein, including the second and third quarters and year to date periods of 2011, and are filing a Form 10-K for the fiscal year ended December 31, 2012 which includes restated financial statements for the year ended December 31, 2011.

The restatements relate to accounting errors originating with our subsidiary in China, NovaMed, which was acquired on April 18, 2011. The accounting errors relate primarily to the following:

•

The timing of revenue recognition for certain Pfizer products sold by one of the distributors of our subsidiary, NovaMed. Our policy is that all customers’ obligations to pay for product are final once product is delivered. However, we determined that there were various factors, including the override of certain controls, indicating that sales under NovaMed’s distribution arrangement for Pfizer products with such distributor from the date of acquisition of NovaMed through the third quarter of 2012 (“the Relevant Periods”) allowed for contingent payment terms dependent upon when that distributor sold the products. As a result of our review and evaluation of the matter, we believe that instead of recording revenue at the time of sale to that distributor (“sell-in” method), as previously reflected in the financial statements for the Relevant Periods, revenue under the arrangements in effect at our subsidiary NovaMed should have been recognized when we received payment for the products (“sell-through” or “cash receipts” method).

•

The recognition of previously unrecognized product return reserves for sales of Aggrastat sold by our subsidiary NovaMed prior to the date of the acquisition. We have concluded a liability for expired product existed at the time of the NovaMed acquisition, related to pre-acquisition sales.

The revisions had an impact of increasing our revenues by $3.0 million for the nine-months ended September 30, 2012, and increasing our net income by $2.0 million for the same period. Basic and diluted earnings per share increased by $0.04 and $0.03, respectively, for the nine-months ended September 30, 2012. As of September 30, 2012, accounts receivable decreased by $1.5 million, inventory increased by $1.3 million, and goodwill related to the acquisition of NovaMed increased by $1.9 million.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 Restated	2011 Restated	Change	2012 Restated	2011 Restated	Change
Product Sales	$32,137	$32,310	-1%	$98,584	$80,179	23%
Promotion Services	8,556	6,992	22%	24,546	12,711	93%

Total Net Revenues	$40,693	$39,302	4%	$123,130	$92,890	33%

Product sales were $32.1 million for the three-month period ended September 30, 2012, compared to $32.3 million for the corresponding period in 2011, a decrease of $0.2 million, or 1%, for the three-months ended September 30, 2012, compared to the same period in the prior year. ZADAXIN sales were $31.2 million for the three-month period ended September 30, 2012, compared to $27.9 million for the corresponding period of 2011. Included in September 2012 ZADAXIN revenues is a decrease of $1.6 million due to the impact of the ZADAXIN price reduction. During the three months ended September 30, 2012, we believe that the levels of ZADAXIN channel inventory grew significantly. We estimate that approximately $14 million of our revenue recognized in the three months ended September 30, 2012 related to the increase of ZADAXIN channel inventory levels at our customers in China. This increase channel inventory may adversely affect our revenue in future quarters. Product sales were $98.6 million for the nine-month period ended September 30, 2012, compared to $80.2 million for the corresponding period in 2011. The increase of $18.4 million, or 23%, for the nine-months ended September 30, 2012, compared to the same period in the prior year, was primarily attributable to increased sales of ZADAXIN and the timing of Pfizer product sales. ZADAXIN sales were $91.4 million for the nine-month period ended September 30, 2012, compared to $75.1 million for the corresponding period of 2011.

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

Total China revenues were $39.7 million, or 98% of total revenues for the three-month period ended September 30, 2012, compared to $38.3 million, or 97% of total revenues for the corresponding period in 2011. Total China revenues were $120.5 million, or 98% of total revenues for the nine-month period ended September 30, 2012, compared to $90.4 million, or 97% of total revenues for the corresponding period in 2011.

For the three-month period ended September 30, 2012, revenues to three customers in China accounted for approximately 54%, 20% and 13% of our revenues. For the three-month period ended September 30, 2011, revenues to two customers in China accounted for approximately 65% and 17% of our revenues. For the nine-month period ended September 30, 2012, revenues to three customers in China accounted for approximately 52%, 19% and 16% of our revenues. For the nine-month period ended September 30, 2011, revenues to three customers in China accounted for approximately 59%, 19% and 13% of our revenues. Our experience with our largest customers has been good and we anticipate that we will continue to sell a majority of our product to them.

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

Cost of Product Sales:

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 Restated	2011 Restated	Change	2012 Restated	2011 Restated	Change
Cost of Product Sales	$5,474	$6,262	-13%	$16,670	$13,570	23%

Cost of product sales was $5.5 million and $6.3 million for the three-month periods ended September 30, 2012 and 2011, respectively. ZADAXIN cost of sales were $4.7 million for the three-month period ended September 30, 2012, compared to $3.8 million for the corresponding period in 2011. Gross margin for ZADAXIN was 84.9% and 86.3% for the three months ended September 30, 2012 and 2011, respectively. The decrease in gross margin for ZADAXIN for the three-month period ended September 30, 2012, compared to the three-month period ended September 30, 2011, was due primarily to a lower ZADAXIN average sale price.

Cost of product sales were $16.7 million for the nine-month period ended September 30, 2012, compared to $13.6 million for the same period in the prior year. The decrease of $3.1 million, or 23%, for the nine-month period ended September 30, 2012 compared to the same period in the prior year was attributable to higher ZADAXIN sales and the addition of NovaMed cost of product sales as a result of the acquisition of NovaMed. ZADAXIN cost of sales was $13.1 million for the nine-month period ended September 30, 2012, compared to $12.0 million for the corresponding period in 2011. Gross margin for ZADAXIN was 85.7% and 84.1% for the nine months ended September 30, 2012 and 2011, respectively. The increase in gross margin for ZADAXIN for the nine-month period ended September 30, 2012, compared to the nine-month period ended September 30, 2011, was due primarily to lower ZADAXIN per vial production costs mainly as a result of manufacturing volume efficiencies, partially offset by a lower ZADAXIN average sale price.

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

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 Restated	2011 Restated	Change	2012 Restated	2011 Restated	Change
Sales and Marketing	$17,063	$15,058	13%	$52,207	$33,057	58%

Sales and marketing expenses for the three months ended September 30, 2012 increased by $2.0 million, or 13%, compared to the same period in 2011. Sales and marketing expenses for the nine months ended September 30, 2012 increased by $19.2 million, or 58%, compared to the same period in 2011. For the nine month period ended September 30, 2012, we recorded nine months of sales and marketing expense for NovaMed, compared to the same period of 2011 that included sales and marketing expenses for NovaMed from the date of acquisition on April 18, 2011 through September 30, 2011. Increases in sales and marketing expenses for both the three- and nine-month periods related to increased growth in China of over 130 additional sales, marketing and sales support professionals since last year, and in support of our commercial efforts to expand more deeply and widely throughout the China market. We expect sales and marketing expenses to be higher in 2012 compared to 2011 due to increased sales efforts of ZADAXIN and Depakine, primarily in China, and the addition of NovaMed sales and marketing expenses as a result of our acquisition of NovaMed.

Amortization and Impairment of Acquired Intangible Assets:

For the three- and nine-months ended September 30, 2012, we recognized $0.9 million and $2.6 million, respectively, in amortization of acquired intangible assets expense, compared to $0.9 million and $1.6 million for the three- and nine-months ended September 30, 2011, respectively. Amortization of acquired intangible assets reflects the amortization of services and distribution contract intangible assets acquired as part of the NovaMed acquisition on April 18, 2011.

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

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Research and Development	$864	$3,035	-72%	$5,750	$9,235	-38%

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

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
General and Administrative	$5,673	$5,202	9%	$14,089	$19,419	-27%

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

(Benefit) Provision for Income Tax:

The (benefit) provision for income tax relates to our foreign operations in China. The benefit for income tax was $6.1 million for the three-month period ended September 30, 2012, compared to $0.2 million of expense for the three-month period ended September 30, 2011. The benefit for income tax was $3.9 million for the nine-month period ended September 30, 2012, compared to expense of $0.8 million for the nine-month period ended September 30, 2011. The tax benefit increased $6.3 million for the three-month period and $4.7 million for the nine-month period ended September 30, 2012, compared to the same periods in 2011, primarily related to the reversal of deferred tax liabilities due to the impairment loss of approximately $42.7 million recorded related to our intangible assets, partially offset by the impact of recording a full valuation allowance on NovaMed deferred tax assets, by increased tax expense related to growth in our China operations. Our statutory tax rate in China was 24-25% in 2011 and 2012. We expect that our tax expense will decrease in 2012 compared to 2011 due to the tax benefits recorded during the third quarter of 2012.

Liquidity and Capital Resources

The majority of our sales are to importers and distributors in China where our accounts receivable collections have standard credit terms generally ranging from 60 to 180 days.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of September 30, 2012	As of December 31, 2011
Cash and cash equivalents	$86,543	$66,654

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

Net cash provided by operating activities was $41.0 million for the nine months ended September 30, 2012 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, intangible asset impairment, the change in the fair value of the contingent consideration, and changes in operating assets and liabilities. Such changes included a $3.0 million increase in cash received from customers for accounts receivable, and a $3.7 million decrease in inventory primarily due to a planned reduction in inventory levels in anticipation of the renewal of our ZADAXIN China import license. Import drug licenses are routinely subject to renewal every five years to continue sales into China, and the next renewal is expected to occur in 2013. We expect to modify our label with the next renewal, and are managing our inventory levels accordingly. The changes also included a $3.7 million decrease in accounts payable related to payments for products sold under marketing agreements and the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe OM, offset by a $2.6 million increase in accrued liabilities mainly related to increases in sales and marketing and tax accruals.

Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 2011 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities. Such changes included a decrease in cash received for accounts receivable of $12.9 million related to increases in sales volume and normal fluctuations in the timing of customer receipts. Changes also included an increase in inventory levels of $1.7 million related to higher stock levels to support increased demand for ZADAXIN product.

Net cash used in investing activities was $1.0 million and $19.7 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, cash used in investing activities was related to the purchases of property and equipment. For the nine months ended September 30, 2011, cash used in investing activities was primarily related to the acquisition of NovaMed for a net cash use of approximately $21.3 million, and to a lesser extent related to the sale of available-for-sale investments, net of purchases of available-for-sale investments, and purchases of property and equipment.

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

The following summarizes our future contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$6,406	$3,316	$2,658	$418	$14
Purchase obligations (2)	13,992	13,992	—	—	—
Contingent consideration (3)	562	562	—	—	—
Uncertain tax position (4)	3,119	—	—	—	—

Total	$24,079	$17,870	$2,658	$418	$14

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)	As part of the acquisition of NovaMed, we may be required to pay up to $43.0 million in contingent consideration upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. The timing of the contingent consideration payment, if any, is dependent upon several factors, including whether there is a change-in-control. The contingent consideration is expected to be paid no later than the first half of 2013.
(4)	As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for uncertain tax positions will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

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

In May 2012, we announced that our Board of Directors has approved an increase of $10.5 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception in October 2011 to $30.5 million. Under this program, we repurchased and retired approximately 4.2 million shares at a cost of $21.8 million through September 30, 2012. As of September 30, 2012, $8.7 million of the $30.5 million share repurchase program authorized by our Board was available for future share repurchase. Subsequent to September 30, 2012, our Board of Directors approved an additional increase of $10.0 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception to $40.5 million, and as of November 6, 2012 the total remaining available for repurchase was $16.2 million. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

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

•

In the fourth quarter of 2012, we implemented additional controls related to our revenue recognition and product returns reserve processes to strengthen our controls and ensure that all available information is properly considered. We also re-evaluated the operation of our controls at our NovaMed subsidiary and made adjustments to strengthen these controls, including the recent hiring of our Chief Financial Officer, China Operations who joined the Company in the third quarter of 2012. We have terminated personnel who were involved in the override of certain controls in the financial statement close process at our NovaMed subsidiary that resulted in the material weakness.

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income for the nine month period ended September 30, 2012, we have experienced significant operating losses in the past, and as of September 30, 2012, we had an accumulated deficit of approximately $130.0 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended September 30, 2012 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2012 through July 31, 2012	388	$6.40	388	$15,687
August 1, 2012 through August 31, 2012	750	$4.96	750	11,966
September 1, 2012 through September 30, 2012	700	$4.70	700	8,674

Total	1,838	$5.17	1,838

(1)	“Approximate dollar Value of shares that May Yet Be Purchased Under the Plans or Programs” reflects an increase of $10.5 million announced May 2012, bringing the total authorized since the program’s inception in October 2011 to $30.5 million, less the $21.8 million we repurchased through September 30, 2012. Subsequent to September 30, 2012, our Board of Directors approved an additional increase of $10.0 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception to $40.5 million, and as of November 6, 2012 the total remaining available for repurchase was $16.2 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1(1)**	Change in Control Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.2(1)**	Change in Control Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.4(1)**	Executive Severance Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

31.1(2)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(2)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(2)	Section 1350 Certification of Chief Executive Officer.

32.2(2)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q/A for the three- and nine-months ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three- and Nine-Months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three- and Nine-Months Ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 9, 2012.
(2)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.
(Registrant)

Date: April 1, 2013	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1(1)**	Change in Control Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.2(1)**	Change in Control Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.4(1)**	Executive Severance Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

31.1(2)	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2(2)	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1(2)	Section 1350 Certification of Chief Executive Officer.

32.2(2)	Section 1350 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q/A for the three- and nine-months ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three- and Nine-Months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three- and Nine-Months Ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 9, 2012.
(2)	Filed Herewith.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.