Form 10-K/A
period 2012-12-31
SCICLONE PHARMACEUTICALS INC
filed 2013-04-30
CIK 880771

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of March 27, 2013, there were 54,008,979 shares of the Registrant’s Common Stock outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2012 as originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013 (the “Original Form 10-K”). We are filing this Amendment solely to include the information in Part III, Items 10 through 14. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Form 10-K have been amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act.

Except as described above, we have not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the name, age and background for each of our current directors:

Name of Director	Age	Principal Occupation	Director Since
Jon S. Saxe	76	Chairman of the Board, SciClone Pharmaceuticals, Inc.; Former CEO Synergen, Inc. (acquired by Amgen); Former President, PDL BioPharma, Inc. (formerly Protein Design Labs, Inc.); Former Vice President, Hoffmann-LaRoche, Inc.	2000

Peter Barrett	60	Partner, Atlas Venture	2011

Friedhelm Blobel, Ph.D.	64	President and Chief Executive Officer, SciClone Pharmaceuticals, Inc.	2006

Richard J. Hawkins	64	President and Chief Executive Officer, Lumos Pharma, Inc., Chief Executive Officer and President, id2, Inc.	2004

Gregg A. Lapointe	54	Former Chief Executive Officer, Sigma-Tau Pharmaceuticals, Inc.	2009

Ira D. Lawrence, M.D.	60	Former Senior Vice President, Research and Development, Medicis Pharmaceuticals, Inc.	2005

Simon Li	63	Former Global Officer and Member of the Executive Committee, Medtronic	2013

Jon S. Saxe was elected to Chairman of SciClone’s Board of Directors in July 2009 and has served as a Director since August 2000. Mr. Saxe was President of PDL BioPharma, Inc. (formerly Protein Design Labs, Inc.) (NASDAQ: PDLI) from 1995 to early 1999. From 1993 to 1995, Mr. Saxe was President of Saxe Associates, Inc., consultants to venture capital firms and biotechnology, diagnostic, and pharmaceutical companies. He was the President and CEO of Synergen, Inc., a biotechnology company acquired by Amgen, from 1989 to 1993. Mr. Saxe is former Vice President, Licensing and Corporate Development and Head of Patent Law for Hoffmann-LaRoche Inc., where he worked for almost 30 years. Mr. Saxe received his J.D. from George Washington University School of Law and his LL.M. from New York University School of Law. He serves as a director of other public and private companies, including Durect Corporation (NASDAQ: DRRX) and as Chairman, VistaGen Therapeutics, Inc. (OTC Bulletin Board: VSTA). Mr. Saxe has experience across a wide range of functions in the pharmaceutical industry including legal, business development and operational experience. He also has broad experience as a Board member in our industry including experience as an audit committee, business development committee, compensation committee and governance committee member.

Peter Barrett has served as a Director since April 2011. He has been a Partner in the Life Sciences group at Atlas Venture since 2002. Prior to joining Atlas, he was a co-founder, Executive Vice President and Chief Business Officer of Celera Genomics. Prior to Celera, he held senior management positions at The Perkin-Elmer Corporation, most recently serving as Vice President, Corporate Planning and Business Development. He serves as a director of other public and private companies, including PerkinElmer, Inc. (NYSE: PKI), and was a member of the Board of Directors of NovaMed Pharmaceuticals, Inc. (“NovaMed”) prior to its acquisition by SciClone. Mr. Barrett is currently Vice Chairman of the Advisory Council of the Barnett Institute of Chemical and Biological Analysis at Northeastern University, as well as Adjunct Professor at the Barnett Institute. He also serves as President of the Autism Consortium, a non-profit institution. Mr. Barrett received his Ph.D. in Analytical Chemistry from Northeastern University. Mr. Barrett brings to the Board the perspective of an investor in the Life Sciences area as well as substantial operating experience and a deep knowledge of the life sciences industry.

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

Richard J. Hawkins has served as a Director since October 2004. Mr. Hawkins is the President and Chief Executive Officer of Lumos Pharma, Inc., a privately-held company. Mr. Hawkins has served as the President and Chief Executive Officer of id2, Inc., a privately-held company since 1992, and as the Chairman and CEO of LabNow, Inc., a privately-held company he founded in September 2003 that develops lab-on-a-chip sensor technology to be used in point-of-care diagnostic testing systems. From 1994 to 2000, Mr. Hawkins co-founded Corning BioPro, a protein contract manufacturing firm. From 1992 to 2000, Mr. Hawkins co-founded and served as Chairman of Sensus Drug Development, which developed and received regulatory approval for SOMAVERT®, a growth hormone antagonist approved for the treatment of acromegaly and now marketed by Pfizer in both the United States and Europe. In 1982, Mr. Hawkins founded Pharmaco, a clinical research organization (CRO) that in 1991 was merged with the predecessor of PPD-Pharmaco, one of the largest CROs in the world today. Mr. Hawkins graduated cum laude with a B.S. in Biology from Ohio University. Mr. Hawkins is an entrepreneur who has formed, financed and operated multiple ventures in the pharmaceutical industry and he brings substantial experience to the Board in clinical development as well as the management of growing enterprises.

Gregg Anthony Lapointe has served as a Director since March 2009. From April 2008 to February 2012, Mr. Lapointe served as Chief Executive Officer of Sigma-Tau Pharmaceuticals, Inc., a pharmaceutical company focused on rare disorders and the U.S. wholly-owned subsidiary of Sigma-Tau Finanziaria S.pA. He served as Chief Operating Officer of Sigma-Tau Pharmaceuticals, Inc. from December 2003 to March 2008. Mr. Lapointe is a Certified Public Accountant in the United States and a Chartered Accountant in Canada. He holds a Bachelor of Commerce degree from Concordia University of Montreal, a Graduate Diploma in Public Accountancy from McGill University of Montreal and an M.B.A. from Duke University. Mr. Lapointe also serves on the Boards of Directors of Soligenix, Inc, the Pharmaceutical Research and Manufacturers of America (PhRMA) and on the corporate council of the National Organization for Rare Disorders (NORD). Mr. Lapointe has substantial experience in finance and management, including operational experience as the CEO of a pharmaceutical development and sales organization.

Ira D. Lawrence, M.D., has served as a Director since June 2005. Dr. Lawrence is currently a consultant to a number of U.S. and international pharmaceutical companies. He was the Chief Medical Officer and Senior Vice President of Research and Development at Medicis Pharmaceutical Corporation until 2012. From June 2005 until May 2006, Dr. Lawrence served as our President and Chief Executive Officer. From 1995 to 2005, Dr. Lawrence was employed with Fujisawa Healthcare, Inc. (subsequently merged with Yamanouchi Pharmaceutical Co. to form Astellas Pharma, Inc.), most recently as Senior Vice President of Research and Development. From 1993 to 1995, Dr. Lawrence served as Vice President of Research and Development at GenDerm Corporation. Dr. Lawrence was the Associate Director of Clinical Studies, Immunology at Fujisawa Healthcare, Inc. from 1991 to 1993. Prior to 1991, Dr. Lawrence practiced internal medicine and allergy/clinical immunology, most recently as the Assistant Chief of Staff at the Veterans Administration Lakeside Medical Center and Assistant Professor at Northwestern University Medical School. Dr. Lawrence earned his M.D. degree, from the Hahnemann Medical College (now Drexel University College of Medicine) and his B.A. from Temple University. Dr. Lawrence completed his internship and residency in internal medicine at Northwestern University and his fellowship at the Division of Allergy and Clinical Immunology at the Johns Hopkins University School of Medicine. In addition to his experience as a physician, Dr. Lawrence has almost two decades of clinical development experience in the pharmaceutical industry.

Simon Li, has served as a Director since January 2013. Most recently, Mr. Li served as the Global Officer and Member of the Executive Committee of Medtronic, a global medical technology company, and also held the positions of President, Greater China and Chairman of the Board, Medtronic-Weigao JV. Prior to Medtronic, Mr. Li was the International Vice President, North Asia / New Business Development, Asia Pacific / Strategic Medical Affairs, Asia Pacific with Johnson & Johnson Medical, China. Earlier in his career with J&J, he held the positions of International Vice President, North Asia, Managing Director, China and Hong Kong, and Managing Director, China. Prior to J&J, Mr. Li was President and Chief Operating Officer of the ConvaTec business with Bristol-Myers Squibb in Hong Kong. He also served as General Manager of the pharmaceutical distributor Y.C. Woo & Co., Ltd. in Hong Kong. Mr. Li’s current non-executive activities include serving on the board of directors of Shandong Weigao Group Medical Polymer, and he has received several industry honors. He earned a Bachelor of Arts degree in social sciences from the University of Hong Kong, an M.B.A. degree from Henley Management, and an advanced E.M.B.A. from Harvard Business School. He is fluent in English, Mandarin and Cantonese, and is based in Shanghai. Mr. Li brings to the Board international experience and perspective, combined with substantial knowledge of emerging markets, success in building profitable companies and experience in managing complex international business operations.

Executive Officers

The following table sets forth the name, age and title for each of our executive officers:

Name	Age	Title
Friedhelm Blobel, Ph.D.	64	President and Chief Executive Officer, Director
Gary Titus	53	Chief Financial Officer and Senior Vice President, Finance
Hong Zhao Stephanie Wong	49 39	Chief Executive Officer, China Operations Vice President, Finance and Controller
Lan Xie	40	Vice President Finance, China Chief Financial Officer
Min Yin	42	Vice President of Compliance and Internal Audit

Friedhelm Blobel, Ph.D. is one of our directors as well as our President and Chief Executive Officer, and, as such, his biographical information is included above under “Directors.”

Gary S. Titus has served as our Chief Financial Officer and Senior Vice President, Finance since December 2008. Prior to joining SciClone, Mr. Titus served as Senior Vice President of Finance and Chief Financial Officer at Kosan Biosciences, Incorporated, which was acquired by Bristol-Myers Squibb Company in June 2008, from September 2006 until September 2008. From 2003 to 2006, Mr. Titus was with Nuvelo, Inc. and served as Chief Financial Officer and Vice President from October 2005 to September 2006. Mr. Titus has also held positions at life sciences companies including Metabolex, Inc., Intrabiotics Pharmaceuticals, Inc., and LifeScan, Inc., a division of Johnson & Johnson. Mr. Titus also serves on the Board of Directors of Immunocellular Therapeutics Ltd. (NYSE: IMUC). Mr. Titus holds a Bachelors of Science degree in Accounting from the University of South Florida and a Bachelor of Science degree in Finance from University of Florida and is a Certified Public Accountant. He also completed the Global BioExecutive Program at UC Berkeley’s Haas School of Business, Stanford Law School Director’s College, and is a member of several professional organizations.

Hong Zhao has served as our Chief Executive Officer, China Operations since April 2013. Prior to joining SciClone, Mr. Zhao served as Executive Vice President at Simcere Pharmaceuticals Group, Inc. since 2011 and served in various positions at Novartis, including most recently as Senior Vice President of Novartis Greater China and General Manager of Novartis Shanghai, from 1999 to 2011. Mr. Zhao received an EMBA degree from China Europe International Business School (CEIBS), and a bachelor’s degree in Medicine from Nanjing Medical University. He is also a visiting professor at the Nanjing Medical University. Mr. Zhao did not provide services to SciClone in fiscal year 2012 and therefore no information on this compensation is included herein.

Stephanie Wong joined SciClone in 2009 and currently serves as Vice President, Finance and Controller. Prior to joining SciClone, she served as Senior Director, Finance at AcelRx Pharmaceuticals. From 2001 to 2008 Ms. Wong held various positions at Kosan Biosciences, a publicly traded biotechnology company until its acquisition by Bristol-Myers Squibb, most recently as Senior Director and Controller. Prior to that, Ms. Wong worked as an audit manager at PricewaterhouseCoopers. Ms. Wong holds a Bachelor of Science degree in Business Administration from the University of California, Berkeley and is a Certified Public Accountant.

Lan Xie joined SciClone as Vice President, Finance and Chief Financial Officer, China Operations in 2012. Ms. Xie has more than 18 years of experience in financial management and operations in the US and China. Prior to joining SciClone, Ms. Xie served as Vice President Finance and Investor Relations at Shangpharma Corporation from 2007 to 2012, while the company was successfully listed in the US; PricewaterhouseCoopers in Shanghai from 2005 to 2007, where she was senior manager, transaction services and Deloitte & Touche in New York from 2003 to 2005, where she was manager, mergers and acquisitions. Ms. Xie also held positions at Reuters Incorporated, where she was finance manager, special projects; and PricewaterhouseCoopers in Boston where she was a senior associate. Ms. Xie holds a Bachelor of Science in Business Administration from Boston University and Masters of Business Administration from INSEAD, Singapore/France and is a Certified Public Accountant.

Min Yin has served as our Vice President of Compliance and Internal Audit since October 2011. Prior to joining SciClone, she served as Finance Director at Leica Microsystems China. From 2009 to 2010 Ms. Yin was with Beijing Novartis Pharma LTD and served as Senior Director, Finance & Commercial, Oncology. Ms. Yin also held Finance Director positions with Boston Scientific International Medical Trading Corporation from 2004 to 2009 and Valmont Industries, a manufacturer of steel structured poles for lighting, from 1996 to 2004. Ms. Yin holds a Bachelors of Business Administration from the University of Nebraska at Omaha, and a Masters of Business Administration from the University of New Jersey and is a Certified Public Accountant.

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

Based solely on our review of the forms furnished to it and written representations from certain reporting persons, we believe that all filing requirements applicable to its executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with during 2012, other than one late report by each of Mr. Titus and Mr. Lotter in each case reporting one transaction, one late report by Dr. Blobel reporting two transactions, two late reports by Mr. Li reporting in each case one transaction and the failure of Mr. Zhao to file Form 3 and Form 4, in each case to report one transaction.

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

Audit Committee

We have a separately designated standing audit committee established by the Board. The members of the Audit Committee during 2012 were Mr. Saxe (chairman), Mr. Hawkins and Mr. Lapointe. Each member of the Audit Committee during 2012 was independent for purposes of both the NASDAQ Marketplace Rules and the rules and regulations of the SEC, as they apply to audit committee members. The Board of Directors has determined that Mr. Lapointe is an audit committee financial expert, as defined in the rules and regulations of the SEC.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2012, 2011 and 2010 by our Chief Executive Officer, any individual who served as our Chief Financial Officer or principal financial officer or a similar position, our three other most highly-compensated executive officers and two former executive officers who would have been included among the three most highly compensated executive officers had they continued to serve as an executive officer through December 31, 2012:

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)		Bonus ($)		Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
Friedhelm Blobel, Ph.D.	2012	500,000		—		1,155,750	677,340	323,150	(6)	—	14,814	2,671,054
President and Chief Executive Officer (Principal Executive Officer)	2011 2010	475,900 462,000		— —		163,367 —	421,785 648,750	560,000 —	(7)	— —	14,564 14,564	1,635,616 1,125,314

Gary S. Titus (8)	2012	386,476		15,793		—	508,005	147,247		—	12,492	1,070,013
Senior Vice President and Chief Financial Officer (Principal Financial Officer)	2011 2010	364,600 353,600		— —		217,825 —	562,380 216,250	200,000 160,000		— —	12,242 12,242	1,357,047 742,092

Mark Lotter(9)	2012	427,704	(10)	—		—	338,670	—		—	29,670	796,044
Former Chief Executive Officer, China Operations	2011	294,945	(11)	—		—	771,057	150,095	(12)	—	33,304	1,249,401

Israel Rios, M.D. (13)	2012	115,717		—		—	203,202	—		—	404,969	723,888
Former Senior Vice President, Medical Affairs & Chief Medical Officer	2011 2010	342,100 328,900		— —		87,131 —	229,248 173,000	110,000 100,000		— —	15,191 14,564	783,670 616,464

Stephanie Wong(8)	2012	245,200		15,793		77,850	169,335	111,500		—	8,986	628,664
Vice President, Finance and Controller

Lan Xie (14)	2012	100,783	(15)	17,650	(16)	—	184,249	36,567		—	806	340,055
Vice President Finance, China Chief Financial Officer

Min Yin	2012	246,511	(17)	23,440	(18)	—	57,584	87,435		—	—	414,970
Vice President of Compliance and Internal Audit

(1)	Reflects annual base salary for 2012, 2011 and 2010 and includes amounts (if any) deferred at the Named Executive Officer’s option under our 401(k) plan.
(2)	Represents the aggregate grant-date fair value of the restricted stock units awarded to the Named Executive Officer for the applicable year, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”), excluding the impact of estimated forfeitures. Assumptions used in the calculation of such grant-date fair values are set forth in Note 1 and 14 to our Consolidated Financial Statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K for such fiscal year.
(3)	Represents the aggregate grant-date fair value of the stock options awarded to the Named Executive Officer for the applicable year, calculated in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures. Assumptions used in the calculation of such grant-date fair values are set forth in Note 1 and 14 to our Consolidated Financial Statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K for such fiscal year. The aggregate grant-date fair value of the performance shares included for each applicable fiscal year is calculated in accordance with FASB ASC 718 based on the probable outcome of the attainment of one or more pre-established performance objectives, (100% of the number of allotted performance shares), excluding the impact of estimated forfeitures.
(4)	Reflects incentive cash compensation paid to our Named Executive Officers under our executive incentive plan, earned for performance in the year indicated, although such non-equity incentive plan compensation is generally paid in the year following performance. Performance-based bonuses are generally paid under our executive incentive plan and reported as Non-Equity Incentive Plan Compensation. Except as otherwise noted, amounts reported as Bonus represent discretionary bonuses awarded by the Compensation Committee in addition to the amount (if any) earned under our executive incentive plan. See “Compensation Discussion and Analysis-Overview.”
(5)	Reflects all other compensation paid in 2012, 2011 and 2010 respectively. “All other compensation” included the following during:

2012:

•	Dr. Blobel: $11,250 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums;

•	Mr. Titus: $11,250 for matching contributions under our 401(k) plan and $1,242 for life insurance premiums;

•

Mr. Lotter: $17,400 for services performed for the Company’s subsidiaries, $8,082 for non-business travel reimbursement, $2,415 for life insurance premiums, and $1,773 for retirement plan contributions;

•	Dr. Rios: $342,572 in severance benefits, $49,750 in vacation payout upon termination, $11,250 for matching contributions under our 401(k) plan and $1,397 for life insurance premium;

•	Ms. Wong: $8,500 for matching contributions under our 401(k) plan and $486 for life insurance premiums; and

•	Ms. Xie: $806 for retirement plan contributions.

2011:

•	Dr. Blobel: $11,000 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums;

•	Mr. Titus: $11,000 for matching contributions under our 401(k) plan and $1,242 for life insurance premiums;

•	Mr. Lotter: $23,192 for services performed for the Company’s subsidiaries, $8,061 for non-business travel reimbursement, and $2,051 for retirement plan contributions; and

•	Dr. Rios: $11,000 for matching contributions under our 401(k) plan and $4,191 for life insurance premiums.

2010:

•	Dr. Blobel: $11,000 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums;

•	Mr. Titus: $11,000 for matching contributions under our 401(k) plan and $1,242 for life insurance premiums; and

•	Dr. Rios: $11,000 for matching contributions under our 401(k) plan and $3,564 for life insurance premiums.

(6)	For 2012, Dr. Blobel’s non-equity incentive plan compensation included $123,150 of incentive cash compensation paid under our executive incentive plan earned for performance in the year indicated, although such non-equity incentive plan compensation is generally paid in the year following performance, and also included a special bonus of $200,000 for his additional responsibilities assumed during the fiscal year ended December 31, 2012 as determined by the Compensation Committee.
(7)	For 2011, Dr. Blobel’s non-equity incentive plan compensation included $260,000 of incentive cash compensation paid under our executive incentive plan earned for performance in the year indicated, although such non-equity incentive plan compensation is generally paid in the year following performance, and also included a long-term bonus of $300,000 for his service during the fiscal years ended December 31, 2009, 2010 and 2011 earned under his Long Term Incentive Plan.
(8)	For 2012, Mr. Titus and Ms. Wong’s bonus amounts of $15,793 reflect a discretionary bonus payment as approved by the Board of Directors.
(9)	For 2012, Mr. Lotter’s compensation includes amounts from January 1, 2012 through the date of his resignation from the Company on December 14, 2012. For 2011, Mr. Lotter’s compensation includes amounts from April 18, 2011, the date Mr. Lotter commenced employment with the Company, through December 31, 2011.
(10)	Mr. Lotter’s salary amount for 2012 of $427,704 includes $221,948 of net salary, $97,844 for income taxes and $107,912 for rent and living expenses.
(11)	Mr. Lotter’s salary amount for 2011 of $294,945 includes $169,392 of net salary, $65,134 for income taxes and $60,419 for rent and living expenses.
(12)	Mr. Lotter’s non-equity incentive plan compensation amount for 2011 of $150,095 includes $111,800 of net bonus and $38,295 for income taxes.
(13)	For 2012, Dr. Rios’ salary amount includes amounts from January 1, 2012 until April 6, 2012, the date of his resignation from the Company.
(14)	Ms. Xie began employment with the Company on August 1, 2012 and her 2012 compensation includes amounts from August 1, 2012 through December 31, 2012.
(15)	For 2012, Ms. Xie’s salary amount of $100,783 includes $65,484 of net salary and $35,299 for rent and living expenses.
(16)	For 2012, Ms. Xie’s bonus amount of $17,650 reflects the portion of a sign-on bonus earned in 2012 to be paid August 1, 2013 for joining SciClone.
(17)	For 2012, Ms. Yin’s salary amount of $246,511 includes $161,181 of net salary and $85,330 for rent and living expenses.
(18)	For 2012, Ms. Yin’s bonus amount of $23,440 reflects the portion of a sign-on bonus earned in 2012 for joining SciClone.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock and option awards and other plan-based awards, including non-equity incentive awards, granted during the fiscal year ended December 31, 2012 to our Named Executive Officers.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)					All Other Stock Awards; Number of Stock or Units	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (3)
	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Friedhelm Blobel, Ph.D.
Bonus Plan	2/22/2012	—	300,000		450,000
Stock Award(2)	3/20/2012					75,000			477,750
Stock Award(2)	6/7/2012					100,000			678,000
Option Award(4)	3/15/2012						200,000	6.22	677,340

Gary S. Titus
Bonus Plan	2/22/2012	—	154,590		231,885
Option Award(4)	3/15/2012						150,000	6.22	508,005

Mark Lotter
Bonus Plan	2/22/2012	—	152,020	(5)	228,030
Option Award(4)	3/15/2012						100,000	6.22	338,670

Israel Rios, M.D.
Bonus Plan	2/22/2012	—	123,270		184,905
Option Award(4)	3/15/2012						60,000	6.22	203,202

Stephanie Wong
Bonus Plan	2/22/2012	—	85,820		128,730
Stock Award(5)	8/1/2012					15,000			77,850
Option Award(4)	3/15/2012						50,000	6.22	169,335

Lan Xie
Bonus Plan(6)	8/1/2012	—	34,775		52,163
Option Award(3)	8/1/2012						65,000	5.19	184,249

Min Yin
Bonus Plan	2/22/2012	—	85,645		128,468
Option Award(7)	1/13/2012						25,000	4.23	57,584

(1)	We award bonuses pursuant to an annual executive incentive plan, which provides for the award of annual cash bonuses based upon achievement of objectives established by the Compensation Committee at the beginning of each fiscal year. See “Compensation Discussion and Analysis—Elements of Our Compensation Program and How Each Element is Chosen, Annual Cash Incentives.” The actual amount paid as of the date of this filing to each Named Executive Officer for the fiscal years ended December 31, 2010, 2011 and 2012 is set forth in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Under our executive incentive plan, cash bonuses are paid to executive officers based upon achievement of corporate and individual objectives. The performance of executive officers is measured against achievement of these objectives after the fiscal year ends. Achievement of target for each measure represents performance entitling the executive officer to payment of the full target bonus established as a percentage of such officer’s base salary for the fiscal year; performance that is evaluated as being less than or greater than target results in an increase or decrease, as applicable, in amount of bonus payable to such officer. The maximum total bonus payable to each executive officer shall not exceed 150% of such target amount. There is no minimum performance required before bonuses are payable; accordingly there are no thresholds under the plan.

(2)	Represents a restricted stock unit award that will vest on February 25, 2014, or on such later date thereafter as the Company’s trading window opens if it is not open on February 25, 2014.
(3)	The dollar value of the options shown, represents the grant date fair value estimated using the Black-Scholes option pricing model to determine grant date fair value, in accordance with the provisions of FASB ASC Topic 718. For a discussion of valuation assumptions used in the FASB ASC Topic 718 calculations, see Note 1 of Notes to Consolidated Financial Statements, “The Company and Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 14 “Stockholders’ Equity—Stock Award Plans and Stock-Based Compensation” included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. The actual value, if any, that an executive may realize on each option will depend on the excess of the stock price over the exercise price on the date the option is exercised and the shares underlying such option are sold. There is no assurance that the actual value realized by an executive will be at or near the value estimated by the Black-Scholes model.
(4)	Amounts shown represent options issued under our 2005 Equity Incentive Plan. Contingent upon the executive’s continued employment, one-quarter of the options vest twelve months following the grant date and the balance vest monthly over the following three years. The exercise price for the options equals the closing price of our common stock on the date of grant. Each option has a maximum term of ten years. The options granted to all of our Named Executive Officers will vest on an accelerated basis upon the executive’s termination of employment under certain prescribed circumstances. Additional information regarding the vesting acceleration provisions applicable to equity awards granted to our Named Executive Officers is included in this Form 10-K/A under the heading “Potential Payments upon Termination or Change in Control.”
(5)	Represents a restricted stock unit award that will vest on August 1, 2013, or on such later date thereafter as the Company’s trading window opens if it is not open on August 1, 2013.
(6)	Represents Ms. Xie’s target bonus for the period between August 1, 2012 through December 31, 2012.

(7)	Amounts shown represent options issued under our 2005 Equity Incentive Plan. Contingent upon the Executive’s continued employment, Ms. Yin’s option grants for 25,000 shares vest in full based on the achievement of certain performance targets on or prior to December 31, 2013. The exercise price for the options equals the closing price of our common stock on the date of grant. Each option has a maximum term of ten years. The options granted to Ms. Yin will vest on an accelerated basis upon the executive’s termination of employment under certain prescribed circumstances. Additional information regarding the vesting acceleration provisions applicable to equity awards granted to our Named Executive Officers is included in this Form 10-K/A under the heading “Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our Named Executive Officers as of December 31, 2012:

Outstanding Equity Awards at December 31, 2012

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)				Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
	Excercisable	Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Friedhelm Blobel, Ph.D.(3)	830,556	69,444	2.49	6/2/2016
	215,278	34,722	1.81	3/18/2018
	181,250	18,750	1.08	3/6/2019
	206,250	93,750	3.55	3/5/2020
	62,500	87,500	5.13	5/12/2021
	—	200,000	6.22	3/15/2022
	—	—	—	—	196,052	844,965

Israel Rios, M.D.(4)	35,000	—	2.34	2/23/2016
	90,000	—	1.81	3/18/2018
	55,000	—	1.08	3/6/2019
	41,667	—	3.55	3/5/2020
	10,000	—	5.13	5/12/2021

Gary S. Titus(4)	43,393	—	0.95	12/16/2018
	68,750	31,250	3.55	3/5/2020
	83,333	116,667	5.13	5/12/2021
	—	150,000	6.22	3/15/2022
	—	—	—	—	28,070	120,979

Stephanie Wong	40,625	9,375	5.02	9/10/2019
	14,583	20,417	4.17	4/5/2021
	—	50,000	6.22	3/15/2012
	—	—	—	—	15,000	64,649

Lan Xie	—	65,000	5.19	8/1/2022

Min Yin(4)	7,292	17,708	4.21	10/31/2021
	—	25,000	4.23	1/13/2022

(1)	Except as otherwise noted, each option vests at the rate of 1/4 of the underlying shares on the first anniversary of the date of grant and 1/48 of the shares each month thereafter. Vesting may accelerate under certain circumstances for certain options, as described in “Potential Payments upon Termination or Change-in-Control” elsewhere in this “Executive Compensation” section of this Form 10-K/A.
(2)	Assumes a price per share of our common stock equal to $4.3099, the closing market price on December 31, 2012.
(3)	Dr. Blobel was granted options subject to our standard vesting in addition to awards with time based vesting which varies from our standard vesting as described in “Elements of Our Compensation Program and How Each Element is Chosen—Long-Term Equity Incentives” elsewhere in this “Executive Compensation” section of this Form 10-K/A.
(4)	Mr. Titus, Dr. Rios, and Ms. Yin were granted options subject to our standard vesting in addition to awards with performance based vesting as described in “Elements of Our Compensation Program and How Each Element is Chosen—Long-Term Equity Incentives” elsewhere in this “Executive Compensation” section of this Form 10-K/A.

Option Exercises and Stock Vested During Last Fiscal Year

The following is a summary of options exercised and stock vested during the fiscal year ended December 31, 2012 for each Named Executive Officer.

Option Exercises and Stock Vested

Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
Friedhelm Blobel, Ph.D.(1)	100,000	593,140	7,018	40,775
Gary S. Titus(2)	81,607	493,458	9,357	54,364
Israel Rios, M.D.(3)	165,104	568,882	3,743	21,747

No other options were exercised by our Named Executive Officers and no other shares of restricted stock granted to our Named Executive Officers vested during 2012 other than those noted in the table above.

(1)

Dr. Blobel paid consideration of $108,000 and $217,564 to the Company representing the exercise price and tax withholdings, respectively, related to the exercises. Dr. Blobel paid consideration of $14,956 to the Company representing tax withholdings related to the vested stock awards.

(2)

Mr. Titus paid consideration of $77,527 to the Company representing the exercise price related to the exercises. Mr. Titus paid consideration of $19,941 to the Company representing tax withholdings related to the vested stock awards.

(3)

Dr. Rios paid consideration of $440,562 and $92,635 to the Company representing the exercise price and tax withholdings, respectively, related to the exercises. Dr. Rios paid consideration of $7,977 to the Company representing tax withholdings related to the vested stock awards.

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

Friedhelm Blobel, Ph.D.

In June 2006, we entered into with Dr. Blobel a Consulting Services Agreement, an Employment Agreement and a Change in Control Agreement (together, the “Blobel Agreements”). Dr. Blobel’s Change of Control Agreement and Employment Agreement were subsequently amended in April 2009. The Blobel Agreements were also subsequently amended in 2010. The Blobel Agreements provide in the event of a termination of his employment without “Cause”, as defined in the Change in Control Agreement, Dr. Blobel is entitled, as severance, to base salary for a period of 12 months following the date of termination, and a pro-rata portion through the date of such termination of the average of Dr. Blobel’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination, payable on our ordinary payroll dates and subject to compliance with Section 409A of the Tax Code, less applicable withholding, and certain health care benefits. In the event Dr. Blobel is subject to a “Constructive Termination” or termination without “Cause,” within one year following a “Change in Control” of SciClone (a “Change of Control Acceleration Event”), he will be entitled to (i) severance pay equal to one hundred fifty percent (150%) of his annual base salary as in effect at the time of such termination, (ii) a separation bonus equal to the average of Dr. Blobel’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date, (iii) the immediate 100% vesting of any of his unvested options to purchase SciClone’s common stock or other equity awards so long as such equity award is subject to time-based vesting based upon Dr. Blobel’s continued service with SciClone and does not contain performance-based vesting whereby vesting is contingent upon the achievement of certain individual or corporate-based performance metrics, and (iv) the extension of the exercise period for any unexercised portion of all nonstatutory stock options held by him at the date of such termination to be 12 months after the date of such termination. If Dr. Blobel voluntarily resigns or is terminated for Cause, he will not be entitled to any severance payment or acceleration of vesting of his unvested options.

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

We anticipate that Mr. Titus will leave the Company in May of 2013. On February 8, 2013, we entered into a Stay Bonus Agreement with Mr. Titus that provides that if Mr. Titus remains with the Company through the date that the Company files its Form 10-K for fiscal year ending December 31, 2012, he will receive a payment of $100,000 and if he is still with SciClone on May 31, 2013, he will receive an additional payment of $100,000. In addition, SciClone has also agreed that, provided Mr. Titus remains employed through May 31, 2013, SciClone will, for up to six months, continue to pay Mr. Titus an amount equal to his monthly compensation until he has a position with another employer. In addition, if Mr. Titus remains employed through May 31, 2013, he will have up to 12 months thereafter to exercise his then vested options to acquire SciClone Common Stock.

Min Yin

We entered into an Executive Severance Agreement with Min Yin, effective June 11, 2012, which provides that if Ms. Yin’s employment is terminated without cause, as defined therein, and subject to Ms. Yin’s execution of a general release of claims, Ms. Yin is entitled to a severance payment equal to 12 months of her then current base salary, a payment of 50% of the average annual performance bonus paid to Ms. Yin over the prior two fiscal years and continuation of certain health care benefits until the earlier of 12 months after the date of termination, or Ms. Yin’s employment by another company. We also entered into a Change of Control Agreement with Ms. Yin, also effective June 11, 2012, which provides that if Ms. Yin is involuntarily terminated within one year following a change of control (as defined in such agreement) of SciClone, she will be entitled to severance benefits substantially similar to the benefits she would receive in a termination without cause. Ms. Yin would also receive the immediate vesting of any then-unvested options and the extension of the exercise period for any unexercised portion of all stock held by her as of the date of such termination to be 12 months after the date of such termination.

Stephanie Wong

We entered into an Executive Severance agreement with Stephanie Wong effective August 3, 2012 which provides that if Ms. Wong’s employment is terminated without “Cause”, and subject to Ms. Wong’s execution of a general release of claims, Ms. Wong is entitled to a severance payment equal to twelve months of her then current base salary, a payment of 50% of the average of the annual performance bonus paid over the prior two fiscal years to Ms. Wong and continuation of certain health care benefits until the earlier of 12 months after the date of termination, or Ms. Wong’s employment by another company. We also entered into a Change of Control Agreement with Ms. Wong, also effective August 3, 2012, which provides that if Ms. Wong is involuntarily terminated within one year following a change of control of SciClone, she will be entitled to severance benefits substantially similar to the benefits she would receive in a termination without cause. Ms. Wong would also receive the immediate vesting of any then-unvested options and the extension of the exercise period for any unexercised portion of all stock held by her as of the date of such termination to be 12 months after the date of such termination.

On April 3, 2013, we entered into a Stay Bonus Agreement with Ms. Wong that provides that if Ms. Wong remains with the Company through the date that the Company files its Form 10-K for fiscal year ending December 31, 2012, she will receive a payment of $30,000, if she is still with the Company on August 1, 2013, she will receive an additional payment of $60,000 and that if Ms. Wong remains with the Company through the date that the Company files its Form 10-Q for quarter ending September 30, 2013, she will be entitled to receive her full fiscal year 2013 target bonus. In addition, SciClone has also agreed that, provided Ms. Wong remains employed through August 1, 2013 and her employment terminates prior to December 31, 2013, SciClone will, for up to six months, continue to pay Ms. Wong an amount equal to her monthly compensation until she has a position with another employer. In addition, if Ms. Wong remains employed through August 1, 2013, she will have up to 12 months thereafter to exercise her then vested options to acquire SciClone Common Stock.

Lan Xie

We entered into an Executive Severance Agreement with Lan Xie, effective August 3, 2012, which provides that if Ms. Xie’s employment is terminated without “Cause” and subject to Ms. Xie’s execution of a general release of claims, Ms. Xie is entitled to a severance payment equal to 12 months of her then current base salary, a payment of 50% of the average annual performance bonus paid to Ms. Xie over the prior two fiscal years and continuation of certain health care benefits until the earlier of 12 months after the date of termination, or Ms. Xie’s employment by another company. We also entered into a Change of Control Agreement with Ms. Xie, also effective August 3, 2012, which provides that if Ms. Xie is involuntarily terminated within one year following a change of control of SciClone, she will be entitled to severance benefits substantially similar to the benefits she would receive in a termination without cause. Ms. Xie would also receive the immediate vesting of any then-unvested options and the extension of the exercise period for any unexercised portion of all stock held by her as of the date of such termination to be 12 months after the date of such termination.

Certain Definitions Used in Change of Control Agreements

For the Change in Control Agreements for Dr. Blobel, Mr. Titus, Ms. Wong, and Ms. Xie:

(1) “Change in Control” is defined as any of the following:

•

a merger or other transaction in which we or substantially all of our assets are sold or merged and as a result of such transaction, the holders of our common stock prior to such transaction do not own or control a majority of the outstanding shares of the successor corporation;

•	the election of nominees constituting a majority of the Board which nominees were not approved by a majority of the Board prior to such election; or

•	the acquisition by a third party of twenty percent (20%) or more of our outstanding shares which acquisition was without the approval of a majority of the Board in office prior to such acquisition.

(2) “Cause” is defined as any of the following:

•	theft, dishonesty, misconduct or falsification of any records;

•	misappropriation or improper disclosure of confidential or proprietary information;

•	any intentional action by Employee which has a material detrimental effect on the reputation or business of the Company Group;

•	failure or inability to perform any reasonable assigned duties after written notice and a reasonable opportunity to cure, such failure or inability;

•	any material breach of any employment agreement, which breach is not cured pursuant to the terms of such agreement; or

•	the conviction of any criminal act which impairs their ability to perform their duties.

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

Using each Named Executive Officer’s current base salary, the maximum total payments to each Named Executive Officer under the termination circumstances described above, as of December 31, 2012 would be as set forth in the following tables.

Potential Payments upon Termination or Change in Control

upon Termination or Change in Control

Name	Involuntary Termination Other Than for Cause (1)		Termination Following Change in Control (2)
Friedhelm Blobel, Ph.D.
Salary (3)	$791,575	(4)	$1,041,575	(5)
Stock award vesting acceleration (6) (7)	—		1,189,948
Post-termination consulting fees	—		26,000	(8)
Health and welfare benefits (9)	15,246		15,246
Total	$806,821		$2,272,769

Gary S. Titus
Salary (3)(10)	$473,288		$473,288
Stock award vesting acceleration (6) (11)	—		144,726
Post-termination consulting fees	65,000	(12)	104,000	(13)
Health and welfare benefits (15)	32,045		32,045
Total	$570,333		$754,059

Stephanie Wong
Salary (3)(10)	$288,825		$288,825
Stock award vesting acceleration (6) (11)	—		67,505
Post-termination consulting fee (14)	26,000		26,000
Health and welfare benefits (15)	7,685		7,685
Total	$322,510		$390,015

Lan Xie
Salary (3)(10)	$247,602		$247,602
Stock award vesting acceleration (6) (11)	—		—
Post-termination consulting fees (14)	26,000		26,000
Health and welfare benefits (16)	25,150		25,150
Total	$298,752		$298,752

Min Yin
Salary (3)(10)	$269,031		$269,031
Stock award vesting acceleration (6) (11)	—		3,767
Post-termination consulting fees (14)	26,000		26,000
Health and welfare benefits (16)	6,910		6,910
Total	$301,941		$305,708

(1)	Assumes termination without cause as of December 31, 2012 (the last business day of the last fiscal year), not within one year after a change in control. For purposes of Dr. Blobel, “cause” includes constructive termination. As a condition to receiving any benefits referenced under this column, the applicable Named Executive Officer is required to execute a general release of known and unknown claims in a form satisfactory to us.
(2)	Assumes termination without cause as of December 31, 2012, within one year after a change in control. For purposes of the foregoing sentence, “cause” includes constructive termination. As a condition to receiving any benefits referenced under this column, the applicable Named Executive Officer is required to execute a general release of known and unknown claims and a resignation from all of the Named Executive Officer’s positions with us, including from the Board of Directors and any committees thereof on which the Named Executive Officer serves, if any, in a form satisfactory to us.
(3)	The amounts listed do not include the payment of accrued salary and vacation that would be due upon termination of employment, and are not adjusted for any applicable tax withholding.

(4)	Assumes severance equal to one year of Dr. Blobel’s base salary ($500,000 per year as of December 31, 2012). In addition, Dr. Blobel will be entitled to receive a pro-rata portion through the date of such termination without cause of the average of Dr. Blobel’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date.
(5)	Under his Change of Control Agreement, Dr. Blobel will be entitled to receive severance pay in an amount equal to 150% of his annual base salary as in effect at the time of such termination. In addition, Dr. Blobel will be entitled to receive a separation bonus equal to the average of Dr. Blobel’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date.
(6)	Assumes a price per share of our common stock equal to $4.3099, the closing market price on December 31, 2012. In the case of stock options, represents the aggregate spread (i.e. the difference between the exercise price and the closing price of our common stock on December 31, 2012) with respect to all options that would be accelerated (or were actually accelerated, if applicable); in the case of shares of common stock, represents the aggregate value of all shares that would be accelerated (or were actually accelerated, if applicable).
(7)	Assumes acceleration of vesting of all unvested options to purchase shares of stock of the Company held by Dr. Blobel which are subject to time-based vesting based upon Dr. Blobel’s length of continued service with the Company. In addition, in the event of a termination without cause within one year after a change in control, the exercise period for any unexercised nonstatutory stock options then-held by Dr. Blobel would be extended to be 12 months after the date of such termination.
(8)	Under his Change of Control Agreement, Dr. Blobel would be retained by us as an independent contractor to provide consulting services at our request for up to five (5) hours per week for three (3) months after December 31, 2011, pursuant to which we will pay to executive officer a consulting fee of $400.00 per hour, up to a maximum of $2,500.00 per day, plus reasonable out-of-pocket expenses (for example, travel and lodging). Assumes the maximum amount payable under this arrangement (five hours per week for three months), but no out-of-pocket expenses.
(9)	Under his Employment Agreement and his Change of Control Agreement, if Dr. Blobel is covered under our group health plan as of the date of termination without cause (whether or not within one year after a change of control) and he timely elects to continue his group health benefits pursuant to federal law (COBRA), we will pay the COBRA premiums until the earlier of (A) the one year anniversary of Dr. Blobel’s termination without cause, or (B) the date on which Dr. Blobel commences new employment. If we are paying for health coverage of Dr. Blobel under another plan, we will continue to make payments (not to exceed the amount paid in the prior calendar year) for such coverage for the period specified in the prior sentence. Assumes our payment of all premiums necessary to cover Dr. Blobel from January 1, 2013 to December 31, 2013, assuming that Dr. Blobel was covered under the same plan as of December 31, 2012, and that if he were terminated without cause as of such date, he timely elected to continue such benefits until December 31, 2013, calculated assuming that such premiums remain at the amounts in effect as of January 1, 2013.
(10)	Assumes severance equal to 12 months of such employee’s base salary and a separation bonus equal to the gross amount of fifty percent of the average of such employee’s annual performance bonus paid for the two most recent fiscal years for which bonuses have been paid prior to the termination date.
(11)	Assumes acceleration of vesting of all options held by the executive officer as of December 31, 2012 but unvested as of such date, as described in the executive officer’s Change in Control Agreement.
(12)	Under his Executive Severance Agreement, the executive officer would be retained by SciClone as an independent contractor to provide consulting services to us at our request for up to ten (10) hours per week for twelve (12) months after December 31, 2012, pursuant to which we will pay to executive officer a consulting fee of $1,000 per day on a full eight hour day basis pro-rated for the number of hours of service, plus reasonable out-of-pocket expenses (for example, travel and lodging). Assumes the maximum amount payable under this arrangement (ten (10 hours per week for twelve months), but no out-of-pocket expenses.
(13)	Under his Change of Control Agreement, the executive officer would be retained by SciClone as an independent contractor to provide consulting services to us at our request for up to eight (8) hours per week for twenty-four (24) months after December 31, 2012, pursuant to which we will pay to executive officer a consulting fee of $1,000 per day, plus reasonable out-of-pocket expenses (for example, travel and lodging). Assumes the maximum amount payable under this arrangement (one eight-hour day per week for twenty-four months), but no out-of-pocket expenses.

(14)	Under her Change of Control Agreement and Severance Agreement, the executive officer would be retained by SciClone as an independent contractor to provide consulting services to us at our request for up to eight (8) hours per week for six (6) months after December 31, 2012, pursuant to which we will pay to executive officer a consulting fee of $1,000 per day, plus reasonable out-of-pocket expenses (for example, travel and lodging). Assumes the maximum amount payable under this arrangement (one eight-hour day per week for six months), but no out-of-pocket expenses.
(15)	Under such named employee’s Executive Severance Agreement and Change of Control Agreement, we will reimburse the Employee for any COBRA premiums paid by the Employee for continued group health insurance coverage. Such health insurance coverage or reimbursement of COBRA payments shall continue until the earlier of (1) twelve (12) months after the date of the Employee’s Involuntary Termination or (2) the date on which the Employee commences New Employment. Assumes our payment of all premiums necessary to cover the executive officer from January 1, 2013 until December 31, 2013, assuming that the executive officer timely elected COBRA coverage upon a termination without cause as of December 31, 2012, calculated assuming that such premiums remain at the amounts in effect as of January 1, 2013.
(16)	Under such named employee’s Executive Severance Agreement and Change of Control Agreement, we will reimburse the Employee for health insurance premiums paid by the Employee for health insurance coverage. Such health insurance coverage or reimbursement payments shall continue until the earlier of (1) twelve (12) months after the date of the Employee’s Involuntary Termination or (2) the date on which the Employee commences New Employment. Assumes our payment of all premiums necessary to cover the executive officer from January 1, 2013 until December 31, 2013 upon a termination without cause as of December 31, 2012, calculated assuming that such premiums remain at the amounts in effect as of January 1, 2013.

Compensation of Directors

Cash Compensation

Directors who are employees of SciClone do not receive any compensation for their services as directors. During 2012, each non-employee director is entitled to an annual retainer of $35,000, plus payment of out-of-pocket expenses relating to their service as Board members.

In addition, directors received the following additional annual payments for service on the committees of the Board of Directors in 2012:

2012

Committee	Member	Chairman
Audit	$15,000	$19,000
Compensation	12,500	15,000
Corporate Governance	7,500	10,000
Business Development	7,500	10,000
Scientific Review	3,750	5,000

In addition, our Chairman of the Board (currently Mr. Saxe) receives an additional annual payment of $22,000. For fiscal 2012, he also received an additional payment of $75,000 for extensive and unanticipated service required as chair of both the Special Committee and Audit Committee during the fiscal year. Mr. Hawkins and Mr. Lapointe also received additional payments of $25,000 for their services on the Special Committee and Audit Committee.

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

Under our 2004 Outside Directors Stock Option Plan, if Mr. Barrett, Mr. Hawkins, Mr. Lapointe, Dr. Lawrence, and Mr. Saxe are re-elected to the Board at the Annual Meeting, each will automatically receive an option to purchase 30,000 shares of our Common Stock, as they shall have each served for a full year prior to the Annual Meeting of Stockholders. If Mr. Li is re-elected to the Board at the Annual Meeting, he will automatically receive an option to purchase 12,500 shares of our Common Stock, as he served five-twelfths of a full year as an outside director prior to the Annual Meeting of Stockholders.

Aggregate Compensation

The following table sets forth information concerning the aggregate compensation earned during 2012 by each individual who served as a director at any time during 2012:

2012 Director Compensation

Name of Director	Fees Earned or Paid in Cash ($)		Option Awards(1) ($)	All Other Compensation	Total ($)
Jon S. Saxe	166,495	(2)	110,565	—	277,060
Peter Barrett	53,324	(3)	110,565	—	163,889
Friedhelm Blobel, Ph.D.	—	(4)	—	—	—
Richard J. Hawkins	106,559	(5)	110,565	—	217,124
Trevor M. Jones, Ph.D.	27,500	(6)	—	—	27,500
Gregg Lapointe	97,500	(7)	110,565	—	208,065
Ira D. Lawrence, M.D.	47,500	(8)	110,565	—	158,065
Mark Lotter	—	(9)	—	—	—

(1)	The amounts shown represent the grant-date fair value of the stock option grant with an exercise price of $6.78 per share made to each Board member during the 2012 fiscal year. The applicable grant-date fair value of each award was calculated in accordance FASB ASC 718, excluding the impact of forfeitures. Assumptions used in the calculation of grant-date fair value are set forth in Notes 1 and 14 to our Consolidated Financial Statements for the year ended December 31, 2012, included in our annual Report on Form 10-K for such fiscal year.
(2)	Mr. Saxe’s fees consist of $35,000 director fee, $22,000 for service as Chairman of the Board of Directors, $19,000 for service as Chairman of the Audit Committee, $7,995 for service on the Corporate Governance Committee, $7,500 for service on the Business Development Committee, and $75,000 for additional services as a director, as approved by the Board.
(3)	Mr. Barrett’s fees consist of $35,000 director fee, $3,750 for service on the Scientific Review Committee, $7,074 for service on the Compensation Committee, and $7,500 for service on the Business Development Committee.
(4)	Dr. Blobel received no compensation for his service on the Board of Directors. Compensation paid to Dr. Blobel as President and Chief Executive Officer is disclosed in the Summary Compensation Table herein.
(5)	Mr. Hawkins’ fees consist of $35,000 director fee, $15,000 for service as Chairman of the Compensation Committee, $15,000 for service on the Audit Committee, $3,750 for service on the Scientific Review Committee, $9,059 for service on the Corporate Governance Committee and service as Chairman of the Corporate Governance Committee beginning on May 16, 2012, $3,750 for service on the Business Development Committee and $25,000 for additional services as a director, as approved by the Board.
(6)	Prof. Jones’ fees consist of $15,000 director fee, $3,750 for service on the Compensation Committee, $5,000 for service as Chairman of the Corporate Governance Committee and $3,750 for service on the Scientific Review Committee. Prof. Jones resigned from the Board on April 2, 2012.
(7)	Mr. Lapointe’s fees consist of $35,000 director fee, $15,000 for service on the Audit Committee, $12,500 for service on the Compensation Committee, $10,000 for service as the Chairman of the Business Development Committee, and $25,000 for additional services as a director, as approved by the Board.

(8)	Dr. Lawrence’s fees consist of $35,000 director fee, $3,750 for service on the Business Development Committee, $3,750 for service on the Corporate Governance Committee, and $5,000 for service as Chairman of the Scientific Review Committee.
(9)	Mr. Lotter received no compensation for his service on the Board of Directors. Compensation paid to Mr. Lotter as CEO, China Operations is disclosed in the Summary Compensation Table herein.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during 2012 has been an officer or employee of SciClone or any of its subsidiaries, or has had any relationship requiring disclosure by SciClone under the rules and regulations of the SEC. No interlocking relationships existed during 2012 between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in SciClone’s Annual Report on Form 10-K for the year ended December 31, 2012 and its proxy statement. The material in this report shall not be deemed to be “soliciting material” or “filed” with the SEC, will be deemed “furnished” in SciClone’s Annual Report on Form 10-K for the year ended December 31, 2012, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of furnishing the disclosure in this manner.

Respectfully submitted by the Compensation Committee,

Richard J. Hawkins, Peter Barrett and Gregg Lapointe

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

Compensation Philosophy

We are committed to developing and commercializing innovative products to treat life-threatening diseases particularly for the growing Chinese pharmaceutical market. We are engaged in a competitive industry, and to accomplish this objective, we design our compensation programs to attract, motivate and retain qualified executives dedicated to working towards our short and long-term corporate goals. People are one of our key assets, and we seek to hire employees and executives who share our corporate vision and values and have the skills and motivation to execute on our corporate strategy. In our dynamic work environment, we foster the following corporate values:

•	Integrity;

•	Teamwork;

•	Accountability;

•	Customer-focus; and

•	Respect.

Our compensation structure is particularly focused upon rewarding our executives for achieving our publicly stated corporate objectives, and for strong and dedicated performance to the interests of our stockholders.

Objectives of Our Compensation Program

The primary objective of our compensation programs for our executive officers is to attract and retain qualified executives and employees of outstanding ability and potential and to:

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

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward performance and exceptional effort measured over a short and long-term basis. We seek to align our executives’ performance with the interests of our stockholders. Base salaries, annual cash incentives and the vesting of our equity awards encourage executive retention and provide a balance between short and long-term compensation.

We generally set corporate objectives at the beginning of the fiscal year, against which the performance of our Chief Executive Officer is evaluated for determining adjustments in compensation for the subsequent fiscal year. Certain of these corporate objectives are also objectives of other executives with functional responsibility for a particular objective, or for activities in other functions that will support the achievement of an objective. The objectives for our other executives are set by our Chief Executive Officer. Our corporate objectives typically include revenue, income and other financial objectives, advancement of clinical and regulatory programs, successful commercialization or business development activities, specific organization objectives, including compliance related objectives.

For 2012, our corporate goals included goals regarding the following:

•	Increase overall sales for SciClone;

•	An increase in operating net profit;

•	Business development goals;

•	Achievement of certain clinical development targets;

•	Regulatory approval and staffing goals;

•	Strengthening compliance programs related to FCPA and Sarbanes Oxley.

Compensation Process, Role of Management, Independent Compensation Consultants, Peer Group Selection and Benchmarking

Compensation Process, Role of Management

The Compensation Committee is responsible for determining and approving all compensation for our executive officers. Pursuant to its charter, the Compensation Committee recommends to the full Board the salary, bonus, option grants and other aspects of the compensation of our President and Chief Executive Officer, approves the salary, bonus targets and bonus payments for other executive officers, approves stock option grants to other executive officers and approves all employment, severance and change-in-control agreements applicable to other executive officers. Our Chief Executive Officer participates with the Compensation Committee in its deliberations with respect to the compensation payable to our other executive officers, and typically recommends specific compensation packages for our executive officers based upon his assessment and evaluation of their performance for the prior year.

Following the end of each fiscal year, our Chief Executive Officer evaluates executive officer performance for the prior fiscal year, other than his own performance, and discusses the results of such evaluations with the Compensation Committee. The Chief Executive Officer assessment is based upon subjective factors concerning such officer’s individual business goals and objectives, and the contributions made by the executive officer to our overall results. The Chief Executive Officer then makes specific recommendations to the Compensation Committee for adjustments of base salary, target bonus, and equity awards, if appropriate, as part of the compensation packages for each executive officer, other than himself, for the next fiscal year.

The Compensation Committee reviews the performance of the Chief Executive Officer and determines all compensation for the Chief Executive Officer, subject to the review and approval of its recommendations by the full Board. The Chief Executive Officer was not present at the time the Compensation Committee reviewed his performance and discussed his compensation for fiscal 2012.

In addition, at our 2012 Annual Meeting of stockholders, we provided our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of our Named Executive Officers, as disclosed in the proxy statement for our 2012 Annual Meeting. At the 2012 Annual Meeting, our stockholders approved the compensation of our Named Executive Officers, with 27,187,610, or 90% of the total shares voting, shares voted in favor of approving such compensation. As the stockholder advisory vote was held after the Compensation Committee and the Board had determined the compensation to be paid to the Company’s Named Executive Officers for 2012, the Compensation Committee and the Board did not take such results into account in determining executive compensation for 2012. However, in determining and deciding on executive compensation for fiscal year 2013 and in determining bonus compensation for fiscal 2012, our Compensation Committee took into account the results of the 2012 stockholder advisory vote to approve executive compensation, particularly the strong support expressed by the Company’s stockholders, as one of many factors considered in deciding that the Company’s compensation policies and procedures for 2013 should largely remain consistent with our policies and procedures in prior years.

Independent Compensation Consultants, Peer Group Selection and Benchmarking

The Compensation Committee has retained Setren, Smallberg & Associates, Inc. (“Setren”), an independent compensation consultant to conduct an assessment of our executive officer compensation and advise the Committee regarding optimal allocation of the different elements of executive officer compensation among base salary, bonuses and equity and to recommend target amounts for each element of compensation. The Compensation Committee’s policy is to conduct an in-depth assessment of our executive compensation structure including comparative compensation at comparable companies, using detailed data and recommendations provided by Setren, each year.

The Compensation Committee policy is to target the amount of each element of compensation at approximately the 50th percentile of the survey data it reviews, and confirms the applicability of this level by reference to the results of the review of compensation information. The Compensation Committee has awarded a number of options which may exceed the numbers for 50th percentile of the survey data, although the value of those options may be at or below the 50th percentile. While the 50th percentile is always the reference point for compensation decisions, the actual amount paid or awarded may vary from that percentile due to various factors the Compensation Committee takes into account, including individual capabilities and performance, length of current and prior experience in the particular position, initial compensation offered when an executive joins the Company, and the perceived applicability of any set of compensation data for a position to the actual role of the executive in the Company.

For fiscal 2012 salary, target bonuses and equity awards, the Compensation Committee obtained a written report from Setren regarding executive compensation. In providing advice to the Compensation Committee, Setren provided information based on the Radford Global Life Sciences Survey from Radford Surveys and Consulting, a division of Aon Corporation and an independent compensation consulting firm (“Radford”), which includes the average, median and range amounts of base salary, annual cash incentives and long-term equity incentives from comparable pharmaceutical, biotechnology and medical device companies.

In addition, Setren supplemented the Radford data with its own survey of publicly available information filed by a group of the following peer companies (“Setren Peer Data”) determined in consultation with the Chairman of the Compensation Committee and approved by the Compensation Committee:

Affymax, Inc.	ISIS Pharmaceuticals, Inc.
Alnylam Pharmaceuticals	Momenta Pharmaceuticals
Aveo Pharmaceuticals, Inc.	Nektar Therapeutics
Auxilium Pharmaceuticals, Inc.	Sagent Pharmaceuticals, Inc.
Codexis Inc.	Santarus Inc.
Depomed Inc.	Spectrum Pharmaceuticals, Inc.
Emergent BioSolutions, Inc.	Targacept Inc.
Enzo Life Sciences, Inc.	ISTA Pharmaceuticals, Inc.
Genomic Health Inc.
Intermune Inc.

The compensation for our executives who are based in China is compared to other similar positions in China and is based on Aon Hewitt survey data.

The compensation for our Vice President, Finance and Controller was compared to the compensation data obtained from the 2012 Radford Biotechnology Survey.

Setren compared the current compensation (base salary, annual cash incentives and long term equity incentives) of each of our executive officers and other management level employees to the median and 75th percentile of the Radford data. Setren used both summary Radford data and Setren prepared peer data with respect to review of base salary and annual cash incentives, and Setren peer data with respect to long-term equity incentives.

Annual Compensation Review for Fiscal 2012

The Compensation Committee’s annual review of executive compensation generally occurs during the first quarter of the fiscal year. In February 2012, after reviewing Setren’s written report and the recommendations of our Chief Executive Officer, the Compensation Committee reviewed the amount of each element of compensation for our executive officers and reached conclusions about each element of compensation. In February and March 2013, the Compensation Committee reviewed performance against Fiscal 2012 Corporate Goals and individual goals and determined the amount of our Chief Executive Officer’s bonus and the amounts of the bonuses for our other executives.

Elements of Our Compensation Program and How Each Element is Chosen

The key elements of our compensation program for executives and employees consist of base salary, annual cash incentives and long-term equity incentives. Our compensation package also includes a comprehensive benefits package of healthcare, disability and insurance coverage as well as a 401(k) plan. Our equity and retirement plans have vesting schedules to encourage employee retention and a long-term commitment towards advancing our corporate objectives. The elements of our compensation programs are varied to achieve the following balances:

•	Fixed and variable compensation to reward individual and corporate performance;

•	Cash and equity compensation to align an executive’s performance with our stockholders’ interests; and

•	Short and long-term compensation to encourage retention and reward long-term service.

Elements of SciClone’s Compensation Program

Base Salary

Base salaries for executive officers and other officers are targeted at a competitive market median, being the 50th percentile of the Radford Group and of the Setren Peer Data, on a position-by-position basis with individual variations explained by differences in experience, skills and sustained performance. The Compensation Committee reviews the executive officers’ salaries on an annual basis.

In consultation with the Compensation Committee, the Company determined to increase overall employee salaries in the U.S. for fiscal 2012 by approximately 3% for merit and 1% for promotion market adjustments, in Hong Kong 6% for merit and in China by 8% for market adjustments.

When setting each element of compensation for 2012, the Compensation Committee discussed the Company’s overall salary increases for the fiscal year, the Setren report described above, the summary survey data included in the report as it relates to each of our executive officers, and for the executive officers other than himself, the recommendations of our Chief Executive Officer.

For Dr. Blobel, the Compensation Committee approved an approximately 5% increase in his salary which continued to be less than the 50th percentile of the peer group, and also approved an increase (of approximately 60%) in his annual incentive cash target amount to bring Dr. Blobel’s target bonus in-line with comparables. The Compensation Committee also discussed Dr. Blobel’s LTIP and how it should be considered in considering Dr. Blobel’s overall compensation, as well as the lack of a similar component in the compensation of comparable executives.

The Compensation Committee approved an approximately 6% increase to Mr. Titus’s salary. While Mr. Titus’s salary is generally higher than the competitive benchmark for CFO salaries, the Compensation Committee recognized that Mr. Titus was performing at an exceptional level across a broad range of areas, as well as having substantially increased workload due to compliance and integration. The Committee members also noted the importance of retention and the extent of Mr. Titus’s work and the quality of his performance. Accordingly, his annual incentive target was increased to 40% to reflect the importance of Mr. Titus’ efforts and retention.

Name	2011 Base Salary	2012 Base Salary	% Increase
Friedhelm Blobel	$475,900	$500,000	5%
Gary Titus	$364,600	$386,476	6%
Mark Lotter	$327,000	$345,000	5.5%
Israel Rios	$342,100	$352,200	3%

Annual Cash Incentives

We provide annual cash incentives in the form of cash bonuses intended to motivate employees to achieve our overall corporate goals and their individual employee objectives. For executive officers, these annual cash incentives are paid pursuant to our executive incentive plan. Incentive bonuses are based on a percentage of cash compensation and account for a significant percentage of each executive officer’s potential compensation, putting a significant percentage of total compensation at risk based on achievement of both corporate and individual objectives. Executive officers may earn up to 150% of their individual cash incentive target depending upon the Compensation Committee’s assessment of performance in relation to their predetermined objectives. Our other employees are also eligible to receive annual cash incentives, which typically account for a smaller percentage of total compensation.

At the beginning of each fiscal year, the Compensation Committee reviews each officer’s annual cash incentive targets, determined as a percentage of base salary and determines whether to adjust such targets. The percentages for the cash incentive plan for 2012 were 60% of base salary for Dr. Blobel and 40% of base salary for Mr. Titus. In connection with Ms. Wong’s exceptional performance and her role as an executive officer, in August 2012 the Compensation Committee increased Ms. Wong’s annual cash incentive target from 30% to 35% of base salary. Also, as part of their offers to join the Company, Ms. Xie and Ms. Yin’s targets under the incentive plan were set at 35% of base salary.

Commencing in the last quarter of each fiscal year the Compensation Committee, in conjunction with the Board and CEO, develops our overall corporate objectives and weights the value of each of those objectives, finalizing the corporate objectives in the first quarter of the fiscal year. The corporate objectives serve as the individual objectives for Dr. Blobel. The other Named Executive Officer’s goals are proposed by Dr. Blobel and reviewed and approved by the Compensation Committee after the corporate objectives have been determined. Generally, each of the Named Executive Officer goals relate to the achievement of our corporate goals. Financial objectives in both the corporate and individuals goals are determined in a manner consistent with the Company’s annual operating budget. In particular as to any financial goals as to which the Company provides guidance, the related corporate or individual objective is set within the range of our initial guidance first published for that fiscal year. Our corporate goals include goals for implementation and improvement of our compliance program.

In order for any bonus to be paid under the executive incentive plan, there must be at least partial attainment against the goals, but prior to fiscal 2013, there is no specific percentage of attainment specified under the plan before the Compensation Committee can determine to award a bonus. The actual cash incentive award earned is determined by the Compensation Committee’s judgment in its discretion of the relative attainment of our overall corporate performance objectives, the relative attainment of individual employee performance objectives, and the individual’s performance in relation to the objectives subject to targeted overall compensation. Some of these judgments are subjective, however, the Compensation Committee is increasingly using formulas for determining the amount of bonus to be awarded in the case of over or under achievement against goals, and particularly financial goals. In addition, while the Compensation Committee’s decisions are focused primarily upon the achievement against specific goals, it does consider its overall assessment of corporate performance and individual performance in the process of making final decisions as to bonus awards. Cash incentive awards are typically paid in the year following the year for which performance is evaluated.

As part of its effort to continuously improve our executive compensation process, in March 2013, the Compensation Committee adopted amendments to the executive incentive plan that will be implemented for bonus payments for fiscal 2013. The amendments to the executive incentive plan provide that (i) no bonus will be paid for achievement unless the Compensation Committee determines that total achievement against goals is at least 60%, (ii) the Compensation Committee may make discretionary bonus awards of up to 25% of the executive’s target bonus for unanticipated outstanding achievement and (iii) the total pay-out under the plan may not exceed 150% of the target amount.

For 2012, in addition to the corporate and individual objectives, the Compensation Committee determined specific goals for Dr. Blobel and Mr. Titus regarding compliance with the requirements of the Foreign Corrupt Practices Act (“FCPA”). The Compensation Committee reserved the right to withhold payment of any cash incentive award to Dr. Blobel and Mr. Titus irrespective of attainment against any other corporate or individual goals, if these stated FCPA related goals were not achieved.

Our corporate objectives for fiscal year 2012, which were also Dr. Blobel’s objectives, were as follows, weighted as indicated:

Corporate Objectives	Weight
• Achieve revenues in excess of $168.0 million	31%
• Achieve non-GAAP operating profit of $43.0 million	20%
• Achieve business development goals to enter into in-license assets to China	10%
• Complete SCV-07 OM phase 2b enrollment and announce topline results	10%
• Implement a system to increase sales force effectiveness and add strategic headcount in China	15%
• Achieve certain regulatory approvals in China	6%
• Develop internal audit function and implement Sarbanes-Oxley compliance at NovaMed	8%

FCPA Related Corporate Objectives(1)

•   Strengthen compliance environment through employee and key business partner training regarding understanding and compliance with laws, including FCPA and other anti-bribery and anti-corruption laws and regulations

• Expand compliance program through identification of areas for continuous improvement and implementation of relevant actions.

(1)	The Compensation Committee reserved the right to withhold payment of any cash incentive award to Dr. Blobel and Mr. Titus irrespective of attainment against any other corporate or individual goals, if these stated FCPA related goals (the “FCPA Goals”) were not achieved.

Decisions regarding compensation of our other Named Executive Officer’s goals are based on his or her achievements in support of the corporate goals, with the goals adjusted to reflect changes in key assumptions or external factors impacting the business.

The following is a summary of the key individual goals for 2012 for each of our other Named Executive Officers:

Executive Officer	Summary of Key Individual Goals(1)	Weight
Gary S. Titus	• Achieve a year-end target for the combination of cash balance and investments above $85 million	15%
	• Achieve non-GAAP operating profit of $43.0 million	25%
	• Build China finance team, and oversee US headcount restructuring	20%
	• Manage financial projects related to supply chain, credit renewal, shelf registration and stock purchase program	25%
	• Develop internal control structure, implement Sarbanes-Oxley compliance at NovaMed and oversee internal audit projects	10%
	• Strengthen Global IT structure and increase analyst coverage of the Company in China	5%

Stephanie Wong	• Ensure timely and complete SEC filings and coordination of global financial close process	30%
	• Update shelf registration statement	5%
	• Further develop global internal financial statement reporting and analysis	15%
	• Manage taxes and tax strategies	20%
	• Coordinate global Sarbanes Oxley 404 timing and compliance	30%

Min Yin	• Build the anti-bribery compliance environment in China through training and certifications and continuous improvement	25%
	• Develop a risk based internal audit program, complete internal audit projects and implement control improvements based on findings	25%
	• Implement Sarbanes-Oxley compliance in China	25%
	• Build compliance team in China	5%
	• Monitor FCPA compliance	20%

Lan Xie	• Identify and establish plans to realize cost savings in 2013; work with global finance team on accounting	17%
	• Provide financial support in renewal process of significant contracts and 2013 budget	17%
	• Develop finance team and structure in China	17%
	• Oversee compliance with statutory requirements in China	17%
	• Create a stable finance management team in China	17%
	• Work to create uniform policies and procedures for all business units in China	15%

(1)	Our executive officers Mark Lotter and Israel Rios, who were among our highest paid executives, each departed during fiscal 2012 and received no bonus under or executive incentive plan. Each of them had goals similar to the goals of our other executive officers, with Mr. Lotter’s goals particularly focused on financial results in China as well as compliance goals, and Mr. Rios’ on development related goals.

The target levels with respect to these performance measures may be expressed on an absolute basis or relative to a standard specified by the Compensation Committee. The degree of attainment of financial performance measures will be calculated in accordance with the written goal but prior to the accrual or payment of any performance award for the same performance period and excluding the effect (whether positive or negative) of changes in accounting standards or any extraordinary, unusual or nonrecurring item occurring after the establishment of the performance goals applicable to a performance award. A goal may be based upon generally accepted accounting principles (“GAAP”), or according to criteria established by the Compensation Committee, may exclude certain items. For example for fiscal 2012, one corporate goal was “non GAAP” net operating profit which excludes interest and taxes as well as non-cash charges.

For determining bonuses for fiscal 2012, the Compensation Committee took into account that we had a restatement which affected fiscal 2012. The Compensation Committee determined, and management concurred, that management should not benefit from the restatement, and determined that for purposes of reviewing the achievement of the eligible officers, the determination of the Company’s revenue and of non GAAP net operating profit should be adjusted to eliminate any increase in revenue or net operating profit resulting from the Company’s restatement. The Committee also determined that the decrease in earnings resulting from the write-off of the intangible assets relating to the NovaMed acquisition was an unusual and non-recurring item and should be excluded from the calculation of non GAAP net operating profit. In addition, the Compensation Committee determined that management had no control over the expenses incurred in our on-going investigation, which is being managed by our Audit and Special Committees. Therefore, the amount by such investigation expenses exceeded the budgeted amount was also excluded from the non-GAAP net operating profit calculation.

Because our restatement included a restatement of our fiscal 2011 results, the Committee also reviewed the calculation of incentive compensation for fiscal 2011. The Committee concluded that the cash incentives paid for fiscal 2011 would not have been changed as a result of the restated financial results as the relevant revenue and earnings goals would still have been attained and the modest changes to the fiscal 2011 results would not have altered the amounts paid with respect to those goals.

The Compensation Committee made the following determinations with respect to achievement of Corporate and individual goals for fiscal 2012. With respect to the performance of Ms. Wong, Ms. Yin and Ms. Xie, the Compensation Committee relied substantially on Dr. Blobel’s assessment of their performance.

Financial Goals. The Compensation Committee determined that we did not meet our revenue goal, exceeded our year end cash balance and investment goal, and met the minimum earnings objective in our corporate goals. Based upon formulas for these financial goals Dr. Blobel and Mr. Titus received 0% credit for their revenue goals, and 85% credit for our earnings goal and Mr. Titus received 150% credit for the cash and investments goal.

Development of China Finance Team and Corporate Structuring Goals. The Compensation Committee determined that we made significant progress in our human resources and corporate structuring goals, although not all goals with respect to development of the China finance team had been met. As a result, Mr. Titus received between 90% and 100% credit for those portions of his individual goals.

SCV-07. As the SCV-07 clinical trial was withdrawn, the Compensation Committee eliminated a portion of that objective relating to potential licensing of SCV-07. The Committee determined that we had met our enrollment goal for SCV-07 and awarded Dr. Blobel 100% credit for that portion of the SCV-07 goal.

Internal Controls, Finance, Audit and Reporting Goals. The Compensation Committee determined that we had implemented and executed satisfactory internal control and audit programs that substantially met or exceeded our goals. As a result, Mr. Titus received 100% credit for that portion of his individual goals and Ms. Wong received between 100% and 133% credit for those portions of her individual goals. Additionally, it was determined that the Company exceeded its goals with respect to reporting and shelf registration statement goals, and as a result, Ms. Wong received between 100% and 150% credit for those portions of her individual goals. The Compensation Committee also determined that in light of significant challenges of the Company, Ms. Wong’s overall contribution merited additional consideration and increased its assessment of her total overall achievement against her goals to a total of 130%.

China Team Compliance Goals. The Compensation Committee determined that we had made significant accomplishments in building the compliance environment in China. Ms. Yin received between 100% and 133% credit for her individual goals. In addition, the Compensation Committee determined that we had developed our internal audit programs. As a result, the Compensation Committee awarded Ms. Yin 100% credit for those portions of her goals. The Compensation Committee also determined that the Company had made substantial progress toward implementation of Sarbanes-Oxley compliance. The Compensation Committee awarded Ms. Yin 60% credit for this goal. Finally, the Compensation Committee determined that the Company had met or exceeded its goals of monitoring FCPA compliance and accordingly, Ms. Yin received between 100% to 150% for these goals. Finally, the Compensation Committee determined that the goal of oversight of statutory requirements in China had substantially been met. Accordingly, Ms. Xie was awarded 80% for that portion of her goal.

Development of a Compliance and Finance Team in China. The Compensation Committee determined that the goal of building a compliance team in China had been met and accordingly, Ms. Yin was awarded 100% credit for this goal. The Compensation Committee determined that the goal of developing a finance team and structure and maintaining a stable finance team in China had substantially been met. Additionally, the Compensation Committee determined that the goal to create uniform policies and procedures in China had been met. As a result, the Compensation Committee awarded Ms. Xie from 80% to 90% of those portions of her individual goals.

China Team Finance Goals. The Compensation Committee determined that we met the goals to identify and establish plans to realize cost savings in 2013 and to work with the finance team on accounting matters. Accordingly, Ms. Xie was awarded 90% of that portion of her individual goal. In addition, the Compensation Committee determined that we substantially met our goal to provide financial support in renewal process of significant contracts and 2013 budget and Ms. Xie was awarded 70% of this portion of her individual goal. The Compensation Committee also determined that in light of significant challenges of the Company, Ms. Xie’s overall contribution merited additional consideration and in accordance with our 2012 Cash Bonus Guideline, increased its assessment of her total overall achievement against her goals to 103%.

Finance and Compliance Goals. The Compensation Committee determined that each of the FCPA Goals has been met, and therefore Dr. Blobel and Mr. Titus would be eligible to receive cash incentive awards for their achievements in fiscal 2012.

Other Goals. The Compensation Committee reviewed each of the other goals and determined that management had either fully achieved the goals or had made all or substantially all progress against the goal that could be achieved by management. The Compensation Committee awarded Mr. Titus credit for 100% credit for each of the other goals.

The Compensation Committee reviewed its initial assessment of achievement against our Corporate Objectives with the Board of Directors before making a final determination as to Dr. Blobel’s bonus.

Based on the assessments of the achievement in 2012 of the corporate performance objectives and the individual objectives described above, the Compensation Committee approved a $123,150 bonus for Dr. Blobel (24.6% of his base salary compared to his target of 60%), $147,247 bonus for Mr. Titus (37.7% of base salary, compared to his 40% target), $111,500 bonus for Ms. Wong (45.47% of base salary, compared to her 35% target), based in part upon Ms. Wong meeting or exceeding all of her goals and in particular upon her significantly increased responsibilities and the effort required to complete those in fiscal 2012, as well as her overall increased contributions to the Company in 2012, $36,567 bonus for Ms. Xie (15% of base salary compared to her 35% target for the full year and 103% of her target on a pro-rated basis for the 5 months Ms. Xie worked with the Company in 2012), based in part upon Ms. Xie’s contribution to the improvement in our internal financial statement reporting and analysis, and her extra work to resolve numerous challenges facing SciClone during 2012, and $87,435 bonus for Ms. Yin (35% of base salary, compared to her 35% target).

In addition, the Compensation Committee determined to award Dr. Blobel a special bonus of $200,000 for his work during 2012 even though performance goals for the fiscal year were only partially achieved. In making this decision, the Committee took into consideration that there was a substantial increase during 2012, and particularly in the second half of 2012, in the amount of time Dr. Blobel devoted to the Company. Equally important, Dr. Blobel successfully achieved critical and challenging goals that were not part of the corporate objectives. Any or all of these goals, if not handled successfully could have materially damaged the Company. The Compensation Committee believed that these achievements included managing the organization in China through the unexpected departures of several key managers in China; recruiting efforts to identify and seek to retain new executives in China, implementing new strategies to improve the Company’s promotional products business, and renewing the Company’s agreement with Sanofi. Dr. Blobel also managed our relationship with our key importer so that the National Development and Reform Commission’s price reduction of 18 % in the market place had a more limited financial impact to the Company. In addition, Dr. Blobel successfully led the organization through other challenges including various litigation, the continuing DOJ/SEC investigation, and unexpected challenges to the integration of NovaMed and SciClone. These challenges required extensive attention to the organization in China, and to the Company’s third-party relationships with Sanofi, SinoPharm and others. In determining to award the $200,000 cash bonus, the Committee determined that Dr. Blobel’s achievements as to these unexpected challenges were vital to the organization.

Long-Term Incentive for the CEO

In 2009, the Compensation Committee established a Long Term Incentive Plan (“LTIP”) for Dr. Blobel for his service during the fiscal years ending December 31, 2009, 2010 and 2011 with a maximum aggregate target amount at the end of the three year period of $450,000. The LTIP was a continuation of compensation element that had been in place for our Chief Executive Officer since 2006. The Compensation Committee established the LTIP and set the amount payable under LTIP to recognize the progress that SciClone had made since Dr. Blobel joined as our Chief Executive Officer, the competitive market for salaries for Chief Executive Officers and to provide a further incentive to Dr. Blobel to increase the long term value of SciClone for its stockholders.

In considering whether to implement another cash LTIP for Dr. Blobel, the Compensation Committee determined that the best way to align Dr. Blobel’s incentive with the interests of stockholders was to award Dr. Blobel a restricted stock award. The Compensation Committee determined to grant Dr. Blobel 175,000 restricted stock units that would vest in full upon February 25, 2014, or on such later date thereafter as the Company’s trading window opens if it is not open on February 25, 2014. The RSUs will also vest earlier in the event of a change in control and Dr. Blobel’s termination within a year after the change in control. The RSUs would also vest if Dr. Blobel were terminated without cause prior to February 25, 2014. 75,000 of such RSUs were granted on March 1, 2012 and the remaining 100,000 were granted immediately following stockholder approval of the increase in the reserve in the 2005 Equity Incentive Plan at the 2012 Annual Meeting.

In 2013, in recognition that incentivizing Dr. Blobel to stay with the Company was vital to the organization, the Compensation Committee considered various methods to achieve this goal, including a more substantial increase to Dr. Blobel’s base salary. However, the Compensation Committee determined that additional compensation for Dr. Blobel in the form of an RSU award would further align Dr. Blobel and our stockholders’ interests while ensuring a higher overall compensation level if Dr. Blobel stays with the Company. Therefore, on March 14, 2013, the Board approved a grant of 70,000 RSUs to Dr. Blobel. The RSUs will vest in full on March 14, 2015, or on such later date thereafter as the Company’s trading window opens if it is not open on March 14, 2015, and will vest in full upon a change in control of SciClone.

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

The Compensation Committee has typically granted options to executive employees upon commencement of employment and has granted additional options following a significant change in job responsibility, scope or title or a particularly noteworthy corporate or individual achievement. For any newly-hired executive officer, any promotion to executive officer or any other grant to executive officers, the Compensation Committee makes its determinations after analyzing comparable compensation data from biotechnology companies, as described above under “Independent Compensation Consultants, Peer Group Selection and Benchmarking.” In addition, as part of our annual compensation review, key employees in the Company, including our key executives, are generally awarded a stock option or other equity grant. During 2012, our executive officers were each granted stock options based on the Committee’s evaluation of prior and anticipated individual contribution to the performance of the Company.

In February and March 2013, the Compensation Committee considered the equity compensation of our executive officers and key employees. The Compensation Committee approved option grants to Dr. Blobel, Ms. Wong, Ms. Yin and Ms. Xie for 200,000 shares, 50,000 shares, 60,000 shares and 15,000, respectively. All of these option grants are subject to SciClone’s standard vesting schedule for time-based vesting.

The Board’s policy is that the grant date of stock options granted at a meeting of the Compensation Committee or the Board of Directors held between the end of any fiscal quarter and the public announcement of the financial results of such quarter be a pre-determined number of days after such public announcement of financial results. The Board’s grants of options in 2010, 2011 and 2012 complied with this policy.

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

We have entered into Change in Control Agreements with our Executive Officers with the goal of retaining such executive officers during the pendency of a proposed change of control transaction, and in order to align the interests of the executive officers with our stockholders in the event of a change in control. We believe that a proposed or actual change in control transaction can adversely impact the morale of officers and create uncertainty regarding their continued employment. Without the benefits under the Change in Control Agreements, executive officers may be tempted to leave our employment prior to the closing of the change in control, especially if they do not wish to remain with the entity after the transaction closes, and any such departures could jeopardize the consummation of the transaction or our interests if the transaction does not close and we remain independent. The Compensation Committee believes that these benefits therefore serve to enhance stockholder value in the transaction, and align the executive officers’ interests with those of our stockholders in change in control transactions. A description of the terms and conditions of such Change in Control Agreements is set forth in “Potential Payments upon Termination or Change-in-Control” elsewhere in this “Executive Compensation” section of this Form 10-K/A.

Tax Considerations

In its deliberations regarding compensation for 2012, the Compensation Committee considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which disallows a deduction for any publicly-held corporation for individual compensation exceeding $1,000,000 in any taxable year for the Chief Executive Officer and four other most highly compensated executive officers, unless such compensation meets the requirements for the performance-based exception to the general rule. Income resulting from options granted under the 1995 Equity Incentive Plan and 2005 Equity Incentive Plan should qualify as an exception. The Compensation Committee does not believe that other components of our compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future and therefore concluded that no further action with respect to qualifying this compensation for deductibility was necessary at this time. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility of such compensation. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

As of December 31, 2012, we maintained five compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. These consist of the 1995 Equity Incentive Plan, the 1995 Nonemployee Director Stock Option Plan, the SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, the 2004 Outside Directors Stock Option Plan and the 2005 Equity Incentive Plan. All of these plans have been approved by our stockholders. We do not currently maintain any compensation plans that have not been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2012.

Plan Category	Number of shares to be issued upon exercise of outstanding options, vest of restricted stock units, warrants and rights (a)	Weighted- average exercise price of outstanding options, restricted stock units, warrants and rights ($) (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
1995 Equity Incentive Plan	95,000	5.61	—
1995 Nonemployee Director Stock Option Plan	20,000	8.90	—
SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan	—	—	505,821	(1)
2004 Outside Directors Stock Option Plan	925,000	3.95	184,166
2005 Equity Incentive Plan	5,218,049	4.02	4,167,355

Total	6,258,049	4.05	4,857,342

(1)	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan is a voluntary plan open to employees. This plan allows employees to elect payroll deductions which are used to purchase common stock directly from us.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to beneficial ownership of shares of our Common Stock as of April 10, 2013 by:

•	all those known by us to be beneficial owners of more than 5% of its Common Stock;

•

our President and Chief Executive Officer (our principal executive officer), our Chief Financial Officer (our principal accounting officer) and our most highly-compensated executive officers as of December 31, 2012 (or any executive officer who would have been among the most highly-compensated but for the fact that such an individual was not serving as an executive officer as of December 31, 2012) whose total salary and bonus for the fiscal year exceeded $100,000 for services in all capacities to SciClone (collectively, the “Named Executive Officers”);

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC and information supplied by our transfer agent, Computershare Shareowner Services LLC, as of the most recent practicable date. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 54,077,729 shares outstanding on April 10, 2013 provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 10, 2013 pursuant to grants of stock options or awards of restricted stock are deemed to be outstanding and beneficially owned by the person holding such options or restricted stock for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address for the persons and entities listed below is 950 Tower Lane, Suite 900, Foster City, California 94404.

	Shares Beneficially Owned(1)
	Number	Percent
Stockholders
BlackRock, Inc.(2) 40 East 52nd Street New York, NY 10022	4,130,274	7.18%

Franklin Resources, Inc. (3) One Franklin Parkway San Mateo, CA 94403-1906	3,271,460	5.68%

GL Trade Investment Limited (4) Unit 3001, China World Tower 2 No. 1 Jian Guo Men Wai Avenue Beijing 100004, People’s Republic of China	3,310,146	5.75%

Officers
Friedhelm Blobel, Ph.D.(5)	1,779,369	3.09%
Gary S. Titus(6)	323,932	*
Mark Lotter(7)	1,629,316	2.83%
Israel Rios(8)	241,667	*
Stephanie Wong(9)	81,374	*
Lan Xie	—	—
Min Yin(10)	22,396	*

Outside Directors
Jon S. Saxe(11)	335,000	*
Peter Barrett(12)	2,040,523	3.55%
Richard J. Hawkins(13)	275,000	*
Gregg A. Lapointe(14)	145,000	*
Ira D. Lawrence, M.D.(15)	350,000	*
Simon Li	—	—
All directors and executive officers as a group (12 persons)(16)	5,352,594	9.34%

*	Less than 1%.
(1)	Except pursuant to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares. Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days of the date of this table, including options to purchase of our common stock that may vest within 60 days hereof.

(2)	Based on a Schedule 13G filed with the Securities and Exchange Commission on January 30, 2013 by BlackRock, Inc. BlackRock, Inc. includes its subsidiaries BlackRock Advisors, LLC, BlackRock Investment Management, LLC, BlackRock Asset Management Australia Limited, BlackRock Asset Management Canada Limited, Blackrock Advisors (UK) Limited, BlackRock Fund Advisors, and BlackRock Institutional Trust Company, N.A.
(3)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2013 by Franklin Resources, Inc. Franklin Resources, Inc. includes its subsidiary Franklin Advisers, Inc.
(4)	Based on a Schedule 13D filed with the Securities and Exchange Commission on November 9, 2012 by GL Trade Investment Limited a China corporation (“GL Trade”). GL Trade includes GL China Opportunities Fund L.P. (“GL Fund”), GL Capital Management GP L.P. (“GL Capital”), GL Capital Management GP Limited (“GL Management”), GL Partners Capital Management Limited (“GL Partners”), and Mr. Zhenfu Li. GL Trade is deemed to be the beneficial owner of 3,310,146 shares. GL Fund owns 100% of GL Trade. GL Capital is the general partner of GL Fund. GL Management is the general partner of GL Capital. GL Partners owns 51% of the voting interests of GL Management.
(5)	Includes 1,740,351 shares issuable pursuant to options exercisable within 60 days of April 10, 2013.
(6)	Includes 286,083 shares issuable pursuant to options exercisable within 60 days of April 10, 2013.
(7)	Mr. Lotter resigned from the Company on December 14, 2012. Shares are held directly by Spearing Limited. Mr. Lotter is the sole director and shareholder of Spearing Limited.
(8)	Includes 216,667 shares issuable pursuant to options exercisable within 60 days of April 10, 2013. Dr. Rios resigned from the Company April 6, 2012.
(9)	Includes 79,374 shares issuable pursuant to options exercisable within 60 days of April 10, 2013.
(10)	Consists of 22,396 shares issuable pursuant to options exercisable within 60 days of April 10, 2013.
(11)	Includes 290,000 shares issuable pursuant to options exercisable within 60 days of April 10, 2013.
(12)	Includes 68,334 shares issuable pursuant to options exercisable within 60 days of April 10, 2013. 1,972,189 shares (including shares held in escrow pursuant to the terms of the NovaMed Agreement) are held directly by Atlas Venture Fund VII, L.P. (“Atlas VII”). Mr. Barrett is a director of Atlas Venture Associates VII, Inc., the general partner of Atlas Venture Associates VII, L.P., the general partner of Atlas Venture Fund VII, L.P. In such capacity he may be deemed to have shared voting and investment power of the shares held by Atlas VII. Mr. Barrett disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(13)	Consists of 275,000 shares issuable pursuant to options exercisable within 60 days of April 10, 2013.
(14)	Consists of 145,000 shares issuable pursuant to options exercisable within 60 days of April 10, 2013.
(15)	Consists of 350,000 shares issuable pursuant to options exercisable within 60 days of April 10, 2013.
(16)	Includes 3,256,538 shares issuable pursuant to options exercisable within 60 days of April 10, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During fiscal year 2012, there were no transactions in excess of $120,000 between SciClone and a related person in which the related person had a direct or indirect material interest, except as follows.

Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”)

Our European marketing and development partner, Sigma-Tau, beneficially owned approximately 15.57% of our stock as of April 18, 2012. On April 30, 2012, we filed a prospectus supplement to a previously effective Form S-3 registration statement, pursuant to which approximately 9.2 million shares of SciClone Common Stock held by certain affiliates of Sigma-Tau were registered for resale under the Securities Act of 1933. We were advised that Sigma-Tau affiliates sold approximately 6.3 million shares of the SciClone Common Stock to institutional investors on April 30, 2012 in a privately negotiated transaction. SciClone was not a party to the above-mentioned Common Stock sale transaction and did not receive any proceeds from such sale.

Separately, SciClone repurchased approximately 650,000 shares of its Common Stock from affiliates of Sigma-Tau pursuant to our previously announced stock repurchase program, under which the Board authorized the repurchase of up to $40,500,000 worth of stock. The per-share price paid by the Company was the same price paid in the privately negotiated sale by Sigma-Tau affiliates.

Director Independence

The Board of Directors has determined that, as of the date of this filing, each of the director nominees, other than Dr. Blobel, our President and Chief Executive Officer, has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined by the applicable NASDAQ rules. Accordingly, Dr. Blobel does not qualify as an independent director under the rules and regulations of the Securities and Exchange Commission (the “SEC”) which govern the composition of SciClone’s Audit Committee.

In the course of the Board of Director’s determination regarding the independence of each non-management director, it considered any transactions, relationships and arrangements as required by the applicable NASDAQ Marketplace Rules and the rules and regulations of the SEC.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2012 and December 31, 2011 by our principal accounting firm, for those fiscal years, Ernst & Young LLP:

	2012	2011
Audit Fees	$1,838,000	$903,000
Audit-Related Fees	—	189,000
Tax Fees	47,000	21,000
All Other Fees	38,000	2,000

	$1,923,000	$1,115,000

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, such as registration statements. Tax fees were for tax advisory services. All other fees were for support to respond to SEC requests and the provision of access to a web-based accounting tool. During 2011, audit-related fees were for due diligence in connection with an acquisition.

The Audit Committee’s charter requires the Audit Committee to approve in advance the engagement of the independent registered public accounting firm and the fees and other terms of any such engagement for all audit services and non-audit services. Pre-approval is provided for in the Audit Committee’s charter if the Committee establishes policies and procedures therefor and (i) any pre-approval is detailed as to the particular service or category of services and (ii) the independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with such pre-approval. During fiscal years 2011 and 2012, no fees were approved by the Audit Committee pursuant to the de minimis exception established by the SEC.

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

Date: April 30, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.