Form 10-Q
period 2013-03-31
SCICLONE PHARMACEUTICALS INC
filed 2013-08-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of August 7, 2013, 54,315,966 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$93,305	$84,228
Accounts receivable, net of allowance of $1,160 and $1,169 as of March 31, 2013 and December 31, 2012, respectively	27,826	38,109
Inventories	7,680	10,424
Restricted cash and investments	2,747	2,759
Prepaid expenses and other current assets	1,996	1,809

Total current assets	133,554	137,329
Property and equipment, net	1,218	1,377
Deferred tax assets	369	369
Goodwill	34,478	34,313
Other assets	623	683

Total assets	$170,242	$174,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,284	$7,787
Accrued and other current liabilities	19,623	21,427
Deferred tax liabilities	153	153
Short-term borrowings on loan facility	2,012	1,445

Total current liabilities	24,072	30,812
Other long-term liabilities	132	237
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 54,030,646 and 54,484,053 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	54	54
Additional paid-in capital	275,531	274,387
Accumulated other comprehensive income	3,156	2,988
Accumulated deficit	(132,703)	(134,407)

Total stockholders’ equity	146,038	143,022

Total liabilities and stockholders’ equity	$170,242	$174,071

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net revenues:
Product sales, net	$20,533	$33,163
Promotion services	9,273	7,905

Total net revenues	29,806	41,068
Operating expenses:
Cost of product sales	4,618	5,532
Sales and marketing	11,199	17,640
Amortization of acquired intangible assets, related to sales and marketing	—	884
Research and development	365	3,393
General and administrative	8,600	3,961
Contingent consideration (Note 3)	—	(916)

Total operating expenses	24,782	30,494
Income from operations	5,024	10,574
Non-operating income (expense):
Interest and investment income	19	30
Interest and investment expense	(37)	(55)
Other expense, net	(16)	(1)

Income before provision for income tax	4,990	10,548
Provision for income tax	787	883

Net income	$4,203	$9,665

Basic net income per share	$0.08	$0.17
Diluted net income per share	$0.08	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$4,203	$9,665
Other comprehensive income:
Net change in unrealized gain (loss) and foreign currency translation on foreign currency denominated available-for-sale securities	(10)	20
Foreign currency translation	178	254

Total other comprehensive income	168	274

Total comprehensive income	$4,371	$9,939

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$4,203	$9,665
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	1,019	922
Depreciation and amortization	202	1,046
Change in fair value of contingent consideration	—	(916)
Deferred income taxes	—	280
Other long-term liabilities	(105)	(70)
Changes in operating assets and liabilities:
Accounts receivable, net	10,283	(1,735)
Inventories	2,766	910
Prepaid expenses and other assets	(126)	328
Accounts payable	(5,503)	(2,362)
Accrued and other current liabilities	(1,808)	1,185

Net cash provided by operating activities	10,931	9,253
Investing activities:
Purchases of property and equipment	(41)	(754)

Net cash used in investing activities	(41)	(754)
Financing activities:
Repurchase of common stock	(2,500)	(1,118)
Borrowing on short-term loan	567	—
Proceeds from issuances of common stock	104	408

Net cash used in financing activities	(1,829)	(710)
Effect of exchange rate changes on cash and cash equivalents	16	28

Net increase in cash and cash equivalents	9,077	7,817
Cash and cash equivalents, beginning of period	84,228	66,654

Cash and cash equivalents, end of period	$93,305	$74,471

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The Company prepared the unaudited condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited condensed consolidated balance sheet data as of December 31, 2012 is derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Customer Concentration

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For the Company’s proprietary product ZADAXIN®, the Company manufactures its product using its US and European contract manufacturers, and it generates its product sales revenue through sales of ZADAXIN products to Sinopharm Lingyun Biopharmaceutical (Shanghai) Co. Ltd. (“Sinopharm”). Sinopharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. The Company’s ZADAXIN sales occur when the importer purchases product from the Company, without any right of return except for damaged product or quality control issues. Passage of title and risk of loss are transferred to Sinopharm at the time of shipment. After the Company’s sale, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third tier local or regional distributors who, in turn, sell products to hospitals and pharmacies. The Company’s other product sales revenues result from the sale of the Company’s in-licensed products to importing agents and distributors. Promotion services revenues result from fees received for exclusively promoting products for certain partners. These importing agents, distributors and partners are the Company’s customers.

For the three months ended March 31, 2013 and 2012, revenues from two customers in China accounted for 90% and 89%, respectively, of the Company’s revenues. No other customer accounted for more than 10% of the Company’s revenues during the three months ended March 31, 2013 or 2012. The Company’s two largest customers were the same for both periods. As of March 31, 2013, approximately $26.4 million, or 91%, of the Company’s accounts receivable were attributable to three customers in China. The Company generally does not require collateral from its customers.

Accounts Receivable

Receivable Reserve. The Company records a receivable reserve based upon a specific review of its overdue invoices. The Company’s estimate for a reserve is determined after considering its existing contractual payment terms, payment patterns of its customers and individual customer circumstances, the age of any outstanding receivables and its current customer relationships. As of March 31, 2013, the Company recorded a receivable reserve of approximately $1.0 million related to gross accounts receivable of $4.1 million related to two customers who are related parties to each other. As of December 31, 2012, the Company recorded a receivable reserve of approximately $1.0 million related to gross accounts receivable from one customer of $3.5 million. The receivable reserve reflects the Company’s best estimate of the ultimate collection, though actual collections may vary and the Company continues to pursue the full amount of the accounts receivables.

Reserve for Product Returns. The Company maintains a reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired product or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of March 31, 2013 and December 31, 2012, the Company had estimated a product returns reserve of $0.1 million on its consolidated balance sheets related to oncology products and Aggrastat product sales.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company recognizes product revenue from selling manufactured ZADAXIN® product at the time of delivery. Sales of ZADAXIN to Sinopharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer products, from the date of the acquisition of the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”) in April of 2011 into October 2012, were based on the “sell-through” method as the Company’s distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. The Company did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period; therefore, the Company applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized upon receipt of cash from the distributor. The Company amended the agreement on October 21, 2012, which amendment removed any contingent payment terms. Prior to the amendment, the agreement allowed for delayed payment based on the timing of sales from the distributor to the next tier customer. The amendment changed the payment terms to 60 days, thus ensuring that the distributor could not withhold payment until after the distributor received payment upon sale of product to its next tier customer. The combination of the revised payment terms, together with all of the other contractual restrictions on the distributor (e.g., no return rights or other terms that may raise question as to whether or not they had taken title and assumed “risk of loss”), permitted revenue to be recognized on a “sell-in” basis upon the amendment. Therefore, from October 21, 2012 onward, the “sell-in” method was used by the Company for recognition of related revenue. All other product sales are also recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contract, which marks the period when marketing and promotion services have been rendered and the revenue recognition criteria are met. In certain arrangements, the Company is required to return or refund a portion of promotion services fees received during interim periods from pharmaceutical customers if defined annual sales targets are not achieved. Under the Company’s agreements with these customers, if the agreement is terminated, and provided such targets have been met on a “pro rata” basis at the date of contract termination, the Company is entitled to retain the amounts paid. Due to the ability to retain amounts paid upon contract termination, provided applicable targets have been met on a “pro rata” basis at any interim date, the Company has elected to recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.” The amount of revenue recognized during the three-month period ended March 31, 2013 under this method that is potentially subject to refund is $2.2 million. If the Company achieves the defined annual sales targets, these amounts will not be refunded.

Inventories

Inventories consist of raw materials, work in progress and finished goods products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. For the three month period ended March 31, 2013, the Company has not recorded any write-downs related to inventory.

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, restricted stock units (“RSUs”) and the employee stock purchase plan using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$4,203	$9,665
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	54,084	57,701
Effect of dilutive securities	1,388	1,990

Weighted-average shares outstanding used to compute diluted net income per share	55,472	59,691

Basic net income per share	$0.08	$0.17
Diluted net income per share	$0.08	$0.16

For the three months ended March 31, 2013 and 2012, outstanding stock options and RSUs for 2,856,805 and 2,882,181 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended March 31, 2013 and 2012, shares subject to market or performance conditions of 12,500 and 71,703, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

2.	Available-for-Sale Investments

The following is a summary of available-for-sale investments as of (in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Certificate of deposit	$75	$—	$—	$75
Money market funds	50,506	—	—	50,506
Restricted Italian state bonds maturing in 2013	451	—	(78)	373

Total available-for-sale investments	$51,032	$—	$(78)	$50,954

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Certificate of deposit	$75	$—	$—	$75
Money market funds	43,505	—	—	43,505
Restricted Italian state bonds maturing in 2013	451	—	(67)	384

Total available-for-sale investments	$44,031	$—	$(67)	$43,964

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

The Company’s money market funds include $2.3 million of cash in a restricted account to secure a letter of credit associated with its loan agreement with Shanghai Pudong Development Bank Co. Ltd. Refer also to Note 5 for further information regarding the Company’s loan agreement.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Certificate of deposit	$—	$75	$—	$75
Money market funds	50,506	—	—	50,506
Restricted Italian state bonds	373	—	—	373

Total	$50,879	$75	$—	$50,954

	Fair Value Measurements as of December 31, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Certificate of deposit	$—	$75	$—	$75
Money market funds	43,505	—	—	43,505
Restricted Italian state bonds	384	—	—	384

Total	$43,889	$75	$—	$43,964

Contingent Consideration

As part of the acquisition of NovaMed, the Company would have been required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). Under the Agreement, the earn-out was based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out provisions provided that: (i) if cumulative revenue in China for legacy NovaMed products for the two fiscal years ended December 31, 2012 exceeded $94.2 million, a cash payment ranging from $0 to $11.5 million would be paid, with the full amount payable if such revenue was $117.8 million or more; and (ii) if adjusted EBITDA for the two year period ending December 31, 2012 exceeded $91.8 million, a cash payment from $17.2 million to $21.5 million would have been paid with the full amount payable if such adjusted EBITDA was $137.8 million or more. Adjusted EBITDA was defined in the Agreement to exclude certain expenses which were not generally related to operating results in China, including SciClone’s US research and development expense, certain share-based compensation, license fees paid by SciClone for new products, certain legal and advisory fees related to the Agreement or to change-in-control transactions, and certain fees and expenses, including legal fees and governmental fines or settlements paid with respect to the pending formal, non-public investigation being conducted by the SEC.

The earn-out provisions were subject to a number of adjustments and acceleration provisions. The total earn-out payments described above could have been increased by $10.0 million (a total maximum contingent cash consideration of $43.0 million) or reduced by $10.0 million, depending upon whether the Company was able to achieve targets relating to the renewal of the Depakine services agreement with Sanofi. The earn-out payments would have been due 20 business days after completion of the Company’s audit for the fiscal year ended December 31, 2012. The earn-out provisions were subject to various limitations and conditions specified in the Agreement.

The fair value of the earn-out was re-measured each period, and changes in the fair value were recorded to “contingent consideration” in operating expenses. As of December 31, 2012, the earn-out was determined to be zero. Through September, 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration was subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value. As of March 31, 2012, the Company estimated the fair value of the contingent consideration to be $14.5 million, resulting in a non-cash gain of $0.9 million for the three-month period ended March 31, 2012. The significant unobservable inputs used in the fair value measurement of the contingent consideration were revenue volatility of 40%; revenue discount rate of 20%, risk free rate of 0.19%; earn-out discount rate, including counterparty risk of 5%; estimates of projected revenues and earnings before taxes; and other assumptions regarding customer conditions, and probability of change of control and employment termination considerations. Significant changes in the estimated revenues, earnings before taxes; customer conditions, and revenue volatility would have resulted in changes in the fair value measurement. Generally, a change in the assumptions used for the revenue discount rate was accompanied by a change in the fair value of the contingent consideration.

The following represented the change in the estimated fair value of the contingent consideration (in thousands):

	Three Months Ended March 31,
	2013	2012
Contingent Consideration:
Balance at beginning of period	$—	$15,400
Change in the estimated fair value of the contingent consideration liability	—	(916)

Balance at end of period	$—	$14,484

4.	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$3,039	$3,184
Work in progress	1,698	904
Finished goods	2,943	6,336

	$7,680	$10,424

Included in the Company’s inventory as of March 31, 2013 and December 31, 2012, was $1.1 million and $2.3 million, respectively, in inventory held at distributors related to products sold by its NovaMed subsidiary.

5.	Loan Agreement

In August 2012, the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd., entered into a loan agreement with Shanghai Pudong Development Bank Co. Ltd. for 12.5 million renminbi (approximately $2.0 million). As of March 31, 2013, 12.5 million renminbi ($2.0 million) in borrowings were outstanding on the loan. The loan is secured by a $2.3 million letter of credit. The Company is required to maintain $2.3 million of cash in a restricted bank account to secure the letter of credit. The loan bears interest on borrowed funds at 7.5% and expires on August 29, 2013. Any amounts borrowed must be repaid by the expiration date.

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Accrued sales and marketing expenses	$5,426	$9,051
Accrued taxes, tax reserves and interest	5,810	4,410
Accrued compensation and benefits	1,745	3,232
Accrued professional fees	3,945	1,570
Other	2,697	3,164

	$19,623	$21,427

7.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2013	2012
Sales and marketing	$246	$276
Research and development	9	90
General and administrative	764	556

	$1,019	$922

Stock Options

During the three months ended March 31, 2013, the Company granted options to purchase a total of 50,000 shares of common stock and options to purchase 44,731 shares of common stock were exercised. As of March 31, 2013, there was approximately $4.2 million of unrecognized compensation expense cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average remaining period of approximately 2.33 years.

The Company has granted a performance-based option for 12,500 shares to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The option will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the performance-based awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected term of 5.22 years, volatility factor of 63.66%, and risk free interest rate of 0.96%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. If it is subsequently determined that the performance goal is not probable of achievement, the expense related to the performance-based option is reversed. For the three-month period ended March 31, 2013 and 2012, the Company recognized $0 and $26,000, respectively, of expense related to performance-based options.

RSUs

During the three months ended March 31, 2013, no RSUs were granted and no RSUs vested. As of March 31, 2013, there was approximately $0.8 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 1.17 years.

Repurchase of Common Stock

In May and November 2012, the Company’s Board of Directors approved an increase of approximately $10.5 million and $10.0 million, respectively, to the $20 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to approximately $40.5 million. The Company repurchased and retired 502,400 shares at a cost of $2.5 million during the three-month period ended March 31, 2013. As of March 31, 2013, $9.9 million of the $40.5 million share repurchase program authorized by the Board of Directors was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

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

In response to these matters, the Company’s Board of Directors appointed a Special Committee of independent directors (the “Special Committee”) to oversee the Company’s response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred.

The Company received a further subpoena from the SEC in the fourth quarter of fiscal 2012 and in order to respond to inquiries from the DOJ and SEC and to determine if any wrong-doing occurred, the Audit Committee determined to undertake an additional independent investigation as to additional matters including but not limited to matters related to our acquisition of NovaMed and certain sales and marketing expenses.

The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. However, due to the significant uncertainty as to the outcome of the investigation, the Company is unable to reasonably estimate the loss or range of loss that may be incurred. As of March 31, 2013, the Company has therefore not accrued a liability for the contingent loss related to the FCPA investigation. Any fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially impact the Company’s financial statements. The Company will continue to reassess the potential liability related to the investigations and adjust its estimates accordingly in future periods.

NovaMed is a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However no resolution was reached. MEDA notified NovaMed that the termination was effective as of May 2011, however as provided in the agreement, disputes, including disputes regarding termination must be resolved in binding arbitration. The Company does not expect any significant revenues from this agreement until 2014. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On October 10, 2012, MEDA filed an initial response and counterclaim with CIETAC claiming MEDA’s termination was valid and demanding the transfer of certain information and rights, as well as demanding the award of damages, including attorneys’ fees in an unspecified amount. On April 16, 2013, MEDA filed a further response stating their claims and facts in support of their initial response and counterclaim. A hearing on the merits of the matter is scheduled to be held before the CIETAC arbitration panel from August 20 through August 22, 2013 in Shanghai.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al, Case No. CIV520331. The lawsuit alleges, based on the restatement, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file consolidated financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company’s management believes that the claims lack merit and will vigorously defend against them.

9.	Segment Information and Geographic Data

The Company reports segment information based on the internal reporting used by management for evaluating segment performance based on management’s estimates of the appropriate allocation of resources to segments.

The Company operates and manages its business primarily on a geographic basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the nature and location of its customers, to be 1) China and 2) Rest of the World, including the US and Hong Kong.

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Operating loss for the Rest of the World segment includes the change in the fair value of the contingent consideration and all research and development expense for the Company’s SCV-07 trial, which was discontinued in the first quarter of 2012.

Summary information by operating segment for the three-month periods ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
China	$28,810	$40,373
Rest of the World (including the US and Hong Kong)	996	695

Total net revenues	$29,806	$41,068
Income (loss) from operations:
China	$10,951	$14,242
Rest of the World (including the US and Hong Kong)	(5,927)	(3,668)

Total income from operations	$5,024	$10,574
Non-operating income (expense):
China	$(26)	$(31)
Rest of the World (including the US and Hong Kong)	(8)	5

Total non-operating expense	$(34)	$(26)
Income (loss) before provision for income tax:
China	$10,925	$14,211
Rest of the World (including the US and Hong Kong)	(5,935)	(3,663)

Total income before provision for income tax	$4,990	$10,548

Long-lived assets as of March 31, 2013 by operating segment are as follows (in thousands):

China	$35,590
Rest of the World (including the US and Hong Kong)	729

$36,319

10.	Subsequent Events

Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”). On May 13, 2013, the Company, through a designated affiliate, entered into a binding term sheet with Zensun for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to the China Food and Drug Administration (“CFDA”) in 2012. The Zensun agreement provides for the principal terms of the arrangement. The Company is now negotiating a supplemental license and supply agreement.

Subject to certain conditions, the Company has agreed to make payments of up to $18.5 million to Zensun, consisting of an upfront payment amount and further amounts upon the achievement of certain milestones, including the approval of a new drug application for Neucardin™, the granting of a manufacturing license, good manufacturing practices certificate and drug approval number in China. The Company has agreed under certain conditions to make milestone payments to Zensun of $10 million if approval is received for a new device to deliver Neucardin™ and of $25 million if approval is received for the use of Neucardin™ in additional indications. In addition, the Company has agreed, subject to the entry into mutually acceptable definitive agreements and the satisfaction of certain conditions, to provide a collateralized loan to Zensun of up to approximately $12 million. Zensun is required to refund and return the upfront payment it receives from the Company if Zensun terminates the agreement for failure of the Company to fund all or some of the loan to Zensun. Zensun will be responsible for manufacture of the product and the Company has agreed to purchase the product exclusively from Zensun for the duration of the agreement.

Taiwan Liposome Company (“TLC”). On June 2013, the Company entered into an agreement with TLC granting the Company a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (“PAD”) and other indications. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacturing and supply of ProFlow, and the Company will be responsible for all aspects of commercialization including pre-and post-launch activities. ProFlow has been submitted to the CFDA for approval, and it is expected that some additional clinical testing may be required prior to approval. Financial terms of the agreement include clinical regulatory milestone payments up and sales milestone payments up to an aggregate of $39.5 million. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and the companies have agreed to negotiate a supplemental license and supply agreement.

Escrow Settlement Agreement. On October 16, 2012, the Company made a claim against the former stockholders of NovaMed pursuant to the acquisition agreement relating to our acquisition of NovaMed. As a result of the Company’s claim, approximately $1.4 million in cash held in escrow and 622,363 shares of the Company’s common stock held in escrow were not released to the former NovaMed stockholders pending the outcome of the Company’s claim. The claim related to damages the Company incurred as a result of misrepresentations made by NovaMed regarding various matters, including the estimated product return reserves for Aggrastat product on the date of the acquisition, and related expenses and damages. On July 8, 2013, the Company and the representatives of the former stockholders of NovaMed entered into a Confidential “Escrow Settlement Agreement” pursuant to which the Company will retain approximately $0.8 million in cash and 342,300 shares of its common stock, having a combined value of approximately $2.6 million on the settlement date. The Company intends to cancel and retire the shares.

Chief Financial Officer. On July 15, 2013, the Company announced the appointment of Wilson W. Cheung as Chief Financial Officer and Senior Vice President, Finance.

Share Repurchase Program. In August 2013, the Company’s Board of Directors approved an increase of $10.0 million to the existing $40.5 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to $50.5 million. In addition, the Board of Directors approved extending the repurchase program through December 31, 2014. As of August 7, 2013, $19.9 million of the total $50.5 million was available for share repurchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe” or similar expressions are intended to identify forward-looking statements including those statements we make regarding our future financial results; anticipated product sales of current or anticipated products; the sufficiency of our resources to complete clinical trials and other new product development initiatives; government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing; the timing and outcome of clinical trials; prospects for ZADAXIN® and our plans for its enhancement and commercialization as well as our expectations regarding other products; future size of the hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets, particularly in China; research and development and other expense levels; the ability of our suppliers to continue financially viable production of our products; cash and other asset levels; the allocation of financial resources to certain trials and programs, and the outcome and expenses related to litigation and regulatory investigations. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

SciClone Pharmaceuticals, Inc. (NASDAQ: SCLN) is a revenue-generating, United States (“US”)-based, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases, cardiovascular, urological, respiratory and central nervous system disorders. We are focused on continuing to grow our revenue and profitability in the future. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we have built a solid reputation and established a strong brand through many years of experience marketing our lead product, ZADAXIN (thymalfasin). In addition, we have an established product promotion business model with large pharmaceutical partners and we are focused on establishing profitability in all of these collaborations. We believe our sales and marketing strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. This pharmaceutical market currently ranks third among the global pharmaceutical markets, and we believe China will rank second among global pharmaceutical markets by 2020. We seek to expand our presence in China and increase revenues by growing sales and profitability of our current product portfolio, launching new products from our development pipeline, adding new, profitable product services agreements and leveraging our strong cash position to in-license additional products.

We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) the rest of the world which includes our US and Hong Kong operations.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer Inc. (“Pfizer”) and Correvio LLC. ZADAXIN has the highest margins in our portfolio as it is a premium proprietary product sold exclusively by SciClone. Aggrastat®, an intervention cardiology product launched in China in 2009, is an in-licensed product with higher margins than the products we promote under services agreements and we anticipate revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products under services agreements with certain pharmaceutical partners, including Sanofi Aventis S.A. (“Sanofi”) and Baxter International, Inc. (“Baxter”) in China. We refer to these agreements as promotion agreements, service agreements and distribution contract rights agreements. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products, such as the anti-epileptic drug Depakine®, the hypnotic Stilnox® (marketed as Ambien® in the US) and the ACE inhibitor Tritace®. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margin for us.

In January 2013, our promotion agreement with Sanofi was renewed until December 31, 2013 under the same terms as previously negotiated. Revenues for 2011 and 2012 related to our agreement with Sanofi were approximately $19.7 million and $30.8 million, respectively. We are actively negotiating the further renewal or extension of this agreement. In June 2013, we renewed our promotion agreement with Baxter for a 5 year term, through December 2017. Our other significant promotion agreement with Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) will be expiring August 31, 2013 unless renewed, extended or renegotiated. Revenues for 2011 and 2012 related to our agreement with Pfizer were approximately $5.5 million and $8.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of our oncology products, Adriamycin and Daunoblastina for Pfizer, and Perenan, a primary care product for Sanofi. Revenues related to these products were approximately $2.7 million and $1.5 million in 2011 and 2012, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected.

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

We continue to seek in-licensing arrangements for approved or late-stage branded, well-differentiated products which if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our objective is to in-license products that provide us with higher margins augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues. In May 2013, we entered into a binding term sheet with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012.

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. ProFlow has been submitted to CFDA for approval, and it is expected that some additional clinical testing may be required prior to approval. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and the companies have agreed to negotiate a supplemental license and supply agreement.

We believe that these licensing agreements for Neucardin and ProFlow provide us the opportunity to use our considerable sales and marketing expertise to expand our product portfolio with differentiated, high quality products that have significant therapeutic advantages and near-term commercial potential, and that can contribute to our long-term growth.

ZADAXIN Inventories and Sales

ZADAXIN revenues for the first quarter of 2013 were within our operating plan, but were lower compared to the same period in 2012.

During the third quarter of 2012 and particularly in September 2012, we estimate that there was a substantial increase in ZADAXIN channel inventory levels and we believe that sales to our customers, importers and distributors, exceeded the pace at which they were able to sell ZADAXIN through to hospital pharmacies and other parties, resulting in lower commercial sales to our importer in the fourth quarter of 2012 and first quarter of 2013. As anticipated, as a result of reduced sales to our importer, and of continued demand for ZADAXIN in the market, we believe ZADAXIN channel inventory levels decreased in the fourth quarter of 2012 and the first quarter of 2013. We have made significant organizational and management enhancements designed to improve our sales and marketing performance going forward, including the hiring of an experienced Chief Executive Officer for China Operations. We continue to believe that we will grow hospital demand for ZADAXIN in the future through increased penetration in the market. We believe ZADAXIN revenues for the second half of 2013 will increase by approximately 50% compared to the first half of 2013, although we anticipate ZADAXIN revenues for the full year 2013 will be lower than ZADAXIN revenues for 2012.

Other Matters

The US Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) are each conducting formal investigations of SciClone regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. In response to these matters, our Board of Directors appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. The Special Committee substantially concluded its original investigation, and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. The Special Committee has also reported findings to the SEC and DOJ. The SEC’s and DOJ’s formal investigations are continuing and the Company is continuing to cooperate with those investigations, including undertaking a review or investigation of additional matters, primarily related to our NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”) operations and certain sales and marketing expenses.

In our Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, we disclosed, among other things, a non-cash impairment loss to fully write down the value of intangible assets recorded as part of the NovaMed acquisition; a remeasurement of the valuation of the contingent consideration expense recorded as part of the NovaMed acquisition; a significant increase in ZADAXIN channel inventory levels; and internal control issues primarily within the NovaMed organization that was concluded to represent a material weakness in internal control over financial reporting. Following our disclosure of these items, we received a subpoena from the SEC requesting documents related to these and various other matters regarding the NovaMed acquisition and our operations in China. After review of the subpoena, and in order to respond to inquiries from the DOJ and SEC and to determine if any wrong-doing occurred, our Audit Committee determined to undertake an additional independent investigation as to additional matters including, but not limited to, matters related to our acquisition of NovaMed and FCPA matters, including certain sales and marketing expenses.

We are unable to predict what consequences any investigation by any regulatory agency or the Special Committee or the Audit Committee may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management and financial resources which could otherwise be devoted to the operation of our business. We cannot predict what the outcome of those investigations will be, or the timing of any resolution.

On February 22, 2013, we announced that our reported financial results for each of the second and third quarters of 2011, the year ended December 31, 2011, and the first three quarters of fiscal 2012 could not be relied upon and that we would restate them. Subsequently, we received a purported derivative litigation naming certain of our officers and directors as defendants. Our management believes the claims lack merit and will vigorously defend against them.

Refer to Part I, Item 1 “Notes to Unaudited Condensed Consolidated Financial Statements” Note 8 “Other Corporate Matters” and Part II, Item 1 “Legal Proceedings” in this Form 10-Q for further information regarding the investigation and remedial measures, and related litigation.

We believe our cash, cash equivalents, and investments as of March 31, 2013 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Product Sales	$20,533	$33,163	-38%
Promotion Services	9,273	7,905	17%

Total Net Revenues	$29,806	$41,068	-27%

Product sales were $20.5 million for the three-month period ended March 31, 2013, compared to $33.2 million for the corresponding period in 2012, a decrease of $12.6 million, or 38%, for the three-months ended March 31, 2013, compared to the same period in the prior year. ZADAXIN sales were $19.0 million for the three-month period ended March 31, 2013, compared to $29.7 million for the corresponding period of 2012, a decrease of $10.7 million. The decrease in ZADAXIN revenue for the three-month period ended March 31, 2013, compared to same period in the prior year was substantially all attributable to a decrease in unit sales. The additional decrease of $1.9 million related to oncology and Aggrastat product sales.

During the third quarter of 2012 and particularly in September 2012, we estimate that there was a substantial increase in ZADAXIN channel inventory levels and we believe that our sales to our customers exceeded the pace at which our customers were able to sell ZADAXIN to other parties, primarily hospital pharmacies. As anticipated, as a result of reduced sales to our importer, and of continued demand for ZADAXIN in the market, we believe ZADAXIN channel inventory levels decreased in the fourth quarter of 2012 and the first quarter of 2013. We have made significant organizational and management enhancements designed to improve our sales and marketing performance going forward, including the hiring of an experienced Chief Executive Officer for China Operations. We continue to believe that we will grow hospital demand for ZADAXIN in the future through increased penetration in the market. We believe ZADAXIN sales for the second half of 2013 will increase approximately 50% compared to the first half of 2013, although we anticipate ZADAXIN revenues for the full year 2013 will be lower than ZADAXIN revenues for 2012.

Promotion services revenue was $9.3 million, for the three-month period ended March 31, 2013, compared to $7.9 million for the corresponding period in 2012, and related to the distribution of products under promotional contracts. The $1.4 million increase in promotion services revenue was primarily as a result of sales of Depakine product.

Total China revenues were $28.8 million, or 97% of total revenues for the three-month period ended March 31, 2013, compared to $40.4 million, or 98% of total revenues for the corresponding period in 2012.

For the three-month period ended March 31, 2013, revenues from two customers in China accounted for approximately 29% and 61% of our revenues. For the three-month period ended March 31, 2012, revenues from two customers in China accounted for approximately 71% and 18% of our revenues. Our experience with our largest customers has been good and we anticipate that we will continue to sell a majority of our product to them.

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For our proprietary product ZADAXIN, we manufacture our product using our US and European contract manufacturers, and we generate our product sales revenue through sales of ZADAXIN product to Sinopharm Lingyun Biopharmaceutical (Shanghai) Co. Ltd. (“Sinopharm”). Sinopharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. Our ZADAXIN sales occur when Sinopharm purchases product from us without any right of return except for damaged product or quality control issues. Passage of title and risk of loss are transferred to Sinopharm at the time of shipment. After the sale, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third tier local or regional distributors who, in turn, sell products to hospitals and pharmacies. Our other product sales revenues result from the sale of the Company’s in-licensed products to importing agents. Our promotion services revenues result from fees received for exclusively promoting products for certain partners. These importing agents, distributors and partners are the Company’s customers. It takes approximately seven weeks for our China importation customer to clear a shipment of ZADAXIN through the importation process for sale in China. Our customers tend to purchase infrequent large orders of ZADAXIN inventory to facilitate the distribution and sale to Chinese hospital pharmacies. The timing of infrequent large orders may significantly affect the ZADAXIN channel inventory levels and may cause fluctuations to our reported sales and profitability for each quarterly period.

In January 2013, our promotion agreement with Sanofi was renewed until December 31, 2013 under the same terms as previously negotiated. Revenues for 2011 and 2012 related to our agreement with Sanofi were approximately $19.7 million and $30.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. In June 2013, we renewed our promotion agreement with Baxter for a 5 year term, through December 2017. Our other significant promotion agreement with Pfizer will be expiring August 31, 2013 unless renewed, extended or renegotiated. Revenues for 2011 and 2012 related to our agreement with Pfizer were approximately $5.5 million and $8.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of our oncology products, Adriamycin and Daunoblastina for Pfizer, and the primary care product, Perenan, for Sanofi. Revenues related to these products were approximately $2.7 million and $1.5 million in 2011 and 2012, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected.

Cost of Product Sales:

The following table summarizes the period over period changes in our cost of product sales (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Cost of Product Sales	$4,618	$5,532	-17%

Cost of product sales was $4.6 million and $5.5 million for the three-month periods ended March 31, 2013 and 2012, respectively. A decrease of $0.4 million, or 10%, for the three-month periods ended March 31, 2013 compared to the same period in 2012 was attributable to a decrease in ZADAXIN cost of sales to $3.7 million for the three-month period ended March 31, 2013, compared to $4.1 million for the corresponding period in 2012, and related to a decrease in ZADAXIN unit sales. A decrease of $0.5 million in oncology and Aggrastat cost of sales related to a decrease in part to unit volumes and in part to unit price decreases for those products. Gross margin for ZADAXIN was 80.3% and 86.1% for the three months ended March 31, 2013 and 2012, respectively. The decrease in gross margin for ZADAXIN for the three-month period ended March 31, 2013, compared to the three-month period ended March 31, 2012, was due primarily to costs incurred related to planned manufacturing process improvements for ZADAXIN, costs incurred for product warehousing fees related to the renewal of our ZADAXIN China import license, and to a reduction in the list price of ZADAXIN since October 2012.

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

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Sales and Marketing	$11,199	$17,640	-37%

Sales and marketing expenses for the three months ended March 31, 2013 decreased by $6.4 million, or 37%, compared to the same period in 2012. In 2013, we began expense-saving measures in our sales and marketing activities although the continued impact in the future is uncertain. We have also strategically reduced our sales force by over 100 salespersons compared to March 31, 2012. In addition, the Company held its annual sales conference during the three months ended March 31, 2012, with the expenses of the conference included in sales and marketing expenses for the three months ended March 31, 2012, whereas in 2013, the Company’s annual sales conference occurred in the second quarter of 2013.

We expect sales and marketing expenses for the year ending December 31, 2013 to be lower compared to those incurred for the year ended December 31, 2012.

Amortization and Impairment of Acquired Intangible Assets:

For the three-months ended March 31, 2012, we recognized $0.9 million in amortization of acquired intangible assets expense. Amortization of acquired intangible assets reflects the amortization of services and distribution contract intangible assets acquired as part of the NovaMed acquisition on April 18, 2011.

During the third quarter ended September 30, 2012, we identified an impairment indicator with respect to the intangible assets related to our promotion and distribution contract rights. We determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. We further performed a discounted cash flow analysis related to the intangible assets and determined that a full impairment should be recorded. As a result, we recognized a non-cash impairment loss of approximately $42.7 million in the third quarter of 2012. No further amortization expense will be recorded related to our NovaMed acquired intangible assets.

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Research and Development	$365	$3,393	-89%

R&D expenses for the three months ended March 31, 2013 decreased by $3.0 million, or 89%, compared to the same period in 2012. On March 2, 2012, we announced the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe OM based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints. The decreases in R&D expenses for the three-month periods ended March 31, 2013, as compared to the same period in 2012, related primarily to the discontinuation of this trial.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We expect our research and development expenses to increase in 2013, compared to 2012, related to our arrangements with Zensun and TLC which include $5.0 million in upfront fees recorded in the second quarter of 2013, and may include an additional milestone payment to TLC of $0.8 million upon clinical trial application approval which the Company anticipates may occur in the fourth quarter of 2013 or the first quarter of 2014, offset by decreases in research and development expenses as a result of the discontinuation of the SCV-07 phase 2b clinical trial. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments, local registration clinical trials, or other expenses related to in-licensing and development of new products in the future.

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
General and Administrative	$8,600	$3,961	117%

General and administrative expenses for the three-month period ended March 31, 2013 increased by $4.6 million, or 117%, compared to the same period in 2012. The increases included higher professional expenses of approximately $2.1 million related to legal matters associated with the ongoing government investigation and our ongoing improvements to our FCPA compliance efforts, approximately $0.3 million related to legal matters associated with our MEDA Pharma GmbH & Co. KG (“MEDA”) arbitration and escrow claim on the NovaMed sellers; and approximately $0.9 million related to accounting matters associated with the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012, as well as higher general and administrative personnel-related costs.

We expect our general and administrative expenses in 2013 to increase compared to 2012 as we anticipate higher legal and accounting costs in 2013. Our ongoing government investigations are unpredictable and we expect they will result in continuing legal costs or fines or penalties and could affect our expenses or the timing thereof. We do not expect to incur any significant acquisition-related costs in 2013, however we anticipate an increase in legal and accounting expenses in 2013 compared to 2012 due primarily to our restatement and transition to new auditors. We continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future. See Part II, Item 1 “Legal Proceedings”.

Contingent Consideration:

As part of the acquisition of NovaMed, we would have been required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration was remeasured each quarter, and changes to the fair value were recorded to contingent consideration expense or gain. As of December 31, 2012, the fair value of the earn-out was determined to be $0, resulting in a gain of $15.4 million for the year ended December 31, 2012. Through September 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration was subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value that resulted in a gain of $0.9 million for the three-month period ended March 31, 2012. Our fair value estimates were based on a variety of factors that significantly fluctuated from period to period, including the likelihood that earn-out targets would be achieved and present value factors associated with the timing of the earn-out targets. The significant reduction in the valuation of the contingent consideration expense as of December 31, 2012 was primarily due to revenue and EBITDA (earnings before interest, depreciation and taxes) targets not being achieved and to the reduced probability of renewal relating to NovaMed’s product distribution agreements including, in particular, the target of renewing the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement was extended through December 31, 2013, a term less than five years.

Provision for Income Tax:

The provision for income tax relates to our foreign operations in China. The provision for income tax was $0.8 million for the three-month period ended March 31, 2013, compared to $0.9 million of expense for the three-month period ended March 31, 2012. The tax expense decreased $0.1 million for the three-month period, compared to the same period in 2012, as a result of lower tax expense recorded related to an uncertain tax position in China. Our statutory tax rate in China was 25% in 2012 and 2013. We expect the provision for income tax to increase for the year ending December 31, 2013, compared to the year ended December 31, 2012, as we do not expect the tax benefits we recorded during 2012 related to the reversal of deferred tax liabilities, due to the impairment loss recorded on our intangible assets in 2012, to recur in 2013.

Subsequent Event:

On July 8, 2013, we and the representatives of the former stockholders of NovaMed entered into a Confidential “Escrow Settlement Agreement” pursuant to which we will retain approximately $0.8 million in cash and 342,300 shares of our common stock, having a combined fair value of approximately $2.6 million on the settlement date. As a result, we anticipate our results will be positively impacted by approximately $2.6 million in the third quarter of 2013 related to this settlement.

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

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the years presented (in thousands):

	As of	As of
	March 31, 2013	December 31, 2012
Cash, cash equivalents and investments	$96,052	$86,987

As of March 31, 2013, we had $96.1 million in cash, cash equivalents and investments of which $76.1 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US is held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations which may include in-licensing new products, particularly for China, and for potential acquisitions. We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the US, and accordingly, no US taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the US. Based on our current operating plan for the next 12 months, we do not anticipate the repatriation of cash and cash equivalents held by foreign subsidiaries, if any, would result in payment of US Federal taxes.

	Three Months Ended
	March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$10,931	$9,253
Investing activities	$(41)	$(754)
Financing activities	$(1,829)	$(710)

Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2013 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Such changes included a $10.3 million increase in cash received from customers for accounts receivable. In addition, accounts receivable decreased as of March 31, 2013 compared to December 31, 2012 related to lower first quarter 2013 sales. As of April 30, 2013, we have accounts receivable totaling approximately $4.1 million which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $1.0 million. The customers have a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be. Inventory also decreased $2.8 million in the 2013 period, related to a planned reduction in inventory levels associated with the renewal of our ZADAXIN China import license. The changes also included a $5.5 million and $1.8 million decrease in accounts payable and accrued expenses, respectively, mainly related to payments for goods sold, manufacturing costs, legal and professional expenses, and clinical trial services.

Net cash provided by operating activities was $9.3 million for the three months ended March 31, 2012 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was $41,000 and $0.8 million for the three months ended March 31, 2013 and 2012, respectively, and was related to the purchases of property and equipment.

Net cash used in financing activities was $1.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, we used $2.5 million and $1.1 million to repurchase and retire 502,400 and 253,480 shares of our common stock under our stock repurchase program, respectively. For the three months ended March 31, 2013 and 2012, we also received $0.1 million and $0.4 million of proceeds, respectively, from the issuances of common stock made under our stock award plans. For the three months ended March 31, 2013, our subsidiary borrowed $0.6 million under its loan agreement with Shanghai Pudong Development Bank Co. Ltd.

There have been no material changes in our future contractual obligations during the three months ended March 31, 2013 compared to the disclosure in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In May and November 2012, we announced that our Board of Directors approved increases of $10.5 million and $10.0 million, respectively, to the Company’s stock repurchase program bringing the total authorized since the program’s inception in October 2011 to $40.5 million. Under this program, we repurchased and retired 502,400 shares at a cost of $2.5 million during the three months ended March 31, 2013 bringing the total repurchases since the program’s inception to approximately 6.0 million shares at a cost of $30.8 million through March 31, 2013. Subsequent to March 31, 2013, our Board of Directors approved an increase of $10.0 million to the Company’s stock repurchase program, bringing the total authorized since the program’s inception in October 2011 to $50.5 million and the Board of Directors extended the program through December 31, 2014. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

In August 2012, our subsidiary, NovaMed, entered into a loan agreement with Shanghai Pudong Development Bank Co. Ltd to borrow up to 12.5 million renminbi (approximately $2.0 million as of March 31, 2013). As of March 31, 2013, there were 12.5 million renminbi ($2.0 million) in borrowings under the loan agreement. The loan agreement is secured by a $2.3 million letter of credit. We are required to maintain $2.3 million of cash in a restricted bank account to secure the letter of credit. The loan agreement bears interest on borrowed funds at 7.5% and expires on August 29, 2013. Any amounts borrowed must be repaid by the expiration date. We anticipate the full repayment of this loan by August 29, 2013, and we intend to enter into a new facility later this year.

In May 2013, as part of our binding term sheet with Zensun, we agreed to enter into a $12.0 million loan facility to Zensun. We anticipate finalization of the licensing agreement with Zensun in the next quarter and we anticipate the $12.0 million loan will be either partially or fully funded later this year.

We believe that our existing cash, cash equivalents and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to our registration statement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories. Additional financing or collaboration and licensing arrangements may not be available when needed either at all or, on favorable terms.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Our revenue recognition policy is as follows.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. We recognize product revenue from selling ZADAXIN product at the time of delivery. Sales of ZADAXIN to Sinopharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. We also earn product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer products, from the date of the acquisition of NovaMed into October 2012, were based on the “sell-through” method as our distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. We did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period, therefore we applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized upon receipt of cash from the distributor. We amended the agreement on October 21, 2012, which amendment removed any contingent payment terms. Prior to the amendment, the agreement allowed for delayed payment based on the timing of sales from the distributor to the next tier customer. The amendment changed the payment terms to 60 days, thus ensuring that the distributor could not withhold payment until after the distributor received payment upon sale of product to its next tier customer. The combination of the revised payment terms, together with all of the other contractual restrictions on the distributor (e.g., no return rights or other terms that may raise question as to whether or not they had taken title and assumed “risk of loss”), permitted revenue to be recognized on a “sell-in” basis upon the amendment. Therefore, from October 21, 2012 onward, we used the “sell-in” method for recognition of related revenue. All other product sales are also recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contract, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met. In certain arrangements, we are required to return or refund a portion of promotion services fees received during interim periods from pharmaceutical customers if defined annual sales targets are not achieved. Under our agreements with these customers, if the agreement is terminated, and provided such targets have been met on a “pro rata” basis at the date of contract termination, we are entitled to retain the amounts paid. Due to the ability to retain amounts paid upon contract termination, provided applicable targets have been met on a “pro rata” basis at any interim date, we elected to recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.” The amount of revenue recognized during the three-month period ended March 31, 2013 under this method that is potentially subject to refund is $2.2 million. If we achieve the defined annual sales targets, these amounts will not be refunded.

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2013 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to a material weakness in our internal control over financial reporting, which is disclosed below.

Changes in Internal Controls

During the year ended December 31, 2012, we identified deficiencies in the design and operating effectiveness of controls primarily associated with the timing of revenue recognition for our Pfizer products and product returns reserves related to our Aggrastat product line, the override of certain controls in the financial statement close process related to our NovaMed subsidiary, and the corporate monitoring thereof. We concluded that the aggregation of these deficiencies is a material weakness.

We discussed these matters with our independent registered public accounting firm and our Audit Committee. Further, with the oversight of management and our audit committee, we have implemented, and are continuing to monitor the effectiveness of, additional controls to address these deficiencies. In the fourth quarter of 2012, we implemented additional controls related to our revenue recognition and product return reserve processes to strengthen our controls. We also re-evaluated the operation of our controls at our NovaMed subsidiary and made adjustments to strengthen these controls, including the recent hiring of our Chief Financial Officer, China Operations who joined the Company in the third quarter of 2012. We terminated personnel who were involved in the override of certain controls in the financial statement close process at our NovaMed subsidiary that resulted in the material weakness. We also hired a Chief Executive Officer, China operations who began April 1, 2013. Our remediation activities are not complete and we continue to seek ways to strengthen the operation of our controls at our NovaMed subsidiary, and our corporate monitoring thereof, and we may need to continue effective operation of these controls for one or more quarters before we can conclude that the material weakness has been corrected.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to these matters, our Board of Directors appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred.

During the investigation, the Special Committee instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate existing compliance and anti-bribery policies and guidelines and to prepare new, more detailed policies and guidelines for implementation after review by our Board of Directors and/or committees of the Board of Directors, (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third party events, and (iv) hire a Vice President of Compliance and Internal Audit to monitor and enforce compliance with our policies.

The Special Committee substantially concluded its investigation of those matters and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. The Special Committee has also reported those findings to the SEC and DOJ, and the Special Committee and the Company have continued to cooperate with the on-going SEC and DOJ investigations.

In the Company’s Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, the Company disclosed, among other things, a non-cash impairment loss to fully write down the value of intangible assets recorded as part of the NovaMed acquisition; a remeasurement of the valuation of the contingent consideration expense recorded as part of the NovaMed acquisition; a significant increase in ZADAXIN channel inventory levels; and internal control issues primarily within the NovaMed organization that was concluded to represent a material weakness in internal control over financial reporting. Following our disclosure of these items, the Company received a subpoena from the SEC requesting documents related to these and various other matters regarding the NovaMed acquisition and the Company’s operations in China. After review of the subpoena, and in order to respond to inquiries from the DOJ and SEC and to determine if any wrong-doing occurred, the Audit Committee determined to undertake an independent investigation as to additional matters, including but not limited to our acquisition of NovaMed and FCPA matters, and certain sales and marketing expenses.

We are unable to predict what consequences that any investigation by any regulatory agency or by our Audit Committee may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future, will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls in our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations or remedial actions we have taken or may take, if any, as a result of such investigations, may adversely affect our business in China. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management, Board of Directors and financial resources which could otherwise be devoted to the operation of our business.

NovaMed is a party to a Distribution and Supply Agreement with MEDA. Following our acquisition of NovaMed, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However no resolution was reached. MEDA notified NovaMed that the termination was effective as of May 2011, however as provided in the agreement, disputes, including disputes regarding termination must be resolved in binding arbitration. We do not expect any significant revenues from this agreement until 2014. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On October 10, 2012, MEDA filed an initial response and counterclaim with CIETAC claiming MEDA’s termination was valid and demanding the transfer of certain information and rights, as well as demanding the award of damages, including attorneys’ fees in an unspecified amount. On April 16, 2013, MEDA filed a further response stating their claims and facts in support of their initial response and counterclaim. A hearing on the merits of the matter is scheduled to be held before the CIETAC arbitration panel from August 20 through August 22, 2013 in Shanghai. NovaMed continues to perform its obligations under the agreement pending resolution of the dispute, and has notified MEDA that the dispute has been submitted to arbitration. We cannot predict the outcome of this matter at this time.

On October 16, 2012, we made a claim against the former stockholders of NovaMed pursuant to the acquisition agreement relating to our acquisition of NovaMed. As a result of our claim, approximately $1.4 million in cash held in escrow and 622,363 shares of our common stock held in escrow were not released to the former NovaMed stockholders pending the outcome of our claim. The claim related to damages we incurred as a result of various matters, including in particular the understatement of product return reserves for Aggrastat product in the balance sheet of NovaMed at the date of the acquisition, and related expenses and damages. On July 8, 2013, the Company and the representatives of the former stockholders of NovaMed entered into a Confidential “Escrow Settlement Agreement” pursuant to which the Company will retain approximately $0.8 million in cash and 342,300 shares of its common stock, representing 55% of the remaining cash and shares held in escrow.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al, Case No. CIV520331. The lawsuit alleges, based on the restatement resulting from the timing of revenue recognition for certain products sold by the Company’s subsidiary NovaMed, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. Our management believes that the claims lack merit and will vigorously defend against them.

Item 1A.	Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on April 1, 2013.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $4.2 million and $9.7 million, for the three-months ended March 31, 2013 and 2012, respectively, we have experienced significant operating losses in the past, and as of March 31, 2013, we had an accumulated deficit of approximately $133 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and DOJ investigations, our efforts to cooperate with the investigations and events related to pending litigations;

•

government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the US and other foreign countries, including the effect of government initiatives in China, particularly actions intended to reduce pharmaceutical prices such as including the reduction in the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

•

actual or anticipated fluctuations in our quarterly operating results some of which may result from licensing or acquisition-related expenses including up-front fees, milestone payments and, and periodic impairment charges that have and may result from the goodwill and intangible assets recorded in the acquisition;

•	progress and results of clinical trials and the regulatory approval process in Europe and in China;

•	our ability to manage the risks associated with our acquisition of NovaMed;

•	timing and achievement of our corporate objectives;

•	charges related to expired inventory or bad debt;

•	terminations of, or changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	changes in assessments of our internal control over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•

unanticipated increases in our G&A expense due to legal and accounting expenses, including expenses relating to the governmental investigations, our disputes with MEDA, and arising out of matters relating to any additional or uncorrected control deficiency or related matters;

•	economic and political conditions in the US or abroad particularly in China; and

•	broad financial market fluctuations in the US, Europe or Asia.

Our acquisition of NovaMed involves a number of risks. Although we believe we have substantially completed the integration, there are some challenges that still could affect us and we have not realized all the anticipated benefits of the acquisition. We may acquire other companies or products that present similar risks.

We believe we have substantially completed the integration of our NovaMed acquisition and the two companies’ operations and personnel and have begun to utilize common business, information and communication systems, operating procedures, financial controls and human resources practices. We have experienced a number of challenges in the process of integration which have had, and could have further adverse affects on our business. These challenges include:

•

diversion of management’s attention from normal daily operations of the business which have and could continue to adversely affect ongoing operations, including matters relating to the restatement of our financial results and material weakness in our internal control over financial reporting identified in the third and fourth quarters of 2012;

•	retaining key employees of both organizations, including recently announced executive departures and potential additional turnover;

•	managing the acquisition and continuing operations in both organizations to successfully achieve the anticipated benefits of the acquisition;

•	preserving important relationships of both SciClone and NovaMed, including NovaMed’s contractual relationships with pharmaceutical partners;

•	costs and delays in implementing common systems and procedures;

•	consolidating and rationalizing information technology and administrative infrastructures;

•	the potential for further disputes or litigation related to the acquisition by us or by the former NovaMed stockholders, and the uncertainty as to the results of such dispute or any further dispute;

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

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China. The China government recently imposed price restrictions on ZADAXIN, Aggrastat and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. As a result of additional product sales resulting from the NovaMed acquisition in 2011, we expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the three months ended March 31, 2013, approximately 97% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the National Development and Reform Commission (“NDRC”) and provincial agencies pricing reform.

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

Sales of ZADAXIN may fluctuate significantly from quarter to quarter due to financing limitations on importers, changes in inventory levels at our customers, and surges in sales and inventories due to epidemics. Importers and distributors of ZADAXIN borrow funds in China from banks to purchase, hold and distribute ZADAXIN. Substantial increases in restrictions on fund availability and/or increases in borrowing costs could limit the ability of our importers and distributors to finance their import and distribution process. Further, our customers tend to purchase large orders, and inventory levels may fluctuate significantly as a result, or as a result of changes in the distribution channel, potentially affecting quarterly periodic results.

During the third quarter of 2012, we estimate that there was a substantial increase in ZADAXIN channel inventory levels and we believe that our sales to our customers exceeded the pace at which our customers were able to sell ZADAXIN through to other parties, primarily hospital pharmacies. As a result, ZADAXIN revenues were lower in the first half of 2013, compared to the comparable period in 2012. We have revised and we are implementing changes in our strategy for ZADAXIN market penetration and we continue to believe that we will grow demand for ZADAXIN through increased penetration in the market, however we may not be successful or we may experience future fluctuations in channel inventory either of which could adversely affect our future ZADAXIN revenue.

We could experience fluctuations in channel inventory due to actual or expected epidemics. For example, during the second quarter of 2009, we experienced a strong upsurge in ZADAXIN sales which we believe was attributable both to the increasing penetration of ZADAXIN within the Chinese market, as well as concerns in China from the H1N1 influenza virus. If distributors and hospitals that purchase ZADAXIN stockpile more ZADAXIN than needed for current use, our subsequent sales of ZADAXIN may suffer as distributors and hospitals use ZADAXIN already in their inventory before purchasing additional product from us. This could lead to uneven future revenue results for ZADAXIN and in turn materially impact our cash flow and business condition.

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

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the NRDL and pricing for ZADAXIN on the NRDL was recently reviewed by the authorities. As a result of the China government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. As a result, we anticipated that the actual impact on SciClone of this price reduction would be a decrease of less than 5% in our sales price of ZADAXIN to Sinopharm. Since the date the terms of our new agreement with Sinopharm went into effect, the average impact on our sales price per unit has been a decrease of approximately 3%. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the NDRC price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter were reduced ranging from 10 to 20%.

These pricing regulations, as well as regulation of the importation of pharmaceutical products have reduced and may further reduce prices for ZADAXIN or our other products to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline.

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

We face risks related to the potential outcomes of the SEC and DOJ investigations regarding FCPA compliance and other matters including potential penalties, substantial expense, the use of significant management time and attention, and changes in our marketing and sales practices that could affect our ability to generate revenue, any of which could adversely affect our business.

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

In the Company’s Form 10-Q for the period ending September 30, 2012, filed with the SEC on November 9, 2012, the Company disclosed, among other things, a non-cash impairment loss to fully write down the value of intangible assets recorded as part of the NovaMed acquisition; a remeasurement of the valuation of the contingent consideration expense recorded as part of the NovaMed acquisition; a significant increase in ZADAXIN channel inventory levels; and internal control issues primarily within the NovaMed organization that were concluded to represent a material weakness in internal control over financial reporting. Following our disclosure of these items, the Company received a subpoena from the SEC requesting documents related to these and various other matters regarding the NovaMed acquisition and the Company’s operations in China. After review of the subpoena, and in order to respond to inquiries from the DOJ and SEC and to determine if any wrong-doing occurred, the Audit Committee determined to undertake an additional independent investigation as to additional matters, including, but not limited to, matters related to our acquisition of NovaMed and FCPA matters, and certain sales and marketing expenses.

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit or Special Committees may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management and financial resources which could otherwise be devoted to the operation of our business.

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

Furthermore, our employees in China have access to our facilities and internal systems and we have identified from time to time certain minor instances of improperly submitted expense reporting by our employees. Although these instances have involved insignificant sums, our employees may seek to create additional opportunities to engage in misappropriation or other employee malfeasance. If our controls and procedures to prevent such activities fail or are circumvented, our business would be negatively affected by, among other things, the related financial losses, diminished reputation and threat of litigation and regulatory inquiry and investigation.

We do not control, and therefore have limited ability to manage, the activities of third-parties who assist us in marketing and distributing our products. Our distributors or other third parties with whom we do business could take actions which violate the anti-corruption laws of China, the United States or other countries. Failure to adequately manage our employees, and third parties and, or their non-compliance with employment, distribution or marketing agreements, could harm our corporate image among hospitals and end users of our products and disrupt our sales, resulting in a failure to meet our sales goals. Furthermore, we could be liable for actions taken by our employees, distributors or third-party marketing or third party firms, including any violations of applicable law in connection with the marketing or sale of our products, including China’s anticorruption laws and the FCPA of the United States, or the FCPA. In particular, if our employees, distributors or third-party marketing firms make any payments that are forbidden under the FCPA, we could be subject to civil and criminal penalties imposed by the US government.

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

From time to time we have terminated the employment of certain employees for performance related reasons, including, in particular, our policies intended to prevent corruption. Employees who are terminated may seek more favorable terms of separation by threatening to damage our reputation in the marketplace. Further, they may seek to retaliate against us by making so-called “whistleblower” claims under the provisions enacted by the Dodd-Frank Act that may entitle persons who report alleged wrong-doing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry, and dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims. Any investigations of whistleblower claims may impose additional expense on us, may require the attention of senior management and members of the Board of Directors and may result in fines and/or reputational damage whether or not we are deemed to have violated any regulations. Furthermore, terminated employees may also seek to retaliate against us by making claims against us to other regulatory agencies, including local regulatory authorities. Inquiries by local regulatory agencies about such claims, even if frivolous and non-meritorious, could also generate significant expenses and take up significant management and Board of Director’s time.

We may incur unexpected charges relating to our operations. *

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. In particular we could experience a charge for inventory returns related to Aggrastat if our customers are unable to sell units of Aggrastat that are nearing their expiry dates, or for bad debt if a former distributor does not pay an outstanding receivable in full. Those or similar future events would have an adverse impact upon our operating results.

We are at risk of additional securities class action and derivative lawsuits.

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. After our announcement regarding SEC and DOJ investigations in 2010, we and certain of our officers and directors were named as parties in purported stockholder class actions and derivative lawsuits. Those class action lawsuits were dismissed and we have settled those derivative lawsuits. Our stock price declined following the announcement of a restatement of our financial statements for fiscal 2011 and the first three quarters of fiscal 2012, and that our independent auditing firm had elected not to stand for reappointment for the 2013 fiscal year. Soon after that announcement, we and certain of our officers and directors were named as parties in a purported derivative lawsuit relating to the restatement. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigation, our own investigations related thereto or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. We may be named in additional litigation, which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such litigation could result in additional substantial costs and a diversion of management’s and the Board of Director’s attention and resources, which could harm our business.

We may not be able to successfully develop or commercialize our products. *

We have numerous products under development in China, some of which were acquired in the NovaMed acquisition and others were in-licensed by us. We have recently in-licensed two additional product candidates, Neucardin from Zensun and ProFlow from TLC, for each of which our future development expenses and milestone payments could be material.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated side effects and/or drug interactions that may significantly decrease the likelihood of regulatory approval. For example, in March 2012 we announced the discontinuation of our phase 2b clinical trial evaluating SCV-07 for the delayed onset of oral mucositis. This decision was based on the results of a pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints, and we have no plans to proceed with further development of SCV-07 at this time.

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

Our sales are concentrated in China and we face risks relating to operating in China, including pricing and other regulations, slow payment cycles and exposure to fluctuations in the Chinese economy. *

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. The Chinese government has recently imposed price restrictions on ZADAXIN, Aggrastat and various oncology products we promote. As a result of the China government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. As a result, we anticipated that the actual impact on SciClone of this price reduction would be a decrease of less than 5% in our sales price of ZADAXIN to Sinopharm. Since the date the terms of our new agreement with Sinopharm went into effect, the average impact on our sales price per unit has been a decrease of approximately 3%. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers.

Over the long term, we believe that the price reductions may positively affect our sales volumes and result in broader penetration into Tier 3 and Tier 2 cities in target geographies, potentially increasing our total sales revenues from these products. However, the process and timing for any price restrictions is unpredictable and further price reduction could be imposed that could adversely affect our business. Further, the successful sales and marketing of all of our products requires continuing compliance with other regulations in China relating to the import, manufacture, approval and distribution of products and if we or our partners are not able to obtain or maintain necessary licenses or other approvals, our operations would be adversely affected.

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected. As of March 31, 2013, we have accounts receivable totaling approximately $4.1 million which are substantially delinquent and which we are actively trying to collect. The customers have a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

Our operations throughout the world including China are potentially subject to the laws and regulations of the US including the FCPA, in addition to the laws and regulations of the other countries. Regulation in China of the activities in the pharmaceutical industry has increased and may continue to undergo significant and unanticipated changes. A number of companies have faced significant expenses or fines as a result of the increasing regulation of, and enforcement activity regarding, the pharmaceutical industry. The Chinese government has recently made arrests of pharmaceutical company employees for allegedly illegal sales and marketing activities. Recent or future arrests of sales personnel, doctors or others in the pharmaceutical industry, whether or not the individuals violated laws or regulations, could impact the operations and results of pharmaceutical companies in China, including our own. The Chinese government has also been investigating the costs to manufacture approximately 40 pharmaceutical products sold in China. While SciClone was not involved in either of these actions, these actions may be an indication of heightened Chinese government oversight of the pharmaceutical industry, and of multinational pharmaceutical companies in particular. Such activities could have long term implications for the pharmaceutical industry in China including increased pricing pressure and a heightened level of government oversight and investigations, either of which could adversely affect the industry as a whole or individual companies, including SciClone.

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

Our business strategy is dependent in part upon our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. If we fail to maintain such agreements, or if we fail to enter into additional agreements, our business will suffer. *

Our sales and marketing strategy in China depends significantly upon agreements with third parties, and potentially upon entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including the products recently licensed from Zensun and TLC and products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products on the market including Depakine, Stilnox, Tritace and Aggrastat, and products in the regulatory review process, including DC Bead and several of NovaMed’s products in clinical trials, are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent upon entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected. In addition, if any of such agreements acquired in our NovaMed acquisition are not renewed, we could incur a decline in sales revenues.

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

In January 2013, our promotion agreement with Sanofi was renewed until December 31, 2013 under the same terms as previously negotiated. Revenues for 2011 and 2012 related to our agreement with Sanofi were approximately $19.7 million and $30.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. In June 2013, we renewed our promotion agreement with Baxter for a 5 year term, through December 2017. Our other significant promotion agreement with Pfizer will be expiring August 31, 2013 unless renewed, extended or renegotiated. Revenues for 2011 and 2012 related to our agreement with Pfizer were approximately $5.5 million and $8.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of the oncology products, Adriamycin and Daunoblastina for Pfizer, and the primary care product, Perenan, for Sanofi. Revenues related to these products were approximately $2.7 million and $1.5 million in 2011 and 2012, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. Terminations or failures to renew these or any other agreement as to some or all of the products covered by the agreement could result in a decline in revenue and to other costs including restructuring charges if a resulting revenue decline required us to reduce costs.

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

Certain medicine products distributed or sold in China’s pharmaceutical retail market, including those appearing to be our products, may be counterfeit. Counterfeit products are products sold under the same or very similar brand names and/or have a similar appearance to genuine products. Counterfeit products, including counterfeit pharmaceutical products, are a significant problem in China. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. The counterfeit pharmaceutical product regulation control and enforcement system in China is not able to completely eliminate production and sale of counterfeit pharmaceutical products. Any sale of counterfeit products resulting in adverse side effects to consumers may subject us to negative publicity and expenses. It could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our two API suppliers for ZADAXIN are both working on the development of a more efficient manufacturing process to increase the per batch manufacturing process scale in anticipation of growth in future commercial demand. There are technical and regulatory risks associated with the development of the new process that may be beyond our control. If the new process fails to allow for scale-up of API production while also providing API that meets regulatory specifications and/or shelf-life stability, or if the new manufacturing process approval is delayed or denied by regulatory authorities, the commercial supply of ZADAXIN could be limited as we would have to continue with the current scale of manufacturing with the current manufacturing process.

China has mandated a unique serialization barcode for the smallest unit carton of each pharmaceutical product intended for importation and commercial sale in China. We are required to have the serialization for ZADAXIN in effect by 2015. Implementation of the new unique barcode on each unit carton involves a long lead time including physical hardware and software changes to the only approved existing packaging line at our sole finished product packaging contract manufacturing site. There are technical and regulatory risks associated with the packaging line changes that may be beyond our control. If the packaging line changes and/or validation are delayed or if the packaging line change regulatory submission to the Italian regulatory authorities is not approved in a timely manner, the commercial supply of ZADAXIN could be limited or stopped completely until barcode serialization is successfully implemented at the contract manufacturer and subsequently approved by regulatory authorities in Italy, which could materially adversely affect our sales and operating results.

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

If we are unable to retain our key personnel, or are unable to attract and retain additional, highly skilled and experienced personnel, including the ability to expand our sales staff, our business will suffer. *

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. We are also dependent on our ability to appropriately staff these personnel in appropriate positions as our business fluctuates. Further, our efforts to in-license or acquire, develop and commercialize product candidates for China may require the addition of clinical and regulatory personnel and the expansion of, or changes in our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them were any one of them to choose to leave employment with us. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry.

Our Senior Vice President and Chief Financial Officer resigned from the Company on May 31, 2013 to pursue other opportunities. Our Vice President, Finance resigned from the Company on August 2, 2013 to pursue other opportunities. We hired a new Chief Financial Officer and a new Vice President, Finance and Controller in July 2013.

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

The former Chief Executive Officer and the former Chief Operating Officer of our China operations resigned in the fourth quarter of 2012 and we have also had departures in our senior sales personnel. We may experience other departures. In addition, we have terminated personnel for violations of our policies and procedures as well as for lack of performance. Our future success will depend in part on our retaining key personnel and on recruiting additional senior sales and other personnel in China. We are continuously recruiting executives and other level personnel to address departures and to expand and strengthen our China operations and hired a new Chief Executive Officer of SciClone’s China operations, who began on April 1, 2013. Conversely, if we need to reduce the size of a particular aspect of our business including if we have contracts that are not renewed or renegotiated for products we market or promote, we are also dependent on our ability to make such adjustments while retaining suitably skilled personnel. We have taken corrective measures based upon the findings of our Special Committee relating to its investigation of matters relating to the FCPA and have, and expect to continue to take corrective measures relating to managements’ evaluation of internal control over financial reporting which could have adverse effects on our business, including the loss of personnel, and changes in marketing, sales and educational practices or programs.

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

We may need to obtain additional funding to support our long-term product development and commercialization programs. *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. In November and May 2012, we announced that our Board of Directors has approved increases in our share repurchase program that authorizes the Company to repurchase up to a total of $40.5 million of its outstanding common stock. As of March 31, 2013, $9.9 million of the $40.5 million remained available under the repurchase program for future share repurchases. Subsequent to March 31, 2013, our Board of Directors approved an increase of $10.0 million to our stock repurchase program bringing the total authorized to $50.5 million and extended the program through December 31, 2014. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products and products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

If we fail to protect our products, technologies and trade secrets, we may not be able to successfully use, manufacture, market or sell our products, or we may fail to advance or maintain our competitive position, and we have limited intellectual property protection in China. *

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to thymalfasin have expired, including composition of matter patents, we have rights to other patents and patent applications relating to thymalfasin and thymalfasin analogues, including method of use patents with respect to the use of thymalfasin for certain indications. Additionally, thymosin alpha 1 (“thymalfasin”), the chemical composition of thymalfasin, has received Orphan Drug designation in the US for the treatment of stage 2b through stage 4 melanoma, for the treatment of chronic active hepatitis B, for the treatment of DiGeorge anomaly with immune defects, and for the treatment of hepatocellular carcinoma. If other parties develop generic forms of thymalfasin for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of thymalfasin or their brands of thymalfasin. If other parties develop analogues or derivatives of thymalfasin, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

Pharmaceutical products are either not patentable or have only recently become patentable in some of the countries in which we market or may market thymalfasin. We do not have composition patent claims directed to the thymalfasin that is currently marketed in China, our largest market, although we do have other type of patent claims, pending or issued, directed to other aspects of thymalfasin therapy. Other companies market generic thymalfasin in China, potentially in violation of our patent, trademark or other rights which, to date, we have defended by informing physicians and hospitals of the practice. Past enforcement of intellectual property rights in many of these countries, including China in particular, has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

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

Our cash, cash equivalents and investments are subject to certain risks which could materially adversely affect our overall financial position. *

We invest our cash and cash equivalents in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur.

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

In addition, financial instruments may subject us to a concentration of credit risk. Most of our cash, and cash equivalents are held by a limited number of financial institutions. To date, we have not experienced any losses on our deposits of cash and cash equivalents. However, if any of these instruments permanently lost value or have their liquidity impaired, it would also have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. *

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information, certain information regarding our business partners, and personally identifiable information of our employees, in our computer networks. The secure maintenance and transmission of this information is critical to our operations and reputation. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our computer networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, and damage our reputation, any of which could adversely affect our business and competitive position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended March 31, 2013 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 through January 31, 2013	502	$4.93	502	$9,880
February 1, 2013 through February 28, 2013	—	—	—	9,880
March 1, 2013 through March 31, 2013	—	—	—	9,880

Total	502	$4.93	502

(1)

“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects increases of $10.5 million and $10.0 million announced May 2012 and November 2012, respectively, bringing the total authorized since the program’s inception in October 2011 to $40.5 million, less the $30.6 million we repurchased through March 31, 2013. Subsequent to March 31, 2013, our Board of Directors approved an increase of $10.0 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception to $50.5 million, and as of August 7, 2013, the total remaining available for repurchase was $19.9 million. Our Board of Directors also extended the stock repurchase program through December 31, 2014.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1(1) *	Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.2(1)**	Stay Bonus Agreement by and between Gary Titus and SciClone Pharmaceuticals, Inc. effective January 16, 2013.

10.3(2)**	Employment Agreement with Hong Zhao, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.4(2)**	Change in Control Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.5(2)**	Executive Severance Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.6(2)**	Sign On Bonus Letter, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.7(2)**	Stay Bonus Agreement by and between Stephanie Wong and SciClone Pharmaceuticals, Inc. effective April 3, 2013.

31.1(2)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the Three-Months Ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three-Months Ended March 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 1, 2013.
(2)	Filed Herewith.
*	Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: August 9, 2013	/s/ Friedhelm Blobel, Ph.D.
Friedhelm Blobel, Ph.D.
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1(1)*	Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.2(1)**	Stay Bonus Agreement by and between Gary Titus and SciClone Pharmaceuticals, Inc. effective January 16, 2013.

10.3(2)**	Employment Agreement with Hong Zhao, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.4(2)**	Change in Control Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.5(2)**	Executive Severance Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.6(2)**	Sign On Bonus Letter, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.7(2)	Stay Bonus Agreement by and between Stephanie Wong and SciClone Pharmaceuticals, Inc. effective April 3, 2013.

31.1(2)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the Three-Months Ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three-Months Ended March 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 1, 2013.
(2)	Filed Herewith.
*	Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.