Form 10-Q
period 2013-06-30
SCICLONE PHARMACEUTICALS INC
filed 2013-08-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$75,266	$84,228
Accounts receivable, net of allowance of $1,208 and $1,169 as of June 30, 2013 and December 31, 2012, respectively	46,957	38,109
Inventories	8,281	10,424
Restricted cash and investments	2,752	2,759
Prepaid expenses and other current assets	3,257	1,809

Total current assets	136,513	137,329
Property and equipment, net	1,054	1,377
Deferred tax assets	368	369
Goodwill	34,586	34,313
Other assets	620	683

Total assets	$173,141	$174,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,772	$7,787
Accrued and other current liabilities	17,943	21,427
Deferred tax liabilities	382	153
Short-term borrowings on loan facility	2,019	1,445

Total current liabilities	27,116	30,812
Other long-term liabilities	21	237
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 54,295,195 and 54,484,053 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	54	54
Additional paid-in capital	277,400	274,387
Accumulated other comprehensive income	3,236	2,988
Accumulated deficit	(134,686)	(134,407)

Total stockholders’ equity	146,004	143,022

Total liabilities and stockholders’ equity	$173,141	$174,071

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Product sales, net	$21,683	$33,284	$42,216	$66,447
Promotion services	7,609	8,085	16,882	15,990

Total net revenues	29,292	41,369	59,098	82,437
Operating expenses:
Cost of product sales	3,205	5,664	7,823	11,196
Sales and marketing	14,269	17,504	25,468	35,144
Amortization of acquired intangible assets, related to sales and marketing	—	882	—	1,766
Research and development	5,406	1,493	5,771	4,886
General and administrative	7,954	4,455	16,554	8,416
Contingent consideration (Note 3)	—	(1,171)	—	(2,087)

Total operating expenses	30,834	28,827	55,616	59,321
Income (loss) from operations	(1,542)	12,542	3,482	23,116
Non-operating income (expense):
Interest and investment income	12	15	31	45
Interest and investment expense	(45)	(55)	(82)	(110)
Other income (expense), net	80	(14)	64	(15)

Income (loss) before provision for income tax	(1,495)	12,488	3,495	23,036
Provision for income tax	488	1,260	1,275	2,142

Net income (loss)	$(1,983)	$11,228	$2,220	$20,894

Basic net income (loss) per share	$(0.04)	$0.20	$0.04	$0.36
Diluted net income (loss) per share	$(0.04)	$0.19	$0.04	$0.35

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(1,983)	$11,228	$2,220	$20,894
Other comprehensive income (loss):
Net change in unrealized gain (loss) and foreign currency translation on foreign currency denominated available-for-sale securities	4	(20)	(6)	—
Foreign currency translation	76	(608)	254	(354)

Total other comprehensive income (loss)	80	(628)	248	(354)

Total comprehensive income (loss)	$(1,903)	$10,600	$2,468	$20,540

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$2,220	$20,894
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash expense related to stock-based compensation	2,263	2,036
Depreciation and amortization	413	2,144
Change in fair value of contingent consideration	—	(2,087)
Deferred income taxes	228	511
Other long-term liabilities	(215)	(106)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,847)	(2,080)
Inventories	2,187	1,682
Prepaid expenses and other assets	(1,384)	253
Accounts payable	(1,015)	(1,732)
Accrued and other current liabilities	(3,498)	260

Net cash (used in) provided by operating activities	(7,648)	21,775
Investing activities:
Purchases of property and equipment	(87)	(864)

Net cash used in investing activities	(87)	(864)
Financing activities:
Repurchase of common stock	(2,500)	(8,893)
Borrowing on short-term loan	568	—
Proceeds from issuances of common stock	706	2,862

Net cash used in financing activities	(1,226)	(6,031)
Effect of exchange rate changes on cash and cash equivalents	(1)	16

Net (decrease) increase in cash and cash equivalents	(8,962)	14,896
Cash and cash equivalents, beginning of period	84,228	66,654

Cash and cash equivalents, end of period	$75,266	$81,550

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

For the three months ended June 30, 2013, revenues from two customers in China accounted for 94% of the Company’s revenues. For the three months ended June 30, 2012, revenues from three customers in China accounted for 83% of the Company’s revenues. For the six months ended June 30, 2013, revenues from two customers in China accounted for 92% of the Company’s revenues. For the six months ended June 30, 2012, revenues from three customers in China accounted for 86% of the Company’s revenues. No other customer accounted for more than 10% of the Company’s revenues during the three- or six-months ended June 30, 2013 or 2012. As of June 30, 2013, approximately $45.3 million, or 94%, of the Company’s accounts receivable were attributable to three customers in China. The Company generally does not require collateral from its customers.

Accounts Receivable

Receivable Reserve. The Company records a receivable reserve based upon a specific review of its overdue invoices. The Company’s estimate for a reserve is determined after considering its existing contractual payment terms, payment patterns of its customers and individual customer circumstances, the age of any outstanding receivables and its current customer relationships. As of June 30, 2013, the Company recorded a receivable reserve of approximately $1.1 million related to gross accounts receivable of $4.1 million related to three customers, two of which are related parties. As of December 31, 2012, the Company recorded a receivable reserve of approximately $1.0 million related to gross accounts receivable from one customer of $3.5 million. The receivable reserve reflects the Company’s best estimate of the ultimate collection, though actual collections may vary and the Company continues to pursue the full amount of the accounts receivables.

Reserve for Product Returns. The Company maintains a reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired product or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of June 30, 2013 and December 31, 2012, the Company had estimated a product returns reserve of $0.1 million on its consolidated balance sheets related to oncology products and Aggrastat product sales.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company recognizes product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to Sinopharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer products, from the date of the acquisition of the NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”) subsidiary in April of 2011 into October 2012, were based on the “sell-through” method as the Company’s distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. The Company did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period; therefore, the Company applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized upon receipt of cash from the distributor. The Company amended the agreement on October 21, 2012, which amendment removed any contingent payment terms. Prior to the amendment, the agreement allowed for delayed payment based on the timing of sales from the distributor to the next tier customer. The amendment changed the payment terms to 60 days, thus ensuring that the distributor could not withhold payment until after the distributor received payment upon sale of product to its next tier customer. The combination of the revised payment terms, together with all of the other contractual restrictions on the distributor (e.g., no return rights or other terms that may raise question as to whether or not they had taken title and assumed “risk of loss”), permitted revenue to be recognized on a “sell-in” basis upon the amendment. Therefore, from October 21, 2012 onward, the “sell-in” method was used by the Company for recognition of related revenue. All other product sales are also recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contract, which marks the period when marketing and promotion services have been rendered and the revenue recognition criteria are met. In certain arrangements, the Company is required to return or refund a portion of promotion services fees received during interim periods from pharmaceutical customers if defined annual sales targets are not achieved. Under the Company’s agreements with these customers, if the agreement is terminated, and provided such targets have been met on a “pro rata” basis at the date of contract termination, the Company is entitled to retain the amounts paid. Due to the ability to retain amounts paid upon contract termination, provided applicable targets have been met on a “pro rata” basis at any interim date, we elected to recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.” The amount of revenue recognized during the three- and six-month periods under this method that is potentially subject to refund is $1.7 million and $3.9 million, respectively. If the Company achieves the defined annual sales targets, these amounts will not be refunded.

Inventories

Inventories consist of raw materials, work in progress and finished goods products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. For the three and six month periods ended June 30, 2013, the Company has not recorded any write-down related to inventory.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, restricted stock units (“RSUs”) and the employee stock purchase plan using the treasury stock method. For the three months ended June 30, 2013, the impact of stock options, RSUs and the employee stock purchase plan were not included in the computation of diluted net loss per share because the inclusion would provide an anti-dilutive effect.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(1,983)	$11,228	$2,220	$20,894
Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	54,124	57,239	54,104	57,470
Effect of dilutive securities	—	2,278	1,357	2,142

Weighted-average shares outstanding used to compute diluted net income (loss) per share	54,124	59,517	55,461	59,612

Basic net income (loss) per share	$(0.04)	$0.20	$0.04	$0.36
Diluted net income (loss) per share	$(0.04)	$0.19	$0.04	$0.35

For the three months ended June 30, 2013, outstanding stock options and RSUs for 5,055,114 were not included in the computation of diluted net loss per share because the inclusion would provide an anti-dilutive effect. For the three months ended June 30, 2012, outstanding stock options and RSUs for 2,922,545 shares, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive.

For the six months ended June 30, 2013 and 2012, outstanding stock options and RSUs for 3,293,668 and 3,063,073 shares, respectively, were excluded from the calculation of diluted net income (loss) per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the six months ended June 30, 2013 and 2012, shares subject to market or performance conditions of 37,638 and 82,995 respectively, were excluded from the calculation of diluted net income (loss) per share because the performance or market criteria had not been met.

2.	Available-for-Sale Investments

The following is a summary of available-for-sale investments as of (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Certificate of deposit	$75	$—	$—	$75
Money market funds	45,506	—	—	45,506
Restricted Italian state bonds maturing in 2013	451	—	(74)	377

Total available-for-sale investments	$46,032	$—	$(74)	$45,958

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Certificate of deposit	$75	$—	$—	$75
Money market funds	43,505	—	—	43,505
Restricted Italian state bonds maturing in 2013	451	—	(67)	384

Total available-for-sale investments	$44,031	$—	$(67)	$43,964

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Certificate of deposit	$—	$75	$—	$75
Money market funds	45,506	—	—	45,506
Restricted Italian state bonds	377	—	—	377

Total	$45,883	$75	$—	$45,958

	Fair Value Measurements as of December 31, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Certificate of deposit	$—	$75	$—	$75
Money market funds	43,505	—	—	43,505
Restricted Italian state bonds	384	—	—	384

Total	$43,889	$75	$—	$43,964

Contingent Consideration

As part of the acquisition of NovaMed, the Company would have been required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). Under the Agreement, the earn-out was based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out provisions provided that: (i) if cumulative revenue in China for legacy NovaMed products for the two fiscal years ending December 31, 2012 exceeded $94.2 million, a cash payment ranging from $0 to $11.5 million would be paid, with the full amount payable if such revenue was $117.8 million or more; and (ii) if adjusted EBITDA for the two year period ended December 31, 2012 exceeded $91.8 million, a cash payment from $17.2 million to $21.5 million would have been paid with the full amount payable if such adjusted EBITDA was $137.8 million or more. Adjusted EBITDA was defined in the Agreement to exclude certain expenses which were not generally related to operating results in China, including SciClone’s US research and development expense, certain share-based compensation, license fees paid by SciClone for new products, certain legal and advisory fees related to the Agreement or to change-in-control transactions, and certain fees and expenses, including legal fees and governmental fines or settlements paid with respect to the pending formal, non-public investigation being conducted by the SEC.

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

The fair value of the earn-out was re-measured each period, and changes in the fair value were recorded to “contingent consideration” in operating expenses. As of December 31, 2012, the earn-out was determined to be zero. Through September, 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration was subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value. As of June 30, 2012, the Company estimated the fair value of the contingent consideration to be $13.3 million, resulting in a non-cash gain of $1.2 million and $2.1 million for the three- and six-month periods ended June 30, 2012. The significant unobservable inputs used in the fair value measurement of the contingent consideration were revenue volatility of 40%; revenue discount rate of 20%, risk free rate of 0.18%; earn-out discount rate, including counterparty risk of 5%; estimates of projected revenues and earnings before taxes; and other assumptions regarding customer conditions, and probability of change of control and employment termination considerations. Significant changes in the estimated revenues, earnings before taxes; customer conditions, and revenue volatility would have resulted in changes in the fair value measurement. Generally, a change in the assumptions used for the revenue discount rate was accompanied by a change in the fair value of the contingent consideration.

The following represented the change in the estimated fair value of the contingent consideration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contingent Consideration:
Balance at beginning of period	$—	$14,484	$—	$15,400
Foreign currency translation	—	12	—	12
Change in the estimated fair value of the contingent consideration liability	—	(1,171)	—	(2,087)

Balance at end of period	$—	$13,325	$—	$13,325

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$4,209	$3,184
Work in progress	1,376	904
Finished goods	2,696	6,336

	$8,281	$10,424

Included in the Company’s inventory as of June 30, 2013 and December 31, 2012, was $1.6 million and $2.3 million, respectively, in inventory held at distributors related to products sold by its NovaMed subsidiary.

5.	Loan Agreement

In August 2012, the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd., entered into a loan agreement with Shanghai Pudong Development Bank Co. Ltd. for 12.5 million renminbi (approximately $2.0 million). As of June 30, 2013, 12.5 million renminbi ($2.0 million) in borrowings were outstanding on the loan. The loan is secured by a $2.3 million letter of credit. The Company is required to maintain $2.3 million of cash in a restricted bank account to secure the letter of credit. The loan bears interest on borrowed funds at 7.5% and expires on August 29, 2013. Any amounts borrowed must be repaid by the expiration date.

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Accrued sales and marketing expenses	$5,674	$9,051
Accrued taxes, tax reserves and interest	5,395	4,410
Accrued compensation and benefits	1,867	3,232
Accrued professional fees	2,305	1,570
Other	2,702	3,164

	$17,943	$21,427

7.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales and marketing	$308	$340	$554	$616
Research and development	23	88	32	178
General and administrative	913	686	1,677	1,242

	$1,244	$1,114	$2,263	$2,036

Stock Options

During the six months ended June 30, 2013, the Company granted options to purchase a total of 1,360,500 shares of common stock and options to purchase 304,023 shares of common stock were exercised. As of June 30, 2013, there was approximately $5.4 million of unrecognized compensation expense cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average remaining period of approximately 2.87 years.

The Company has granted a total of 62,500 shares under two performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the performance-based awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected term of 5.13-5.22 years, volatility factor of 63.66-64.65%, and risk free interest rates of 0.95-.96%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. If it is subsequently determined that the performance goal is not probable of achievement, the expense related to the performance-based option is reversed. For the three-month period ended June 30, 2013 and 2012, the Company recognized $0 and $36,000, respectively, of expense related to performance-based options. For the six-month period ended June 30, 2013 and 2012, the Company recognized $0 and $0.1 million, respectively, of expense related to performance-based options.

RSUs

During the six months ended June 30, 2013, 120,000 RSUs were granted and no RSUs vested as a result of the Company’s closed trading window. As of June 30, 2013, there was approximately $1.0 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 1.44 years.

Repurchase of Common Stock

In May and November 2012, the Company’s Board of Directors approved an increase of approximately $10.5 million and $10.0 million, respectively, to the $20 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to approximately $40.5 million. The Company was unable to repurchase shares during the three months ended June 30, 2013 due to its closed trading window. The Company repurchased and retired 502,400 shares at a cost of $2.5 million during the six-month period ended June 30, 2013. As of June 30, 2013, $9.9 million of the $40.5 million share repurchase program authorized by the Board of Directors was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

8.	Licensing Agreements

Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”)

On May 13, 2013, the Company, through a designated affiliate, entered into a binding term sheet with Zensun for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The Zensun agreement provides the principal terms of the arrangement. The Company now is negotiating a supplemental license and supply agreement.

Subject to certain conditions, the Company has agreed to make payments of up to $18.5 million to Zensun, consisting of an upfront payment amount and further amounts upon the achievement of certain milestones, including the approval of a new drug application for Neucardin™, the granting of a manufacturing license, good manufacturing practices certificate and drug approval number in China. The Company has agreed under certain conditions to make milestone payments to Zensun of $10 million if approval is received for a new device to deliver Neucardin™ and of $25 million if approval is received for the use of Neucardin™ in additional indications. In addition, the Company has agreed, subject to the entry into mutually acceptable definitive agreements and the satisfaction of certain conditions, to provide a collateralized loan to Zensun of up to approximately $12.0 million. The Company anticipates funding all or some of the $12.0 million loan in the second half of 2013. Zensun is required to refund and return the upfront payment it received to the Company if Zensun terminates the agreement for failure of the Company to fund all or some of the loan to Zensun. Zensun will be responsible for manufacture of the product and the Company has agreed to purchase the product exclusively from Zensun for the duration of the agreement.

Taiwan Liposome Company (“TLC”)

In June 2013, the Company entered into an agreement with TLC granting the Company a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (“PAD”) and other indications. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and the Company will be responsible for all aspects of commercialization including pre-and post-launch activities. ProFlow has been submitted to the CFDA for approval, and it is expected that some additional clinical testing may be required prior to approval. Financial terms of the agreement include clinical regulatory milestone payments and sales milestone payments up to an aggregate of $39.5 million. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and the Company is negotiating a supplemental license and supply agreement.

For the three- and six-months ended June 30, 2013, the Company recorded upfront payments totaling $5.0 million in research and development expense related to its licensing arrangements with TLC and Zensun.

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

The Company received a further subpoena from the SEC in the fourth quarter of fiscal 2012 and in order to respond to inquiries from the DOJ and SEC and to determine if any wrong-doing occurred, the Audit Committee determined to undertake an additional independent investigation as to additional matters including but not limited to matters related to our acquisition of NovaMed and FCPA matters, and certain sales and marketing expenses.

The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. However, due to the significant uncertainty as to the outcome of the investigation, the Company is unable to reasonably estimate the loss or range of loss that may be incurred. As of June 30, 2013, the Company has therefore not accrued a liability for the contingent loss related to the FCPA investigation. Any fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially impact the Company’s financial statements. The Company will continue to reassess the potential liability related to the investigations and adjust its estimates accordingly in future periods.

NovaMed is a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However no resolution was reached. MEDA notified NovaMed that the termination was effective as of May 2011, however as provided in the agreement, disputes, including disputes regarding termination must be resolved in binding arbitration. The Company does not expect any significant revenues from this agreement until 2014. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On October 10, 2012, MEDA filed an initial response and counterclaim with CIETAC claiming MEDA’s termination was valid and demanding the transfer of certain information and rights, as well as demanding the award of damages, including attorneys’ fees in an unspecified amount. On April 16, 2013, MEDA filed a further response stating their claims and facts in support of their initial response and counterclaim. A hearing on the merits of the matter is scheduled to be held before the CIETAC arbitration panel from August 20through August 22, 2013 in Shanghai.

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Operating loss for the Rest of the World segment includes the change in the fair value of the contingent consideration, all research and development expense for the Company’s SCV-07 trial, which was discontinued in the first quarter of 2012, and upfront payments totaling $5.0 million related to the Company’s licensing arrangements with TLC and Zensun.

Summary information by operating segment for the three- and six-month periods ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
China	$28,171	$40,496	$56,981	$80,866
Rest of the World (including the US and Hong Kong)	1,121	873	2,117	1,571

Total net revenues	$29,292	$41,369	$59,098	$82,437
Income (loss) from operations:
China	$3,011	$14,566	$13,962	$28,808
Rest of the World (including the US and Hong Kong)	(4,553)	(2,024)	(10,480)	(5,692)

Total income (loss) from operations	$(1,542)	$12,542	$3,482	$23,116
Non-operating income (expense):
China	$69	$(44)	$42	$(75)
Rest of the World (including the US and Hong Kong)	(22)	(10)	(29)	(5)

Total non-operating income (expense)	$47	$(54)	$13	$(80)
Income (loss) before provision for income tax:
China	$3,080	$14,522	$14,004	$28,733
Rest of the World (including the US and Hong Kong)	(4,575)	(2,034)	(10,509)	(5,697)

Total income (loss) before provision for income tax	$(1,495)	$12,488	$3,495	$23,036

Long-lived assets as of June 30, 2013 by operating segment are as follows (in thousands):

China	$35,500
Rest of the World (including the US and Hong Kong)	760

$36,260

11.	Subsequent Events

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

Share Repurchase Program. In August 2013, the Company’s Board of Directors approved an increase of $10 million to the existing $40.5 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to $50.5 million. In addition, the Board of Directors approved extending the repurchase program through December 31, 2014. As of August 7, 2013, $19.9 million of the total $50.5 million was available for share repurchase.

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

In January 2013, our promotion agreement with Sanofi was renewed until December 31, 2013 under the same terms as previously negotiated. Revenues for 2011 and 2012 related to our agreement with Sanofi were approximately $19.7 million and $30.8 million, respectively. We are actively negotiating the further renewal or extension of this agreement. In June 2013, we renewed our promotion agreement with Baxter for a 5 year term, through December 2017. Our other significant promotion agreement with Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) will be expiring August 31, 2013 unless renewed, extended or renegotiated. Revenues for 2011 and 2012 related to our agreement with Pfizer were approximately $5.5 million and $8.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of our oncology products Adriamycin and Daunoblastina for Pfizer, and Perenan a primary care product for Sanofi. Revenues related to these products were approximately $2.7 million and $1.5 million in 2011 and 2012, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected.

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

We continue to seek in-licensing arrangements for approved or late-stage branded, well-differentiated products which if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues. In May 2013, we entered into a binding term sheet with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012.

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

ZADAXIN Inventories and Sales

ZADAXIN revenues for the first half of 2013 were within our operating plan, but were lower compared to the same period in 2012. During the third quarter and particularly in September 2012, we estimate that there was a substantial increase in ZADAXIN channel inventory levels, and we believe that sales to our customers, importers and distributors exceeded the pace at which they were able to sell ZADAXIN through to hospital pharmacies and other parties, resulting in lower commercial sales to our importer in the fourth quarter of 2012 and first half of 2013. As anticipated, as a result of reduced sales to our importer, and of continued demand for ZADAXIN in the market, we believe ZADAXIN channel inventory returned to normal levels as of June 30, 2013. We have made significant organizational and management enhancements designed to improve our sales and marketing performance going forward, including the hiring of an experienced Chief Executive Officer for China Operations. We continue to believe that we will grow hospital demand for ZADAXIN in the future through increased penetration in the market. We believe ZADAXIN revenues for the second half of 2013 will increase approximately 50% compared to the first half of 2013, although we anticipate ZADAXIN revenues for the full year 2013 will be lower than ZADAXIN revenues for 2012.

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

Refer to Part I, Item 1 “Notes to Unaudited Condensed Consolidated Financial Statements” Note 9 “Other Corporate Matters” and Part II, Item 1 “Legal Proceedings” in this Form 10-Q for further information regarding the investigation and remedial measures, and related litigation.

We believe our cash, cash equivalents, and investments as of June 30, 2013 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Product Sales	$21,683	$33,284	-35%	$42,216	$66,447	-36%
Promotion Services	7,609	8,085	-6%	16,882	15,990	6%

Total Net Revenues	$29,292	$41,369	-29%	$59,098	$82,437	-28%

Product sales were $21.7 million for the three-month period ended June 30, 2013, compared to $33.3 million for the corresponding period in 2012, a decrease of $11.6 million, or 35%, for the three-months ended June 30, 2013, compared to the same period in the prior year. ZADAXIN sales were $21.8 million for the three-month period ended June 30, 2013, compared to $30.4 million for the corresponding period of 2012, a decrease of $8.6 million. The decrease in ZADAXIN revenue for the three-month period ended June 30, 2013, compared to same period in the prior year was substantially all attributable to a decrease in unit sales. The additional decrease of $3.0 million related to oncology and Aggrastat product sales. Product sales were $42.2 million for the six-month period ended June 30, 2013, compared to $66.4 million for the corresponding period in 2012, a decrease of $24.2 million, or 36%, for the six-months ended June 30, 2013, compared to the same period in the prior year. ZADAXIN sales were $40.8 million for the six-month period ended June 30, 2013, compared to $60.2 million for the corresponding period of 2012, a decrease of $19.4 million. The decrease in ZADAXIN revenue for the six-month period ended June 30, 2013, compared to same period in the prior year was substantially all attributable to a decrease in unit sales. The additional decrease of $4.8 million related to oncology and Aggrastat product sales.

During the third quarter of 2012 and particularly in September 2012, we estimate that there was a substantial increase in ZADAXIN channel inventory levels and we believe that our sales to our customers exceeded the pace at which our customers were able to sell ZADAXIN through to other parties, primarily hospital pharmacies. As anticipated, as a result of reduced sales to our importer, and of continued demand for ZADAXIN in the market, we believe ZADAXIN channel inventory returned to normal levels as of June 30, 2013. We have made significant organizational and management enhancements designed to improve our sales and marketing performance going forward, including the hiring of an experienced Chief Executive Officer for China Operations. We believe ZADAXIN sales for the second half of 2013 will increase approximately 50% compared to the first half of 2013, although we anticipate ZADAXIN revenues for the full year 2013 will be lower than ZADAXIN revenues for 2012. We continue to believe that we will grow future hospital demand for ZADAXIN through increased penetration in the market.

Promotion services revenue was $7.6 million, for the three-month period ended June 30, 2013, compared to $8.1 million for the corresponding period in 2012, and related to the distribution of products under promotional contracts. Promotion services revenue was $16.9 million, for the six-month period ended June 30, 2013, compared to $16.0 million for the corresponding period in 2012. The $0.5 million and $0.9 million decrease in promotion services revenue for the three and six month periods ended June 30, 2013, respectively, were primarily as a result of weaker demand for our primary care products Xatral® and Tritace®, and the discontinuance of Perenan®.

Total China revenues were $28.2 million, or 96% of total revenues for the three-month period ended June 30, 2013, compared to $40.5 million, or 98% of total revenues for the corresponding period in 2012. Total China revenues were $57.0 million, or 96% of total revenues for the six-month period ended June 30, 2013, compared to $80.9 million, or 98% of total revenues for the corresponding period in 2012.

For the three-month period ended June 30, 2013, revenues from two customers in China accounted for approximately 24% and 71% of our revenues. For the three-month period ended June 30, 2012, revenues from three customers in China accounted for approximately 34%, 31% and 18% of our revenues. For the six-month period ended June 30, 2013, revenues from two customers in China accounted for approximately 27% and 65% of our revenues. For the six-month period ended June 30, 2012, revenues from three customers in China accounted for approximately 51%, 18% and 17% of our revenues. Our experience with our largest customers has been good and we anticipate that we will continue to sell a majority of our product to them.

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

In January 2013, our promotion agreement with Sanofi was renewed until December 31, 2013 under the same terms as previously negotiated. Revenues for 2011 and 2012 related to our agreement with Sanofi were approximately $19.7 million and $30.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. In June 2013, we renewed our promotion agreement with Baxter for a 5 year term, through December 2017. Our other significant promotion agreement with Pfizer will be expiring August 31, 2013 unless renewed, extended or renegotiated. Revenues for 2011 and 2012 related to our agreement with Pfizer were approximately $5.5 million and $8.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of our oncology products Adriamycin and Daunoblastina for Pfizer, and the primary care product, Perenan, for Sanofi. Revenues related to these products were approximately $2.7 million and $1.5 million in 2011 and 2012, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected.

Cost of Product Sales:

The following table summarizes the period over period changes in our cost of product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Cost of Product Sales	$3,205	$5,664	-43%	$7,823	$11,196	-30%

Cost of product sales was $3.2 million and $5.7 million for the three-month periods ended June 30, 2013 and 2012, respectively. A decrease of $1.0 million, or 24%, for the three-month periods ended June 30, 2013 compared to the same period in 2012 was attributable to a decrease in ZADAXIN cost of sales to $3.2 million for the three-month period ended June 30, 2013, compared to $4.2 million for the corresponding period in 2012, and related to a decrease in ZADAXIN unit sales. A decrease of $1.5 million in oncology and Aggrastat cost of sales related to a decrease in part to unit volumes and in part to unit price decreases for those products. Gross margin for ZADAXIN was 85.4% and 86.2% for the three months ended June 30, 2013 and 2012, respectively. The decrease in gross margin for ZADAXIN for the three-month period ended June 30, 2013, compared to the three-month period ended June 30, 2012, was due primarily to a reduction in the list price of ZADAXIN since October 2012.

Cost of product sales was $7.8 million and $11.2 million for the six-month periods ended June 30, 2013 and 2012, respectively. A decrease of $1.4 million, or 17%, for the six-month periods ended June 30, 2013 compared to the same period in 2012 was attributable to a decrease in ZADAXIN cost of sales to $6.9 million for the six-month period ended June 30, 2013, compared to $8.3 million for the corresponding period in 2012, and related to a decrease in ZADAXIN unit sales. A decrease of $2.0 million in oncology and Aggrastat cost of sales related to a decrease in part to unit volumes and in part to unit price decreases for those products. Gross margin for ZADAXIN was 83.0% and 86.2% for the six months ended June 30, 2013 and 2012, respectively. The decrease in gross margin for ZADAXIN for the six-month period ended June 30, 2013, compared to the six-month period ended June 30, 2012, was due primarily to costs incurred related to planned manufacturing process improvements for ZADAXIN, costs incurred for product warehousing fees related to the renewal of our ZADAXIN China import license, and to a reduction in the list price of ZADAXIN since October 2012.

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

Overall, we expect our gross margin percentages in 2013 to remain comparable to 2012, although they may fluctuate from quarter to quarter.

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Sales and Marketing	$14,269	$17,504	-18%	$25,468	$35,144	-28%

Sales and marketing expenses for the three months ended June 30, 2013 decreased by $3.2 million, or 18%, compared to the same period in 2012. Sales and marketing expenses for the six months ended June 30, 2013 decreased by $9.7 million, or 28%, compared to the same period in 2012. In 2013, we began expense-saving measures in our sales and marketing activities although the continued impact in the future is uncertain. We have also strategically reduced our sales force by over 150 salespersons compared to June 30, 2012. In addition, certain training and promotional events were postponed and are anticipated to occur during the second half of 2013.We expect sales and marketing expenses for the year ending December 31, 2013 to be lower compared to those incurred for the year ended December 31, 2012.

Amortization and Impairment of Acquired Intangible Assets:

For the three- and six-months ended June 30, 2012, we recognized $0.9 million and $1.8 million in amortization of acquired intangible assets expense. Amortization of acquired intangible assets reflects the amortization of services and distribution contract intangible assets acquired as part of the NovaMed acquisition on April 18, 2011.

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

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Research and Development	$5,406	$1,493	262%	$5,771	$4,886	18%

R&D expenses for the three- and six-months ended June 30, 2013, increased by $3.9 million, or 262%, and $0.9 million, or 18%, compared to the same periods in 2012.

For the three- and six-months ended June 30, 2013, the Company recorded $5.0 million in research and development expense related to upfront payments payable under its recent in-license arrangements with Zensun and TLC. This increase in R&D was partially offset by decreases to R&D expenses during the 2013 periods related to the announcement in March 2012 of the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe oral mucositis based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints.

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

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
General and Administrative	$7,954	$4,455	79%	$16,554	$8,416	97%

General and administrative expenses for the three-month period ended June 30, 2013 increased by $3.5 million, or 79%, compared to the same period in 2012. The increases included higher professional expenses of approximately $1.7 million related to legal matters associated with the ongoing government investigation and our ongoing improvements to our FCPA compliance efforts, approximately $0.4 million related to legal matters associated with our MEDA Pharma GmbH & Co. KG (“MEDA”) arbitration and with our escrow claim on the NovaMed sellers, and increases related to accounting matters involving consultant with the Securities and Exchange Commission related to one aspect of our accounting for one of our contracts. General and administrative expenses for the six-month period ended June 30, 2013 increased by $8.1 million, or 97%, compared to the same period in 2012. The increases included higher professional expenses of approximately $3.3 million related to legal matters associated with the ongoing government investigation and our ongoing improvements to our FCPA compliance efforts, approximately $0.7 million related to legal matters associated with our MEDA arbitration and escrow claim on the NovaMed sellers; and approximately $1.0 million related to accounting matters associated with the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012 and matters involving consultation with the Securities and Exchange Commission related to one aspect of our accounting for one of our contracts, as well as higher general and administrative personnel-related costs.

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

Contingent Consideration:

As part of the acquisition of NovaMed, we would have been required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration was remeasured each quarter, and changes to the fair value were recorded to contingent consideration expense or gain. As of December 31, 2012, the fair value of the earn-out was determined to be $0, resulting in a gain of $15.4 million for the year ended December 31, 2012. Through September 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration was subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value that resulted in gains of $1.2 million and $2.1 million for the three-and six-month periods ended June 30, 2012. Our fair value estimates were based on a variety of factors that significantly fluctuated from period to period, including the likelihood that earn-out targets would be achieved and present value factors associated with the timing of the earn-out targets. The significant reduction in the valuation of the contingent consideration expense as of December 31, 2012 was primarily due to revenue and EBITDA (earnings before interest, depreciation and taxes) targets not being achieved and to the reduced probability of renewal relating to NovaMed’s product distribution agreements including, in particular, the target of renewing the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement was extended through December 31, 2013, a term less than five years.

Provision for Income Tax:

The provision for income tax relates to our foreign operations in China. The provision for income tax was $0.5 million for the three-month period ended June 30, 2013, compared to $1.3 million of expense for the three-month period ended June 30, 2012. The tax expense decreased $0.8 million for the three-month period, compared to the same period in 2012, as a result of lower taxable income. The provision for income tax relates to our foreign operations in China. The provision for income tax was $1.3 million for the six-month period ended June 30, 2013, compared to $2.1 million of expense for the six-month period ended June 30, 2012. The tax expense decreased $0.8 million for the six-month period, compared to the same period in 2012, as a result of lower taxable income. Our statutory tax rate in China was 25% in 2012 and 2013. We expect the provision for income tax to increase for the year ending December 31, 2013, compared to the year ended December 31, 2012, as we do not expect the tax benefits we recorded during 2012 related to the reversal of deferred tax liabilities, due to the impairment loss recorded on our intangible assets in 2012, to recur in 2013.

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

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the years presented (in thousands):

	As of	As of
	June 30, 2013	December 31, 2012
Cash, cash equivalents and investments	$78,018	$86,987

As of June 30, 2013, we had $78.0 million in cash, cash equivalents and investments of which $61.6 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US is held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations which may include in-licensing new products, particularly for China, and for potential acquisitions. We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the US, and accordingly, no US taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the US. Based on our current operating plan for the next 12 months, we do not anticipate the repatriation of cash and cash equivalents held by foreign subsidiaries, if any, would result in payment of US Federal taxes.

	Six Months Ended
	June 30,
	2013	2012
Cash (used in) provided by:
Operating activities	$(7,648)	$21,775
Investing activities	$(87)	$(864)
Financing activities	$(1,226)	$(6,031)

Net cash used in operating activities was $7.6 million for the six months ended June 30, 2013 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Such changes included an $8.8 million decrease in cash received from customers for accounts receivable related to an $18.0 million customer payment in transit as of June 30, 2013 that was subsequently received in July 2013. In addition, accounts receivable decreased as of June 30, 2013 compared to December 31, 2012 related to lower 2013 sales for the first half of 2013. As of June 30, 2013, we have accounts receivable totaling approximately $4.1 million which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $1.0 million. The customers have a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be. Inventory also decreased $2.2 million in the 2013 period, related to a planned reduction in inventory levels associated with the renewal of our ZADAXIN China import license. The changes also included a $1.0 million and $3.5 million decrease in accounts payable and accrued expenses, respectively, mainly related to payments for goods sold, manufacturing costs, legal and professional expenses, and clinical trial services.

Net cash provided by operating activities was $21.8 million for the six months ended June 30, 2012 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was $0.1 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively, and was related to the purchases of property and equipment.

Net cash used in financing activities was $1.2 million and $6.0 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, we used $2.5 million and $8.9 million to repurchase and retire 502,400 and 1,581,229 shares of our common stock under our stock repurchase program, respectively. For the six months ended June 30, 2013 and 2012, we also received $0.7 million and $2.9 million of proceeds, respectively, from the issuances of common stock made under our stock award plans. For the six months ended June 30, 2013, our subsidiary borrowed $0.6 million under its loan agreement with Shanghai Pudong Development Bank Co. Ltd.

There have been no material changes in our future contractual obligations during the three months ended June 30, 2013 compared to the disclosure in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In August 2013, our Board of Directors approved an increase of $10.0 million to the Company’s stock repurchase program, bringing the total authorized since the program’s inception in October 2011 to $50.5 million and the Board of Directors extended the program through December 31, 2014. Under this program, we repurchased and retired 502,400 shares at a cost of $2.5 million during the six months ended June 30, 2013 bringing the total repurchases since the program’s inception to approximately 6.0 million shares at a cost of $30.8 million through June 30, 2013. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

In August 2012, our subsidiary, NovaMed entered into a loan agreement with Shanghai Pudong Development Bank Co. Ltd to borrow up to 12.5 million renminbi (approximately $2.0 million as of June 30, 2013). As of June 30, 2013, there were 12.5 million renminbi ($2.0 million) in borrowings under the loan agreement. The loan agreement is secured by a $2.3 million letter of credit. We are required to maintain $2.3 million of cash in a restricted bank account to secure the letter of credit. The loan agreement bears interest on borrowed funds at 7.5% and expires on August 29, 2013. Any amounts borrowed must be repaid by the expiration date. We anticipate the full repayment of this loan by August 29, 2013, and we intend to enter into a new facility later this year.

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

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contract, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met. In certain arrangements, we are required to return or refund a portion of promotion services fees received during interim periods from pharmaceutical customers if defined annual sales targets are not achieved. Under our agreements with these customers, if the agreement is terminated, and provided such targets have been met on a “pro rata” basis at the date of contract termination, we are entitled to retain the amounts paid. Due to these contractual provisions, we recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.” The amount of revenue recognized during the three- and six-month periods under this method that is potentially subject to refund is $1.7 million and $3.9 million, respectively. If we achieve the defined annual sales targets, these amounts will not be refunded.

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended June 30, 2013 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the Company’s Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, the Company disclosed, among other things, a non-cash impairment loss to fully write down the value of intangible assets recorded as part of the NovaMed acquisition; a remeasurement of the valuation of the contingent consideration expense recorded as part of the NovaMed acquisition; a significant increase in ZADAXIN channel inventory levels; and internal control issues primarily within the NovaMed organization that was concluded to represent a material weakness in internal control over financial reporting. Following our disclosure of these items, the Company received a subpoena from the SEC requesting documents related to these and various other matters regarding the NovaMed acquisition and the Company’s operations in China. After review of the subpoena, and in order to respond to inquiries from the DOJ and SEC and to determine if any wrong-doing occurred, the Audit Committee determined to undertake an independent investigation as to additional matters, including but not limited to our acquisition of NovaMed and FCPA matters, including certain sales and marketing expenses.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $2.2 million and $20.9 million, for the six-months ended June 30, 2013 and 2012, respectively, we reported a net loss of $2.0 million for the three-months ended June 30, 2013. In addition, we have experienced significant operating losses in the past, and as of June 30, 2013, we had an accumulated deficit of approximately $135 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and DOJ investigations, our efforts to cooperate with the investigations and events related to pending litigation;

•

government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the US and other foreign countries, including the effect of government initiatives in China, particularly actions intended to reduce pharmaceutical prices such as the reduction in the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

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

Our acquisition of NovaMed involves a number of risks. Although we believe we have substantially completed the integration there are some challenges that still could affect us and we have not realized all the anticipated benefits of the acquisition. We may acquire other companies or products that present similar risks.

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

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China. The China government recently imposed price restrictions on ZADAXIN, Aggrastat and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. As a result of additional product sales resulting from the NovaMed acquisition in 2011, we expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the six months ended June 30, 2013, approximately 96% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the National Development and Reform Commission (“NDRC”) and provincial agencies pricing reform.

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

We face risks related to the potential outcomes of the SEC and DOJ investigations regarding FCPA compliance and other matters, including potential penalties, substantial expense, the use of significant management time and attention, and changes in our marketing and sales practices that could affect our ability to generate revenue, any of which could adversely affect our business.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected. As of June 30, 2013, we have accounts receivable totaling approximately $4.1 million which are substantially delinquent and which we are actively trying to collect. The customers have a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

In January 2013, our promotion agreement with Sanofi was renewed until December 31, 2013 under the same terms as previously negotiated. Revenues for 2011 and 2012 related to our agreement with Sanofi were approximately $19.7 million and $30.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. In June 2013, we renewed our promotion agreement with Baxter for a 5 year term, through December 2017. Our other significant promotion agreement with Pfizer will be expiring August 31, 2013 unless renewed, extended or renegotiated. Revenues for 2011 and 2012 related to our agreement with Pfizer were approximately $5.5 million and $8.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of the oncology products Adriamycin and Daunoblastina for Pfizer, and the primary care product, Perenan, for Sanofi. Revenues related to these products were approximately $2.7 million and $1.5 million in 2011 and 2012, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. Terminations or failures to renew these or any other agreement as to some or all of the products covered by the agreement could result in a decline in revenue and to other costs including restructuring charges if a resulting revenue decline required us to reduce costs.

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

We may need to obtain additional funding to support our long-term product development and commercialization programs. *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. In November and May 2012, we announced that our Board of Directors has approved increases in our share repurchase program that authorizes the Company to repurchase up to a total of $40.5 million of its outstanding common stock. As of June 30, 2013, $9.9 million of the $40.5 million remained available under the repurchase program for future share repurchases. Subsequent to June 30, 2013, the Company’s Board of Directors approved an increase of $10.0 million to our stock repurchase program, bringing the total authorized to $50.5 million and extended the program through December 31, 2014. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products and products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended June 30, 2013 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2013 through June 30, 2013	—	—	—	$9,880

Total	—	—	—

(1)

“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects the $40.5 million total authorized since the program’s inception in October 2011, less the $30.6 million we repurchased through June 30, 2013. Subsequent to June 30, 2013, our Board of Directors approved an increase of $10.0 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception to $50.5 million and as of August 7, 2013 the total remaining available for repurchase was $19.9 million. Our Board of Directors also extended the stock repurchase program through December 31, 2014.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1(1) *	Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.2(1)**	Stay Bonus Agreement by and between Gary Titus and SciClone Pharmaceuticals, Inc. effective January 16, 2013.

10.3(2)**	Employment Agreement with Hong Zhao, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.4(2)**	Change in Control Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.5(2)**	Executive Severance Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.6(2)**	Sign On Bonus Letter, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.7(2)**	Stay Bonus Agreement by and between Stephanie Wong and SciClone Pharmaceuticals, Inc. effective April 3, 2013.

10.8(3)**	Employment Agreement with Wilson W. Cheung effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.9(3)**	Change in Control Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.10(3)**	Executive Severance Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.11(3)*	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.

10.12(3)*	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.

31.1(3)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(3)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three- six months ended June 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six-Months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 1, 2013.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2013.
(3)	Filed Herewith.
*	Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: August 9, 2013	/s/ Friedhelm Blobel, Ph.D.
Friedhelm Blobel, Ph.D.
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
Exhibit Number	Description

10.1(1) *	Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.2(1)**	Stay Bonus Agreement by and between Gary Titus and SciClone Pharmaceuticals, Inc. effective January 16, 2013.

10.3(2)**	Employment Agreement with Hong Zhao, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.4(2)**	Change in Control Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.5(2)**	Executive Severance Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.6(2)**	Sign On Bonus Letter, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.7(2)	Stay Bonus Agreement by and between Stephanie Wong and SciClone Pharmaceuticals, Inc. effective April 3, 2013.

10.8(3)**	Employment Agreement with Wilson W. Cheung effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.9(3)**	Change in Control Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.10(3)**	Executive Severance Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.11(3)*	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.

10.12(3)*	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.

31.1(3)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(3)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three- six months ended June 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six-Months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 1, 2013.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2013.
(3)	Filed Herewith.
*	Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.
**	Management compensatory plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.