Form 10-Q
period 2013-09-30
SCICLONE PHARMACEUTICALS INC
filed 2013-11-12
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, 53,127,501 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$89,082	$84,228
Accounts receivable, net of allowance of $2,177 and $1,169 as of September 30, 2013 and December 31, 2012, respectively	35,401	38,109
Inventories	9,850	10,424
Restricted cash and investments	75	2,759
Prepaid expenses and other current assets	1,614	1,809

Total current assets	136,022	137,329
Property and equipment, net	866	1,377
Deferred tax assets	368	369
Goodwill	34,992	34,313
Other assets	589	683

Total assets	$172,837	$174,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,957	$7,787
Accrued and other current liabilities	20,569	21,427
Deferred tax liabilities	382	153
Short-term borrowings on loan facility	—	1,445

Total current liabilities	24,908	30,812
Other long-term liabilities	5	237
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,907,611 and 54,484,053 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	53	54
Additional paid-in capital	277,445	274,387
Accumulated other comprehensive income	3,745	2,988
Accumulated deficit	(133,319)	(134,407)

Total stockholders’ equity	147,924	143,022

Total liabilities and stockholders’ equity	$172,837	$174,071

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues:
Product sales, net	$25,273	$32,137	$67,489	$98,584
Promotion services	9,953	8,556	26,835	24,546

Total net revenues	35,226	40,693	94,324	123,130
Operating expenses:
Cost of product sales	3,808	5,474	11,631	16,670
Sales and marketing	16,498	17,063	41,966	52,207
Amortization of acquired intangible assets, related to sales and marketing	—	879	—	2,645
Research and development	550	864	6,321	5,750
General and administrative	8,238	5,673	24,792	14,089
Intangible asset impairment	—	42,728	—	42,728
Contingent consideration (Note 3)	—	(12,773)	—	(14,860)

Total operating expenses	29,094	59,908	84,710	119,229
Income (loss) from operations	6,132	(19,215)	9,614	3,901
Non-operating income (expense):
Interest and investment income	31	28	62	73
Interest and investment expense	(13)	(57)	(95)	(167)
Other income (expense), net	2,711	(7)	2,775	(22)

Income (loss) before provision for income tax	8,861	(19,251)	12,356	3,785
Provision (benefit) for income tax	153	(6,090)	1,428	(3,947)

Net income (loss)	$8,708	$(13,161)	$10,928	$7,732

Basic net income (loss) per share	$0.16	$(0.23)	$0.20	$0.14
Diluted net income (loss) per share	$0.16	$(0.23)	$0.20	$0.13

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$8,708	$(13,161)	$10,928	$7,732
Other comprehensive income, net of income tax:
Available-for-sale securities:
Unrealized gain and foreign currency translation arising during the period on foreign currency denominated available-for-sale securities	—	9	—	9
Reclassification adjustment for losses included in net income	77	—	71	—

Net change	77	9	71	9
Foreign currency translation	432	695	686	341

Total other comprehensive income	509	704	757	350

Total comprehensive income (loss)	$9,217	$(12,457)	$11,685	$8,082

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$10,928	$7,732
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash expense related to stock-based compensation	3,208	3,199
Non-cash escrow share settlement	(1,865)	—
Provision for losses on accounts receivable	1,046	—
Depreciation and amortization	645	3,246
Intangible asset impairment	—	42,728
Loss on maturity of available-for-sale investment	75	—
Loss on disposal of fixed assets	14	—
Change in fair value of contingent consideration	—	(14,860)
Deferred income taxes	219	(7,109)
Other long-term liabilities	(233)	(199)
Changes in operating assets and liabilities:
Accounts receivable, net	1,779	3,032
Inventories	668	3,729
Prepaid expenses and other assets	343	565
Accounts payable	(3,874)	(3,703)
Accrued and other current liabilities	(1,112)	2,592

Net cash provided by operating activities	11,841	40,952
Investing activities:
Proceeds from the maturity of available-for-sale investment	379	—
Purchases of property and equipment	(137)	(1,036)

Net cash provided by (used in) investing activities	242	(1,036)
Financing activities:
Repurchase of common stock including commissions	(9,842)	(18,465)
Repayment of credit facility	(2,027)	(2,500)
Decrease (increase) in restricted cash related to loan facility	2,300	(2,300)
Borrowing on short-term loan	567	—
Proceeds from issuances of common stock	1,648	3,250

Net cash used in financing activities	(7,354)	(20,015)
Effect of exchange rate changes on cash and cash equivalents	125	(12)

Net increase in cash and cash equivalents	4,854	19,889
Cash and cash equivalents, beginning of period	84,228	66,654

Cash and cash equivalents, end of period	$89,082	$86,543

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Customer Concentration

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For the Company’s proprietary product ZADAXIN®, the Company manufactures its product using its US and European contract manufacturers, and it generates its product sales revenue through sales of ZADAXIN products to Sinopharm Lingyun Biopharmaceutical (Shanghai) Co. Ltd. (“Sinopharm”). Sinopharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. The Company’s ZADAXIN sales occur when the importer purchases product from the Company, without any right of return except for damaged product or quality control issues and after passage of title and risk of loss are transferred to Sinopharm at the time of shipment. After the Company’s sale, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier local or regional distributors who, in turn, sell products to hospitals and pharmacies. The Company’s other product sales revenues result from the sale of the Company’s in-licensed products to importing agents and distributors.

Promotion services revenues result from fees received for exclusively promoting products for certain pharmaceutical partners. These importing agents, distributors and partners are the Company’s customers. Customers that exceed 10% of the Company’s total net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Customer A	68%	56%	68%	56%
Customer B	26%	20%	26%	19%
Customer C	—	13%	—	16%

As of September 30, 2013, approximately $35.6 million, or 95%, of the Company’s accounts receivable were attributable to three customers in China. The Company generally does not require collateral from its customers.

Accounts Receivable

Receivable Reserve. The Company records a receivable reserve based upon a specific review of its overdue invoices. The Company’s estimate for a reserve is determined after considering its existing contractual payment terms, payment patterns of its customers and individual customer circumstances, the age of any outstanding receivables and its current customer relationships. As of September 30, 2013, the Company recorded a receivable reserve of approximately $2.1 million related to gross accounts receivable of $4.1 million involving two customers who are part of the same affiliated group. As of December 31, 2012, the Company recorded a receivable reserve of approximately $1.0 million related to gross accounts receivable from one customer of $3.5 million. The Company increased the accounts receivable reserve as of September 30, 2013 as a result of continual negotiations that indicate the accounts receivable balance may be only partially recoverable. The receivable reserve reflects the Company’s best estimate of the ultimate collection, though actual collections may vary and the Company continues to pursue the full amount of the accounts receivables.

Reserve for Product Returns. The Company maintains a reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired product or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of September 30, 2013 and December 31, 2012, the Company had estimated a product returns reserve of $0 and $0.1 million, respectively, on its consolidated balance sheets related to sales of oncology products and Aggrastat®.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company recognizes product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to Sinopharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) products, from the date of the acquisition of the NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”) subsidiary in April of 2011 into October 2012, were based on the “sell-through” method as the Company’s distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. The Company did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period; therefore, the Company applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized upon receipt of cash from the distributor. On October 21, 2012, the Company amended the agreement with the distributor which amendment removed any contingent payment terms. Prior to the amendment, the agreement allowed for delayed payment based on the timing of sales from the distributor to the next tier customer. The amendment changed the payment terms to 60 days, thus ensuring that the distributor could not withhold payment until after the distributor received payment upon sale of product to its next tier customer. The combination of the revised payment terms, together with all of the other contractual restrictions on the distributor (e.g., no return rights or other terms that may raise question as to whether or not they had taken title and assumed “risk of loss”), permitted revenue to be recognized on a “sell-in” basis upon the amendment. Therefore, from October 21, 2012 onward, the “sell-in” method was used by the Company for recognition of related revenue. All other product sales are also recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contract, which marks the period when marketing and promotion services have been rendered and the revenue recognition criteria are met. In certain arrangements, the Company is required to return or refund a portion of promotion services fees received during interim periods from pharmaceutical customers if defined annual sales targets are not achieved. Under the Company’s agreements with these customers, if the agreement is terminated, and provided such targets have been met on a “pro rata” basis at the date of contract termination, the Company is entitled to retain the amounts paid. Due to the ability to retain amounts paid upon contract termination, provided applicable targets have been met on a “pro rata” basis at any interim date, we elected to recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.” The amount of revenue recognized during the three- and nine-month periods ended September 30, 2013 under this method that is potentially subject to refund if the Company does not achieve the defined annual sales targets through the fourth quarter of fiscal 2013 is $2.3 million and $6.2 million, respectively. If the Company achieves the defined annual sales targets, these amounts will not be refunded.

Inventories

Inventories consist of raw materials, work in progress and finished goods products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. For the three- and nine-month periods ended September 30, 2013, the Company has not recorded any write-down related to inventory.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, restricted stock units (“RSUs”) and the employee stock purchase plan using the treasury stock method. For the three months ended September 30, 2012, the impact of stock options, RSUs and the employee stock purchase plan were not included in the computation of diluted net loss per share because the inclusion would provide an anti-dilutive effect.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$8,708	$(13,161)	$10,928	$7,732
Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	53,591	56,617	53,931	57,184
Effect of dilutive securities	1,479	—	1,399	1,977

Weighted-average shares outstanding used to compute diluted net income (loss) per share	55,070	56,617	55,330	59,161

Basic net income (loss) per share	$0.16	$(0.23)	$0.20	$0.14
Diluted net income (loss) per share	$0.16	$(0.23)	$0.20	$0.13

For the three months ended September 30, 2013, outstanding stock options and RSUs for 3,187,073 shares were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended September 30, 2013, shares subject to market or performance conditions of 12,500 were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met. For the three months ended September 30, 2012, outstanding stock options and RSUs for 5,298,836 shares, were not included in the computation of diluted net loss per share because the inclusion would provide an anti-dilutive effect. In addition, for the three months ended September 30, 2012, shares subject to market or performance conditions of 112,500 were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met and the inclusion would provide an anti-dilutive effect.

For the nine months ended September 30, 2013 and 2012, outstanding stock options and RSUs for 3,329,853, and 3,272,577 shares, respectively, were excluded from the calculation of diluted net income (loss) per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the nine months ended September 30, 2013 and 2012, shares subject to market or performance conditions of 12,500 and 126,113 respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

New Accounting Standard

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (“ASU 2013-11”). With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. The Company plans on adopting this guidance commencing in 2014 on a prospective basis. The Company does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

2.	Available-for-Sale Investments

The following is a summary of available-for-sale investments as of (in thousands):

	September 30, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$75	$—	$—	$75
Money market funds	35,506	—	—	35,506

Total available-for-sale investments	$35,581	$—	$—	$35,581

	December 31, 2012
			Unrealized
			Losses for
	Amortized	Unrealized	More Than	Estimated
	Cost	Gains	12 Months	Fair Value
Certificate of deposit	$75	$—	$—	$75
Money market funds	43,505	—	—	43,505
Restricted Italian state bonds maturing in 2013	451	—	(67)	384

Total available-for-sale investments	$44,031	$—	$(67)	$43,964

The Company realized $0.1 million in losses related to the maturity of its Italian state bonds for the three- and nine-month periods ended September 30, 2013.

The cost of securities sold is based on the specific identification method.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2013 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
Certificate of deposit	$—	$75	$—	$75
Money market funds	35,506	—	—	35,506

Total	$35,506	$75	$—	$35,581

	Fair Value Measurements as of December 31, 2012 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Certificate of deposit	$—	$75	$—	$75
Money market funds	43,505	—	—	43,505
Restricted Italian state bonds	384	—	—	384

Total	$43,889	$75	$—	$43,964

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

The fair value of the earn-out was re-measured each period, and changes in the fair value were recorded to “contingent consideration” in operating expenses. As of December 31, 2012, the earn-out was determined to be zero. Through September, 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration was subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value. As of September 30, 2012, the Company estimated the fair value of the contingent consideration to be $0.6 million, resulting in a non-cash gain of $12.8 million and $14.9 million for the three- and nine-month periods ended September 30, 2012. The significant unobservable inputs used in the fair value measurement of the contingent consideration were revenue volatility of 40%; revenue discount rate of 20%; risk free rate of 0.13%; earn-out discount rate, including counterparty risk of 5%; estimates of projected revenues and earnings before taxes; and other assumptions regarding customer conditions, and probability of change of control and employment termination considerations. Significant changes in the estimated revenues, earnings before taxes, customer conditions, and revenue volatility would have resulted in changes in the fair value measurement. Generally, a change in the assumptions used for the revenue discount rate was accompanied by a change in the fair value of the contingent consideration.

The following represented the change in the estimated fair value of the contingent consideration (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Contingent Consideration:
Balance at beginning of period	$—	$13,325	$—	$15,400
Foreign currency translation	—	10	—	22
Change in the estimated fair value of the contingent consideration liability	—	(12,773)	—	(14,860)

Balance at end of period	$—	$562	$—	$562

Refer also to Note 10 regarding the escrow settlement agreement with former stockholders of NovaMed.

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$2,953	$3,184
Work in progress	872	904
Finished goods	6,025	6,336

	$9,850	$10,424

Included in the Company’s inventory as of September 30, 2013 and December 31, 2012, was $2.8 million and $2.3 million, respectively, in inventory held at distributors related to products sold by its NovaMed subsidiary.

5.	Loan Agreement

The Company’s loan agreement for 12.5 million renminbi (approximately $2.0 million) with Shanghai Pudong Development Bank Co. Ltd. expired August 29, 2013. All amounts borrowed were repaid by the expiration date. The loan bore interest on borrowed funds at 7.5%. For the three and nine months ended September 30, 2013, the Company paid interest of approximately $7,000 and $0.1 million, respectively, related to this loan agreement. For the three and nine months ended September 30, 2012, the Company paid no interest related to this loan agreement.

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accrued sales and marketing expenses	$7,716	$9,051
Accrued taxes, tax reserves and interest	5,453	4,410
Accrued compensation and benefits	2,558	3,232
Accrued professional fees	2,206	1,570
Other	2,636	3,164

	$20,569	$21,427

7.	Accumulated Other Comprehensive Income (Loss)

The tables below present the change in accumulated other comprehensive income (loss) by component and reclassifications out of accumulated other comprehensive income (loss) (in thousands).

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of July 1, 2013	$3,309	$(73)	$3,236
Other comprehensive income (loss) before reclassifications	436	(4)	432
Amounts reclassified out of accumulated other comprehensive income (loss) to other income (expense), net	—	77	77

Net current-period other comprehensive income	436	73	509

Balances as of September 30, 2013	$3,745	$—	$3,745

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of January 1, 2013	$3,055	$(67)	$2,988
Other comprehensive income (loss) before reclassifications	690	(4)	686
Amounts reclassified out of accumulated other comprehensive income (loss) to other income (expense), net	—	71	71

Net current-period other comprehensive income	690	67	757

Balances as of September 30, 2013	$3,745	$—	$3,745

8.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales and marketing	$321	$353	$875	$969
Research and development	42	71	74	249
General and administrative	582	739	2,259	1,981

	$945	$1,163	$3,208	$3,199

Stock Options

During the nine months ended September 30, 2013, the Company granted options to purchase a total of 1,564,500 shares of common stock and options to purchase 564,155 shares of common stock were exercised. As of September 30, 2013, there was approximately $4.9 million of unrecognized compensation expense cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average remaining period of approximately 2.70 years.

The Company has granted a total of 112,500 shares under three performance-based options awards to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the performance-based awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected term of 4.95-5.22 years, volatility factor of 61.74-64.65%, and risk free interest rates of 0.95-1.49%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. If it is subsequently determined that the performance goal is not probable of achievement, the expense related to the performance-based option is reversed. For the three-month period ended September 30, 2013 and 2012, the Company recognized approximately $37,000 and ($69,000), respectively, of expense (benefit) related to performance-based options. For the nine-month period ended September 30, 2013 and 2012, the Company recognized approximately $37,000 and ($7,000), respectively, of expense (benefit) related to performance-based options.

RSUs

During the nine months ended September 30, 2013, 170,000 RSUs were granted and 37,932 RSUs vested and were released. As of September 30, 2013, there was approximately $0.9 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 1.56 years.

Repurchase of Common Stock

In August 2013, the Company’s Board of Directors approved an increase of $10.0 million to the existing $40.5 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to $50.5 million. In addition, the Board of Directors approved extending the repurchase program through December 31, 2014. The Company repurchased and retired 1,349,090 and 1,851,490 shares at a cost of $7.3 million and $9.8 million during the three- and nine-month periods ended September 30, 2013. As of September 30, 2013, $12.3 million of the $50.5 million share repurchase program authorized by the Board of Directors was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

9.	Licensing Agreements

Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”)

On May 13, 2013, the Company, through a designated affiliate, entered into a framework agreement with Zensun for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The Zensun agreement provides the principal terms of the arrangement. The Company is now developing a supplemental license and supply agreement with Zensun.

Subject to certain conditions, the Company has agreed to make payments of up to $18.5 million to Zensun, consisting of an upfront payment amount and further amounts upon the achievement of certain milestones, including the approval of a new drug application for Neucardin™, the granting of a manufacturing license, good manufacturing practices certificate and drug approval number in China. The Company has agreed under certain conditions to make milestone payments to Zensun of $10 million if approval is received for a new device to deliver Neucardin™ and up to $25 million if approval is received for the use of Neucardin™ in additional indications. In addition, the Company has agreed, subject to the entry into mutually acceptable definitive agreements and the satisfaction of certain conditions, to provide a collateralized loan to Zensun of up to approximately $12.0 million. The Company anticipates funding approximately $2.3 million of the loan in the fourth quarter of 2013. Zensun is required to refund and return the upfront payment it received from the Company if Zensun terminates the agreement for failure of the Company to fund all or some of the loan to Zensun. Zensun will be responsible for manufacture of the product and the Company has agreed to purchase the product exclusively from Zensun for the duration of the agreement.

Taiwan Liposome Company (“TLC”)

In June 2013, the Company entered into an agreement with TLC granting the Company a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (“PAD”) and other indications. Under the terms of the agreement, TLC will be responsible for the continued development, including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and the Company will be responsible for all aspects of commercialization including pre-and post-launch activities. ProFlow has been submitted to the CFDA for approval, and it is expected that some additional clinical testing may be required prior to approval. Financial terms of the agreement include clinical and regulatory milestone payments and sales milestone payments up to an aggregate of $39.5 million. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and the Company is completing a supplemental license and supply agreement with TLC.

For the three- and nine-months ended September 30, 2013, the Company recorded upfront payments totaling $0 and $5.0 million, respectively, in research and development expense related to its licensing arrangements with TLC and Zensun.

10.	Escrow Settlement Agreement

On October 16, 2012, the Company made a claim against the former stockholders of NovaMed pursuant to the acquisition agreement relating to our acquisition of NovaMed. As a result of the Company’s claim, approximately $1.4 million in cash that was held in escrow and 622,363 shares of the Company’s common stock that was held in escrow were not released to the former NovaMed stockholders pending the outcome of the Company’s claim. The claim related to damages the Company incurred as a result of misrepresentations made by NovaMed regarding various matters, including the estimated product return reserves for Aggrastat product on the date of the acquisition, and related expenses and damages. On July 8, 2013, the Company and the representatives of the former stockholders of NovaMed entered into a Confidential “Escrow Settlement Agreement” pursuant to which the Company retained approximately $0.8 million in cash and 342,300 shares of its common stock, having a combined value of approximately $2.6 million on the settlement date that was recorded to other income during the three- and nine-month periods ended September 30, 2013. As of September 30, 2013, the Company has canceled and retired the shares.

11.	Contingencies and Commitments

Legal Matters

The Company is a party to various legal proceedings and subject to government investigations, as noted in this section below. All legal proceedings and any government investigations are subject to inherent uncertainties, unfavorable rulings or other adverse events which could occur. Unfavorable outcomes could include substantial monetary damages or awards, injunctions or other remedies, and if any of these were to occur, the possibility exists for a material adverse impact on our business, results of operations, financial position, and overall trends. The Company might also conclude that settling one or more such matters is in the best interests of its stockholders and our business, and any such settlement could include substantial payments. However, the Company has not reached this conclusion with respect to any particular matter at this time.

On August 5, 2010, SciClone was contacted by the SEC and advised that the SEC has initiated a formal, non-public investigation of SciClone, and the SEC issued a subpoena to SciClone requesting a variety of documents and other information including, but not limited to, potential payments or transfers of anything of value to regulators and government-owned entities in China, bids or contracts with state or government-owned entities in China, any joint venture partner, intermediary or local agent of the Company in China, the Company’s ethics and anti-corruption policies, training, and audits, and certain company financial and other disclosures. On August 6, 2010, the Company received a letter from the US Department of Justice (“DOJ”) indicating that the DOJ was investigating Foreign Corrupt Practices Act (“FCPA”) issues in the pharmaceutical industry generally, and that the DOJ had information about the Company’s practices suggesting possible violations. The Company received a further subpoena from the SEC in the fourth quarter of fiscal 2012 on additional matters including, but not limited to, matters related to our acquisition of NovaMed and FCPA matters, and certain sales and marketing expenses.

In response to these matters, the Company’s Board of Directors appointed a Special Committee of independent directors (the “Special Committee”) to oversee the Company’s response to the government inquiry. The Special Committee has undertaken independent investigations as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred. The Company will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. Accordingly, the Company is unable to reasonably estimate the potential loss or range of loss that may be incurred related to the SEC/DOJ investigations. Any fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially impact the Company’s financial statements. The Company will continue to reassess the potential liability related to the investigations and adjust its estimates accordingly in future periods.

NovaMed is a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. As provided in the agreement, disputes, including disputes regarding termination, must be resolved in binding arbitration. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On October 10, 2012, MEDA filed an initial response and counterclaim with CIETAC claiming MEDA’s termination was valid and demanding the transfer of certain information and rights, as well as demanding the award of damages, including attorneys’ fees in an unspecified amount. On April 16, 2013, MEDA filed a further response stating their claims and facts in support of their initial response and counterclaim. A hearing on the merits of the matter was held in August 2013 in Shanghai. The Arbitral Panel has made a number of procedural and preliminary decisions, but the dispute has not been resolved and the arbitration proceeding is continuing. Given the procedural process and the nature of this case, the Company is unable to make a reasonable estimate of the potential gain or loss or range of gain or losses, if any, that might arise from this matter.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al, Case No. CIV520331. The lawsuit alleges, based on the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file consolidated financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company and other defendants have filed motions to dismiss the complaint. A hearing on the motions to dismiss is currently scheduled for November 15, 2013. Given the procedural process and the nature of this case, including that a motion to dismiss has been filed, the Company is unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of September 30, 2013, the Company did not have any material unmet purchase obligations.

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income (loss) for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Operating loss for the Rest of the World segment includes the change in the fair value of the contingent consideration and all research and development expense for the Company’s SCV-07 trial, which was discontinued in the first quarter of 2012. Operating loss for the China segment includes upfront payments totaling $5.0 million related to the Company’s licensing arrangements with TLC and Zensun. Non-operating income for the Rest of the World segment includes the escrow settlement of $2.6 million.

Summary information by operating segment for the three- and nine-month periods ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
China	$33,968	$39,682	$90,949	$120,548
Rest of the World (including the US and Hong Kong)	1,258	1,011	3,375	2,582

Total net revenues	$35,226	$40,693	$94,324	$123,130
Income (loss) from operations:
China	$9,873	$(29,427)	$23,831	$(1,415)
Rest of the World (including the US and Hong Kong)	(3,741)	10,212	(14,217)	5,316

Total income (loss) from operations	$6,132	$(19,215)	$9,614	$3,901
Non-operating income (expense):
China	$152	$(39)	$197	$(113)
Rest of the World (including the US and Hong Kong)	2,577	3	2,545	(3)

Total non-operating income (expense)	$2,729	$(36)	$2,742	$(116)
Income (loss) before provision for income tax:
China	$10,025	$(29,466)	$24,028	$(1,528)
Rest of the World (including the US and Hong Kong)	(1,164)	10,215	(11,672)	5,313

Total income (loss) before provision for income tax	$8,861	$(19,251)	$12,356	$3,785

Long-lived assets as of September 30, 2013 by operating segment are as follows (in thousands):

China	$36,013
Rest of the World (including the US and Hong Kong)	434

$36,447

13.	Subsequent Events

Stock Repurchases: The Company repurchased and retired 274,383 shares at a cost of $1.4 million from October 1, 2013 through November 10, 2013 under its share repurchase program. As of November 10, 2013, $11.0 million of the total $50.5 million was available for future share repurchase.

Sanofi Aventis S.A. (“Sanofi”) Promotion Agreement: The promotion agreement with Sanofi expires on December 31, 2013. The Company attempted to negotiate an extension of that agreement, but on October 14, 2013 was informed by Sanofi that it would not be renewing the agreement. Revenues for 2011, 2012, and for the nine months ended September 30, 2013 related to our agreement with Sanofi were approximately $19.7 million, $30.8 million, and $25.0 million, respectively. Per the Sanofi agreement, the Company is required to return or refund a portion of promotion services fees received during interim periods from them if defined annual sales targets are not achieved. The Company has recognized revenue during interim periods without reduction for amounts subject to refund provided such targets were met on a “pro rata” basis at interim dates. The amount of revenue recognized during the three- and nine-month periods under this method that is potentially subject to refund is $2.3 million and $6.2 million, respectively. The Company expects Sanofi revenue in the fourth quarter of 2013 to be lower than expected related to the wind-down of our services with them. If the Company does not achieve the defined annual sales targets through the fourth quarter of fiscal 2013, depending on the cause of any shortfall, a negotiation or dispute with Sanofi could occur as to whether a portion of the Company’s previously recorded promotion fees are refundable. The Company may also incur additional costs, primarily in the fourth quarter of 2013, as the Company reorganizes its business.

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

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) and Correvio LLC. ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. Aggrastat®, an intervention cardiology product launched in China in 2009, is an in-licensed product with higher margins than the products we promote under services agreements and we anticipate revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products under services agreements with certain pharmaceutical partners, including Baxter International, Inc. (“Baxter”) in China. We refer to these agreements as promotion agreements, service agreements and distribution contract rights agreements. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margin for us.

In January 2013, our promotion agreement with Sanofi was renewed until December 31, 2013 under the same terms as previously negotiated. Revenues for 2011, 2012 and for the nine months ended September 30, 2013 related to our agreement with Sanofi were approximately $19.7 million, $30.8 million, and $25.0 million, respectively. On October 14, 2013, we received notice from Sanofi that it would not negotiate further regarding an extension, and as a result, our promotion services agreement with Sanofi will terminate at the end of its term, on December 31, 2013. Per the Sanofi agreement, we are required to return or refund a portion of promotion services fees received during interim periods from them if defined annual sales targets are not achieved. We have recognized revenue during interim periods without reduction for amounts subject to refund provided such targets were met on a “pro rata” basis at interim dates. The amount of revenue recognized during the three- and nine-month periods under this method that is potentially subject to refund is $2.3 million and $6.2 million, respectively. We expect Sanofi revenue in the fourth quarter of 2013 to be lower than expected related to the wind-down of our services with them. If we do not achieve the defined annual sales targets through the fourth quarter of fiscal 2013, depending on the cause of any shortfall, a negotiation or dispute with Sanofi could occur as to whether a portion of our previously recorded promotion fees are refundable. In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. Our other significant promotion agreement is with Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) and is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2011 and 2012 related to our agreement with Pfizer were approximately $5.5 million and $8.8 million, respectively. We are actively negotiating renewal or extension of this agreement.

We are pursuing additional promotion service agreements to generate additional revenue. At the same time, we continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of certain products including certain oncology products for Pfizer. Revenues related to these discontinued products were approximately $2.7 million and $1.5 million in 2011 and 2012, respectively. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. If on the other hand our efforts to renegotiate result in better terms, there may be a positive impact on our revenues and profitability.

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

We continue to seek in-licensing arrangements for approved or late-stage branded, well-differentiated products which if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues. In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012.

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. ProFlow has been submitted to CFDA for approval, and it is expected that some additional clinical testing may be required prior to approval. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and the companies are completing a supplemental license and supply agreement.

We believe that these licensing agreements for Neucardin and ProFlow provide us the opportunity to use our considerable sales and marketing expertise to expand our product portfolio with differentiated, high-quality products that have significant therapeutic advantages and near-term commercial potential, and that can contribute to our long-term growth.

ZADAXIN Inventories and Sales

ZADAXIN revenues for the three months ended September 30, 2013 increased $3.2 million or 15% from the prior quarter, but were lower compared to the same period in 2012. We believe ZADAXIN channel inventory has returned to and remains at normal levels.

During the third quarter and particularly in September 2012, we estimate there was a substantial increase in ZADAXIN channel inventory levels, and we believe that sales to our customers, importers and distributors exceeded the pace at which they were able to sell ZADAXIN through to hospital pharmacies and other parties, resulting in lower commercial sales to our importer in the fourth quarter of 2012 and nine months ended September 30, 2013. We believe that we will continue to see increases in hospital demand for ZADAXIN in the future through increased penetration in the market. We believe ZADAXIN revenues for the fourth quarter of 2013 will increase compared to the third quarter of 2013, although we anticipate ZADAXIN revenues for the full year 2013 will be lower than ZADAXIN revenues for 2012.

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

Refer to Part I, Item 1 “Notes to Unaudited Condensed Consolidated Financial Statements” Note 11 “Contingencies and Commitments” and Part II, Item 1 “Legal Proceedings” in this Form 10-Q for further information regarding the investigation and remedial measures, and related litigation.

We believe our cash, cash equivalents, and investments as of September 30, 2013 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Product Sales	$25,273	$32,137	-21%	$67,489	$98,584	-32%
Promotion Services	9,953	8,556	16%	26,835	24,546	9%

Total Net Revenues	$35,226	$40,693	-13%	$94,324	$123,130	-23%

Product sales were $25.3 million for the three-month period ended September 30, 2013, compared to $32.1 million for the corresponding period in 2012, a decrease of $6.9 million, or 21%. ZADAXIN sales were $25.0 million for the three-month period ended September 30, 2013, compared to $31.2 million for the corresponding period of 2012, a decrease of $6.2 million. The decrease in ZADAXIN revenue for the three-month period ended September 30, 2013, compared to same period in the prior year was substantially all attributable to a decrease in unit sales. The additional decrease of $0.7 million primarily related to our discontinued sales of Daunoblastina® and Adriamycin® and weaker demand for certain other oncology products. Product sales were $67.5 million for the nine-month period ended September 30, 2013, compared to $98.6 million for the corresponding period in 2012, a decrease of $31.1 million, or 32%, for the nine-months ended September 30, 2013, compared to the same period in the prior year. ZADAXIN sales were $65.8 million for the nine-month period ended September 30, 2013, compared to $91.4 million for the corresponding period of 2012, a decrease of $25.6 million. The decrease in ZADAXIN revenue for the nine-month period ended September 30, 2013, compared to same period in the prior year was substantially all attributable to a decrease in unit sales. The additional decrease of $5.5 million related to weaker demand for certain oncology and Aggrastat products.

We believe our product revenues in the fourth quarter of 2012 and the first three quarters of 2013 were adversely affected by the increase in channel inventory we experienced in the third quarter of 2012. We believe channel inventory has returned to and remains at normal levels.

Promotion services revenue was $10.0 million, for the three-month period ended September 30, 2013, compared to $8.6 million for the corresponding period in 2012, and related to the distribution of products under promotional contracts. Promotion services revenue was $26.8 million, for the nine-month period ended September 30, 2013, compared to $24.5 million for the corresponding period in 2012. The $1.4 million and $2.3 million increase in promotion services revenue for the three- and nine-month periods ended September 30, 2013, respectively, were primarily as a result of increased demand for the primary care products, Depakine®, offset partially by weaker demand for Xatral® and the discontinued promotion of Perenan®.

Total China revenues were $34.0 million, or 96% of total revenues for the three-month period ended September 30, 2013, compared to $39.7 million, or 98% of total revenues for the corresponding period in 2012. Total China revenues were $91.0 million, or 96% of total revenues for the nine-month period ended September 30, 2013, compared to $120.5 million, or 98% of total revenues for the corresponding period in 2012.

For the three-month period ended September 30, 2013, revenues from two customers in China accounted for approximately 68% and 26% of our revenues. For the three-month period ended September 30, 2012, revenues from three customers in China accounted for approximately 56%, 20% and 13% of our revenues. For the nine-month period ended September 30, 2013, revenues from two customers in China accounted for approximately 68% and 26% of our revenues. For the nine-month period ended September 30, 2012, revenues from three customers in China accounted for approximately 56%, 19% and 16% of our revenues. Our experience with our largest customers has been good and we anticipate that we will continue to sell a majority of our product to them.

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For our proprietary product ZADAXIN, we manufacture our product using our US and European contract manufacturers, and we generate our product sales revenue through sales of ZADAXIN product to Sinopharm Lingyun Biopharmaceutical (Shanghai) Co. Ltd. (“Sinopharm”). Sinopharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. Our ZADAXIN sales occur when Sinopharm purchases product from us without any right of return except for damaged product or quality control issues. Passage of title and risk of loss are transferred to Sinopharm at the time of shipment. After the sale, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier local or regional distributors who, in turn, sell products to hospitals and pharmacies.

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

In January 2013, our promotion agreement with Sanofi was renewed until December 31, 2013 under the same terms as previously negotiated. Revenues for 2011, 2012, and for the nine months ended September 30, 2013 related to our agreement with Sanofi were approximately $19.7 million, $30.8 million, and $25.0 million, respectively. On October 14, 2013, we received notice from Sanofi that it would not negotiate further regarding an extension, and as a result, our promotion services agreement with Sanofi will terminate at the end of its term on December 31, 2013. The termination of this agreement will negatively affect our revenues in 2014, however we believe it will have only a modest effect upon our profitability in 2014. Per the Sanofi agreement, we are required to return or refund a portion of promotion services fees received during interim periods from them if defined annual sales targets are not achieved. We have recognized revenue during interim periods without reduction for amounts subject to refund provided such targets were met on a “pro rata” basis at interim dates. The amount of revenue recognized during the three- and nine-month periods under this method that is potentially subject to refund is $2.3 million and $6.2 million, respectively. We expect Sanofi revenue in the fourth quarter of 2013 to be lower than expected related to the wind-down of our services with them. If we do not achieve the defined annual sales targets through the fourth quarter of fiscal 2013, depending on the cause of any shortfall, a negotiation or dispute with Sanofi could occur as to whether a portion of our previously recorded promotion fees are refundable. We may also incur additional costs, primarily in the fourth quarter of 2013, as we reorganize our business.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. Our other significant promotion agreement with Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2011 and 2012 related to our agreement with Pfizer were approximately $5.5 million and $8.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of certain oncology products for Pfizer, and a primary care product for Sanofi. Revenues related to these products were approximately $2.7 million and $1.5 million in 2011 and 2012, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. On the other hand, if we are successful in negotiating better terms there may be a positive impact on our revenues and profitability.

Cost of Product Sales:

The following table summarizes the period over period changes in our cost of product sales (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Cost of Product Sales	$3,808	$5,474	-30%	$11,631	$16,670	-30%

Cost of product sales was $3.8 million and $5.5 million for the three-month periods ended September 30, 2013 and 2012, respectively. A decrease of $1.0 million, or 22%, for the three-month periods ended September 30, 2013 compared to the same period in 2012 was attributable to a decrease in ZADAXIN cost of sales to $3.7 million for the three-month period ended September 30, 2013, compared to $4.7 million for the corresponding period in 2012, and primarily related to a decrease in ZADAXIN unit sales. Gross margin for ZADAXIN was 85.2% and 84.9% for the three months ended September 30, 2013 and 2012, respectively. A decrease of $0.7 million in oncology and Aggrastat cost of sales related to discontinued sales of Adriamycin and Daunoblastina, and lower unit volumes sold of Methotrexate® product.

Cost of product sales was $11.6 million and $16.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively. A decrease of $2.4 million, or 19%, for the nine-month periods ended September 30, 2013 compared to the same period in 2012 was attributable to a decrease in ZADAXIN cost of sales to $10.6 million for the nine-month period ended September 30, 2013, compared to $13.0 million for the corresponding period in 2012, and related to a decrease in ZADAXIN unit sales. A decrease of $2.6 million in oncology and Aggrastat cost of sales related to a decrease in part to unit volumes and in part to unit price decreases for those products. Gross margin for ZADAXIN was 83.9% and 85.7% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross margin for ZADAXIN for the nine-month period ended September 30, 2013, compared to the nine-month period ended September 30, 2012, was due primarily to costs incurred related to planned manufacturing process improvements for ZADAXIN, costs incurred for product warehousing fees related to the renewal of our ZADAXIN China import license, and to a reduction in the list price of ZADAXIN since October 2012.

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

Overall, we expect our gross margin percentages in 2013 to remain comparable to 2012, although they may fluctuate from quarter to quarter.

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Sales and Marketing	$16,498	$17,063	-3%	$41,966	$52,207	-20%

Sales and marketing expenses for the three months ended September 30, 2013 decreased by $0.6 million, or 3%, compared to the same period in 2012. Sales and marketing expenses for the nine months ended September 30, 2013 decreased by $10.2 million, or 20%, compared to the same period in 2012. In 2013, we began expense-saving measures in our sales and marketing activities although the continued impact in the future is uncertain. We have also strategically reduced our sales force by over 200 salespersons compared to September 30, 2012. In addition, certain training and promotional events were postponed during the first half of 2013, of which some occurred during the third quarter of 2013 and others are anticipated to continue during the fourth quarter of 2013. We expect sales and marketing expenses for the year ending December 31, 2013 to be lower compared to those incurred for the year ended December 31, 2012. We are currently assessing the impact of the non-renewal of the Sanofi promotion agreement on our business and it is possible that our sales and marketing expenses may increase in the short-term related to restructuring charges if we reorganize our business.

Amortization and Impairment of Acquired Intangible Assets:

For the three- and nine-months ended September 30, 2012, we recognized $0.9 million and $2.6 million in amortization of acquired intangible assets expense. Amortization of acquired intangible assets reflects the amortization of services and distribution contract intangible assets acquired as part of the NovaMed acquisition on April 18, 2011.

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

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Research and
Development	$550	$864	-36%	$6,321	$5,750	10%

R&D expenses for the three months ended September 30, 2013, decreased by $0.3 million, or 36%, compared to the same period in 2012, primarily related to the announcement in March 2012 of the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe oral mucositis based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints.

R&D expenses for the nine months ended September 30, 2013 increased $0.6 million or 10%, compared to the same period in 2012. For the nine-months ended September 30, 2013, the Company recorded $5.0 million in research and development expense related to upfront payments payable under its recent in-license arrangements with Zensun and TLC. This increase in R&D was partially offset by decreases to R&D expenses during the 2013 periods related to the announcement in March 2012 of the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe oral mucositis based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We expect our research and development expenses to increase in 2013, compared to 2012, related to our arrangements with Zensun and TLC, which include $5.0 million in upfront fees recorded in the second quarter of 2013, and may include an additional milestone payment to TLC of $0.8 million upon clinical trial application approval which the Company anticipates may occur in the fourth quarter of 2013 or the first quarter of 2014, offset by decreases in research and development expenses as a result of the discontinuation of the SCV-07 phase 2b clinical trial. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments, local registration clinical trials, or other expenses related to in-licensing and development of new products in the future. In addition, we are currently evaluating a sepsis clinical study for ZADAXIN. We anticipate a decision to do this trial would not significantly impact our 2013 R&D expenses, but could significantly impact our future R&D expenses in subsequent years.

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
General and
Administrative	$8,238	$5,673	45%	$24,792	$14,089	76%

General and administrative expenses for the three-month period ended September 30, 2013 increased by $2.6 million, or 45%, compared to the same period in 2012. During the third quarter of 2013, we recorded $1.0 million in bad debt expense related to accounts receivable that are significantly past due from two customers who are part of the same affiliated group. The increase in bad debt expense was determined as a result of continual negotiations that indicate the accounts receivable balance may be only partially recoverable. Additional increases in general and administrative expenses included higher professional expenses of approximately $0.7 million related to legal matters associated with the ongoing government investigation and our ongoing improvements to our FCPA compliance efforts, and approximately $0.9 million related to legal matters associated with our MEDA Pharma GmbH & Co. KG (“MEDA”) arbitration. General and administrative expenses for the nine-month period ended September 30, 2013 increased by $10.7 million, or 76%, compared to the same period in 2012. During the nine months ended September 30, 2013, we recorded $1.0 million in bad debt expense related to accounts receivable that are significantly past due from two customers who are part of the same affiliated group. The increase in bad debt expense was determined as a result of continual negotiations that indicate the accounts receivable balance may be only partially recoverable. Additional increases included higher professional expenses of approximately $4.9 million related to legal matters associated with the ongoing government investigation and our ongoing improvements to our FCPA compliance efforts, approximately $1.7 million related to legal matters associated with our MEDA arbitration and escrow claim on the NovaMed sellers; and approximately $1.1 million mainly related to accounting matters associated with the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012 and matters involving consultation with the Securities and Exchange Commission related to one aspect of our accounting for one of our contracts, as well as higher general and administrative personnel-related costs and higher legal costs related to other general corporate matters.

We expect our general and administrative expenses in 2013 to increase compared to 2012 as we anticipate higher legal and accounting costs in 2013. Our ongoing government investigations are unpredictable and we expect they will result in continuing legal costs or fines or penalties and could affect our expenses or the timing thereof. We do not expect to incur any significant acquisition-related costs in the remainder of 2013, however we anticipate an increase in legal and accounting expenses in 2013 compared to 2012 due primarily to our restatement and transition to new auditors. We continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future. See Part II, Item 1 “Legal Proceedings”.

Contingent Consideration:

As part of the acquisition of NovaMed, we would have been required to pay up to an additional $43.0 million in earn-out payments upon the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration was remeasured each quarter, and changes to the fair value were recorded to contingent consideration expense or gain. As of December 31, 2012, the fair value of the earn-out was determined to be $0, resulting in a gain of $15.4 million for the year ended December 31, 2012. Through September 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration was subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value that resulted in gains of $12.8 million and $14.9 million for the three-and nine-month periods ended September 30, 2012. Our fair value estimates were based on a variety of factors that significantly fluctuated from period to period, including the likelihood that earn-out targets would be achieved and present value factors associated with the timing of the earn-out targets. The significant reduction in the valuation of the contingent consideration expense as of December 31, 2012 was primarily due to revenue and EBITDA (earnings before interest, depreciation and taxes) targets not being achieved and to the reduced probability of renewal relating to NovaMed’s product distribution agreements including, in particular, the target of renewing the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement was extended through December 31, 2013, a term less than five years.

Other Income:

On July 8, 2013, we and the representatives of the former stockholders of NovaMed entered into a Confidential “Escrow Settlement Agreement” pursuant to which we retained approximately $0.8 million in cash and 342,300 shares of our common stock, having a combined fair value of approximately $2.6 million on the settlement date. As a result, we recorded $2.6 million in the third quarter of 2013 to other income related to this settlement.

Provision (Benefit) for Income Tax:

The provision for income tax was $0.2 million for the three-month period ended September 30, 2013, compared to a tax benefit of $6.1 million for the three-month period ended September 30, 2012. For the three month period ended September 30, 2013, the provision for income tax of $0.2 million related to taxable income of our China operations. For the three months ended September 30, 2012, the tax benefit of $6.1 million related to the reversal of deferred tax liabilities due to the impairment loss of approximately $42.7 million recorded related to our intangible assets, partially offset by the impact of recording a full valuation allowance on NovaMed deferred tax assets and by continued tax expense related to growth in our China operations.

For the nine month period ended September 30, 2013, the provision for income tax of $1.4 million related to taxable income of our China operations. For the nine months ended September 30, 2012, the tax benefit of $3.9 million related to the reversal of deferred tax liabilities due to the impairment loss of approximately $42.7 million recorded and related to our intangible assets, partially offset by the impact of recording a full valuation allowance on NovaMed deferred tax assets and by continued tax expense related to growth in our China operations.

Our statutory tax rate in China was 25% in 2012 and 2013. We expect the provision for income tax to increase for the year ending December 31, 2013, compared to the year ended December 31, 2012, as we do not expect the tax benefits we recorded during 2012 related to the reversal of deferred tax liabilities, due to the impairment loss recorded on our intangible assets in 2012, to recur in 2013.

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. We rely on our operating cash flows, cash and cash equivalents, short-term investments and short-term loan arrangements to provide for our liquidity requirements. We continue to believe that we have the ability to meet our liquidity needs for at least the next 12 months to fund our working capital requirements of our operations, including investments in our business, share repurchases, and to fund our business development activities.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the years presented (in thousands):

	As of	As of
	September 30, 2013	December 31, 2012
Cash, cash equivalents and investments	$89,157	$86,987

As of September 30, 2013, we had $89.2 million in cash, cash equivalents and investments of which $83.4 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US is held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations which may include in-licensing new products, particularly for China, and for potential acquisitions. We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the US, and accordingly, no US taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the US. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, debt service, capital expenditures, and additional investments to support the infrastructure in our China subsidiaries, (ii) additional investments to support our expansion in the China market as well as planned business acquisitions and/or product licensing transactions, and (iii) there is no foreseeable need to repatriate any additional undistributed earnings to fund our limited US operations. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted, we will accrue for income taxes not previously recognized. Upon distribution of those earnings, we may be subject to US federal and state income taxes. Determination of such additional tax is not practicable as it is dependent on several future uncertainties, including the amount of US tax losses, available net operating losses and, potentially, foreign tax credits available at the time of the repatriation. Based on our current operating plan for the next 12 months, we do not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries.

	Nine Months Ended
	September 30,
	2013	2012
Cash (used in) provided by:
Operating activities	$11,841	$40,952
Investing activities	$242	$(1,036)
Financing activities	$(7,354)	$(20,015)

Net cash provided by operating activities was $11.8 million for the nine months ended September 30, 2013 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, non-cash escrow share settlement, loss on maturity of available-for-sale investments, and changes in operating assets and liabilities. As of September 30, 2013, we have accounts receivable totaling approximately $4.1 million which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $2.1 million. The customers have a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be. Accounts payable and accrued liabilities decreased $5.0 million in the 2013 period mainly related to payments for manufacturing costs, legal and professional expenses, and clinical trial services.

Net cash provided by operating activities was $41.0 million for the nine months ended September 30, 2012 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, the intangible asset impairment, the change in the fair value of the contingent consideration, deferred income taxes, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash provided by (used in) investing activities was $0.2 million and ($1.0) million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012 purchases of property and equipment were $0.1 million and $1.0 million, respectively. In addition, for the three months ended September 30, 2013, we received proceeds of $0.4 million from the maturity of our available-for-sale securities.

Net cash used in financing activities was $7.4 million and $20.0 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, we used $9.8 million and $18.5 million to repurchase and retire approximately 1.9 million and 3.4 million shares of our common stock under our stock repurchase program, respectively. For the nine months ended September 30, 2013 and 2012, we also received $1.6 million and $3.3 million of proceeds, respectively, from the issuances of common stock made under our stock award plans. For the nine months ended September 30, 2013, our subsidiary borrowed $0.6 million and repaid $2.0 million under its loan agreement with Shanghai Pudong Development Bank Co. Ltd that expired August 29, 2013. All amounts borrowed were repaid by the expiration date. The restricted cash that was used of $2.3 million during the nine month period ended September 30, 2012 to secure the letter of credit related to the loan agreement was released during the nine month period ended September 30, 2013 when the letter of credit was cancelled. We intend to enter into a new facility in the fourth quarter of 2013.

There have been no material changes in our future contractual obligations during the three months ended September 30, 2013 compared to the disclosure in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Our Sanofi agreement will not be renewed upon expiration at December 31, 2013. Per the Sanofi agreement, we are required to return or refund a portion of promotion services fees received during interim periods from them if defined annual sales targets are not achieved. We have recognized revenue during interim periods without reduction for amounts subject to refund provided such targets were met on a “pro rata” basis at interim dates. The amount of revenue recognized during the three- and nine-month periods under this method that is potentially subject to refund is $2.3 million and $6.2 million, respectively. We expect Sanofi revenue in the fourth quarter of 2013 to be lower than expected related to the wind-down of our services with them. If we do not achieve the defined annual sales targets through the fourth quarter of fiscal 2013, depending on the cause of any shortfall, a negotiation or dispute with Sanofi could occur as to whether a portion of our previously recorded promotion fees are refundable. We may also incur additional costs, primarily in the fourth quarter, as we reorganize our business.

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

In August 2013, our Board of Directors approved an increase of $10.0 million to the Company’s stock repurchase program, bringing the total authorized since the program’s inception in October 2011 to $50.5 million and the Board of Directors extended the program through December 31, 2014. Under this program, we repurchased and retired, 1,851,490 shares at a cost of $9.8 million during the nine months ended September 30, 2013 bringing the total repurchases since the program’s inception to approximately 7.3 million shares at a cost of $38.2 million through September 30, 2013. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

In May 2013, as part of our framework agreement with Zensun, we agreed to enter into a $12.0 million loan facility to Zensun. We anticipate finalization of the licensing agreement and funding of approximately $2.3 million of the loan in the fourth quarter of 2013.

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

Product Revenue. We recognize product revenue from selling ZADAXIN product at the time of delivery. Sales of ZADAXIN to Sinopharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. We also earn product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer products, from the date of the acquisition of NovaMed into October 2012, were based on the “sell-through” method as our distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. We did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period, therefore we applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized upon receipt of cash from the distributor. On October 21, 2012, we amended the agreement with the distributor which amendment removed any contingent payment terms. Prior to the amendment, the agreement allowed for delayed payment based on the timing of sales from the distributor to the next tier customer. The amendment changed the payment terms to 60 days, thus ensuring that the distributor could not withhold payment until after the distributor received payment upon sale of product to its next tier customer. The combination of the revised payment terms, together with all of the other contractual restrictions on the distributor (e.g., no return rights or other terms that may raise question as to whether or not they had taken title and assumed “risk of loss”), permitted revenue to be recognized on a “sell-in” basis upon the amendment. Therefore, from October 21, 2012 onward, we used the “sell-in” method for recognition of related revenue. All other product sales are also recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contract, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met. In certain arrangements, we are required to return or refund a portion of promotion services fees received during interim periods from pharmaceutical customers if defined annual sales targets are not achieved. Under our agreements with these customers, if the agreement is terminated, and provided such targets have been met on a “pro rata” basis at the date of contract termination, we are entitled to retain the amounts paid. Due to these contractual provisions, we recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.” The amount of revenue recognized during the three- and nine-month periods ended September 30, 2013 under this method that is potentially subject to refund is $2.3 million and $6.2 million, respectively. If we achieve the defined annual sales targets, these amounts will not be refunded.

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Standard

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (“ASU 2013-11”). With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. We plan on adopting this guidance commencing in 2014 on a prospective basis. We do not expect adoption of this guidance to have a material impact on our consolidated results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2013 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We discussed these matters with our independent registered public accounting firm and our Audit Committee. Further, with the oversight of management and our audit committee, we have implemented, and are continuing to monitor the effectiveness of, additional controls to address these deficiencies. In the fourth quarter of 2012, we implemented additional controls related to our revenue recognition and product return reserve processes to strengthen our controls. We also re-evaluated the operation of our controls at our NovaMed subsidiary and made adjustments to strengthen these controls, including the recent hiring of our Chief Financial Officer, China Operations, who joined the Company in the third quarter of 2012. We terminated personnel who were involved in the override of certain controls in the financial statement close process at our NovaMed subsidiary that resulted in the material weakness. We hired a Chief Executive Officer, China Operations who began on April 1, 2013, and a Corporate Chief Financial Officer who began on July 16, 2013. We also hired a Corporate Controller who began in October 2013. Our remediation activities are not complete and we continue to seek ways to strengthen the operation of our controls at our NovaMed subsidiary, and our corporate monitoring thereof, and we may need to continue effective operation of these controls for one or more quarters before we can conclude that the material weakness has been corrected.

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the investigation, the Special Committee instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate existing compliance and anti-bribery policies and guidelines and to prepare new, more detailed policies and guidelines for implementation after review by our Board of Directors and/or committees of the Board of Directors, (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third-party events, and (iv) hire a Vice President of Compliance and Internal Audit to monitor and enforce compliance with our policies.

The Special Committee substantially concluded its investigation of those matters and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. The Special Committee has also reported those findings to the SEC and DOJ, and the Special Committee and the Company have continued to cooperate with the on-going SEC and DOJ investigations.

In the Company’s Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, the Company disclosed, among other things, a non-cash impairment loss to fully write down the value of intangible assets recorded as part of the NovaMed acquisition; a remeasurement of the valuation of the contingent consideration expense recorded as part of the NovaMed acquisition; a significant increase in ZADAXIN channel inventory levels; and internal control issues primarily within the NovaMed organization, and the corporate monitoring thereof, that was concluded to represent a material weakness in internal control over financial reporting. Following our disclosure of these items, the Company received a subpoena from the SEC requesting documents related to these and various other matters regarding the NovaMed acquisition and the Company’s operations in China. After review of the subpoena, and in order to respond to inquiries from the DOJ and SEC and to determine if any wrong-doing occurred, the Audit Committee determined to undertake an independent investigation as to additional matters, including but not limited to our acquisition of NovaMed and FCPA matters, including certain sales and marketing expenses.

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit Committee may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future, will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls in our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations or remedial actions we have taken or may take, if any, as a result of such investigations, may adversely affect our business in China. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management, Board of Directors and financial resources which could otherwise be devoted to the operation of our business.

NovaMed is a party to a Distribution and Supply Agreement with MEDA. Following our acquisition of NovaMed, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However no resolution was reached. MEDA notified NovaMed that the termination was effective as of May 2011, however as provided in the agreement, disputes, including disputes regarding termination, must be resolved in binding arbitration. We do not expect any significant revenues from this agreement until 2014. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On October 10, 2012, MEDA filed an initial response and counterclaim with CIETAC claiming MEDA’s termination was valid and demanding the transfer of certain information and rights, as well as demanding the award of damages, including attorneys’ fees in an unspecified amount. On April 16, 2013, MEDA filed a further response stating their claims and facts in support of their initial response and counterclaim. A hearing on the merits of the matter was held in August 2013 in Shanghai. The Arbitral Panel has made a number of procedural and preliminary decisions, but the dispute has not been resolved and the arbitration proceeding is continuing. NovaMed continues to perform its obligations under the agreement pending resolution of the dispute. We cannot predict the outcome of this matter at this time.

On October 16, 2012, we made a claim against the former stockholders of NovaMed pursuant to the acquisition agreement relating to our acquisition of NovaMed. As a result of our claim, approximately $1.4 million in cash held in escrow and 622,363 shares of our common stock held in escrow were not released to the former NovaMed stockholders pending the outcome of our claim. The claim related to damages we incurred as a result of various matters, including in particular the understatement of product return reserves for Aggrastat product in the balance sheet of NovaMed at the date of the acquisition, and related expenses and damages. On July 8, 2013, the Company and the representatives of the former stockholders of NovaMed entered into a Confidential “Escrow Settlement Agreement” pursuant to which the Company retained approximately $0.8 million in cash and 342,300 shares of its common stock, representing 55% of the remaining cash and shares held in escrow.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al, Case No. CIV520331. The lawsuit alleges, based on the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012 resulting from the timing of revenue recognition for certain products sold by the Company’s subsidiary NovaMed, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company and other defendants have filed motions to dismiss the complaint. A hearing on the motions to dismiss is currently scheduled for November 15, 2013. Our management believes that the claims lack merit and will vigorously defend against them.

Item 1A. Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on April 1, 2013.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $10.9 million and $7.7 million, for the nine-months ended September 30, 2013 and 2012, respectively, we reported a net loss of $13.2 million for the three-months ended September 30, 2012. In addition, we have experienced significant operating losses in the past, and as of September 30, 2013, we had an accumulated deficit of approximately $133 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and DOJ investigations, our efforts to cooperate with the investigations and events related to pending litigation;

•	government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the US and other foreign countries, including the effect of government initiatives in China, particularly actions intended to reduce pharmaceutical prices such as the reduction in the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

•	actual or anticipated fluctuations in our quarterly operating results some of which may result from undertaking new clinical development projects, or from licensing or acquisition-related expenses including up-front fees, milestone payments and, and periodic impairment charges that have and may result from the goodwill and intangible assets recorded in the acquisition;

•	progress and results of clinical trials and the regulatory approval process in Europe and in China;

•	our ability to manage the risks associated with our acquisition of NovaMed;

•	timing and achievement of our corporate objectives;

•	charges related to expired inventory or bad debt;

•	terminations of, or changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	changes in assessments of our internal control over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	unanticipated increases in our G&A expense due to legal and accounting expenses, including expenses relating to the governmental investigations, our disputes with MEDA, and arising out of matters relating to any additional or uncorrected control deficiency or related matters;

•	economic and political conditions in the US or abroad particularly in China; and

•	broad financial market fluctuations in the US, Europe or Asia.

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

During the year ended December 31, 2012, we determined that the carrying value of our intangible assets related to the promotion and distribution contract rights we acquired as part of the acquisition of NovaMed was no longer recoverable. As a result, we recognized a non-cash impairment loss of approximately $42.7 million, which adversely affected our financial results and could adversely affect the market value of our common stock. If the value of our goodwill asset becomes impaired, we may be required to incur further material impairment charges.

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China. The China government recently imposed price restrictions on ZADAXIN, Aggrastat and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. As a result of additional product sales resulting from the NovaMed acquisition in 2011, we expect that the percentage of our revenues that come from the sale of ZADAXIN in China will decline significantly. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the nine months ended September 30, 2013, approximately 95% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the National Development and Reform Commission (“NDRC”) and provincial agencies pricing reform.

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

During the third quarter of 2012, we estimate that there was a substantial increase in ZADAXIN channel inventory levels and we believe that our sales to our customers exceeded the pace at which our customers were able to sell ZADAXIN through to other parties, primarily hospital pharmacies. As a result, ZADAXIN revenues were lower in the first half of 2013, compared to the comparable period in 2012. We have revised and we are implementing changes in our strategy for ZADAXIN market penetration. We believe channel inventory has returned to normal levels, and we continue to believe that we will grow demand for ZADAXIN through increased penetration in the market, however we may not be successful or we may experience future fluctuations in channel inventory either of which could adversely affect our future ZADAXIN revenue.

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

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the NRDL and pricing for ZADAXIN on the NRDL was recently reviewed by the authorities. As a result of the China government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. As a result, we anticipated that the actual impact on SciClone of this price reduction would be a decrease of less than 5% in our sales price of ZADAXIN to Sinopharm. Since the terms of our new agreement with Sinopharm went into effect, the average impact on our sales price per unit has been a decrease of approximately 1%. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the NDRC price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter were reduced ranging from 10 to 20%.

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

Our business strategy is dependent in part upon our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. We have experienced challenges in maintaining some of our agreements and if we fail to enter into additional agreements, our business will suffer. *

Our sales and marketing strategy in China depends significantly upon agreements with third parties, and potentially upon entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including the products recently licensed from Zensun and TLC and products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products on the market including Depakine, Stilnox, Tritace and Aggrastat, and products in the regulatory review process, including DC Bead and several of NovaMed’s products in clinical trials, are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent upon entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected. In addition, if any of such agreements acquired in our NovaMed acquisition are not renewed, we could incur a decline in sales revenues.

All of our products were originally obtained by us under licenses, promotion, distribution or similar third-party agreements. We do not conduct product discovery and our ability to bring new products to market is dependent upon our entering into additional acquisition, in-licensing, promotion or distribution agreements, particularly in China. The competition for attractive products is intense, and we cannot be certain that we will be able to negotiate in-license, promotion or distribution agreements for additional products in the future.

In January 2013, our promotion agreement with Sanofi was renewed until December 31, 2013 under the same terms as previously negotiated. Revenues for 2011, 2012, and for the nine months ended September 30, 2013 related to our agreement with Sanofi were approximately $19.7 million, $30.8 million, and $25.0 million, respectively. On October 14, 2013, we received notice from Sanofi that it would not negotiate further regarding an extension, and as a result, our promotion services agreement with Sanofi will terminate at the end of its term, on December 31, 2013. The termination of this agreement will negatively affect our revenues in 2014, however we believe it will have only a modest effect upon our profitability in 2014. We also expect Sanofi revenue in the fourth quarter of 2013 to be lower than expected related to the wind-down of our services with them. Per the Sanofi agreement, we are required to return or refund a portion of promotion services fees received during interim periods from them if defined annual sales targets are not achieved. We have recognized revenue during interim periods without reduction for amounts subject to refund provided such targets were met on a “pro rata” basis at interim dates. The amount of revenue recognized during the three- and nine-month periods under this method that is potentially subject to refund is $2.3 million and $6.2 million, respectively. We expect Sanofi revenue in the fourth quarter of 2013 to be lower than expected related to the wind-down of our services to Sanofi. If we do not achieve the defined annual sales targets through the fourth quarter of fiscal 2013, depending on the cause of any shortfall, a negotiation or dispute with Sanofi could occur as to whether a portion of our previously recorded promotion fees are refundable. We may incur additional costs, primarily in the fourth quarter, as we reorganize our business.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. Our other significant promotion agreement with Pfizer is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2011 and 2012 related to our agreement with Pfizer were approximately $5.5 million and $8.8 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of certain oncology products for Pfizer, and a primary care product for Sanofi. Revenues related to these products were approximately $2.7 million and $1.5 million in 2011 and 2012, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. Terminations or failures to renew these or any other agreement as to some or all of the products covered by the agreement could result in a decline in revenue and in other costs including restructuring charges if a resulting revenue decline required us to reduce costs. On the other hand, if we are successful in negotiating better terms there may be a positive impact on our revenues and profitability.

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

In August 2010, we received notices of investigations by US government agencies that relate to our operations in China including compliance with the FCPA and we subsequently initiated an internal investigation regarding these matters. In connection with the formal, non-public SEC investigation, the SEC issued a subpoena to us requesting documents regarding a range of matters including but not limited to documents relating to potential payments or transfer of anything of value to regulators and government-owned entities in China; documents relating to bids or contracts with state or government-owned entities in China; documents relating to intermediary or local agent of the Company in China; documents regarding the Company’s ethics and anti-corruption policies, training, and audits; and documents relating to certain Company financial and other disclosures made by the Company. The DOJ is currently conducting an investigation of us in connection with compliance with the FCPA, as to which they have advised us that the DOJ has information about the Company’s practices suggesting possible violations. We have been cooperating with, and will continue to cooperate with, the investigations by and inquiries from the SEC and DOJ. In response to these matters, our Board of Directors appointed the Special Committee of independent directors to oversee our response to the government inquiry. The Special Committee conducted an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations including, but not limited to, certain sales and marketing matters in China, in order to evaluate whether any violation of the FCPA or other laws occurred.

The Special Committee substantially concluded its investigation of those matters and on May 4 and 5, 2011 reported its findings and recommendations to the Board of Directors. The Special Committee reached a number of findings, including that we lacked appropriate internal controls to assure compliance with laws, including the FCPA, with respect to sales and marketing practices including payments for, or reimbursement of, third-party gifts, travel and entertainment expenses, and sponsorships of certain conferences and symposia. The Special Committee identified evidence of sales and marketing activities that might constitute potential violations of the FCPA. We are undertaking certain remedial measures recommended by the Special Committee and adopted by our Board of Directors.

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

We may not be able to effectively manage our employees and distribution network, and our reputation, business, prospects and brand may be materially and adversely affected by actions taken by our distributors and third-party marketing firms.

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

We do not control, and therefore have limited ability to manage, the activities of third-parties who assist us in marketing and distributing our products. Our distributors or other third parties with whom we do business could take actions which violate the anti-corruption laws of China, the United States or other countries. Failure to adequately manage our employees, and third parties and, or their non-compliance with employment, distribution or marketing agreements, could harm our corporate image among hospitals and end users of our products and disrupt our sales, resulting in a failure to meet our sales goals. Furthermore, we could be liable for actions taken by our employees, distributors or third-party marketing or third-party firms, including any violations of applicable law in connection with the marketing or sale of our products, including China’s anticorruption laws and the FCPA of the United States. In particular, if our employees, distributors or third-party marketing firms make any payments that are forbidden under the FCPA, we could be subject to civil and criminal penalties imposed by the US government.

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

From time to time we have terminated the employment of certain employees for performance-related reasons, including, in particular, our policies intended to prevent corruption. Employees who are terminated may seek more favorable terms of separation by threatening to damage our reputation in the marketplace. Further, they may seek to retaliate against us by making so-called “whistleblower” claims under the provisions enacted by the Dodd-Frank Act that may entitle persons who report alleged wrong-doing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry, and dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims. Any investigations of whistleblower claims may impose additional expense on us, may require the attention of senior management and members of the Board of Directors and may result in fines and/or reputational damage whether or not we are deemed to have violated any regulations. Furthermore, terminated employees may also seek to retaliate against us by making claims against us to other regulatory agencies, including local regulatory authorities. Inquiries by local regulatory agencies about such claims, even if frivolous and non-meritorious, could also generate significant expenses and take up significant management and Board of Directors’ time.

We may incur unexpected charges relating to our operations. *

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. In particular, we could experience a charge for inventory returns related to Aggrastat if our customers are unable to sell units of Aggrastat that are nearing their expiry dates, or for bad debt if a former distributor does not pay an outstanding receivable in full. Those or similar future events would have an adverse impact upon our operating results.

We are at risk of additional securities class action and derivative lawsuits.

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. After our announcement regarding SEC and DOJ investigations in 2010, we and certain of our officers and directors were named as parties in purported stockholder class actions and derivative lawsuits. Those class action lawsuits were dismissed and we have settled those derivative lawsuits. Our stock price declined following the announcement of a restatement of our financial statements for fiscal 2011 and the first three quarters of fiscal 2012, and that our independent auditing firm had elected not to stand for reappointment for the 2013 fiscal year. Soon after that announcement, we and certain of our officers and directors were named as parties in a purported derivative lawsuit relating to the restatement. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigation, our own investigations related thereto or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. We may be named in additional litigation, which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such litigation could result in additional substantial costs and a diversion of management’s and the Board of Directors’ attention and resources, which could harm our business.

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

Our sales are concentrated in China and we face risks relating to operating in China, including pricing and other regulations, slow payment cycles and exposure to fluctuations in the Chinese economy. *

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. The Chinese government has recently imposed price restrictions on ZADAXIN, Aggrastat and various oncology products we promote. As a result of the China government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. As a result, we anticipated that the actual impact on SciClone of this price reduction would be a decrease of less than 5% in our sales price of ZADAXIN to Sinopharm. Since the terms of our new agreement with Sinopharm went into effect, the average impact on our sales price per unit has been a decrease of approximately 1%. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected. As of September 30, 2013, we have accounts receivable totaling approximately $4.1 million which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $2.1 million as a result of continual negotiations that indicate the accounts receivable balance may be only partially recoverable. The customers have a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

Our operations throughout the world including China are potentially subject to the laws and regulations of the US including the FCPA, in addition to the laws and regulations of the other countries. Regulation in China of the activities in the pharmaceutical industry has increased and may continue to undergo significant and unanticipated changes. A number of companies have faced significant expenses or fines as a result of the increasing regulation of, and enforcement activity regarding, the pharmaceutical industry. The Chinese government has recently made arrests of pharmaceutical company employees for allegedly illegal sales and marketing activities. Recent or future arrests of sales personnel, doctors or others in the pharmaceutical industry, whether or not the individuals violated laws or regulations, could impact the operations and results of pharmaceutical companies in China, including our own. The Chinese government has also been investigating the costs to manufacture approximately 40 pharmaceutical products sold in China. While SciClone was not involved in either of these actions, these actions may be an indication of heightened Chinese government oversight of the pharmaceutical industry, and of multinational pharmaceutical companies in particular. Such activities could have long-term implications for the pharmaceutical industry in China including increased pricing pressure and a heightened level of government oversight and investigations, either of which could adversely affect the industry as a whole or individual companies, including SciClone.

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

Generally, our importers are not obligated to place purchase orders for our product, and if they determined for any reason not to place purchase orders, we would need to seek alternative licensed importers, which could cause fluctuations in our revenue. As a result of our recent agreement granting certain exclusive importation rights to Sinopharm for ZADAXIN, we are dependent upon Sinopharm’s performance of its obligations under that agreement. We have a long-standing and we believe excellent relationship with Sinopharm; however, if Sinopharm were unable to adequately perform its obligations under, or breached, the agreement our business would be adversely affected.

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

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN, Depakine, or other drugs we may develop, we may not be able to successfully market them.

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

We rely on third parties who are our sole source suppliers for our clinical trial and commercial products and their inability to deliver products that meet our quality-control standards could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process. *

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. If we experience a problem with the manufacturer or our suppliers, our sales may suffer. We and NovaMed have each experienced difficulties with obtaining product from manufacturers in the past. During 2012, we have experienced limitations on supply of Depakine IV, Perenan, Methotrexate, and Rulide and the growth in the sales of those products has been affected. During 2011, we experienced manufacturing delays related to repairs for general, non-production-related facilities equipment at one of our API suppliers. During 2010, we experienced difficulties validating upgrades to equipment with one of our API manufacturers. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of our products in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced. In addition, each of the products that are marketed through our NovaMed subsidiary is manufactured by, or obtained from, a single source.

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

China has mandated a unique serialization barcode for the smallest unit carton of each pharmaceutical product intended for importation and commercial sale in China. We are required to have the serialization for ZADAXIN in effect by 2015. Implementation of the new unique barcode on each unit carton involves a long lead time, including physical hardware and software changes to the only approved existing packaging line at our sole finished product packaging contract manufacturing site. There are technical and regulatory risks associated with the packaging line changes that may be beyond our control. If the packaging line changes and/or validation are delayed or if the packaging line change regulatory submission to the Italian regulatory authorities is not approved in a timely manner, the commercial supply of ZADAXIN could be limited or stopped completely until barcode serialization is successfully implemented at the contract manufacturer and subsequently approved by regulatory authorities in Italy, which could materially adversely affect our sales and operating results.

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

Thymalfasin API and ZADAXIN are temperature sensitive products. SciClone relies on third-party organizations to provide controlled temperature shipping logistics services from the point of ownership transfer from the API contract manufacturer to the point where thymalfasin API is converted to ZADAXIN drug product, and from the ZADAXIN drug product manufacturing site to our storage locations in Hong Kong and then to China. Although some temperature excursions are allowable and thymalfasin and ZADAXIN are relatively stable when exposed to temperatures higher than recommended, if any third-party logistics or equipment provider fails to perform their required oversight duties with respect to temperature control or a shipment is delayed in transit for a prolonged period of time, the thymalfasin API or ZADAXIN drug product could become unsuitable for subsequent processing or commercial use. Although we have not experienced cold chain interruptions in the past and our distributor in China may maintain several months supply of our product, were our cold chain distribution or warehouse capability to be interrupted, our ability to timely deliver finished product to China could be adversely affected, which in turn could materially adversely affect our sales and operating results.

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

Our Senior Vice President and Chief Financial Officer resigned from the Company on May 31, 2013 to pursue other opportunities. Our Vice President, Finance and Controller resigned from the Company on August 2, 2013 to pursue other opportunities. We hired a new Chief Financial Officer in July 2013 and a new Vice President, Finance and Controller in October 2013.

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

The former Chief Executive Officer and the former Chief Operating Officer of our China operations resigned in the fourth quarter of 2012 and we have also had departures in our senior sales personnel. We may experience other departures. In addition, we have terminated personnel for violations of our policies and procedures as well as for lack of performance. Our future success will depend in part on our retaining key personnel and on recruiting additional senior sales and other personnel in China. We are continuously recruiting executives and other level personnel to address departures and to expand and strengthen our China operations and hired a new Chief Executive Officer of SciClone’s China operations, who began on April 1, 2013. Conversely, if we need to reduce the size of a particular aspect of our business, including if we have contracts that are not renewed or renegotiated for products we market or promote, we are also dependent on our ability to make such adjustments while retaining suitably skilled personnel. In particular, Sanofi has recently notified us that our contract with them will not be renewed subsequent to December 31, 2013, and we are currently evaluating the impact this decision will have on our business. We have taken corrective measures based upon the findings of our Special Committee relating to its investigation of matters relating to the FCPA and have taken, and expect to continue to take corrective measures relating to managements’ evaluation of internal control over financial reporting which could have adverse effects on our business, including the loss of personnel, and changes in marketing, sales and educational practices or programs. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our sales, development and other operations, and in particular senior executives, our financial results and operations would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

We may need to obtain additional funding to support our long-term product development and commercialization programs. *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to a total of $50.5 million of its outstanding common stock. As of September 30, 2013, $12.3 million of the $50.5 million remained available under the repurchase program for future share repurchases. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products and products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

We are subject to the risk of increased income taxes which could reduce our future operating income.

We have structured our operations in a manner designed to maximize income in countries where:

•	tax incentives have been extended to encourage foreign investment; or

•	income tax rates are low.

Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. For example, on March 16, 2007, the Chinese government passed a unified enterprise income tax law which became effective on January 1, 2008. Among other things, the law cancels many income tax incentives previously applicable to one of our subsidiaries in China. The law provides a transition rule which increased the tax rate of one of our subsidiaries in China over a 5-year period to 25% by 2012. The law also increased the standard withholding rate on earnings distributions to between 5% and 10% depending on the residence of the shareholder. The ultimate effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our China income, the manner in which China interprets, implements and applies the new tax provisions, and by our ability to qualify for any exceptions or new incentives.

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

Pharmaceutical products are either not patentable or have only recently become patentable in some of the countries in which we market or may market thymalfasin. We do not have composition patent claims directed to the thymalfasin that is currently marketed in China, our largest market, although we do have other types of patent claims, pending or issued, directed to other aspects of thymalfasin therapy. Other companies market generic thymalfasin in China, potentially in violation of our patent, trademark or other rights which, to date, we have defended by informing physicians and hospitals of the practice. Past enforcement of intellectual property rights in many of these countries, including China in particular, has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended September 30, 2013 (in thousands, except per share amounts):

			Total Number	Approximate
			of Shares	Dollar
			Purchased as Part	Value of Shares
	Total	Average	of Publicly	that May Yet Be
	Number	Price	Announced	Purchased
	of Shares	Paid	Plans	Under the
	Purchased	per Share	or Programs	Plans or Programs(1)
July 1-31, 2013	—	—	—	$19,880
August 1-31, 2013	912	$5.49	912	$14,875
September 1-30, 2013	437	$5.22	437	$12,591

Total	1,349	$5.40	1,349

(1)	“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects the $50.5 million total authorized since the program’s inception in October 2011, less the $37.9 million we repurchased through September 30, 2013, excluding $0.3 million of commissions paid.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1(1) **	Employment Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.2(1)**	Change in Control Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(1)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Months ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: November 12, 2013	/s/ Wilson W. Cheung
Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1(1) **	Employment Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.2(1)**	Change in Control Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(1)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Months ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.