Form 10-K
period 2013-12-31
SCICLONE PHARMACEUTICALS INC
filed 2014-03-17
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number 0-19825

SciClone Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3116852
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

950 Tower Lane, Suite 900 Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

(650) 358-3456

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Global Select Market of the NASDAQ Stock Market Inc.
(Title of Class)	(Name of each exchange on which registered)

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of SciClone Pharmaceuticals, Inc. was approximately $268,873,000 as of June 30, 2013, based upon the closing price of SciClone Pharmaceuticals Inc.’s Common Stock on The NASDAQ Global Select Market of the NASDAQ Stock Market Inc. on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2014, 51,957,936 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2014 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

SciClone Pharmaceuticals, Inc. (NASDAQ: SCLN) is a United States (“US”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. We are focused on continuing to grow our revenue and profitability in the future. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we have built a solid reputation and established a strong brand through many years of experience marketing our lead product, ZADAXIN (thymalfasin). In addition, we have an established product promotion business model with large pharmaceutical partners and we are focused on establishing profitability in all of these collaborations. We believe our sales and marketing strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. This pharmaceutical market currently ranks third among the global pharmaceutical markets, and we believe China will rank second among global pharmaceutical markets by 2020. We seek to expand our presence in China and increase revenues by growing sales and profits of our current product portfolio, launching new products from our development pipeline, adding new, profitable product services agreements and leveraging our strong cash position to in-license additional products.

We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) the rest of the world, which includes our US and Hong Kong operations.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) and Correvio LLC (formerly Iroko Cardio, LLC). ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. Aggrastat®, an intervention cardiology product launched in China in 2009, is an in-licensed product with higher margins than the products we promote under services agreements and we anticipate revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products under services agreements with certain pharmaceutical partners including Baxter International, Inc. (“Baxter”) in China. We refer to these agreements as promotion agreements, service agreements and distribution contract rights agreements. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margin for us.

Our promotion agreements with Sanofi Aventis S.A. (“Sanofi”), consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed Pharmaceuticals, Inc. (“NovaMed”) under the agreements. As of December 31, 2013, we had $4.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. We have demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to our satisfaction, we intend to vigorously pursue our claims against Sanofi in arbitration.

Our agreements with Sanofi contain provisions (identical regardless of individual product promotion agreement) that required a refund of a portion of promotion service fees received during interim periods from them if defined annual sales targets were not achieved. Consistent with our past practice, and consistent with our achievement (or excess achievement) of annual revenue targets in each prior period, based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula,” we recognized revenue during interim periods without reduction for amounts subject to refund because we met and substantially exceeded such targets on a “pro rata” basis at interim dates. Our treatment of the subject-to-refund portion is consistent with the contractual provisions, which provide that the sales targets will be measured on a pro-rated basis if an agreement were to hypothetically terminate as of any given date.

Due to Sanofi’s failure to place orders for shipment in the fourth quarter and fully meet the demand we generated, our actual promotional fees receivable in the fourth quarter of 2013 were negatively impacted. Due to this failure, we did not achieve the defined annual sales targets for fiscal 2013. Under our agreements with Sanofi, a failure to reach the annual sales target would result in approximately $6.2 million subject to refund related to our performance in the first three quarters of 2013. However, our agreements required that Sanofi continue to support our sales efforts by continuing to provide product through the end of the terms of the agreements. We believe we have no obligation to refund any amounts subject to this provision because our inability to achieve the defined annual sales was the result of a failure to perform by Sanofi.

As we are in a dispute with Sanofi concerning their performance, we therefore deferred revenue recognition of approximately $2.9 million of Sanofi promotion fees for the fourth quarter of 2013, pending resolution of the dispute. As we are legally entitled to at least the $2.9 million recorded as a receivable, the non-recognition of revenue resulted in an equal and offsetting amount of deferred revenue. Our revenues for 2013, 2012 and 2011 with Sanofi were approximately $25.0 million, $30.8 million, and $19.7 million, respectively.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. Our other significant promotion agreement is with Pfizer and is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2013, 2012 and 2011 related to our agreement with Pfizer were approximately $3.1 million, $8.8 million, and $5.5 million, respectively. We are actively negotiating renewal or extension of this agreement.

We are pursuing additional promotion service agreements to generate additional revenue. At the same time, we continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued

promotion of certain products including certain oncology products for Pfizer. Revenues related to these discontinued products were approximately $0.7 million, $1.5 million, and $2.7 million, in 2013, 2012, and 2011, respectively. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. If on the other hand our efforts to renegotiate result in better terms, there may be a positive impact on our revenues and profitability.

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

We are also pursuing the registration of several other therapeutic products in China. These include: DC Bead®, an embolic-acting bead with drug-loading capabilities that can be used for targeted delivery of cancer chemotherapy drugs directly to the tumor; Loramyc®, a mucoadhesive tablet formulation of miconazole lauriad to treat oropharyngeal candidiasis; Rapinyl®, a sublingual tablet formulation of fentanyl to treat breakthrough cancer pain; and RapidFilm®, an oral film formulation of ondansetron to treat nausea induced by chemotherapy.

We continue to seek in-licensing arrangements for approved or late-stage branded, well-differentiated products that if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues. In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012.

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. ProFlow has been submitted to CFDA for clinical trial approval, and it is expected that some additional clinical testing may be required prior to approval. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a collaboration and license agreement.

We believe that these licensing agreements for Neucardin and ProFlow provide us the opportunity to use our considerable sales and marketing expertise to expand our product portfolio with differentiated, high-quality products that have significant therapeutic advantages and near-term commercial potential, and that can contribute to our long-term growth.

ZADAXIN Inventories and Sales

ZADAXIN revenues for 2013 were lower compared to 2012. During the third quarter of 2012 and particularly in September 2012, we estimated there was a substantial increase in ZADAXIN channel inventory levels, and we believed that sales to our customers, importers and distributors exceeded the pace at which they were able to sell ZADAXIN through to hospital pharmacies and other parties, resulting in lower commercial sales to our importer in the fourth quarter of 2012 and for the first half of fiscal 2013. We believe ZADAXIN channel inventory has returned to normalized levels. We also believe that we will continue to see increases in hospital demand for ZADAXIN in the future through increased penetration in the market.

BUILDING A LEADING INTERNATIONAL PHARMACEUTICAL BUSINESS

Our Established Business in China

In China, we have established product revenue and positive cash flow. We are committed to building on this base and introducing additional pharmaceutical products to meet the country’s evolving healthcare needs. China state leaders are continuing to implement a health care reform plan which, among other things, is seeking to expand patient access to pharmaceuticals. We believe the China pharmaceutical market may grow approximately 15 to 20% annually over the next several years.

We launched ZADAXIN in China in 1996 and by 2013 our annual worldwide sales of this product reached more than $96 million, 95% of which were sales to China. Today, ZADAXIN is one of the largest imported pharmaceutical products in China, measured by revenue. We estimate our market share of thymalfasin by units is approximately 12%. Over the last decade, we have established a sales and marketing organization and strong importation relationships with distribution channels that have facilitated strong growth in sales, and profitability, and substantial cash flow. Through our extensive China sales organization of approximately 540 professionals including approximately 470 sales personnel, we believe we have developed a good reputation and relationships with physicians and administrators. We serve over 2000 hospitals with approximately 300 of the largest hospitals in the major cities in China contributing approximately 80% of our business. We have built a strong commercial presence in liver disease, cancer and the intensive care setting. We are expanding geographically in China to position the Company for further growth. ZADAXIN has strong brand recognition and is positioned as a high-quality, imported product. ZADAXIN is approved in China for the treatment of HBV and for use as a vaccine adjuvant. It is also included in the treatment guidelines issued by the MOH for liver cancer. In China, orders for ZADAXIN are filled largely by distributors and sub-distributors which purchase ZADAXIN from our selected, established, government-licensed importing agents.

China accounted for approximately 97% of our net revenues for each of the years ended December 31, 2013, 2012 and 2011. In 2013, SinoPharm Lingyun Biopharmaceutical Company Ltd. (“SinoPharm”) (formerly known as Shanghai Lingyun Pharmaceutical Company Ltd.) and Sanofi accounted for 75% and 20% of our net revenues, respectively. In 2012, SinoPharm, Sanofi and Jian Wei Trading Company accounted for 59%, 20% and 12% of our net revenues, respectively. In 2011, SinoPharm, Sanofi, and Guangdong South Pharmaceutical Foreign Trade Company Ltd. accounted for 66%, 15% and 15% of our net revenues, respectively. SinoPharm accounted for a larger percentage of our net revenue in 2013 compared to 2012 and 2011 as a result of our agreement granting certain exclusive importation rights to SinoPharm for ZADAXIN. No other customers accounted for more than 10% of our net revenues in those periods. As of December 31, 2013, approximately $31.1 million or 71% of our gross accounts receivable were attributable to Sinopharm and $7.3 million or 17% or our accounts receivable were attributable to Sanofi.

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

International Sales and Marketing

ZADAXIN is approved in over 30 countries, primarily in China and countries in the Pacific Rim, Latin America, Eastern Europe, and the Middle East regions. ZADAXIN’s approvals are principally for the treatment of HBV and as a vaccine adjuvant, with additional approvals in certain countries for the treatment of HCV, or as a chemotherapy adjuvant for cancer patients with weakened immune systems. We sell ZADAXIN in various international markets through our wholly owned subsidiary, SciClone Pharmaceuticals International Ltd. (“SPIL”).

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

Product sales of $96.3 million, $112.2 million, and $104.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, were from sales of ZADAXIN.

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

Thymalfasin for Treatment of Sepsis

Clinical trials have shown that thymalfasin improves survival in patients in intensive care units being treated for sepsis from severe bacterial infections. One publication describes the results from a large, multicenter, single-blind, randomized, and controlled trial in 361 subjects in China. This study showed that the 28-day mortality from any cause was 26% in the ZADAXIN group, versus 35% in the control group, an effect that is clinically important (p = 0.062 non-stratified analysis, p = 0.049 log-rank). Greater improvement in the biomarker HLA-DR was also seen in subjects treated with ZADAXIN (p = 0.037). No serious drug-related adverse events were recorded. These data support the usefulness of ZADAXIN in treating severe sepsis.

Thymalfasin for Enhancement of Response to Vaccines

Clinical trials have demonstrated that thymalfasin increases response to influenza and hepatitis B vaccines in the elderly and in hemodialysis patients. In elderly subjects, thymalfasin was also shown to decrease the incidence of influenza from 19% in subjects given an influenza vaccine alone, to 6% in subjects receiving thymalfasin treatment in addition to the influenza vaccine. For these clinical trials, the treatment regimen involved 8 to 10 injections of 1.6 mg doses of thymalfasin. A clinical study conducted in 2009/2010 by Sigma-Tau Finanziaria, S.p.A. in Italy, however, showed that a higher dose of thymalfasin (3.2 or 6.4 mg) given only twice (seven days prior to vaccination and on the day of vaccination) was also effective. ZADAXIN in treatment led to a statistically significant increase in the percent of subjects who seroconverted to the H1N1 vaccine (MF59 adjuvanted monovalent vaccine, Focetria™ from Novartis), and an increase in total titers, when measured at 21 or 42 days after vaccination. While this effect was no longer seen at time points 84 and 168 days after vaccination, the enhancement effect of ZADAXIN provided a significant enhancing effect in the critical first six weeks following vaccination. These promising data further support the utility of thymalfasin for use in vaccine enhancement.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Patents

We seek regulatory approval for our products in disease areas with high unmet medical need, significant market potential and where we have a proprietary position through patents covering use, manufacturing process, or composition of matter for our products. For our lead product ZADAXIN, we are the licensee or owner of patents and patent applications relating to thymalfasin and its use for a number of diseases. In particular, we are the licensee or owner of patents and applications in the US or China that are directed to thymalfasin therapy for the treatment of hepatitis B and/or hepatitis C as a monotherapy or in combination with other therapeutics, including drugs with or without regulatory approval for marketing. In China, patent number ZL99811382.4 has been granted for ZADAXIN for Chronic Hepatitis B that expires in 2019. In addition, we are the licensee or owner of several patents and applications in the US and internationally that are directed to thymalfasin therapy for vaccine enhancement. The expiring patent terms for issued or to be issued patents are from 2025 to 2030. We are also the licensee or owner of several applications in China that are directed to thymalfasin therapy for the treatment of melanoma. The expiring patent term for these patents, if issued, is 2028. We are also the licensee or owner of patents in the US and China that are directed to thymalfasin therapy for reducing side effects of chemotherapy. The expiring patent term for these issued patents is 2020. We have also applied for patents in the US and internationally that are directed to thymalfasin therapy for the treatment of severe sepsis and acute infection, as well as more specific patents for certain infections such as Aspergillus and severe acute respiratory syndrome (“SARS”). In addition, we have issued patents in the US and China directed to thymalfasin conjugates.

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

Furthermore, orphan drug exclusivity has been or may be sought where available. Such exclusivity has a term of seven years in the US and 10 years in Europe. We have obtained orphan drug designation for thymalfasin for the treatment of malignant melanoma and chronic hepatitis B in the US and for the treatment of hepatocellular carcinoma in the US and in Europe. We have filed trademark applications worldwide for ZADAXIN and other trademarks that appear on our commercial packaging and promotional literature. Copyrights for the commercial packaging may prevent counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. Brand and trademark protection are particularly important to us in China. We have implemented anti-counterfeiting measures on commercial packaging and we have registered the packaging with customs departments in countries where such procedures exist. We rely upon trade secrets, which we seek to protect in part by entering into confidentiality agreements with our employees, consultants, corporate partners, suppliers, and licensees.

MANUFACTURING

ZADAXIN is manufactured for us in Europe by third parties under exclusive contract manufacturing and supply agreements. We closely monitor production runs of ZADAXIN and conduct our own quality assurance audit programs. We believe the manufacturing facilities of our contract suppliers are in compliance with the FDA’s current Good Manufacturing Practices (“GMP”), and European equivalents of such standards. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the CFDA, the Chinese regulatory agency, and we must obtain an Imported Drug License from the CFDA permitting the importation of ZADAXIN into China. The license must be renewed every five years, and our next renewal will be required in December 2017. If we change manufacturers, these changes must 1) be approved by AIFA in Italy and 2) be accepted by the CFDA, and we must obtain a new Imported Drug License from the CFDA.

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

COMPETITION

Our competition for sales of ZADAXIN in China is primarily from generic drug manufacturers located in China that sell their product at lower prices. We compete with them based on our reputation as a provider of high quality products, including the fact that our products are produced at US and western European GMP facilities.

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

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses consist of independent R&D costs relating to the conduct of clinical trials and costs associated with in-licensing arrangements. R&D expenses were $7.5 million, $5.1 million, and $12.3 million, for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, R&D expense included $5.0 million related to upfront payments made under our recent in-license arrangements with Zensun and TLC. In addition, during the year ended December 31, 2013, R&D expense included costs incurred related to preparation for a potential sepsis clinical study for ZADAXIN we are currently contemplating. On March 2, 2012, we announced the discontinuation of our SCV-07 phase 2b clinical trial in patients with oral mucositis based on the pre-planned interim analysis results that indicated that the trial would not meet the pre-specified efficacy endpoints, and as a result, these R&D expenses decreased in 2013 and 2012 compared to 2011.

EMPLOYEES

As of December 31, 2013, we had approximately 570 employees: approximately 540 in China, approximately 20 in the US, and approximately 10 in other countries. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and commercialization activities.

GOVERNMENT REGULATION

Regulation by governmental authorities in the US, China and other foreign countries is a significant factor in the manufacturing and marketing of our products, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to our products. Our products in clinical development in the US, China and other foreign countries are subject to approval by the FDA, the CFDA and similar regulatory authorities. Manufacturing establishments are subject to inspections by regulatory authorities at the federal, state and local level and must comply with current GMP as established in various jurisdictions. In complying with GMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality assurance to ensure ongoing full technical compliance. As we do not manufacture our products, we depend on third parties to meet requisite GMP standards.

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

The CFDA is the authority that monitors and supervises the administration of pharmaceutical products and medical appliances and equipment as well as food, health food and cosmetics in China. The primary responsibilities of the CFDA include:

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

The MOH is an authority at the ministerial level under the State Council and is primarily responsible for national public health and has administrative responsibility for the CFDA. The MOH performs a variety of tasks in relation to the health industry such as establishing social medical institutes, promulgating national regulations, and producing professional codes of ethics for public medical personnel. The MOH is also responsible for international issues, such as those pertinent to foreign companies and governments.

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

Permits and Licenses for Importation, Manufacturing and Registration of Drugs

Imported Drug License. Our strategy to date has been to seek approval for the import into China of drugs approved in other markets. We must obtain an Imported Drug License from the CFDA to import a pharmaceutical product into China.

To qualify to receive an Imported Drug License from the CFDA, each manufacturing establishment must be registered with the FDA or European (“EMA”) regulatory authorities where the product is registered for sale and listed on the Certificate of Pharmaceutical Product (“CPP” or Country of Origin Approval). In general, the CFDA also requires that an imported drug must also have country of origin approval for the same indication for which an Imported Drug License is applied.

As a result, in order to obtain and maintain an Imported Drug License in China, we or our partners must also meet the regulatory requirements for the country of origin of the pharmaceutical products we import, or are seeking to import, into China.

The process for applying for and obtaining an Imported Drug License can be protracted and uncertain. In addition to the submission of clinical data from trials outside China, the CFDA may require additional clinical data, including from studies in China, and it may conduct its own inspection and testing of manufacturing facilities and of finished product. An Imported Drug License needs to be renewed every five years. Further, if the manufacturer of the pharmaceutical product changes, an additional approval is required from the CFDA, and approval will also have to be obtained in the country from which the product is imported.

For ZADAXIN, the CPP is in Italy, and was issued by the AIFA. The named manufacturer of ZADAXIN is Patheon Italia S.p.A. Aggrastat received European approval in 1998 under the Mutual Recognition Process (“MRP”) for countries in Europe (including Germany, Italy, Spain, Netherlands, Finland, Sweden, Greece, Portugal, United Kingdom, Ireland, Austria, Belgium, Luxembourg and France). Aggrastat is manufactured in Finland by Orion Corporation. We and our partners need to maintain these approvals.

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

If we were to manufacture product in China, or obtain product from Chinese contract manufacturers, such manufacturing would be subject to similar GMP standards established in China and administered by local authorities.

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

A pharmaceutical distributor (including wholesalers and retailers) must satisfy requirements as to: personnel with pharmaceutical expertise, appropriate warehousing and sanitary environments compatible with the distributed pharmaceutical products; quality management and compliance with regulations to ensure the quality of the distributed pharmaceutical products. Operations of pharmaceutical distributors must be conducted in accordance with the Pharmaceutical Operation Quality Management Rules and require a certificate from the CFDA. Pharmaceutical distributors must comply with record-keeping requirements regarding the products sold.

Price Control and Competitive Bidding

The control of prices of pharmaceutical products in China is vested in the national and provincial price administration authorities. Depending on the categories of pharmaceutical products in question and the prices of pharmaceutical products listed in the State Basic Medical Insurance and Work Injury Insurance National Essential Reimbursement Drug List, as amended (“Catalogue”), drugs with patents and other drugs whose production or trading may constitute monopolies are subject to the control of the National Development and Reform Commission (“NDRC”) of China and the relevant provincial or local price administration authorities. For pharmaceutical products manufactured or imported into China, the national price administration authority from time to time publishes price control lists specifying pricing ceilings for specific pharmaceuticals. The Ministry of Human Resources and Social Security (“MOHRSS”), together with other government authorities, determine which medicines are to be included in or removed from the Catalogue for the national medical insurance program and under which category a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A national medical insurance program participant can be reimbursed for the full cost of a Category A medicine and 60 to 90% of the cost of a Category B medicine. In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursed Drug List (“NRDL”). The main purpose of the NDRC and the NRDL price control policy is to establish new maximum allowable prices for listed pharmaceutical products which, in many cases, will be below previously established prices, thus lowering the prices for many approved pharmaceutical products. The provincial price administration authorities also publish price control lists for pharmaceutical products. Pursuant to the NDRC and Measures for Medicine Pricing by the Government, the price ceiling is determined by whether drugs are deemed essential drugs and are included on the National Essential Drug List (“NEDL”) or non-essential drugs, which could be included in the NRDL and are subject to price control. Price ceiling determinations include references to the quality of the product, whether the products are newly developed products and whether the products have patent protection in China, and the status of implementing the GMP Guidelines by the manufacturer of the relevant product.

The prices of pharmaceutical products included in the price control lists are subject to adjustment on approval by the price administration authorities from time to time. Pharmaceutical enterprises in China are required to submit cost-related information, such as raw material prices, regularly to the relevant authorities so that the authorities may take into account the prevailing market conditions when setting the prices. The price administration authorities may approve adjustments to the price of pharmaceutical products upon the pharmaceutical manufacturer’s request if material changes in the cost structure of producing the pharmaceutical products or significant changes in demand for these pharmaceutical products are recognized.

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

Health Insurance System

The MOHRSS is responsible for the reform of the medical insurance system. As part of the reform of the state basic medical insurance system for employees in the urban areas, the MOHRSS, the CFDA and various other governmental departments jointly issue the Catalogue with a view to enhancing the management of the use of drugs under the medical insurance system. The drugs listed in the Catalogue are covered by the national medical insurance program.

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

Our ability to successfully commercialize our products may depend in part on the extent to which coverage and reimbursement to patients will be available from government health care programs, private health insurers and other third-party payors or organizations. Significant uncertainty exists as to the reimbursement status of therapeutic products, such as ZADAXIN or other drugs we may develop. In most of the markets in which we are currently approved to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is not yet widely available, and in many of these countries government resources and per capita income may be so low that our products would be prohibitively expensive. We believe that certain sales of ZADAXIN in China are made with some third-party reimbursement. ZADAXIN’s national reimbursement retail list price in China was reviewed by regulatory authorities consistent with the China government’s review of pharmaceutical prices once a product has been included into the NRDL.

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

•	development of manufacturing processes that conform to FDA current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;

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

AGREEMENTS WITH THIRD PARTIES

We hold license, promotion, distribution or marketing agreements with a number of parties for products currently marketed or under development, including agreements with Biocompatibles UK Ltd (“Biocompatibles”) for the distribution of DC Bead® in China, with Strakan International S.à r.l. (“Strakan”) for Abstral™ in China, including Hong Kong and Macau, with BioAlliance Pharma SA (“BioAlliance”) for Loramyc™ in China, including Hong Kong and Macau, and with Applied Pharma Research s.a. (“APR”) for ondansetron RapidFilm™ in China including Hong Kong and Macau, and Vietnam. We had agreements during 2013 with each of the following companies for the distribution of certain products in China:

MEDA Pharma GmbH & Co. KG (“MEDA”) Agreement. We are party to an agreement with MEDA for various products under development including Tramadol. See Part I, Item 3 “Legal Proceedings” regarding the status of our agreement with MEDA from whom we license Tramadol.

Sanofi Agreements. In February 2006 and February 2008, one of our wholly-owned subsidiaries, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) entered into a series of licensing and distribution agreements with Hangzhou Sanofi-Aventis Minsheng Pharmaceuticals Co. Ltd., Sanofi-Aventis Pharma Beijing Co. Ltd., Sanofi Winthrop Industrie, and Sanofi-Aventis Pharma Beijing Co. Ltd. (collectively, “Sanofi-Aventis”) for the distribution of XatralTM, PerenamTM, Stilnox™, Tritace™, Depakine™ and RulideTM in China. Under these agreements, NovaMed Shanghai promoted product from Sanofi-Aventis for sale in China for promotion fees specified in the agreements. The promotion fees were subject to adjustment in certain circumstances. To maintain NovaMed Shanghai’s exclusive rights, NovaMed Shanghai was required to meet certain unit volume requirements. In January 2013, the parties extended the term of certain of these agreements for the distribution of Xatral, Stilnox, Tritace, and Depakine in China. These agreements expired in December 2013. See Part I, Item 3 “Legal Proceedings” for information regarding our dispute with Sanofi.

Baxter Agreement. In June 2013, NovaMed Shanghai entered into an Amended and Restated Product Promotion Agreement with Baxter Healthcare Trading (Shanghai) Co. Ltd. (“Baxter”) for the distribution of HoloxanTM, MesnaTM, and EndoxanTM in China effective January 1, 2013. Under the agreement, NovaMed Shanghai must purchase product from Baxter for sale in China, with a promotion fee specified in the agreement. To maintain NovaMed Shanghai’s exclusive rights, NovaMed Shanghai must meet certain unit volume requirements. The agreement will expire on December 31, 2017, unless renewed.

Pfizer Agreement. In December 2008, NovaMed Shanghai entered into a licensing and distribution agreement with Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) for the distribution of several pharmaceutical products (currently MethotrexateTM, EstracytTM, and FarlutalTM) in China. Under the agreement, NovaMed Shanghai must purchase product from Pfizer for sale in China at prices specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain NovaMed Shanghai’s exclusive rights, NovaMed Shanghai must meet certain unit volume requirements. The agreement will expire March 31, 2014, and is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded.

Correvio LLC Agreement (formerly Iroko Cardio LLC and acquired by Cardiome Pharma Corp. in November 2013). In December 2008, NovaMed entered into a licensing and distribution agreement with Correvio LLC (“Correvio”) for the distribution of Aggrastat™ in China. Under the agreement, NovaMed must purchase product from Correvio for sale in China at prices specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain NovaMed’s exclusive rights, NovaMed must meet certain unit volume requirements. The agreement will expire 10 years after the Initial Drug License is granted.

Zensun (Shanghai) Science & Technology Co., Ltd. In May 2013, SciClone entered into an agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) granting SciClone a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell Neucardin™, a novel, first-in-class therapeutic drug for the treatment of patients with intermediate to advanced chronic heart failure (CHF). The agreement provides for the principal terms of the arrangement between SciClone and Zensun, and the companies have agreed to negotiate a supplemental license and supply agreement.

Taiwan Liposome Company. In June 2013, SciClone entered into an agreement with Taiwan Liposome Company (“TLC”) granting SciClone a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (PAD) and other indications. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a collaboration and license agreement.

Our continued distribution of approved products depends upon the continuation of these agreements and the renewal of the agreements upon expiration.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Although we reported net income of $11.0 million, $9.6 million and $28.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, we have experienced significant operating losses in the past, and as of December 31, 2013, we had an accumulated deficit of approximately $136 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and Department of Justice (“DOJ”) investigations, our efforts to cooperate with the investigations and events related to pending litigation;

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

•

actual or anticipated fluctuations in our quarterly operating results, some of which may result from undertaking new clinical development projects, or from licensing or acquisition-related expenses including up-front fees, milestone payments and, and periodic impairment charges that have and may result from the goodwill and intangible assets recorded in the acquisition;

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

•	economic and political conditions in the US or abroad, particularly in China; and

•	broad financial market fluctuations in the US, Europe or Asia.

Our acquisition of NovaMed involves a number of risks. Although we believe we have substantially completed the integration, there are some challenges that still could affect us and we have not realized all the anticipated benefits of the acquisition. We may acquire other companies or products that present similar risks.

We believe we have substantially completed the integration of our NovaMed acquisition and our operations and personnel are utilizing common business, information and communication systems, operating procedures, financial controls and human resources practices. We have experienced a number of challenges in the process of integration which have had, and could have further adverse affects on our business. These challenges include:

•

diversion of management’s attention from normal daily operations of the business which have and could continue to adversely affect ongoing operations, including matters relating the material weakness in our internal control over financial reporting identified in the third and fourth quarters of 2012, which continued to exist as of December 31, 2013;

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

•	implementing procedures, policies and processes related to FCPA compliance; and

•	integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 that were not applicable to NovaMed prior to the acquisition.

We may enter into other acquisition transactions in the future which could present similar risks and may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and intangible assets that have been and will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; and

•	incur large and immediate write-offs of in-process research and development costs; or become subject to litigation.

Any one or all of these factors, many of which are outside of our control, may increase operating costs or lower anticipated financial performance following the NovaMed acquisition, or following any future acquisition. In addition, the combined company may lose customers, distributors, suppliers, manufacturers, partners and employees. Any diversion of management’s attention to address these factors and any difficulties associated with the acquisition of NovaMed, or of companies or products we may acquire in the future, could have a material adverse effect on the operating results of the company and on the value of our common stock, and could result in us not achieving the anticipated synergies and benefits of the acquisition underlying the two companies’ reasons for the merger. Failure to achieve our objectives could have a material adverse effect on the business and operating results of the company.

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China. The China government has previously imposed price restrictions on ZADAXIN, Aggrastat and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed.

Our product revenue is highly dependent on the sale of ZADAXIN in China. The percentage of our revenue that comes from ZADAXIN has declined since our acquisition of NovaMed as a result of additional product sales from NovaMed. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For 2013, 2012 and 2011, approximately 95%, 96% and 97% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the NDRC and provincial agencies pricing reform.

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

During the third quarter of 2012, we estimated that there was a substantial increase in ZADAXIN channel inventory levels and we believe that our sales to our customers exceeded the pace at which our customers were able to sell ZADAXIN through to other parties, primarily hospital pharmacies. As a result, ZADAXIN revenues were lower in 2013, compared to 2012. We have revised and we are implementing changes in our strategy for ZADAXIN market penetration. We believe channel inventory has returned to normal levels, and we continue to believe that we will grow demand for ZADAXIN through increased penetration in the market, however we may not be successful or we may experience future fluctuations in channel inventory either of which could adversely affect our future ZADAXIN revenue.

We could experience fluctuations in channel inventory due to actual or expected epidemics. For example, during the second quarter of 2009, we experienced a strong upsurge in ZADAXIN sales, which we believe was attributable both to the increasing penetration of ZADAXIN within the Chinese market, as well as concerns in China from the H1N1 influenza virus. If distributors and hospitals that purchase ZADAXIN stockpile more ZADAXIN than needed for current use, our subsequent sales of ZADAXIN may suffer as distributors and hospitals use ZADAXIN already in their inventory before purchasing additional product from us. This could lead to uneven future revenue results for ZADAXIN and in turn materially impact our cash flow and business condition.

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these price limits have been significantly lower than prices at which our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The price for pharmaceutical products is regulated in China both at the national and at the provincial level. The process and timing for price restrictions is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses.

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the NRDL and pricing for ZADAXIN on the NRDL was reviewed by the authorities. As a result of the China government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. SinoPharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. Since the terms of our new agreement with SinoPharm went into effect, the average impact on our sales price per unit has been a decrease of approximately 1%. As SinoPharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the NDRC price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter were reduced by amounts ranging from 10 to 20%.

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

Our business strategy is dependent in part on our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. We have experienced challenges in maintaining some of our agreements and if we fail to enter into additional agreements, our business will suffer.

Our sales and marketing strategy in China depends significantly on agreements with third parties, and potentially on entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including the products recently licensed from Zensun and TLC and products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products on the market including Aggrastat, and products in the regulatory review process, including DC Bead and several of NovaMed’s products in clinical trials, are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent on entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected. In addition, if any of such agreements acquired in our NovaMed acquisition are not renewed, we could incur a decline in sales revenues.

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

Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed under the agreements. As of December 31, 2013, we had $4.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. We have demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to our satisfaction, we intend to vigorously pursue our claims against Sanofi in arbitration.

Our agreements with Sanofi contain provisions (identical regardless of individual product promotion agreement) that required a refund of a portion of promotion service fees received during interim periods from them if defined annual sales targets were not achieved. Consistent with our past practice, and consistent with our achievement (or excess achievement) of annual revenue targets in each prior period, based on Method 2 of

Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula,” we recognized revenue during interim periods without reduction for amounts subject to refund because we met and substantially exceeded such targets on a “pro rata” basis at interim dates. Our treatment of the subject-to-refund portion is consistent with the contractual provisions, which provide that the sales targets will be measured on a pro-rated basis if an agreement were to hypothetically terminate as of any given date.

Due to Sanofi’s failure to place orders for shipment in the fourth quarter and fully meet the demand we generated, our actual promotional fees receivable in the fourth quarter of 2013 were negatively impacted. Due to this failure, we did not achieve the defined annual sales targets for fiscal 2013. Under our agreements with Sanofi, a failure to reach the annual sales target would result in approximately $6.2 million subject to refund related to our performance in the first three quarters of 2013. However, our agreements required that Sanofi continue to support our sales efforts by continuing to provide product through the end of the terms of the agreements. We believe we have no obligation to refund any amounts subject to this provision because our inability to achieve the defined annual sales was the result of a failure to perform by Sanofi.

As we are in a dispute with Sanofi concerning their performance, we therefore deferred revenue recognition of approximately $2.9 million of Sanofi promotion fees for the fourth quarter of 2013, pending resolution of the dispute. As we are legally entitled to at least the $2.9 million recorded as a receivable, the non-recognition of revenue resulted in an equal and offsetting amount of deferred revenue. Our revenues for 2013, 2012 and 2011 with Sanofi were approximately $25.0 million, $30.8 million, and $19.7 million, respectively. The termination of these agreements will negatively affect our revenues in 2014, however we believe it will have only a modest effect upon our profitability in 2014.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term through December 2017. Our other significant promotion agreement with Pfizer is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2013, 2012, and 2011 related to our agreement with Pfizer were approximately $3.1 million, $8.8 million, and $5.5 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of certain oncology products for Pfizer. Revenues related to these products were approximately $0.7 million, $1.5 million, and $2.7 million in 2013, 2012, and 2011, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. Terminations or failures to renew these or any other agreement as to some or all of the products covered by the agreement could result in a decline in revenue and in other costs including restructuring charges if a resulting revenue decline required us to reduce costs. On the other hand, if we are successful in negotiating better terms there may be a positive impact on our revenues and profitability.

Our revenue will continue to be substantially dependent on our maintaining regulatory licenses and compliance with other regulations.

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2017. Although we were successful in obtaining a renewal in 2003, 2008 and 2012, there is no assurance that we will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN to China. Correvio, LLC has obtained a license to import Aggrastat into China that also needs to be renewed every five years with the next renewal required in May 2014.

Our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the China Food and Drug Administration (“CFDA”). Some manufacturing changes may require: 1) approval by AIFA in Italy and/or 2) be accepted by the CFDA, the Chinese equivalent of the FDA. In addition, we must obtain an Imported Drug License (“IDL”) from the CFDA in order to sell ZADAXIN to the licensed importers in China. ZADAXIN registration in Italy has been essential to the renewal of our IDL from the CFDA permitting the importation of ZADAXIN into China. Our ability to continue to renew our IDL from the CFDA permitting the importation of ZADAXIN into China could be adversely affected, if we were to fail to maintain ZADAXIN registration in Italy. The CFDA, AIFA and other regulatory agencies may, and have, changed their internal administrative rules in ways that may delay or complicate the regulatory approval process. Those changes are not always disclosed or known to us and we may experience unexpected delays or additional costs as a result of such changes. Our product has been distributed in Italy through BioFutura Pharma Srl (“BioFutura”), a subsidiary of Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”). In August 2012, we entered into an agreement with BioFutura to continue to distribute ZADAXIN for SciClone in Italy. However, if we are not able to continue this arrangement, we will need to establish alternative distribution operations in Italy to ensure continuing compliance with regulations in Italy and maintain our Italian licenses.

Our sole finished goods manufacturer of ZADAXIN has recently entered into an agreement to merge with another business. The finalization of the merger is pending governmental regulatory review, but is expected to close in 2014. If the merger is completed, the new combined entity could decide to assume a new name. If our sole finished goods manufacturer of ZADAXIN assumes a new corporate name, we would be required to change all ZADAXIN-related labeling to reflect the new name, with the changes requiring regulatory approval in all countries where ZADAXIN is currently sold commercially. There is an inherent risk of delays with unknown duration during any governmental regulatory approval process, which may impact the ability of SciClone, from a logistics standpoint, to maintain sufficient inventory of finished drug product in the supply channels during the labeling transition period, especially in China. In addition, we cannot predict the decisions of the new entity, and although we do not anticipate any closure of the existing manufacturing facility, if the new entity were to choose to close the current manufacturing site or stop production of ZADAXIN, our ability to maintain sufficient inventory of finished drug product in the supply channels could be negatively impacted.

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

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit or Special Committees may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed on us. For the year ended December 31, 2013, we determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, we have recorded $2.0 million of operating expense in our 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines that are more than the estimated or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management and financial resources, which could otherwise be devoted to the operation of our business.

If we fail to achieve or maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot establish effective controls and provide reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during the third quarter of 2012, our management determined that we had a material weakness in internal control over financial reporting related to the design and operation of our controls primarily associated with product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed subsidiary. Furthermore, during the fourth quarter of 2012, our management determined that we had an additional indicator of the same material weakness related to the timing of revenue recognition for our Pfizer products and the override of related controls at our NovaMed subsidiary, and the corporate monitoring thereof. The material weakness around internal control over corporate reporting remained unremediated as of December 31, 2013. We continue to work on improvements to our internal controls and there can be no assurance that these or other material weaknesses will not occur in the future, or otherwise cause us to inaccurately report our financial statements. For example, the restatement of our financial statements for each of our first, second, and third quarters of 2012, and our financial statements for each of the second and third quarters of 2011 and the year ended December 31, 2011, were in part caused by our material weakness related to the design and operation of our controls discussed above. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

The audit report as of and for the year ended December 31, 2013 included in this annual report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as such, you do not have the benefits of such inspections.

Auditors of companies that are registered with the SEC and traded publicly in the US including our independent registered public accounting firm, must be registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Because our auditors are located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China, including our auditors. As a result, investors in our equity securities may be deprived of the benefits of PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures or quality control procedures as compared to other public company auditors outside of China that are subject to PCAOB inspections. As a result, investors in our stock may lose confidence in our reported financial information and procedures and the quality of our financial statements.

An initial decision in proceedings instituted by the SEC against five People’s Republic of China (“PRC”)-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted administrative proceedings against five PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated US securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States and which are the subject of certain ongoing SEC investigations. We were not and are not the subject involved in the proceedings brought by the SEC against the accounting firms. On January 22, 2014, the SEC Administrative Law Judge (the “ALJ”) presiding over the matter reached an initial decision. The ALJ concluded that each of the accounting firms, including our independent registered accounting firm, violated the SEC’s rules of practice by failing to produce audit workpapers directly to the SEC. It further determined that each of the firms should be censured and barred from practicing before the SEC for a period of six months. This initial decision, however, has no binding legal effect until it is reviewed and endorsed by the full SEC Commission, although that endorsement could then be subject to appeal by the accounting firms through the courts. While we cannot predict the outcome of the SEC Commission’s review or that of any subsequent appeal process, if the initial decision was upheld, the accounting firms, including our independent registered public accounting firm, would be temporarily denied the ability to practice before the SEC. If during this temporary period, there was a need to issue an audit report on our financial statements under the US federal securities laws, principally the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we are unable to timely find another registered public accounting firm which can audit and issue a report on our financial statements, our financial statements could be determined to not be in compliance with the requirements for financial statements of public companies registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a determination could ultimately lead to the delisting of our common stock from the NASDAQ Global Select Market or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, we recorded $2.4 million to bad debt expense for the year ended December 31, 2013, related to one customer whose accounts receivable are significantly past due and for which collectability is uncertain. In addition, we could also experience a charge for inventory obsolescence related to Aggrastat or other products if we are unable to sell units of Aggrastat or other products that are nearing their expiry dates, or for bad debt if a former distributor does not pay an outstanding receivable in full. Those or similar future events would have an adverse impact upon our operating results.

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

The regulatory approval processes in the US, Europe and China are demanding, lengthy and expensive. We have committed significant resources, including capital and time, to develop and seek approval for products under development, and if we do not obtain approvals we are seeking, we may be unable to achieve any revenue from these products. All new drugs, including our product candidates, are subject to extensive and rigorous regulation by the FDA, CFDA and similar regulatory agencies. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations may change from time to time and new regulations may be adopted.

Satisfaction of government regulations may take several years and the time needed to satisfy them varies substantially based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and impose costly procedures on our activities. We have experienced delays in the regulatory process and continue to experience delays, and there exists risk that we may not receive approval, including with the approval process for DC Bead or other in-licensed products. In addition, the Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. We cannot determine what the potential government pricing constraints are likely to be for products in development in advance. Therefore, we may be required to abandon the development or commercialization of a product after significant effort and expense if we determine at any time that trends in government pricing constraints will make the commercialization of a product unprofitable.

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

Following the acquisition of NovaMed, we have several products on the market in China in addition to ZADAXIN. Our future revenue growth depends to a great extent on increased sales of ZADAXIN to China and increased sales of the products promoted or marketed by NovaMed. If we fail to continue to successfully market ZADAXIN or NovaMed’s product portfolio, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business.

Our sales are concentrated in China and we face risks relating to operating in China, including pricing and other regulations, slow payment cycles and exposure to fluctuations in the Chinese economy.

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. The Chinese government has imposed price restrictions on ZADAXIN, Aggrastat and various oncology products we promote.

As a result of the China government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. SinoPharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. Since the terms of our agreement with SinoPharm went into effect, the average impact on our sales price per unit has been a decrease of approximately 1%. As SinoPharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected. As of December 31, 2013, we have accounts receivable totaling approximately $3.5 million that are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $3.5 million as a result of continual negotiations that indicate the accounts receivable balance may not be recoverable. The customer has a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on SinoPharm to supply our ZADAXIN sales. Our receivables from SinoPharm are material, and if we were unable to collect receivables from SinoPharm or any other importer, our business and cash-flow would be adversely affected. In 2012, we also relied on another distributor to supply our ZADAXIN product. Receivables from this importer are $3.5 million as of December 31, 2013 that are more than one year past due, and if we were unable to collect these receivables, our business and cash-flow would be adversely affected.

Generally, our importers are not obligated to place purchase orders for our product, and if they determined for any reason not to place purchase orders, we would need to seek alternative licensed importers, which could cause fluctuations in our revenue. As a result of our recent agreement granting certain exclusive importation rights to SinoPharm for ZADAXIN, we are dependent upon SinoPharm’s performance of its obligations under that agreement. We have a long-standing and, we believe excellent, relationship with SinoPharm; however, if SinoPharm were unable to adequately perform its obligations under, or breached, the agreement our business would be adversely affected.

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

A majority of our product sales are denominated in US dollars and a significant portion of our sales and expenses are denominated in renminbi. Fluctuation in the US dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger US dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the renminbi in a narrow currency trading band that may or may not fluctuate based on government policy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the renminbi exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the US dollar and US interest rates. A trend to a stronger US dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker US dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

We cannot predict the safety profile of the use of ZADAXIN or other drugs we may develop or market when used in combination with other drugs.

Many of our prior trials involved the use of ZADAXIN in combination with other drugs. We cannot predict how ZADAXIN or other drugs we may develop or market will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN or other drugs we may develop or market when used in certain combination therapies.

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN or other drugs we may develop, we may not be able to successfully market them.

Significant uncertainty exists as to the reimbursement status of therapeutic products, such as ZADAXIN or other drugs we may develop. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Although ZADAXIN receives some limited reimbursement in certain provinces in China, we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for other products that we sell or develop in China. The failure to obtain or maintain third-party reimbursement for our products would harm our business. Further, we cannot assure you that additional limitations will not be imposed in the future in the US or elsewhere on drug coverage and reimbursement due to proposed health care reforms. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

Conversely, if we need to reduce the size of a particular aspect of our business, including if we have contracts that are not renewed or renegotiated for products we market or promote, we are also dependent on our ability to make such adjustments while retaining suitably skilled personnel. For example, we recently reduced the size of our sales force as a result of the non-renewal of our agreement with Sanofi. In addition, we have taken corrective measures based on the findings of our Special Committee relating to its investigation of matters relating to the FCPA and have taken, and expect to continue to take corrective measures relating to managements’ evaluation of internal control over financial reporting which could have adverse effects on our business, including the loss of personnel, and changes in marketing, sales and educational practices or programs. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our sales, development and other operations, and in particular senior executives, our financial results and operations would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

We may need to obtain additional funding to support our long-term product development and commercialization programs.

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to a total of $50.5 million of its outstanding common stock. As of December 31, 2013, $9.7 million of the $50.5 million remained available under the repurchase program for future share repurchases. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products including those products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

In addition, the Company and its subsidiaries are regularly subject to tax return audits and examinations by various taxing jurisdictions, particularly in the US and China, and the US Internal Revenue Service is currently examining our 2011 US federal tax return. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, we believe that our reserves for uncertain tax positions reflect the outcome of tax positions that are more likely than not to occur. However, we cannot be certain that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax provision, operating results, financial position and cash flows in the period or periods for which that determination is made.

If we fail to protect our products, technologies and trade secrets, we may not be able to successfully use, manufacture, market or sell our products, or we may fail to advance or maintain our competitive position, and we have limited intellectual property protection in China.

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others’ applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to thymalfasin have expired, including composition of matter patents, we have rights to other patents and patent applications relating to thymalfasin and thymalfasin analogues, including method of use patents with respect to the use of thymalfasin for certain indications. Additionally, thymalfasin has received Orphan Drug designation in the US for the treatment of stage 2b through stage 4 melanoma, for the treatment of chronic active hepatitis B, for the treatment of DiGeorge anomaly with immune defects, and for the treatment of hepatocellular carcinoma. If other parties develop generic forms of thymalfasin for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of thymalfasin or their brands of thymalfasin. If other parties develop analogues or derivatives of thymalfasin, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

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

If other companies obtain patents with conflicting claims, we may be required to obtain licenses to those patents or develop or obtain alternate technology to manufacture or market the affected products and processes. We may not be able to obtain any such licenses on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products. Our efforts to defend against any of these claims would require us to devote resources and attention that could have been directed to our operations and growth plans.

We may need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others’ rights. If litigation results, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor’s rights. If any of our competitors have filed patent applications in the US that claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology. These actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

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

In addition, financial instruments may subject us to a concentration of credit risk. Most of our cash and cash equivalents are held by a limited number of financial institutions. To date, we have not experienced any losses on our deposits of cash and cash equivalents. However, if any of these instruments permanently lost value or have their liquidity impaired, it would also have a material and adverse effect on our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.

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

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information, certain information regarding our business partners, and personally identifiable information of our employees, in our computer networks. The secure maintenance and transmission of this information is critical to our operations and reputation. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Although we have not been adversely affected in any significant manner, we have experienced problems with information security in the past. Any such breach could compromise our computer networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, and damage our reputation, any of which could adversely affect our business and competitive position.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 22,000 square feet of office space for our corporate headquarters in Foster City, California, approximately 61,000 square feet of office space in China, primarily in Beijing and Shanghai, and lease approximately 2,000 square feet of combined office space in Hong Kong and Vietnam. Until June 30, 2014, we anticipate our office space in Foster City will exceed our current needs primarily as a result of the discontinuation of our US-based research and development efforts, including the SCV-07 clinical trial and related restructuring. We amended this lease in December 2013, reducing the leased space for our corporate headquarter in Foster City to 11,886 square feet effective July 1, 2014, which we believe will be adequate for our needs through the term of the lease. We believe that our other existing facilities will be adequate for our current needs and that additional space will be available as needed.

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

During the investigation, the Special Committee instructed management to (i) evaluate and to expand the Company’s training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluate existing compliance and anti-bribery policies and guidelines and to prepare new, more detailed policies and guidelines for implementation after review by our Board of Directors and/or committees of the Board of Directors, (iii) implement a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third-party events, (iv) establish an automated system for recording and approving travel and entertainment expenditures, and (v) hire a Vice President of Compliance and Internal Audit to monitor and enforce compliance with our policies. Also, upon the recommendation of the Special Committee, the Audit Committee of the Board has retained a forensic accountant to observe and make recommendations regarding our FCPA compliance.

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

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit Committee may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future, will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls in our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations or remedial actions we have taken or may take, if any, as a result of such investigations, may adversely affect our business in China. For the year ended December 31, 2013, we determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, we have recorded $2.0 million of operating expense in our 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay higher or lower damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management, Board of Directors and financial resources which could otherwise be devoted to the operation of our business.

NovaMed is a party to a Distribution and Supply Agreement with MEDA. Following our acquisition of NovaMed, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However no resolution was reached. MEDA notified NovaMed that the termination was effective as of May 2011, however as provided in the agreement, disputes, including disputes regarding termination, must be resolved in binding arbitration. We do not expect any significant revenues from this agreement until 2014. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On October 10, 2012, MEDA filed an initial response and counterclaim with CIETAC claiming MEDA’s termination was valid and demanding the transfer of certain information and rights, as well as demanding the award of damages, including attorneys’ fees in an unspecified amount. On April 16, 2013, MEDA filed a further response stating their claims and facts in support of their initial response and counterclaim. Hearings on the merits of the matter were held in August and December 2013 in Shanghai. The Arbitral Panel has made a number of procedural and preliminary decisions, but the dispute has not been resolved and the arbitration proceeding is continuing and additional, and potentially final, briefs were submitted to the Arbitral Tribunal by both parties in January 2014. We anticipate that the Arbitral Panel will make a final ruling in the first quarter of 2014. Given the procedural process and nature of this case, we are unable to make a reasonable estimate of the potential gain or loss or range of gain or losses, if any, that might arise from this matter, and there is no certainty that a final ruling may not be delayed beyond the first quarter of 2014.

On October 16, 2012, we made a claim against the former stockholders of NovaMed pursuant to the acquisition agreement relating to our acquisition of NovaMed. As a result of our claim, approximately $1.4 million in cash held in escrow and 622,363 shares of our common stock held in escrow were not released to the former NovaMed stockholders pending the outcome of our claim. The claim related to damages we incurred as a result of various matters, including in particular the understatement of product return reserves for Aggrastat product in the balance sheet of NovaMed at the date of the acquisition, and related expenses and damages. On July 8, 2013, the Company and the representatives of the former stockholders of NovaMed entered into a “Confidential Escrow Settlement Agreement” pursuant to which the Company retained approximately $0.8 million in cash and 342,300 shares of its common stock, representing 55% of the remaining cash and shares held in escrow. We have recorded the combined value of the gain of approximately $2.6 million on the settlement date to other income for the year ended December 31, 2013, and as of December 31, 2013, we have canceled and retired the shares.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al, Case No. CIV520331. The lawsuit alleges, based on the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012 resulting from the timing of revenue recognition for certain products sold by the Company’s subsidiary NovaMed, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company and other defendants filed motions to dismiss the complaint. The court granted the motions to dismiss but allowed plaintiff to amend the complaint. An amended complaint has not yet been filed. Given the procedural process and the nature of this case, including that a motion to dismiss has been filed, the Company is unable to make a reasonable estimate of the potential loss or range of losses if any that might arise from this matter.

On or about November 20, 2013, counsel for the Company sent a letter on behalf of the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”), to Sanofi (Hangzhou) Pharmaceuticals Co. Ltd. and Sanofi (Beijing) Pharmaceuticals Co., Ltd. (collectively, “Sanofi”) (i) asserting that Sanofi had breached its obligations under various agreements (the “Promotion Agreements”) between the parties for the promotion of Depakine®, Stilnox®, Tritace® and Xatral® (collectively the “Products”) by, among other things, failing to place orders for and supply Products for the fourth quarter of 2013, and failing to pay promotion fees due to NovaMed under the Promotion Agreements, and (ii) demanding that Sanofi make full payment of the promotional fees due to NovaMed, and that Sanofi cause orders to be placed for the Products for November and December of 2013 in specified quantities. On or about December 4, 2013, counsel for Sanofi responded to such demand letter (i) denying any wrongful action or breach or failure to supply Products under the Promotion Agreements, and (ii) demanding that NovaMed provide certain in-market sales data from January to November 2013, provide a sales forecast for December 2013 and cooperate with an audit by Sanofi. On December 23, 2013, counsel for NovaMed responded to Sanofi’s request for additional data and proposed a potential settlement of the dispute. In December 2013 and January 2014, the parties met to discuss potential settlement of the dispute. However, the dispute has not been resolved by the parties. NovaMed has communicated to Sanofi that if the dispute is not resolved to its satisfaction, it intends to exercise all of its legal rights and remedies under the Promotion Agreements, including pursuing arbitration of the dispute through CIETAC pursuant to the terms of the Promotion Agreements. No formal legal proceeding has been initiated by or filed against the Company in connection with this matter.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “SCLN.”

The following table sets forth the high and low sales prices per share for the quarterly periods indicated, as reported by The NASDAQ Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily reflect actual transactions.

	Price Range Common Stock
	High	Low
2013
4th quarter	$5.35	$4.34
3rd quarter	6.30	4.95
2nd quarter	5.13	4.29
1st quarter	5.39	4.34
2012
4th quarter	$6.29	$3.68
3rd quarter	7.58	4.38
2nd quarter	7.45	5.35
1st quarter	6.97	4.15

Stockholders

As of March 7, 2014, there were approximately 260 holders of record of our common stock and 51,957,936 shares of common stock issued and outstanding.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2013, 2012, and 2011 and do not currently have plans to pay any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common stock repurchases by the Company for the fourth quarter of fiscal 2013 were as follows (in thousands, except average price paid per share):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31	274	$4.90	274	$11,246
November 1 to November 30	131	$4.77	131	$10,624
December 1 to December 31	148	$4.66	148	$9,936

	553	$4.81	553

(1)	“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects the $50.5 million total authorized since the program’s inception in October 2011, less the $40.6 million we repurchased through December 31, 2013, excluding $0.3 million of commissions paid.

Performance Graph

The following line graph compares the annual percentage change in (i) the cumulative total stockholder return on the Company’s Common Stock since December 31, 2008, with (ii) the cumulative total return on (a) The NASDAQ Composite Index and (b) the NASDAQ Biotechnology Index. The comparison assumes (i) an investment of $100 on December 31, 2008 in each of the foregoing indices and (ii) reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2013 and 2012 and the selected statement of operations data for each year ended December 31, 2013, 2012, and 2011 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data as of December 31, 2011, 2010, and 2009 and the selected statement of operations data for each year ended December 31, 2010 and 2009 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	(in thousands, except per share data)
	2013	2012(1)	2011(2)	2010	2009
Statement of Operations data:
Total net revenues	$127,058	$156,269	$132,565	$85,112	$72,411
Net income	$10,964	$9,620	$28,122	$21,081	$11,945
Basic net income per share	$0.20	$0.17	$0.51	$0.44	$0.26
Diluted net income per share	$0.20	$0.16	$0.49	$0.43	$0.25
Shares used in computing:
Basic net income per share	53,587	56,637	55,110	47,624	46,574
Diluted net income per share	54,936	58,483	57,387	49,414	47,135

	As of December 31,
	(in thousands)
	2013	2012(1)	2011(2)	2010	2009
Balance Sheet data:
Cash, cash equivalents, and short-term investments	$85,803	$84,228	$66,654	$56,142	$31,333
Restricted cash and investments	75	2,759	364	—	—
Accounts receivable, net of allowance	40,008	38,109	38,465	30,671	21,394
Inventories	15,238	10,424	11,141	7,078	10,149
Deferred tax assets	374	369	1,788	—	—
Total current assets	143,411	137,329	119,694	95,948	64,465
Intangible assets, net	—	—	45,185	—	—
Goodwill	35,357	34,313	33,868	—	—
Total assets	180,227	174,071	200,844	97,807	66,900
Borrowings	1,651	1,445	2,500	2,500	—
Contingent consideration	—	—	15,400	—	—
Deferred revenue	2,915	—	—	—	141
Deferred tax liabilities	368	153	8,407	—	—
Other long-term liabilities	—	237	469	990	979
Total stockholders’ equity	146,595	143,022	150,119	82,188	57,393

(1)	During fiscal 2012, we identified an impairment indicator with respect to our intangible assets related to our promotion and distribution contract rights and recorded losses of approximately $42.7 million to recognize the full impairment. We recorded a benefit for income tax of approximately $6.8 million for the year ended December 31, 2012 due to the impairment of intangible assets, which resulted in a reversal of deferred tax liabilities. This was partially offset by the impact of recognizing a full valuation allowance on any remaining NovaMed deferred tax assets. In addition, we recorded a non-cash gain of $15.4 million related to the contingent consideration because revenue and EBITDA targets of NovaMed were not achieved.

(2)	On April 18, 2011, we acquired NovaMed Pharmaceuticals, Inc. (“NovaMed”) for approximately $24.6 million in cash and 8,298,110 shares of SciClone common stock and a contingent right to receive additional cash consideration (“the contingent consideration”) of up to $43.0 million based upon achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. Commencing April 18, 2011, the Company’s financial statements include the assets, liabilities, and operating results of NovaMed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SciClone Pharmaceuticals, Inc. (NASDAQ: SCLN) is a United States (“US”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular. We are focused on continuing to grow our revenue and profitability in the future. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we have built a solid reputation and established a strong brand through many years of experience marketing our lead product, ZADAXIN (thymalfasin). In addition, we have an established product promotion business model with large pharmaceutical partners and we are focused on establishing profitability in all of these collaborations. We believe our sales and marketing strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. This pharmaceutical market currently ranks third among the global pharmaceutical markets, and we believe China will rank second among global pharmaceutical markets by 2020. We seek to expand our presence in China and increase revenues by growing sales and profits of our current product portfolio, launching new products from our development pipeline, adding new, profitable product services agreements and leveraging our strong cash position to in-license additional products.

We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) the rest of the world, which includes our US and Hong Kong operations.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) and Correvio LLC (formerly Iroko Cardio, LLC). ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. Aggrastat®, an intervention cardiology product launched in China in 2009, is an in-licensed product with higher margins than the products we promote under services agreements and we anticipate revenues from this product will grow significantly as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products under services agreements with certain pharmaceutical partners including Baxter International, Inc. (“Baxter”) in China. We refer to these agreements as promotion agreements, service agreements and distribution contract rights agreements. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margin for us.

Our promotion agreements with Sanofi Aventis S.A. (“Sanofi”), consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed under the agreements. As of December 31, 2013, we had $4.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. We have demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to our satisfaction, we intend to vigorously pursue our claims against Sanofi in arbitration.

Our agreements with Sanofi contain provisions (identical regardless of individual product promotion agreement) that required a refund of a portion of promotion service fees received during interim periods from them if defined annual sales targets were not achieved. Consistent with our past practice, and consistent with our achievement (or excess achievement) of annual revenue targets in each prior period, based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula,” we recognized revenue during interim periods without reduction for amounts subject to refund because we met and substantially exceeded such targets on a “pro rata” basis at interim dates. Our treatment of the subject-to-refund portion is consistent with the contractual provisions, which provide that the sales targets will be measured on a pro-rated basis if an agreement were to hypothetically terminate as of any given date.

Due to Sanofi’s failure to place orders for shipment in the fourth quarter and fully meet the demand we generated, our actual promotional fees receivable in the fourth quarter of 2013 were negatively impacted. Due to this failure, we did not achieve the defined annual sales targets for fiscal 2013. Under our agreements with Sanofi, a failure to reach the annual sales target would result in approximately $6.2 million subject to refund related to our performance in the first three quarters of 2013. However, our agreements required that Sanofi continue to support our sales efforts by continuing to provide product through the end of the terms of the agreements. We believe we have no obligation to refund any amounts subject to this provision because our inability to achieve the defined annual sales was the result of a failure to perform by Sanofi.

As we are in a dispute with Sanofi concerning their performance, we therefore deferred revenue recognition of approximately $2.9 million of Sanofi promotion fees for the fourth quarter of 2013, pending resolution of the dispute. As we are legally entitled to at least the $2.9 million recorded as a receivable, the non-recognition of revenue resulted in an equal and offsetting amount of deferred revenue. Our revenues for 2013, 2012 and 2011 with Sanofi were approximately $25.0 million, $30.8 million, and $19.7 million, respectively.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. Our other significant promotion agreement is with Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) and is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2013, 2012 and 2011 related to our agreement with Pfizer were approximately $3.1 million, $8.8 million, and $5.5 million, respectively. We are actively negotiating renewal or extension of this agreement.

We are pursuing additional promotion service agreements to generate additional revenue. At the same time, we continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of certain products including certain oncology products for Pfizer. Revenues related to these discontinued products were approximately $0.7 million, $1.5 million, and $2.7 million in 2013, 2012, and 2011, respectively. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. If on the other hand our efforts to renegotiate result in better terms, there may be a positive impact on our revenues and profitability.

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as a vaccine adjuvant according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as mid-size hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by targeting numerous smaller hospitals as well as hospitals that are in more rural areas. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis.

We are also pursuing the registration of several other therapeutic products in China. These include: DC Bead®, an embolic-acting bead with drug-loading capabilities that can be used for targeted delivery of cancer chemotherapy drugs directly to the tumor; Loramyc®, a mucoadhesive tablet formulation of miconazole lauriad to treat oropharyngeal candidiasis; Rapinyl®, a sublingual tablet formulation of fentanyl to treat breakthrough cancer pain; and RapidFilm®, an oral film formulation of ondansetron to treat nausea induced by chemotherapy.

We continue to seek in-licensing arrangements for approved or late-stage, branded, well-differentiated products that if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues. In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012.

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. ProFlow has been submitted to CFDA for clinical trial approval, and it is expected that some additional clinical testing may be required prior to approval. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a supplemental collaboration and license agreement.

We believe that these licensing agreements for Neucardin and ProFlow provide us the opportunity to use our considerable sales and marketing expertise to expand our product portfolio with differentiated, high-quality products that have significant therapeutic advantages and near-term commercial potential, and that can contribute to our long-term growth.

ZADAXIN Inventories and Sales

ZADAXIN revenues for 2013 were lower compared to 2012. During the third quarter of 2012 and particularly in September 2012, we estimated there was a substantial increase in ZADAXIN channel inventory levels, and we believed that sales to our customers, importers and distributors exceeded the pace at which they were able to sell ZADAXIN through to hospital pharmacies and other parties, resulting in lower commercial sales to our importer in the fourth quarter of 2012 and for the first half of fiscal 2013. We believe ZADAXIN channel inventory has returned to normalized levels. We also believe that we will continue to see increases in hospital demand for ZADAXIN in the future through increased penetration in the market.

We believe our cash and investments as of December 31, 2013 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the year over year changes in our product sales and promotion services revenues (in thousands):

	Years Ended December 31,
	2013	Change	2012	Change	2011
Product Sales, net	$99,414	-19%	$123,171	10%	$111,951
Promotion Services	27,644	-16%	33,098	61%	20,614

Total Net Revenues	$127,058	-19%	$156,269	18%	$132,565

Product sales were $99.4 million, $123.2 million and $112.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. The decrease of $23.8 million, or 19%, for the year ended December 31, 2013 compared to 2012, was primarily attributable to a decrease in ZADAXIN unit sales and weaker demand for certain oncology and Aggrastat products. We believe our ZADAXIN product revenues in the fourth quarter of 2012 and for the year ended December 31, 2013 were adversely affected by the increase in channel inventory we experienced in the third quarter of 2012. We believe channel inventory for ZADAXIN has returned to normalized levels, and we anticipate that ZADAXIN revenues in 2014 will be higher than 2013.

The increase in product sales of $11.2 million, or 10%, for the year ended December 31, 2012, compared to 2011, was primarily attributable to increased unit sales of ZADAXIN and to a lesser extent related to oncology and Aggrastat products. ZADAXIN sales were $96.3 million for the year ended December 31, 2013, compared to $112.2 million and $104.8 million for the years ended December 2012 and 2011, respectively.

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

Promotion services revenue was $27.6 million, $33.1 million and $20.6 million for the years ended 2013, 2012, and 2011, respectively. Promotion services revenue decreased $5.5 million or 16% for the year ended December 31, 2013, compared to 2012, mainly related to the non-renewal of our promotion agreements with Sanofi and the wind down of our services with them.

Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed under the agreements. As of December 31, 2013, we had $4.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. We have demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to our satisfaction, we intend to vigorously pursue our claims against Sanofi in arbitration.

Our agreements with Sanofi contain provisions (identical regardless of individual product promotion agreement) that required a refund of a portion of promotion service fees received during interim periods from them if defined annual sales targets were not achieved. Consistent with our past practice, and consistent with our achievement (or excess achievement) of annual revenue targets in each prior period, based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula,” we recognized revenue during interim periods without reduction for amounts subject to refund because we met and substantially exceeded such targets on a “pro rata” basis at interim dates. Our treatment of the subject-to-refund portion is consistent with the contractual provisions, which provide that the sales targets will be measured on a pro-rated basis if an agreement were to hypothetically terminate as of any given date.

Due to Sanofi’s failure to place orders for shipment in the fourth quarter and fully meet the demand we generated, our actual promotional fees receivable in the fourth quarter of 2013 were negatively impacted. Due to this failure, we did not achieve the defined annual sales targets for fiscal 2013. Under our agreements with Sanofi, a failure to reach the annual sales target would result in approximately $6.2 million subject to refund related to our performance in the first three quarters of 2013. However, our agreements required that Sanofi continue to support our sales efforts by continuing to provide product through the end of the terms of the agreements. We believe we have no obligation to refund any amounts subject to this provision because our inability to achieve the defined annual sales was the result of a failure to perform by Sanofi.

As we are in a dispute with Sanofi concerning their performance, we therefore deferred revenue recognition of approximately $2.9 million of Sanofi promotion fees for the fourth quarter of 2013, pending resolution of the dispute. As we are legally entitled to at least the $2.9 million recorded as a receivable, the non-recognition of revenue resulted in an equal and offsetting amount of deferred revenue. Our revenues for 2013, 2012 and 2011 with Sanofi were approximately $25.0 million, $30.8 million, and $19.7 million, respectively.

The termination of these agreements will negatively affect our promotion services revenues in 2014; however, due to our planned restructuring activities, including a significant reduction in our sales force, we believe it will have only a modest effect on our profitability in 2014.

The increase in promotion services revenue of $12.5 million or 61% for the year ended December 31, 2012, compared to 2011 reflects the addition of promotion services revenue as a result of the NovaMed acquisition in April 2011 and also reflects an increase in Depakine product sales in the year ended December 31, 2012.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. Our other significant promotion agreement with Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2013, 2012, and 2011 related to our agreement with Pfizer were approximately $3.1 million, $8.8 million, and $5.5 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of certain oncology products for Pfizer. Revenues related to these products were approximately $0.7 million, $1.5 million, and $2.7 million, in 2013, 2012, and 2011, respectively. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. On the other hand, if we are successful in negotiating better terms, there may be a positive impact on our revenues and profitability.

All of our promotion services revenue and a majority of our product revenues related to our China segment. Total China revenues were $122.6 million, $152.2 million and $128.9 million, or 97%, 97%, and 97% of sales for the years ended December 31, 2013, 2012, and 2011, respectively. Rest of the World segment revenues were $4.4 million, $4.0 million, and $3.6 million, or 3%, 3%, and 3% for the years ended December 31, 2013, 2012 and 2011, respectively, and related to sales of ZADAXIN product.

For the year ended December 31, 2013, sales to two customers in China accounted for approximately 75% and 20% of our revenues. For the year ended December 31, 2012, sales to three customers in China accounted for approximately 59%, 20% and 12% of our revenues. For the year ended December 31, 2011, sales to three customers in China accounted for approximately 66%, 15% and 15% of our revenues. Our experience with our customers has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the year over year changes in our cost of product sales (in thousands):

	Years Ended December 31,
	2013	Change	2012	Change	2011
Cost of Product Sales	$17,668	-20%	$21,996	13%	$19,409

Cost of product sales was $17.7 million for the year ended December 31, 2013, compared to $22.0 million and $19.4 million for years ended December 31, 2012 and 2011, respectively. The decrease of $4.3 million, or 20%, for the year ended December 31, 2013, compared to 2012, was attributable to a $0.6 million decrease in ZADAXIN cost of product sales related to a decrease in ZADAXIN unit sales and a $3.7 million decrease in Aggrastat and oncology cost of sales as a result of lower sales volume of Aggrastat and Methotrexate product and discontinued sales of Adriamycin and Daunoblastina. The increase of $2.6 million, or 13%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, was attributable to an increase of $1.2 million in ZADAXIN cost of sales related to an increase in ZADAXIN unit sales and was attributable to an increase of $1.4 million in oncology and Aggrastat cost of sales related to an increase in those product sales and deliveries.

ZADAXIN cost of sales were $15.5 million for the year ended December 31, 2013, compared to $16.2 million and $15.0 million for the years ended December 31, 2012 and 2011, respectively. Gross margin for ZADAXIN was 83.9% for the year ended December 31, 2013, compared to 85.7% for both the years ended December 31, 2012 and 2011. The decrease in gross margin for ZADAXIN for the year ended December 31, 2013, compared to the years ended December 31, 2012 and 2011 was due primarily to costs incurred related to planned manufacturing process improvements for ZADAXIN, costs incurred for product warehousing fees related to the renewal of our ZADAXIN China import license, higher overhead costs related to lower production volume, and to a reduction in the list price of ZADAXIN since October 2012.

We expect our ZADAXIN cost of product sales and gross margins to fluctuate from period to period depending on the level of sales and price of our products, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory, and the timing of other inventory period costs such as manufacturing process improvements for the goal of future cost reductions.

Overall, we expect our gross margin percentages in 2014 to remain comparable to 2013, although they may fluctuate from quarter to quarter.

Sales and Marketing:

The following table summarizes the year over year changes in our sales and marketing expenses (in thousands):

	Years Ended December 31,
	2013	Change	2012	Change	2011
Sales and Marketing	$55,821	-21%	$70,327	44%	$48,853

Sales and marketing expenses were $55.8 million, $70.3 million, and $48.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. Sales and marketing expenses decreased $14.5 million or 21%, for the year ended December 31, 2013, compared to 2012. In 2013, we began expense-saving measures in our sales and marketing activities. We have also strategically reduced our sales force by over 300 salespersons compared to December 31, 2012. Sales and marketing expenses increased $21.5 million or 44% for the year ended December 31, 2012, compared to the year ended December 31, 2011 and related to increased growth in support of our commercial efforts to expand more deeply and widely throughout the China market.

The Company anticipates a reduction in sales and marketing expenses for the year ending December 31, 2014 of approximately $3.2 million related to its restructuring and the reduction in its workforce. However, we anticipate total sales and marketing expenses for the year ending December 31, 2014 to be comparable to those incurred for the year ended December 31, 2013 as we anticipate the savings from our restructuring and reduction in sales force to be offset by growth in our sales and marketing efforts.

Amortization and Impairment of Acquired Intangible Assets:

For the years ended December 31, 2012 and 2011, we recognized $2.6 million and $2.5 million, respectively, in amortization of acquired intangible assets expense. Amortization of acquired intangible assets reflects the amortization of services and distribution contract intangible assets acquired as part of the NovaMed acquisition on April 18, 2011.

During the year ended December 31, 2012, we identified an impairment indicator with respect to the intangible assets related to our promotion and distribution contract rights. We determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. We further performed a discounted cash flow analysis related to the intangible assets and determined that a full impairment should be recorded. As a result, we recognized a non-cash impairment loss of approximately $42.7 million for the year ended December 31, 2012. No further amortization expense will be recorded in future periods related to our NovaMed intangible assets.

Research and Development (“R&D”):

The following table summarizes the year over year changes in our R&D expenses (in thousands):

	Years Ended December 31,
	2013	Change	2012	Change	2011
Research and Development	$7,463	45%	$5,145	-58%	$12,346

Research and development (“R&D”) expenses were $7.5 million, $5.1 million and $12.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. For the year ended December 31, 2013, the Company recorded $5.0 million in research and development expense related to upfront payments payable under its recent in-license arrangements with Zensun and TLC. In addition during the year ended December 31, 2013, R&D expense included costs incurred related to preparation for a potential sepsis clinical study for ZADAXIN we are currently contemplating. This increase in R&D was partially offset by decreases to R&D expenses for the year ended December 31, 2013 related to the announcement in March 2012 of the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe OM based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints. R&D expenses decreased $7.2 million or 58% for the year ended December 31, 2012, compared to the year ended December 31, 2011, also primarily related to the discontinuation of this trial.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We expect our research and development expenses to increase in 2014 compared to 2013 related our support of local trials in China for Loramyc and ZADAXIN. We may also incur an additional milestone payment to TLC of $0.8 million upon clinical trial application approval which the Company anticipates may occur in the first half of 2014. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments, local registration clinical trials, or other expenses related to in-licensing and development of new products in the future. In addition, we are currently evaluating a sepsis clinical study for ZADAXIN. We anticipate a decision to do this trial would significantly impact our 2014 R&D expenses and our future R&D expenses in subsequent years.

General and Administrative:

The following table summarizes the year over year changes in our general and administrative expenses (in thousands):

	Years Ended December 31,
	2013	Change	2012	Change	2011
General and Administrative	$32,496	52%	$21,344	-11%	$24,032

General and administrative expenses were $32.5 million, $21.3 million, and $24.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. General and administrative expenses for the year ended December 31, 2013 increased by $11.2 million, or 52%, compared to the year ended December 31, 2012. We recorded $2.4 million in bad debt expense related to accounts receivable that are significantly past due from one customer. The increase in bad debt expense was determined as a result of continual negotiations that indicate the accounts receivable balance may not be recoverable. Additional increases in general and administrative expenses for the year ended December 31, 2013, included higher professional expenses of approximately $5.3 million related to legal matters associated with the ongoing government investigation and our ongoing improvements to our FCPA compliance efforts, and approximately $1.1 million mainly related to accounting matters associated with the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2012 and 2011 and matters involving consultation with the Securities and Exchange Commission related to one aspect of our accounting for one of our contracts, as well as higher general and administrative personnel-related costs and higher legal costs related to other general corporate matters.

General and administrative expenses for the year ended December 31, 2012 decreased by $2.7 million, or 11%, compared to the year ended December 31, 2011. The decrease for the year ended December 31, 2012 was attributable to $3.8 million lower NovaMed acquisition-related costs, offset partially by increased general and administrative expenses related to NovaMed as a result of our acquisition of NovaMed on April 18, 2011, and increased professional fees related to NovaMed internal control issues identified in the third and fourth quarters of 2012 and the SEC and DOJ’s ongoing investigation.

We expect our general and administrative expenses in 2014 to decrease compared to 2013 as we anticipate lower legal and accounting costs in 2014 in addition to lower bad debt expense. However, our ongoing investigations with the SEC and DOJ are unpredictable and may result in higher legal costs or fines or penalties and could affect our expenses or the timing thereof. We do not expect to incur any significant acquisition-related costs in 2014, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future. See Part I, Item 3 “Legal Proceedings”.

Restructuring Charges:

For the year ended December 31, 2013, we recorded $1.2 million to restructuring charges to reflect planned reductions in our China segment related to our sales force and the one-time termination benefits for approximately 175 employees as a result of the non-renewal of the Sanofi promotion agreement as of December 31, 2013. For the year ended December 31, 2012, we recorded $1.1 million to restructuring charges related to the Rest of the World segment to reflect reductions in our staffing following the discontinuation of the Company’s SCV-07 phase 2b clinical trial. We had no restructuring activities or expenses for the year ended December 31, 2011.

We anticipate that the restructuring plan initiated during the year ended December 31, 2013 will be completed in 2014 and the amount of accrued restructuring costs as of December 31, 2013 of $0.6 million are expected to be paid in 2014. The restructuring for the year ended December 31, 2012 was completed in 2012.

Estimated Probable SEC/DOJ Investigation Loss:

As of December 31, 2013, we determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, we recorded $2.0 million of operating expense for the year ended December 31, 2013 to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. We could be required to pay higher or lower fines or other penalties, and we cannot predict what the outcome of those investigations will be, or the timing of any resolution.

Change in Fair Value of Contingent Consideration:

As part of the acquisition of NovaMed, we would have been required to pay up to an additional $43.0 million in earn-out payments on the successful achievement of revenue and earnings targets for the 2012 and 2011 fiscal years (the “earn-out” or “contingent consideration”). We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration was remeasured each quarter, and changes to the fair value were recorded to contingent consideration expense or gain. As of December 31, 2012, the fair value of the earn-out was determined to be $0, resulting in a gain of $15.4 million for the year ended December 31, 2012. Through September 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration was subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value that resulted in a gain of $3.5 million for the year ended December 31, 2011. Our fair value estimates were based on a variety of factors that significantly fluctuated from period to period, including the likelihood that earn-out targets would be achieved and present value factors associated with the timing of the earn-out targets. The significant reduction in the valuation of the contingent consideration expense during 2012 and 2011 was primarily due to revenue and EBITDA (earnings before interest, depreciation and taxes) targets not being achieved and to the reduced probability of renewal relating to NovaMed’s product distribution agreements including, in particular, the target of renewing the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement was extended through December 31, 2013, a term less than five years.

Other Income:

On July 8, 2013, we and the representatives of the former stockholders of NovaMed entered into a “Confidential Escrow Settlement Agreement” pursuant to which we retained approximately $0.8 million in cash and 342,300 shares of our common stock, having a combined fair value of approximately $2.6 million on the settlement date. As a result, we recorded $2.6 million in the year ended December 31, 2013 to other income related to this settlement.

Provision (Benefit) for Income Tax:

The provision (benefit) for income tax relates to our foreign operations in China. The provision for income tax was $2.2 million for the year ended December 31, 2013, compared to a benefit for income tax of $3.3 million for the year ended December 31, 2012, and tax expense of $0.7 million year ended December 31, 2011, respectively. The tax benefit decreased $5.9 million for the year ended December 31, 2013, compared to 2012, and increased $4.0 million for the year ended December 31, 2012, compared to 2011, primarily related to the reversal of deferred tax liabilities due to the impairment loss of approximately $42.7 million recorded related to our intangible assets, partially offset by the impact of recording a full valuation allowance on NovaMed deferred tax assets, offset by tax expense related to growth in our China operations.

The statutory tax rate in China was 25% in 2013 and 2012, and 24-25% in 2011. Our statutory tax rate in China is 25% in 2014. We expect the provision for income tax to increase for the year ending December 31, 2014, compared to the year ended December 31, 2013 due to growth in our China operations.

We have not recorded any US federal or state income tax expense for the years ended December 31, 2013, 2012, and 2011. Undistributed earnings of our foreign subsidiaries amounted to approximately $90.4 million as of December 31, 2013. These earnings are considered to be permanently reinvested and accordingly, no deferred US income taxes have been provided thereon.

As of December 31, 2013, we had net operating loss carryforwards for federal income tax purposes of approximately $102.8 million that expire in the years 2020 through 2033. As of December 31, 2013, we had federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.1 million that expire in the years 2018 through 2033.

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

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the years presented (in thousands):

	As of December 31,
	2013	2012
Cash and investments	$85,803	$84,228

As of December 31, 2013, we had $85.8 million in cash, cash equivalents and investments of which $77.9 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. As of December 31, 2013, we determined that our remaining $90.4 million accumulated undistributed earnings of foreign subsidiaries continues to be indefinitely reinvested outside of the US. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, debt service, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries, (ii) additional investments to support our expansion in the China market as well as planned business acquisitions and/or product licensing transactions, and (iii) there is no foreseeable need to repatriate any additional undistributed earnings to fund our limited US operations. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted, we will accrue for income taxes not previously recognized. Upon distribution of those earnings, we may be subject to US federal and state income taxes. Determination of such additional tax is not practicable as it is dependent on several future uncertainties, including the amount of US tax losses, available net operating losses and, potentially, foreign tax credits available at the time of the repatriation. Based on our current operating plan, we do not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future.

	Years Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$9,502	$43,521	$29,455
Investing activities	$55	$(1,203)	$(18,840)
Financing activities	$(8,353)	$(24,699)	$2,827

Net cash provided by operating activities was $9.5 million for the year ended December 31, 2013 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, non-cash escrow share settlement, loss on maturity of available-for-sale investments, provision for losses on accounts receivable, and changes in operating assets and liabilities. As of December 31, 2013, we have accounts receivable totaling approximately $3.5 million which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $3.5 million. The customer has a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be. Accounts receivable increased $4.2 million related to an increase in our ZADAXIN sales during the fourth quarter of 2013, compared to the same quarter of 2012 when there was excess inventory of ZADAXIN in the channel. Inventory increased $4.7 million as we have now completed our new manufacturing process and processed new batches, and deferred revenue increased $2.9 million related to Sanofi promotion fees for the fourth quarter of 2013, due to uncertainty surrounding the collection of the related accounts receivable, pending the outcome of our dispute with Sanofi.

Net cash provided by operating activities was $43.5 million for the year ended December 31, 2012 and primarily reflected the net income for the period, adjusted for non-cash items such as intangible asset impairment, the change in the fair value of the contingent consideration, stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Such changes included a $2.2 million increase in accounts payable mainly related to professional and manufacturing services, and a $3.0 million increase in accrued liabilities mainly related to increases in sales and marketing and tax accruals.

Net cash provided by (used in) investing activities was $0.1 million, ($1.2) million and ($18.8) million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012, and 2011, purchases of property and equipment were $0.3 million, $1.1 million and $0.7 million, respectively. In addition, for the years ended December 31, 2013 and 2011, we received proceeds of $0.4 million and $3.1 million, from the sale or maturity of our available-for-sale securities, net of purchases. In 2012, we used $0.1 million in cash to purchase available-for-sale securities. Cash used in investing activities for the year ended December 31, 2011 also included cash used of approximately $21.3 million related to the acquisition of NovaMed.

Net cash (used in) provided by financing activities was ($8.4) million, ($24.7) million, and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, we used $12.5 million, $24.8 million, and $3.5 million, respectively, to repurchase and retire approximately 2.4 million, 4.7 million and 781,000 shares of our common stock under our stock repurchase program. For the years ended December 31, 2013, 2012, and 2011, we also received $1.7 million, $3.5 million, and $6.3 million of proceeds, respectively, from the issuances of common stock made under our stock award plans. For the year ended December 31, 2013, our subsidiary borrowed $0.6 million and repaid $2.0 million under its loan agreement with Shanghai Pudong Development Bank Co. Ltd that expired August 29, 2013. All amounts borrowed were repaid by the expiration date. The restricted cash that was used of $2.3 million during the year ended December 31, 2012 to secure the letter of credit related to the loan agreement was released during the year ended December 31, 2013 when the letter of credit was cancelled.

In December 2013, our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd., entered into a 10.0 million renminbi revolving line of credit facility (approximately $1.7 million USD) and a maximum 15.0 million renminbi loan facility (approximately $2.5 million USD) secured by its accounts receivable with Shanghai Pudong Development Bank Co. Ltd. (the “Credit Facility”). As of December 31, 2013, 10.0 million renminbi (approximately $1.7 million USD) in borrowings were outstanding on the revolving line of credit facility that must be repaid by June 4, 2014 with early repayment allowed. The Credit Facility bears interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% as of December 31, 2013). The Credit Facility expires November 30, 2014 and any amounts borrowed must be repaid by the expiration date.

The following summarizes our future contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-term debt obligation(1)	$1,696	$1,696	$—	$—	$—
Operating leases(2)	5,949	2,743	2,199	1,007	—
Purchase obligations(3)	8,289	8,289	—	—	—
Uncertain tax position(4)	4,145	—	—	—	—

Total	$20,079	$12,728	$2,199	$1,007	$—

(1)	Our short term debt obligations include our expected principal and interest obligations related to our Credit Facility with Shanghai Pudong Development Bank Co. Ltd. Our calculations of expected principal and interest payments incorporate only current period assumptions for interest rates and borrowings.

(2)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.

(3)	These consist of purchase obligations with manufacturers and distributors.

(4)	As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed under the agreements. As of December 31, 2013, we had $4.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. We have demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to our satisfaction, we intend to vigorously pursue our claims against Sanofi in arbitration.

Our agreements with Sanofi contain provisions (identical regardless of individual product promotion agreement) that required a refund of a portion of promotion service fees received during interim periods from them if defined annual sales targets were not achieved. Consistent with our past practice, and consistent with our achievement (or excess achievement) of annual revenue targets in each prior period, based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula,” we

recognized revenue during interim periods without reduction for amounts subject to refund because we met and substantially exceeded such targets on a “pro rata” basis at interim dates. Our treatment of the subject-to-refund portion is consistent with the contractual provisions, which provide that the sales targets will be measured on a pro-rated basis if an agreement were to hypothetically terminate as of any given date.

Due to Sanofi’s failure to place orders for shipment in the fourth quarter and fully meet the demand we generated, our actual promotional fees receivable in the fourth quarter of 2013 were negatively impacted. Due to this failure, we did not achieve the defined annual sales targets for fiscal 2013. Under our agreements with Sanofi, a failure to reach the annual sales target would result in approximately $6.2 million subject to refund related to our performance in the first three quarters of 2013. However, our agreements required that Sanofi continue to support our sales efforts by continuing to provide product through the end of the terms of the agreements. We believe we have no obligation to refund any amounts subject to this provision because our inability to achieve the defined annual sales was the result of a failure to perform by Sanofi. We are pending resolution of the dispute with Sanofi regarding the amount of $6.2 million subject to refund.

We have also reorganized our business as a result of the non-renewal of this agreement, and have incurred restructuring charges in the amount of approximately $1.2 million of which approximately $0.6 million is expected to be paid in fiscal 2014.

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

In August 2013, our Board of Directors approved an increase of $10.0 million to the Company’s stock repurchase program, bringing the total authorized since the program’s inception in October 2011 to $50.5 million and the Board of Directors extended the program through December 31, 2014. Under this program, we repurchased and retired 2.4 million shares at a cost of $12.5 million during the year December 31, 2013, bringing the total repurchases since the program’s inception to approximately 7.9 million shares at a cost of $40.8 million through December 31, 2013. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

In May 2013, as part of our framework agreement with Zensun, we agreed to enter into a $12.0 million loan facility to Zensun. We anticipate finalization of the licensing agreement and funding of approximately $2.3 million of the loan in the first half of 2014.

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

Critical Accounting Policies and Significant Judgments and Estimates

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the “Notes to our Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates, which require us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the relevance of our estimates and judgments. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. We recognize product revenue from selling ZADAXIN product at the time of delivery. Sales of ZADAXIN to SinoPharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. We also earn product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer products, from the date of the acquisition of NovaMed into October 2012, were based on the “sell-through” method as our distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. We did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period, therefore we applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized on receipt of cash from the distributor. On October 21, 2012, we amended the agreement with the distributor which amendment removed any contingent payment terms. Prior to the amendment, the agreement allowed for delayed payment based on the timing of sales from the distributor to the next tier customer. The amendment changed the payment terms to 60 days, thus ensuring that the distributor could not withhold payment until after the distributor received payment on sale of product to its next tier customer. The combination of the revised payment terms, together with all of the other contractual restrictions on the distributor (e.g., no return rights or other terms that may raise question as to whether or not they had taken title and assumed “risk of loss”), permitted revenue to be recognized on a “sell-in” basis upon the amendment. Therefore, from October 21, 2012 onward, we used the “sell-in” method for recognition of related revenue. All other product sales are also recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

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

Accounts Receivable

Receivable Reserve. We record a receivable reserve based on a specific review of our overdue invoices. Our estimate for a reserve is determined after considering our existing contractual payment terms, payment patterns of our customers and individual customer circumstances, the age of any outstanding receivables and our current customer relationships. Accounts receivable are charged off at the point when they are considered uncollectible. As of December 31, 2013, we had $3.7 million in accounts receivable that were past due ninety days or more. As of December 31, 2013 and 2012, we recorded a receivable reserve of approximately $3.5 million and $1.0 million, respectively, related to accounts receivable that, as of December 31, 2013, are more than one year past due from one customer where actual collections could range from $0 to $3.5 million. The receivable reserve was determined as a result of continual negotiations that indicate the accounts receivable balance may not be recoverable and represents our best estimate of these results, though actual results may vary and we continue to pursue the full amount of the receivables. We also had an additional receivable reserve of $0.1 million as of December 31, 2013 related to another customer due to our uncertainty of collecting a portion of the outstanding accounts receivable balance.

Reserve for Product Returns. We maintain a reserve for product returns based on estimates of the amount of product to be returned by our customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired on delivery or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of December 31, 2013 and 2012, we estimated a product returns reserve of $0 and $0.1 million on our consolidated balance sheet, related to oncology products and Aggrastat product sales. As part of the restatement of our financial statements for the year ended December 31, 2011, we recorded adjustments to correct errors in our product returns reserve for sales of Aggrastat sold by our subsidiary, NovaMed, prior to the date of acquisition. At the time of our NovaMed acquisition, a liability for expired Aggrastat product existed, related to pre-acquisition sales. As of December 31, 2013 and 2012, our liability for Aggrastat expired product was zero and $0.3 million, respectively. We evaluate our returns reserve quarterly and adjust it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect our results of operations or financial position. It is possible that we may need to adjust our estimates in future periods.

Inventories

Our inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis and include amounts related to materials, labor and overhead. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. If our current assumptions about future production or inventory levels and demand were to change or if actual market conditions are less favorable than those projected by management, inventory write-downs may be required, which could negatively impact our gross margins and results of operations. If obsolete items or excess are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized.

Business Combinations

We accounted for the acquisition of NovaMed in April 2011 in accordance with ASC Topic 805, Business Combinations. ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination. The consideration paid to acquire NovaMed was required to be measured at fair value and included contingent consideration, which were earn-out payments that would be paid on the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. After the total consideration transferred was calculated by determining the fair value of the contingent consideration and SciClone common stock, plus the cash consideration, we assigned the purchase price of NovaMed to the fair value assets acquired and liabilities assumed. This resulted in recognition of intangible assets related to promotion and distribution contract rights and goodwill. The determination and recognition of the consideration transferred required management to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration and intangible assets acquired.

As part of the acquisition of NovaMed, we would have been required to pay up to $43.0 million in contingent consideration on the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. As of December 31, 2012, fair value of the earn-out was determined to be $0. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When quoted prices and observable inputs are unavailable, fair values are based on internally developed cash flow models and are classified in level 3 of the valuation hierarchy. Through September 30, 2012, we estimated the fair value of the contingent consideration using a Monte Carlo simulation model and classified it in level 3 of the valuation hierarchy. The inputs used in the Monte Carlo simulation model reflected assumptions and estimates including for the risk-adjusted discount rate and volatility. Our assessment of the inputs used in the fair value measurement required judgment, and affected the valuation of the contingent consideration being measured.

The earn-out was based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA based formula. The earn-out provisions were subject to a number of adjustments and acceleration provisions. The total earn-out payments described above could have been increased by $10.0 million (but not exceeding a total maximum contingent cash consideration of $43.0 million) or reduced by $10.0 million, depending on whether we were able to achieve targets relating to product distribution agreements. We were required to remeasure the contingent consideration each reporting period until the amount of the payment was finalized, which occurred December 31, 2012. The change in the estimated fair value of the contingent consideration was recognized as an adjustment to operating expenses. From the acquisition date of April 18, 2011 to December 31, 2011 and for the year ended December 31, 2012, the estimated fair value of the contingent consideration decreased by $3.5 million and $15.4 million, respectively, primarily related to the decrease in the estimated probability of achieving revenue and EBITDA targets and to the reduced probability of renewal relating to NovaMed’s product distribution agreements, including, in particular, the target of renewing the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement was extended through December 31, 2013, a term less than five years.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with ASC Topic 805, and ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 805 requires that the acquisition method of accounting be used for all business combinations and specifies the criteria that must be met in order for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. Intangible assets and goodwill are tested for impairment at least annually or whenever events or circumstances occur that indicate impairment might have occurred or circumstances suggest that the carrying value of these assets may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets in accordance with ASC Topic 350. Judgment regarding the existence of impairment indicators will be based on operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends.

Goodwill was assigned to our China segment which focuses on our primary pharmaceutical distribution market, consisting of the acquired NovaMed business and the legacy China business of the Company, which we determined to represent a single reporting unit. For the years ended December 31, 2013, 2012 and 2011, we tested for goodwill impairment by quantitatively comparing the fair value of the reporting unit to its carrying amounts—step one of the two-step impairment test. We estimated the fair value of the China reporting unit using a discounted cash flow model. This valuation approach considers a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to impairment charges in the future. Our methodology for determining fair value remained consistent for the periods presented. If we determine that the carrying value of its reporting unit exceeds its fair value, we would then calculate the implied fair value of the reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. After completing our annual impairment review for the reporting unit during the fourth quarters of 2013, 2012 and 2011, and our interim impairment review during the third quarter of 2013 as a result of the notification by Sanofi of the non-renewal of our distribution agreement with them at the end of its term on December 31, 2013, we concluded that goodwill was not impaired in 2013, 2012 or 2011.

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

Contingent Liabilities

We record as liabilities estimated amounts for litigation, claims or other legal actions that are probable and can be reasonably estimated. The likelihood of a material change in these estimated reserves is dependent on the possible outcome of settlement negotiations, regulatory or judicial review and the development of facts and circumstances in extended litigation, which could change claims or assessments when both the amount and range of loss on some outstanding litigation is uncertain. We disclose in the footnotes of the financial statements when we are unable to make a reasonable estimate of a material liability that could result from unfavorable outcomes. As events occur, we will assess the potential liability related to any pending litigation, claims or other legal actions and adjust our estimates accordingly. As of December 31, 2013, we determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable related to the SEC and DOJ ongoing investigations. Accordingly, we recorded $2.0 million in operating expense for the year ended December 31, 2013, to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. Any fines or penalties that may be imposed, or other losses that may be realized related to the investigations could vary from the amount accrued, and such adjustments could materially impact our financial statements.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. The tax years 1995-2013 remain open to examination by the major taxing jurisdictions to which we are subject. Furthermore, we have been notified by the Internal Revenue Service that our 2011 U.S. federal income tax return has been selected for examination. The Internal Revenue Service completed their examination of our 2009 and 2008 US Federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years.

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

Restructuring Costs

When necessary, we record an expense for the estimated costs of restructuring activities. The liability recorded for restructuring costs contains uncertainties because management is required to make assumptions and to apply judgment to estimate the amounts and timing of future settlement payments and the timing of such payments. When making these assumptions, management considers a number of factors including the number of employees involved and the related benefits included in the restructuring plan, and historical settlement experience. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our restructuring liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains which would have an impact on the results of operations for that period.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for our first quarter of fiscal 2014, at which time we will include the required disclosures.

In March 2013, the FASB issued an accounting standards update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update is effective for our fiscal year beginning after December 15, 2013. We are currently evaluating the impact of this accounting standard update on our financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (“ASU 2013-11”). With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. We plan on adopting this guidance commencing in 2014 on a prospective basis. We do not expect adoption of this guidance to have a material impact on our consolidated results of operations and financial condition

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

We do not hold any derivative financial instruments for speculation or trading purposes. The majority of our sales have been in US dollars, although a significant amount of our sales are denominated in renminbi. Our purchases with contract manufacturers are denominated in US dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets and liabilities denominated in euros, renminbi and Hong Kong dollars. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. A hypothetical 1% increase or decrease in foreign exchange rates would result in an approximate $0.1 million increase or decrease in our financial assets and liabilities denominated in euros, renminbi and Hong Kong dollars, as of December 21, 2013 and 2012. These potential changes are based on sensitivity analyses performed on our financial position as of December 31, 2013 and 2012. Actual results may differ materially. We do not hold any derivative financial instruments to manage our foreign currency exchange rate risks. Such losses have not been significant to date.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, term deposits, commercial paper, corporate bonds, US treasury, or government agency notes. All of our investments mature within one year from date of purchase. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio as of December 31, 2013 or 2012.

Item 8.	Financial Statements and Supplementary Data

SCICLONE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SciClone Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SciClone Pharmaceuticals, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), as it relates to the information as of and for the year ended December 31, 2013, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the effectiveness of certain monitoring controls existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9(a). We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers Zhong Tian LLP

Shanghai, the People’s Republic of China

March 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of SciClone Pharmaceuticals, Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Our audit also included the financial statement schedule at Item 15(a)(2) for each of the years in the two-year period ended December 31, 2012. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciClone Pharmaceuticals, Inc. as of December 31, 2012, and the consolidated results of its operations, and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California

April 1, 2013

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$85,803	$84,228
Accounts receivable, net of allowance of $3,587 and $1,169 as of December 31, 2013 and 2012, respectively	40,008	38,109
Inventories	15,238	10,424
Restricted cash and investments	75	2,759
Prepaid expenses and other current assets	2,287	1,809

Total current assets	143,411	137,329
Property and equipment, net	843	1,377
Deferred tax assets	374	369
Goodwill	35,357	34,313
Other assets	242	683

Total assets	$180,227	$174,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,190	$7,787
Accrued and other current liabilities	21,464	21,427
Deferred revenue	2,915	—
Deferred tax liabilities	368	153
Short-term borrowings on loan facility	1,651	1,445

Total current liabilities	33,588	30,812
Other long-term liabilities	44	237
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,371,664 and 54,484,053 shares issued and outstanding as of December 31, 2013 and 2012, respectively	52	54
Additional paid-in capital	278,327	274,387
Accumulated other comprehensive income	4,176	2,988
Accumulated deficit	(135,960)	(134,407)

Total stockholders’ equity	146,595	143,022

Total liabilities and stockholders’ equity	$180,227	$174,071

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net revenues:
Product sales, net	$99,414	$123,171	$111,951
Promotion services	27,644	33,098	20,614

Total net revenues	127,058	156,269	132,565
Operating expenses:
Cost of product sales	17,668	21,996	19,409
Sales and marketing	55,821	70,327	48,853
Amortization of acquired intangible assets, related to sales and marketing	—	2,645	2,465
Research and development	7,463	5,145	12,346
General and administrative	32,496	21,344	24,032
Restructuring charges	1,181	1,096	—
Estimated SEC and DOJ investigation loss	2,000	—	—
Intangible asset impairment (Note 6)	—	42,728	—
Change in fair value of contingent consideration (Notes 3 & 8)	—	(15,422)	(3,495)

Total operating expenses	116,629	149,859	103,610
Income from operations	10,429	6,410	28,955
Non-operating income (expense):
Interest and investment income	85	89	71
Interest and investment expense	(103)	(185)	(213)
Other (expense) income, net	2,795	(42)	(21)

Income before provision (benefit) for income tax	13,206	6,272	28,792
Provision (benefit) for income tax	2,242	(3,348)	670

Net income	$10,964	$9,620	$28,122

Basic net income per share	$0.20	$0.17	$0.51
Diluted net income per share	$0.20	$0.16	$0.49

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$10,964	$9,620	$28,122
Other comprehensive income, net of income tax:
Available-for-sale securities:
Unrealized gain (loss) and foreign currency translation arising during the period on foreign currency denominated available-for-sale securities	(4)	19	(16)
Reclassification adjustment for losses included in net income	71	—	—

Net change	67	19	(16)
Foreign currency translation	1,121	625	2,293

Total other comprehensive income	1,188	644	2,277

Total comprehensive income	$12,152	$10,264	$30,399

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2010	48,011	$48	$225,897	$67	$(143,824)	$82,188
Net income	—	—	—	—	28,122	28,122
Other comprehensive income	—	—	—	2,277	—	2,277
Issuance of common stock for acquisition of NovaMed	8,298	8	31,522	—	—	31,530
Issuance of common stock from exercise of stock options and employee stock purchase plan	2,319	3	6,319	—	—	6,322
Compensation related to stock option awards	—	—	3,175	—	—	3,175
Repurchase of common stock	(781)	(1)	—	—	(3,494)	(3,495)

Balance as of December 31, 2011	57,847	58	266,913	2,344	(119,196)	150,119
Net income	—	—	—	—	9,620	9,620
Other comprehensive income	—	—	—	644	—	644
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	1,346	1	3,491	—	—	3,492
Compensation related to stock option awards	—	—	3,983	—	—	3,983
Repurchase of common stock	(4,709)	(5)	—	—	(24,831)	(24,836)

Balance as of December 31, 2012	54,484	54	274,387	2,988	(134,407)	143,022
Net income	—	—	—	—	10,964	10,964
Other comprehensive income	—	—	—	1,188	—	1,188
Escrow shares received in settlement and immediately retired	(342)	—	(1,866)	—	—	(1,866)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	634	—	1,705	—	—	1,705
Compensation related to stock option awards	—	—	4,101	—	—	4,101
Repurchase of common stock	(2,404)	(2)	—	—	(12,517)	(12,519)

Balance as of December 31, 2013	52,372	$52	$278,327	$4,176	$(135,960)	$146,595

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$10,964	$9,620	$28,122
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	4,007	3,897	3,108
Non-cash escrow share settlement	(1,866)	—	—
Provision for losses on accounts receivable	2,540	—	—
Depreciation and amortization	860	3,449	2,942
Intangible asset impairment	—	42,728	—
Loss on maturity of available-for-sale investment	75	—	—
Loss on disposal of fixed assets	17	—	—
Change in fair value of contingent consideration	—	(15,422)	(3,495)
Deferred income taxes	191	(6,785)	(1,602)
Other long-term liabilities	(133)	(232)	(222)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,233)	356	(2,730)
Inventories	(4,685)	801	(2,269)
Prepaid expenses and other assets	32	(156)	976
Accounts payable	(652)	2,195	945
Accrued and other current liabilities	(488)	3,070	3,680
Deferred revenue	2,873	—	—

Net cash provided by operating activities	9,502	43,521	29,455

Investing activities:
Acquisition of NovaMed, net of cash acquired	—	—	(21,256)
Purchases of available-for-sale investments	—	(75)	(1,580)
Proceeds from the sale or maturities of available-for-sale investments	379	—	4,682
Purchases of property and equipment	(324)	(1,128)	(686)

Net cash provided by (used in) investing activities	55	(1,203)	(18,840)

Financing activities:
Repurchase of common stock including commissions	(12,519)	(24,836)	(3,495)
Repayment of credit facility	(2,035)	(2,500)	—
Proceeds from borrowing on credit facilities	2,196	1,445	—
Decrease (increase) in restricted cash related to loan facility	2,300	(2,300)	—
Proceeds from issuances of common stock	1,705	3,492	6,322

Net cash (used in) provided by financing activities	(8,353)	(24,699)	2,827
Effect of exchange rate changes on cash and cash equivalents	371	(45)	195

Net increase in cash and cash equivalents	1,575	17,574	13,637
Cash and cash equivalents, beginning of period	84,228	66,654	53,017

Cash and cash equivalents, end of period	$85,803	$84,228	$66,654

Supplemental disclosure of cash flow information:
Income taxes paid related to foreign operations	$2,237	$1,893	$1,102

Interest and unused line fees paid related to borrowings	$81	$136	$169

Issuance of SciClone stock for acquisition of NovaMed	$—	$—	$31,530

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Description of Business

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”), incorporated in 1990, is a United States (US)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business in China and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. The Company’s lead product, ZADAXIN® (thymalfasin) is approved in over 30 countries and may be used for the treatment of hepatitis B (HBV), hepatitis C (HCV), as a vaccine adjuvant, and certain cancers according to the local regulatory approvals. In addition to ZADAXIN, SciClone markets approximately 10 mostly partnered products in China, including Aggrastat®, an interventional cardiology product. SciClone is also pursuing the registration of several other therapeutic products in China.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less on the date of purchase. The Company records its investments at fair value, as determined by available information on the consolidated balance sheet date. The Company’s available-for-sale portfolio as of December 31, 2013 consisted of money market funds that were included in cash and cash equivalents, and a certificate of deposit that was included in restricted cash and investments.

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

Where quoted prices are available in an active market, the Company determines fair value based on quoted market prices, and classifies these values in level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are based on observable inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and are classified in level 2 of the valuation hierarchy. When quoted prices and observable inputs are unavailable, fair values are based on cash flow models and are classified in level 3 of the valuation hierarchy. The cash flow models use inputs specific to the asset or liabilities including estimates for interest rates and discount rates including yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the assets and liabilities. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the assets and liabilities including assumptions about risk developed based on the best information available in the circumstances. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may materially affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

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

Customers that exceeded 10% of the Company’s total net revenue and related to our China segment were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Customer A	75%	59%	66%
Customer B	20%	20%	15%
Customer C	—	12%	—
Customer D	—	—	15%

A third party holds a majority interest in the Company’s largest customer.

As of December 31, 2013, approximately $38.3 million, or 88%, of the Company’s gross accounts receivable were attributable to two customers in China including $31.1 million or 71% attributable to its largest customer. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

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

Accounts Receivable

Receivable Reserve: The Company records a receivable reserve based on a specific review of its overdue invoices. The Company’s estimate for a reserve is determined after considering its existing contractual payment terms, payment patterns of its customers and individual customer circumstances, the age of any outstanding receivables and its current customer relationships. Accounts receivable are charged off at the point when they are considered uncollectible. As of December 31, 2013, the Company had $3.7 million in accounts receivable that were past due ninety days or more. As of December 31, 2013 and 2012, the Company had a receivable reserve of approximately $3.5 million and $1.0 million, respectively, related to gross accounts receivable of $3.5 million from one customer that is, as of December 31, 2013, more than one year past due. The Company increased the accounts receivable reserve in 2013 as a result of continual negotiations that indicate the accounts receivable balance may not be recoverable. The receivable reserve reflects the Company’s best estimate of the ultimate collection, though actual collections may vary and the Company continues to pursue the full amount of the accounts receivables. The Company also had an additional receivable reserve of $0.1 million as of December 31, 2013 related to another customer due to the Company’s uncertainty of collecting a portion of the outstanding accounts receivable balance.

Reserve for Product Returns: The Company maintains a reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired on delivery or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of December 31, 2013 and 2012, the Company had estimated a product returns reserve of $0 and $0.1 million, respectively, on its consolidated balance sheets related to sales of oncology products and Aggrastat®.

No reserve for product returns existed as of December 31, 2013. As of December 31, 2012, the Company had recorded a $0.3 million liability for expired product that existed at the time of the NovaMed acquisition, related to pre-acquisition sales, that was paid in 2013. The Company has concluded a liability for expired product existed at the time of the NovaMed acquisition, related to pre-acquisition sales.

The Company evaluates the need for a returns reserve quarterly and adjusts it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect the Company’s results of operations or financial position. It is possible that the Company may need to adjust its estimates in future periods.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded over the estimated useful lives of the respective assets on the straight-line basis. Office furniture and fixtures are generally amortized over five years, office equipment and computer software are generally amortized over three years, and the Company’s vehicle is being amortized over 4 years. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term on the straight-line basis. The Company’s policy is to identify and record impairment losses, if necessary, on property and equipment when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

As part of the acquisition of NovaMed, the Company recorded intangible assets related to promotion and distribution contract rights. During the year ended December 31, 2012, the Company identified impairment indicators related to the intangible assets and determined that a full impairment should be recorded. Refer to Net Intangible Assets in Note 6 for further information.

Goodwill

The Company accounted for the acquisition of NovaMed under the acquisition method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under the acquisition method of accounting, the total acquisition-date fair value of the assets and liabilities are recognized as of the closing date. The total consideration paid by SciClone to NovaMed consisted of cash, SciClone common stock, and contingent consideration. The excess of the fair value of the total consideration transferred over the acquisition-date fair value of net tangible and intangible assets and liabilities assumed was allocated to goodwill. Goodwill is tested for impairment at least annually, or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350, Intangibles — Goodwill and Other. Goodwill was assigned to the Company’s China segment which focuses on the Company’s primary pharmaceutical distribution market, consisting of the acquired NovaMed business and the legacy China business of the Company, which it determined to represent a single reporting unit. For the years ended December 31, 2013, 2012 and 2011, the Company tested for goodwill impairment by quantitatively comparing the fair value of the reporting unit to its carrying amount—step one of the two-step impairment test. In addition, during the third quarter of fiscal 2013, the Company performed an interim goodwill impairment analysis to determine if the goodwill was impaired as a result of the non-renewal of the Sanofi promotion agreement as of December 31, 2013, by comparing the fair value of the reporting unit to its carrying amount. The Company estimated the fair value of the China reporting unit using a discounted cash flow model. This valuation approach considers a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. If the Company determines that the carrying value of its reporting unit exceeds its fair value, the Company would then calculate the implied fair value of the reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. After completing the Company’s impairment review for the reporting unit during the third quarter of 2013, and fourth quarters of 2013, 2012 and 2011, the Company concluded that goodwill was not impaired in any of these years.

Contingent Consideration

As part of the acquisition of NovaMed, the Company would have been required to pay up to an additional $43.0 million in earn-out on the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). The fair value of the earn-out was re-measured each period, and changes in the fair value were recorded to “contingent consideration” in operating expenses. As of December 31, 2012, the earn-out was determined to be zero. Through September 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. Refer to Contingent Consideration in Note 3, Acquisition Note 8, and Escrow Settlement Agreement Note 9 for further information.

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

Expenses related to clinical trials generally are accrued based on estimates of work performed or the level of patient enrollment and activities according to the protocols and agreements. The Company makes adjustments, if necessary, in the periods identified to reflect actual levels of work performed, and such adjustments have historically not been material. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under certain contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses to the actual services received and efforts expended. The Company monitors planned protocols, work performed, patient enrollment levels and related activities to the extent possible and adjusts estimates accordingly.

The Company records as liabilities estimated amounts for litigation, claims or other legal actions that are probable and can be reasonably estimated. The likelihood of a material change in these estimated reserves is dependent on the possible outcome of settlement negotiations, regulatory or judicial review and the development of facts and circumstances in extended litigation which could change claims or assessments when both the amount and range of loss on some outstanding litigation is uncertain. The Company discloses in the footnotes of the financial statements when it is unable to make a reasonable estimate of a material liability that is reasonably possible to result from unfavorable outcomes. As events occur, the Company assesses the potential liability related to any pending litigation, claims or other legal actions and adjusts its estimates accordingly. Such adjustments could materially impact its financial statements.

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to US dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using average rates of exchange in effect during the period. Intangible assets and goodwill are generally recorded in the local currency which is the functional currency of the Company’s subsidiaries located in China. As a result, the carrying values of intangible assets, prior to the write down of the intangible assets, and goodwill may fluctuate with the value of the renminbi as compared to the US dollar. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income in the statement of stockholders’ equity.

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

Product Revenue. The Company recognizes product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to SinoPharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) products, from the date of the acquisition of the NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”) subsidiary in April of 2011 into October 2012, were based on the “sell-through” method as the Company’s distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. The Company did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period; therefore, the Company applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized on receipt of cash from the distributor. On October 21, 2012, the Company amended the agreement with the distributor which amendment removed any contingent payment terms. Prior to the amendment, the agreement allowed for delayed payment based on the timing of sales from the distributor to the next tier customer. The amendment changed the payment terms to 60 days, thus ensuring that the distributor could not withhold payment until after the distributor received payment on sale of product to its next tier customer. The combination of the revised payment terms, together with all of the other contractual restrictions on the distributor (e.g., no return rights or other terms that may raise question as to whether or not they had taken title and assumed “risk of loss”), permitted revenue to be recognized on a “sell-in” basis upon the amendment. Therefore, from October 21, 2012 onward, the “sell-in” method was used by the Company for recognition of related revenue. All other product sales are also recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contract, which marks the period when marketing and promotion services have been rendered and the revenue recognition criteria are met. In certain arrangements, the Company is required to return or refund a portion of promotion services fees received during interim periods from pharmaceutical customers if defined annual sales targets are not achieved. Under the Company’s agreements with these customers, if the agreement is terminated, and provided such targets have been met on a “pro rata” basis at the date of contract termination, the Company is entitled to retain the amounts paid. Due to the ability to retain amounts paid upon contract termination, provided applicable targets have been met on a “pro rata” basis at any interim date, the Company elected to recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.”

The Company’s promotion agreements with Sanofi Aventis S.A. (“Sanofi”), consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. The Company received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, the Company believes that Sanofi breached its obligations under these agreements by among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales the Company generated, and failing to pay promotion fees due to NovaMed under the agreements. As of December 31, 2013, the Company had $4.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. The Company has demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to the Company’s satisfaction, the Company intends to vigorously pursue its claims against Sanofi in arbitration.

The Company’s agreements with Sanofi contain provisions (identical regardless of individual product promotion agreement) that required a refund of a portion of promotion services fees received during interim periods from them if defined annual sales targets were not achieved. Consistent with the Company’s past practice, and consistent with its achievement (or excess achievement) of annual revenue targets in each prior period based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula,” the Company recognized revenue during interim periods without reduction for amounts subject to refund because it met and substantially exceeded such targets on a “pro rata” basis at interim dates. Our treatment of the subject-to-refund portion is consistent with the contractual provisions, which provide that the sales targets will be measured on a pro-rated basis if an agreement were to hypothetically terminate as of any given date.

Due to Sanofi’s failure to place orders for shipment in the fourth quarter and fully meet the demand the Company generated, the Company’s actual promotional fees receivable in the fourth quarter of 2013 were negatively impacted. Due to this failure, the Company did not achieve the defined annual sales targets for fiscal 2013. Under the Company’s agreements with Sanofi, a failure to reach the annual sales target would result in approximately $6.2 million subject to refund related to our performance in the first three quarters of 2013. However, the Company’s agreements required that Sanofi continue to support the Company’s sales efforts by continuing to provide product through the end of the terms of the agreements. The Company believes it has no obligation to refund any amounts subject to this provision because its inability to achieve the defined annual sales was the result of a failure to perform by Sanofi.

As the Company is in a dispute with Sanofi concerning Sanofi’s performance, the Company therefore deferred revenue recognition of approximately $2.9 million of Sanofi promotion fees for the fourth quarter of 2013, pending resolution of the dispute. As the Company is legally entitled to at least the $2.9 million recorded as a receivable, the non-recognition of revenue resulted in an equal and offsetting amount of deferred revenue. The Company’s revenues for 2013, 2012 and 2011 with Sanofi were approximately $25.0 million, $30.8 million, and $19.7 million, respectively.

Sales Tax and Surcharge Expense

Sales taxes and surcharge costs are expensed as incurred and are included in sales and marketing expense. The Company is generally subject to a 5-6.42% business tax and surcharge for its promotion services of medical products under the relevant taxation laws in China. Sales tax and surcharge costs amounted to approximately $3.5 million, $3.8 million and $2.6 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Expenses related to clinical trials generally are accrued based on estimates of work performed or the level of patient enrollment and activities according to the protocols and agreements. The Company monitors planned protocols, work performed, patient enrollment levels and related activities to the extent possible and adjusts estimates accordingly. The Company makes adjustments, if necessary, in the periods identified to reflect actual levels of work performed, and such adjustments have historically not been material. Nonrefundable advance payments for research and development goods or services are recognized as expense as the related goods are delivered or the related services are provided.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are included in cost of product sales for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2013, 2012, and 2011 were $0.1 million, $0.2 million and $0.2 million, respectively.

Legal Costs

Legal costs related to loss contingencies are expensed to general and administrative expense as incurred.

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

The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe any such uncertain tax positions currently pending will have a material adverse effect on its consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period. The Company’s policy is to recognize interest and penalties related to the estimated obligations for tax positions as a component of income tax expense. The amount of accrued interest related to tax positions taken on the Company’s tax returns and included in accrued and other current liabilities was $1.2 million, $0.8 million and $0.4 million as of December 31, 2013, 2012, 2011, respectively.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations for the years ended December 31 (in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Net income	$10,964	$9,620	$28,122
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	53,587	56,637	55,110
Effect of dilutive securities	1,349	1,846	2,277

Weighted-average shares outstanding used to compute diluted net income per share	54,936	58,483	57,387

Basic net income per share	$0.20	$0.17	$0.51
Diluted net income per share	$0.20	$0.16	$0.49

For the years ended December 31, 2013, 2012, and 2011, approximately 3,378,063, 3,280,492, and 3,030,664 shares, respectively, related to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. In addition, for the years ended December 31, 2013, 2012, and 2011, 50,171, 118,046 and 35,068 shares, respectively, subject to market or performance conditions were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met.

Segment Information

The Company operates in two segments (refer to Note 19).

Reclassifications

The Company reclassified restructuring charges of $1.0 million and $0.1 million from research and development expense and general and administrative expense, respectively, for the year ended December 31, 2012 to restructuring charges to conform to the current year presentation. These reclassifications had no effect on prior years’ net income or stockholders’ equity.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for the Company’s first quarter of fiscal 2014, at which time the Company will include the required disclosures.

In March 2013, the FASB issued an accounting standards update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update is effective for the fiscal year beginning after December 15, 2013. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

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

Note 2 — Available for Sale Investments

The following is a summary of available-for-sale investments (in thousands):

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Certificate of deposit maturing in 2014	$75	$—	$—	$75
Money market funds	28,262	—	—	28,262

Total available-for-sale investments	$28,337	$—	$—	$28,337

	As of December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses for More Than 12 Months	Estimated Fair Value
Certificate of deposit that matured in 2013	$75	$—	$—	$75
Money market funds	43,505	—	—	43,505
Restricted Italian state bonds that matured in 2013	451	—	(67)	384

Total available-for-sale investments	$44,031	$—	$(67)	$43,964

The Company realized $0.1 million in losses related to the maturity of its Italian state bonds for the year ended December 31, 2013 which amounts were reclassified out of other comprehensive income and included in other expense in net income.

The Company’s certificate of deposit for $0.1 million as of December 31, 2013 secures the Company’s letter of credit required under its European value added tax filing arrangements.

Note 3 — Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for its financial assets (available-for-sale investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Certificate of deposit	$—	$75	$—	$75
Money market funds	28,262	—	—	28,262

Total	$28,262	$75	$—	$28,337

	Fair Value Measurements as of December 31, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Certificate of deposit	$—	$75	$—	$75
Money market funds	43,505	—	—	43,505
Restricted Italian state bonds	384	—	—	384

Total	$43,889	$75	$—	$43,964

The following table provides a summary of changes in fair value of the Company’s level 3 liability during fiscal 2012 and 2011 (in thousands):

Contingent Consideration
Balance as of December 31, 2010	$—
Fair value at acquisition date	18,870
Change in the estimated fair value of the contingent consideration liability	(3,495)
Translation adjustments	25

Balance as of December 31, 2011	15,400
Change in the estimated fair value of the contingent consideration liability	(15,422)
Translation adjustments	22

Balance as of December 31, 2012	$—

Contingent Consideration

As part of the acquisition of NovaMed, the Company would have been required to pay up to an additional $43.0 million in earn-out payments on the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). The measurement period for the contingent consideration ended on December 31, 2012 and the payout of the contingent consideration was determined to be zero. The terms governing the earn-out and information regarding the estimated fair value of the earn-out are disclosed in Note 8, Acquisition.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$7,746	$3,184
Work in progress	319	904
Finished goods	7,173	6,336

	$15,238	$10,424

As of December 31, 2013 and 2012, the Company had $2.4 million and $2.3 million, respectively, in inventory held at distributors related to products sold by its NovaMed subsidiary.

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Construction in process	$143	$—
Office equipment	1,406	1,379
Leasehold improvements	1,518	1,647
Office furniture and fixtures	606	606
Software	212	204
Vehicle	68	68

	3,953	3,904
Less accumulated depreciation	(3,110)	(2,527)

Net property and equipment	$843	$1,377

Depreciation expense was $0.9 million, $0.6 million and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 6 — Net Intangible Assets

As part of the acquisition of NovaMed, the Company recorded intangible assets related to promotion and distribution contract rights that were included in the Company’s China segment. During the third quarter of 2012, the Company identified impairment indicators related to the intangible assets. The Company determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. The Company further performed a discounted cash flow analysis related to the intangible assets and determined that a full impairment should be recorded as the estimated fair value was determined to be zero. As a result, the Company recognized a non-cash impairment loss of approximately $42.7 million on its consolidated statement of income for the year ended December 31, 2012 recorded to intangible asset impairment. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value (see Note 1). The significant Level 3 unobservable inputs used in the fair value measurement of the intangible assets were estimates of projected revenues and earnings, a discount rate of approximately 20%, and assumptions regarding the probability of renewal of the customer contracts. Significant changes in the estimated revenues and earnings would have resulted in adjustments in the fair value measurement. A change in the renewal probability rates of the customer contracts would have also resulted in a significant change in the fair value measurement.

Acquired promotion and distribution contract intangible assets were being amortized on a straight-line basis over 13.5 years, based on their estimated useful life. Amortization expense was $0, $2.6 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. No further amortization expense will be recorded in future periods related to the acquired promotion and distribution contract intangible assets.

Note 7 — Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,
	2013	2012
Accrued sales and marketing expenses	$6,419	$9,051
Accrued taxes, tax reserves and interest	5,029	4,410
Accrued compensation and benefits	3,475	3,232
Accrued professional fees	1,601	1,570
Accrued manufacturing costs	1,617	882
Accrued estimated SEC and DOJ investigation loss	2,000	—
Other	1,323	2,282

	$21,464	$21,427

Note 8 — Acquisition

On April 18, 2011, SciClone acquired all the outstanding shares of NovaMed pursuant to the terms of a Share Purchase Agreement (the “Agreement”) dated April 18, 2011 between SciClone, NovaMed, the shareholders of NovaMed and SciClone Pharmaceuticals Hong Kong Limited, a wholly-owned subsidiary of SciClone. The Company acquired NovaMed to bring additional broad sales and marketing, as well as regulatory and extensive business capabilities and pharmaceutical assets, on the market as well as in the regulatory approval stage, to its growing and profitable China focused specialty pharmaceutical business. Under the terms of the Agreement, the purchase price was comprised of up-front payments of approximately $24.6 million in cash, 8,298,110 shares of SciClone common stock and the Company would have been required to pay up to an additional $43.0 million in earn-out payments on the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn out” or “contingent consideration”).

Under the Agreement, the earn-out was based on certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA (earnings before interest, depreciation and taxes) based formula. The earn-out provisions provided that: (i) if cumulative revenue in China for legacy NovaMed products for the two fiscal years ended December 31, 2012 exceeded $94.2 million, a cash payment ranging from $0 to $11.5 million would be paid, with the full amount payable if such revenue was $117.8 million or more; and (ii) if adjusted EBITDA for the two year period ended December 31, 2012 exceeded $91.8 million, a cash payment from $17.2 million to $21.5 million would have been paid with the full amount payable if such adjusted EBITDA was $137.8 million or more. Adjusted EBITDA is defined in the Agreement to exclude certain expenses which are not generally related to operating results in China, including SciClone’s US research and development expense, certain share-based compensation, license fees paid by SciClone for new products, certain legal and advisory fees related to the Agreement or to change-in-control transactions, and certain fees and expenses, including legal fees and governmental fines or settlements paid with respect to the pending formal, non-public investigation being conducted by the US Securities and Exchange Commission (“SEC”).

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

The fair value of the earn-out was re-measured each period, and changes in the fair value were recorded to “Change in fair value of contingent consideration” in operating expenses. As of December 31, 2012, the earn-out was determined to be zero. Through September 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The estimated fair value of the contingent consideration was subject to fluctuations as a result of adjustments to certain performance metric projections used to estimate the fair value. As of December 31, 2011, the significant unobservable inputs used in the fair value measurement of the contingent consideration were revenue volatility of 40%; revenue discount rate of 20%; risk free rate of 0.15%; earn-out discount rate, including counterparty risk of 5%; estimates of projected revenues and earnings before taxes; and other assumptions regarding customer conditions, and employment termination considerations. Significant changes in the estimated revenues, earnings before taxes, customer conditions, and revenue volatility would have resulted in changes in the fair value measurement. Generally, a change in the assumptions used for the revenue discount rate was accompanied by a change in the fair value of the contingent consideration.

The Company initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration was remeasured each quarter, and changes to the fair value were recorded to contingent consideration expense or gain. As of December 31, 2012 and 2011, the Company estimated the fair value of the contingent consideration to be $0 and $15.4 million, resulting in a non-cash gain of $15.4 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively. The earn-out period closed as of December 31, 2012, and as such, the Company has no contingent consideration recorded subsequent to this date. The significant reduction in the valuation of the contingent consideration expense for 2012 was primarily due to revenue and EBITDA targets not being achieved and to the reduced probability of renewal relating to NovaMed’s product distribution agreements, including, in particular, the target of renewing the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement was extended through December 31, 2013, a term less than five years.

Under the acquisition method of accounting, the total acquisition-date fair value of the assets and liabilities are recognized as of the closing date, and the excess of the consideration transferred over the acquisition date fair value of net assets acquired is recorded as goodwill. The total purchase price of the net assets acquired and included in the Company’s consolidated balance sheet is as follows (in thousands):

Cash	$3,322
Accounts receivable	4,827
Inventory	1,724
Prepaid and other assets	486
Property and equipment	80
Deferred tax assets	1,389
Intangible assets — promotion and distribution contract rights	46,310
Goodwill	32,843
Deferred tax liabilities	(9,352)
Liabilities assumed	(6,651)

Total net assets acquired	$74,978

Goodwill, which is included in the Company’s China segment, was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of NovaMed reflected planned benefits from combining the operations of NovaMed with the operations of SciClone and any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified products. Goodwill is not amortized and is not deductible for tax purposes.

The following table represents the changes in goodwill for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Balance as of December 31, 2010	$—
Goodwill for the acquisition of NovaMed	32,843
Translation adjustments	1,025

Balance as of December 31, 2011	$33,868
Translation adjustments	445

Balance as of December 31, 2012	$34,313
Translation adjustments	1,044

Balance as of December 31, 2013	$35,357

Deferred tax liabilities as of December 31, 2011, reflected non-deductible amortization expenses associated with the promotion and distribution contract intangible assets recognized as part of the acquisition.

The results of operations of NovaMed are included in the Company’s financial statements from April 18, 2011, the date of acquisition. The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the year ended December 31, 2011 assuming NovaMed had been acquired on January 1, 2011. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future. (in thousands, except per share data):

Total revenues	$140,604
Net income	$24,849
Basic net income per share	$0.45
Diluted net income per share	$0.43

The following table presents information for NovaMed that is included in SciClone’s consolidated statement of income from April 18, 2011 through December 31, 2011(in thousands):

Total revenues	$27,852
Net loss	$(3,835)

For the year ended December 31, 2011, the Company recorded acquisition-related transaction costs of $3.8 million which were included in general and administrative expense in the consolidated statement of income.

Note 9 — Escrow Settlement Agreement

On October 16, 2012, the Company made a claim against the former stockholders of NovaMed pursuant to the acquisition agreement relating to its acquisition of NovaMed. As a result of the Company’s claim, approximately $1.4 million in cash that was held in escrow and 622,363 shares of the Company’s common stock that was held in escrow were not released to the former NovaMed stockholders pending the outcome of the Company’s claim. The claim related to damages the Company incurred as a result of misrepresentations made by NovaMed regarding various matters, including the estimated product return reserves for Aggrastat product on the date of the acquisition, and related expenses and damages. On July 8, 2013, the Company and the representatives of the former stockholders of NovaMed entered into a “Confidential Escrow Settlement Agreement” pursuant to which the Company retained approximately $0.8 million in cash and 342,300 shares of its common stock, having a combined value of approximately $2.6 million on the settlement date that was recorded to other income during the year ended December 31, 2013. As of December 31, 2013, the Company has canceled and retired the shares.

Note 10 — Commitments

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of December 31, 2013, the Company did not have any material unmet purchase obligations.

Leases

In May 2007, the Company entered into a non-cancelable operating lease agreement for its corporate headquarters (“the Lease”) effective from July 1, 2007 through June 30, 2014. In September 2008, the Company entered into an amendment to the Lease for additional office space (“the Expansion Agreement”) that expires on June 30, 2014. Both the Lease and Expansion Agreements contain rent escalations of approximately 4% and 6% per year, respectively. The Company is recognizing the rental expense on a straight-line basis over the lease terms. Under the terms of the Lease and the Expansion Agreements, the Company was provided allowances in the amounts of approximately $0.2 million and $0.5 million, respectively, towards the cost of its leasehold improvements and as an incentive to rent, respectively. The Company has recorded these allowances as deferred rent which is being amortized over the lease terms as a reduction of rent expense. The leases require the Company to pay insurance and taxes and its pro-rata share of operating expenses.

In December 2013, the Company entered into a second amendment to the Lease extending the term of the lease for an additional four years through June 30, 2018, with an option to renew for an additional five year period. Beginning on July 1, 2014, the second amendment will reduce the amount of leased office space from the approximately 21,517 square feet currently leased (a portion of which is currently subleased to a subtenant) to approximately 11,886 square feet. It will also reduce the base rent from the current monthly base rent of $120,824 to an initial base rent of $51,704 in the first year, with rent escalations of approximately 3% per year. In addition, the Company will receive a rent abatement for the first four months of the extended lease term.

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

The Company also leases other office facilities and equipment outside the US under non-cancelable operating lease agreements and subleases certain office facilities to a third party. Rent expense for the years ended December 31, 2013, 2012, and 2011 was $2.9 million, $2.9 million, and $2.1 million, respectively. Future minimum lease payments and sublease rental income under non-cancelable facility and equipment operating lease agreements as of December 31, 2013, were as follows (in thousands):

Year ended:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2014	$2,780	$37	$2,743
2015	1,264	—	1,264
2016	935	—	935
2017	668	—	668
2018	339	—	339

	$5,986	$37	$5,949

Note 11 — Credit Facilities

Credit Facility

In December 2013, the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd., entered into a 10.0 million renminbi revolving line of credit facility (approximately $1.7 million USD) and a maximum 15.0 million renminbi loan facility (approximately $2.5 million USD) secured by its accounts receivable with Shanghai Pudong Development Bank Co. Ltd. (“the Credit Facility”). As of December 31, 2013, 10.0 million renminbi (approximately $1.7 million USD) in borrowings were outstanding on the revolving line of credit facility that must be repaid by June 4, 2014 and early repayment is allowed. The Credit Facility bears interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% as of December 31, 2013). The Credit Facility expires November 30, 2014 and any amounts borrowed must be repaid by the expiration date.

Loan Agreement

The Company’s 2012 loan agreement for 12.5 million renminbi (approximately $2.0 million) with Shanghai Pudong Development Bank Co. Ltd. expired August 29, 2013. All amounts borrowed were repaid by the expiration date. The loan bore interest on borrowed funds at 7.5%. For the years ended December 31, 2013 and 2012, the Company paid interest of approximately $81,000 and $11,000, respectively, related to this loan agreement.

Silicon Valley Bank (“SVB”) Line of Credit

The Company’s loan and security agreement with SVB (“the Credit Facility”) for a financing facility up to $15 million expired on October 1, 2012. The Credit Facility bore interest on borrowed funds at the bank’s prime rate plus 1.25% (5.25% in 2012) on outstanding balances.

Note 12 — Restructuring Charges

In December 2013, the Company announced a plan to significantly reduce its workforce by approximately 175 employees, from approximately 650 full-time employees, primarily in sales and marketing that were included in the Company’s China segment. The restructuring was decided as a result of the non-renewal of the Company’s distribution agreement with Sanofi as of December 31, 2013. The decision resulted in severance-related charges of approximately $1.2 million recognized to restructuring expense in the consolidated statement of income for the year ended December 31, 2013. As of December 31, 2013, the Company had paid $0.6 million of the restructuring related charges and had accrued $0.6 million of the severance-related charges which it anticipates paying in 2014. The Company anticipates a reduction of approximately $3.2 million in sales and marketing expenses for the year ended December 31, 2014 related to this restructuring and the reduction in its workforce.

In March 2012, the Company implemented a reduction in its workforce of 11 full-time employees, primarily in research and development that were included in the Company’s Rest of the World (including the US) segment. The restructuring followed the discontinuation of the Company’s SCV-07 phase 2b clinical trial. The reduction in workforce resulted in severance-related charges of approximately $1.1 million recognized to restructuring expense in the consolidated statement of income for the year ended December 31, 2012. As of December 31, 2013, the Company had completed its SCV-07 restructuring activities.

Note 13 — Income Taxes

The Company recorded income tax expense (benefit) of $2.2 million, ($3.3) million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, related to its operations in China. The Company’s statutory tax rate in China was 25% in 2013 and 2012, and was 24-25% for the year ended 2011. The Company has not recorded any significant US federal or state income tax expense for the years ended December 31, 2013, 2012, and 2011. Undistributed earnings of the Company’s foreign subsidiaries that are considered to be permanently invested outside the US and for which no US taxes have been provided amounted to approximately $90.4 million as of December 31, 2013. Upon distribution of those earnings, the Company may be subject to US federal and state income taxes, although determining the amount is not practicable as it is dependent on the amount of US tax losses at the time of the repatriation.

The domestic and foreign components of income (loss) before provision (benefit) for tax for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Domestic	$(17,168)	$(11,541)	$(17,939)
Foreign	30,374	17,813	46,731

Pre-tax income	$13,206	$6,272	$28,792

A reconciliation of the statutory federal income tax rate of 34% to the actual tax rate for the years ended December 31 is as follows (in thousands):

	2013	2012	2011
Tax at federal statutory rate	$4,490	$2,132	$9,789
Foreign income tax at different rates	(8,383)	(10,405)	(16,137)
Taxable dividend from foreign subsidiary	—	11,900	10,506
Uncertain tax positions accrual	297	999	925
Change in valuation allowance	5,254	(7,945)	(4,674)
Stock-based compensation	(87)	(41)	30
Non deductible expenses	670	11	237
Other	1	1	(6)

Income tax expense (benefit)	$2,242	$(3,348)	$670

The provision (benefit) for income taxes for the years ended December 31 consisted of the following (in thousands):

	2013	2012	2011
Federal	$—	$—	$(5)
State	1	1	1
Foreign	2,032	3,445	2,259

Total current	2,033	3,446	2,255
Federal	—	—	—
State	—	—	—
Foreign	209	(6,794)	(1,585)

Total deferred	209	(6,794)	(1,585)

Income tax expense (benefit)	$2,242	$(3,348)	$670

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$33,654	$28,625
Research and development credit carryforwards	10,498	10,143
Intangibles	337	388
Other	2,867	4,627

Gross deferred tax assets	47,356	43,783
Valuation allowance	(47,350)	(42,932)

Total deferred tax assets	6	851

Deferred tax liabilities:
Other	—	(635)

Total deferred tax liabilities	—	(635)

Net deferred tax liabilities	$6	$216

Realization of deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been largely offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $4.4 million, ($7.7) million, and ($4.9) million, in the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $102.8 million that expire in the years 2020 through 2033, and federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.1 million that expire in the years 2018 through 2033. As of December 31, 2013, the Company has state net operating loss carryforwards of approximately $28.1 million that expire in the years 2014 through 2030, if not utilized, and state research and development tax credit carryforwards of approximately $2.1 million that do not expire. Approximately $3.7 million of the valuation allowance relates to benefits associated with stock option deductions that, when recognized, will be credited directly to stockholders’ equity.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

As of December 31, 2013, the unrecognized tax benefit was $6.1 million, of which $2.9 million, if recognized would affect the effective tax rate, and $3.2 million would be offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	December 31,
	2013	2012	2011
Balance beginning of period	$6,053	$5,715	$4,225
Tax positions related to current year:
Additions for current year items	36	1,050	955
Additions for prior year items	88	—	510
Reductions for prior year items	(115)	(747)	(33)
Changes for foreign currency translation	76	35	58

Balance end of period	$6,138	$6,053	$5,715

Tax years 1995-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. Furthermore, the Company has been notified by the Internal Revenue Service that its 2011 US federal tax return has been selected for examination. During 2012, the Internal Revenue Service concluded its examination of the Company’s 2008 and 2009 US federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years. Although the outcome of income tax examinations is uncertain, and the amounts ultimately paid, if any, on resolution of any issues raised by the taxing authorities may differ materially from the amounts accrued for each year, the Company does not anticipate any material change to the amount of its unrecognized tax benefits over the next 12 months.

Note 14 — Stockholders’ Equity

Stock Award Plans

The Company’s 1995 Equity Incentive Plan has reserved approximately 6,100,000 shares of common stock for issuance and permits the grant of incentive stock options, nonstatutory stock options and other forms of equity compensation. Although the 1995 Plan has expired, the outstanding stock options relating to it are fully valid.

The Company’s 2005 Equity Incentive Plan (the “2005 Plan”) has reserved 13,600,000 shares of common stock for issuance. The 2005 Plan permits the grant of incentive stock options, nonstatutory stock options, restricted stock units, performance shares and other forms of equity compensation. As of December 31, 2013, approximately 3,342,000 shares of common stock were available for future issuance under the 2005 Plan.

Under the 1995 and 2005 Plans, options are exercisable upon conditions determined by the board of directors and expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years, or on achievement of certain market and service conditions. See Stock-Based Compensation.

The Company’s 2004 Outside Directors Stock Option Plan (the “2004 Director Plan”) has reserved 1,765,000 shares of common stock for issuance. The 2004 Director Plan automatically grants nonqualified stock options to nonemployee directors on their appointment or first election to the Company’s board of directors (“Initial Grant”) and annually on their reelection to the board of directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). As of December 31, 2013, approximately 48,000 shares of common stock were available for future issuance under the 2004 Director Plan.

Under the 2004 Director Plan, options are granted at fair market value on the date of grant and expire ten years from the date of grant. Initial Grants become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, and Annual Grants become exercisable in twelve equal monthly installments from the date of grant, subject in each case to the director’s continuous service on the Company’s board of directors.

Certain stock option awards are subject to accelerated vesting if there is a change in control.

The Company issues new shares on exercise, for release of restricted stock units, and for issuance of stock under for its employee stock ownership plan.

Stock-Based Compensation

The following table summarizes the stock-based compensation expenses included in the Company’s consolidated statements of income (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Sales and marketing	$1,113	$1,169	$779
Research and development	122	212	424
General and administrative	2,772	2,516	1,905

	$4,007	$3,897	$3,108

Compensation cost capitalized in inventory was approximately $0.1 million for the years ended December 31, 2013, 2012, and 2011. There has been no income tax benefit recognized in the income statement for share-based compensation arrangements.

Valuation Assumptions

The fair value granted under the Company’s stock option and ESPP plans is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach with the following weighted-average assumptions for the years ended December 31:

	2013	2012	2011
Risk-free interest rate:
Time-based stock options	1.02%	0.92%	2.34%
Performance-based stock options	1.22	0.96	1.96
ESPP	0.06	0.09	0.06
Volatility factor of the market price of the Company’s common stock:
Time-based stock options	64.12%	63.79%	65.16%
Performance-based stock options	63.20	63.66	65.14
ESPP	37.36	56.79	50.67
Weighted-average expected life (years):
Time-based stock options	5.10	5.21	5.28
Performance-based stock options	5.04	5.22	5.28
ESPP	0.25	0.25	0.25
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s history and expectations of no dividend payouts. Expected volatility is based on the historical volatility of the Company’s stock. The expected term of options granted is derived from historical data on employee exercises and terminations.

Stock Options

The following table summarizes stock option activity as of December 31, 2013, and changes during the year then ended are presented below (in thousands, except per share and term amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2011	7,461	$2.74	6.22	$12,034
Options forfeited	(762)	3.84
Options granted	2,504	5.06
Options exercised	(2,288)	2.71

Balance as of December 31, 2011	6,915	$3.46	6.98	$8,130
Options forfeited	(1,536)	5.13
Options granted	1,889	6.14
Options exercised	(1,270)	2.66

Balance as of December 31, 2012	5,998	$4.05	6.06	$5,575
Options forfeited	(966)	5.45
Options granted	1,637	4.76
Options exercised	(574)	2.82

Balance as of December 31, 2013	6,095	$4.14	5.66	$7,199

Vested and expected to vest after
December 31, 2013	5,710	$4.08	5.45	$7,076
Exercisable as of December 31, 2013	3,963	$3.65	4.08	$6,524

In May 2010, the Company amended target-stock-price-based options to purchase an aggregate of 750,000 shares of the Company’s common stock that were still subject to vesting that had been granted to its chief executive officer. The amendment modified the vesting provisions of the options such that 1/36th of the unvested stock options vest monthly over a three-year period, with initial vesting occurring on June 1, 2010. The fair value of the modified award was estimated using the Black-Scholes option valuation model with the assumptions of a risk-free rate of 2.28%, a volatility factor of 71.83%, a dividend yield of 0%, and an expected life of 5.07 years. The incremental compensation cost resulting from the modification and the remaining unrecognized compensation expense from the original award were recognized ratably over the three-year vesting period. The Company recorded expense of approximately $0.1 million, $0.4 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively, related to these options.

During 2013, the Company extended the period in which two of the Company’s board members could exercise their outstanding vested stock options following the cessation of their service to the Company from ninety days to the second anniversary of the date of cessation of service which ceased on June 27, 2013. The Company recorded expense of approximately $0.2 million for the year ended December 31, 2013 related to these modifications. In addition, the Company extended the period in which two former employees of the Company could exercise their outstanding vested stock options following the cessation of their service to the Company from ninety days to the one year anniversary of the date of cessation of their services. The Company recorded expense of approximately $0.1 million for the year ended December 31, 2013 related to these modifications.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest on meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. If it is subsequently determined that the performance goal is not probable of achievement, the expense related to the performance-based option is reversed. For years ended December 31, 2013, 2012, and 2011, the Company recognized approximately $39,000, $36,000 and $0.2 million, respectively, of expense related to performance-based options.

The weighted-average fair value of stock options granted for the years ended December 31, 2013, 2012, and 2011 was $2.56, $3.36, and $2.79, respectively. The intrinsic value of options at time of exercise was $1.3 million, $4.5 million, and $5.8 million, for the years ended December 31, 2013, 2012, and 2011, respectively. The estimated fair value of shares vested for the years ended December 31, 2013, 2012, and 2011 was $3.8 million, $4.1 million, and $3.3 million, respectively. As of December 31, 2013, unamortized compensation expense related to unvested options was approximately $4.2 million, net of forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.55 years. Cash received from stock option exercises was $1.6 million, $3.4 million, and $6.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

RSUs

The following table summarizes RSU activity as of December 31, 2013, and changes during the year then ended are presented below (in thousands):

	Restricted Stock Units Outstanding
	Number of Shares	Aggregate Intrinsic Value
Balance as of January 1, 2011	—
Awarded	192
Vested/Released	—
Forfeited	(15)

Balance as of December 31, 2011	177	$758
Awarded	190
Vested/Released	(47)
Forfeited	(60)

Balance as of December 31, 2012	260	$1,121
Awarded	170
Vested/Released	(39)
Forfeited	(23)

Balance as of December 31, 2013	368	$1,857

Vested and expected to vest after December 31, 2013	321	$1,616
Ending Exercisable as of December 31, 2013 (Vested and deferred)	—	—

The RSUs generally vest 25% approximately one year after grant date with the remaining shares vesting either approximately annually or quarterly in equal installments over a three-year period, depending on the terms of the grant. The weighted average fair value at grant date of the RSUs was $4.98, $6.49 and $5.81 for the years ended December 31, 2013, 2012, and 2011, respectively. There were no RSUs granted by the Company in any period prior to 2011. As of December 31, 2013, there was approximately $0.8 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 1.30 years.

Employee Stock Purchase Plan

As of December 31, 2013, 1,300,000 shares of the Company’s common stock are reserved for issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may choose to have up to 15% of their salary withheld to purchase the Company’s common stock and may purchase up to 1,000 shares per offering period. Each offering under the ESPP is for a three-month period. The purchase price of the stock issued under the ESPP will be equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering or on the final day of the offering period. As of December 31, 2013, 484,213 shares of common stock were available for issuance under the ESPP.

Repurchase of Common Stock

In August 2013, the Company’s Board of Directors approved an increase of $10.0 million to the existing $40.5 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to approximately $50.5 million. In addition, the Board of Directors approved extending the repurchase program through December 31, 2014. The Company repurchased and retired 2,404,034, 4,709,651 and 780,892 shares at a cost of $12.5 million, $24.8 million and $3.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, $9.7 million of the $50.5 million share repurchase program authorized by the Board was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

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

Note 15 — Accumulated Other Comprehensive Income (Loss)

Changes in the composition of accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Foreign Currency Translation	Available-for-Sale Investments	Total
Balances as of January 1, 2011	$137	$(70)	$67
Other comprehensive income (loss)	2,293	(16)	2,277

Balances as of December 31, 2011	2,430	(86)	2,344
Other comprehensive income (loss)	625	19	644

Balances as of December 31, 2012	3,055	(67)	2,988
Other comprehensive income before reclassifications	1,121	(4)	1,117

Amounts reclassified out of accumulated other comprehensive income (loss) to other income
(expense), net	—	71	71

Net current-period other comprehensive income	1,121	67	1,188

Balances as of December 31, 2013	$4,176	$—	$4,176

Note 16 — 401(k) Plan

The Company has a pre-tax savings plan covering most US employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions. Company contributions, which can be terminated at the Company’s discretion, were approximately $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 17 — Licensing Agreements

Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”)

On May 13, 2013, the Company, through a designated affiliate, entered into a framework agreement with Zensun for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The Zensun agreement provides the principal terms of the arrangement. The Company is negotiating a supplemental license and supply agreement with Zensun.

Subject to certain conditions, the Company has agreed to make payments of up to $18.5 million to Zensun, consisting of an upfront payment amount and further amounts on the achievement of certain milestones, including the approval of a new drug application for Neucardin™, the granting of a manufacturing license, good manufacturing practices certificate and drug approval number in China. The Company has agreed under certain conditions to make milestone payments to Zensun of $10 million if approval is received for a new device to deliver Neucardin™ and up to $25 million if approval is received for the use of Neucardin™ in additional indications. In addition, the Company has agreed, subject to the entry into mutually acceptable definitive agreements and the satisfaction of certain conditions, to provide a collateralized loan to Zensun of up to approximately $12.0 million. The Company anticipates funding approximately $2.3 million of the loan in the first half of 2014. Zensun is required to refund and return the upfront payment it received from the Company if Zensun terminates the agreement for failure of the Company to fund all or some of the loan to Zensun. Zensun will be responsible for manufacture of the product and the Company has agreed to purchase the product exclusively from Zensun for the duration of the agreement.

Taiwan Liposome Company (“TLC”)

In June 2013, the Company entered into an agreement with TLC granting the Company a license and the exclusive rights in China, Hong Kong and Macau to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (“PAD”) and other indications. Under the terms of the agreement, TLC will be responsible for the continued development, including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and the Company will be responsible for all aspects of commercialization including pre-and post-launch activities. ProFlow has been submitted to the CFDA for clinical trial approval, and it is expected that some additional clinical testing may be required prior to approval. Financial terms of the agreement include clinical and regulatory milestone payments and sales milestone payments up to an aggregate of $39.5 million. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a collaboration and license agreement with TLC.

For the year ended December 31, 2013, the Company recorded upfront payments totaling $5.0 million, in research and development expense related to its licensing arrangements with TLC and Zensun.

Note 18 — Contingencies

Legal Matters

The Company is a party to various legal proceedings and subject to government investigations, as noted in this section below. All legal proceedings and any government investigations are subject to inherent uncertainties, unfavorable rulings or other adverse events which could occur. Unfavorable outcomes could include substantial monetary damages or awards, injunctions or other remedies, and if any of these were to occur, the possibility exists for a material adverse impact on the Company’s business, results of operations, financial position, and overall trends. The Company might also conclude that settling one or more such matters is in the best interests of its stockholders and its business, and any such settlement could include substantial payments. On August 5, 2010, SciClone was contacted by the SEC and advised that the SEC has initiated a formal, non-public investigation of SciClone, and the SEC issued a subpoena to SciClone requesting a variety of documents and other information including, but not limited to, potential payments or transfers of anything of value to regulators and government-owned entities in China, bids or contracts with state or government-owned entities in China, any joint venture partner, intermediary or local agent of the Company in China, the Company’s ethics and anti-corruption policies, training, and audits, and certain company financial and other disclosures. On August 6, 2010, the Company received a letter from the US Department of Justice (“DOJ”) indicating that the DOJ was investigating Foreign Corrupt Practices Act (“FCPA”) issues in the pharmaceutical industry generally, and that the DOJ had information about the Company’s practices suggesting possible violations. The Company received a further subpoena from the SEC in the fourth quarter of fiscal 2012 on additional matters including, but not limited to, matters related to its acquisition of NovaMed and FCPA matters, and certain sales and marketing expenses.

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

The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. However, the Company has determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, the Company has recorded $2.0 million of operating expense in its 2013 results of operations to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. Any actual fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially differ and could be higher from the amount of the Company’s estimated loss and could materially impact the Company’s financial statements. The Company will continue to reassess the potential liability related to the investigations and adjust its estimates accordingly in future periods.

NovaMed is a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. As provided in the agreement, disputes, including disputes regarding termination, must be resolved in binding arbitration. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On October 10, 2012, MEDA filed an initial response and counterclaim with CIETAC, claiming MEDA’s termination was valid and demanding the transfer of certain information and rights, as well as demanding the award of damages, including attorneys’ fees in an unspecified amount. On April 16, 2013, MEDA filed a further response stating their claims and facts in support of their initial response and counterclaim. Hearings on the merits of the matter were held in August and December 2013 in Shanghai. The Arbitral Panel has made a number of procedural and preliminary decisions, but the dispute has not been resolved and the arbitration proceeding is continuing and additional, and potentially final, briefs were submitted to the Arbitral Tribunal by both parties in January 2014. The Company anticipates that the Arbitral Panel will make a final ruling in the first quarter of 2014. Given the procedural process and the nature of this case, the Company is unable to make a reasonable estimate of the potential gain or loss or range of gain or losses, if any, that might arise from this matter and there is no certainty that a final ruling may not be delayed beyond the first quarter of 2014.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al., Case No. CIV520331. The lawsuit alleges, based on the restatement of the Company’s consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file consolidated financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company and other defendants filed motions to dismiss the complaint. The court granted the motions to dismiss but allowed plaintiff to amend the complaint. An amended complaint has not yet been filed. Given the procedural process and the nature of this case, including that a motion to dismiss has been filed, the Company is unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.

On or about November 20, 2013, counsel for the Company sent a letter on behalf of the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”), to Sanofi (Hangzhou) Pharmaceuticals Co. Ltd. and Sanofi (Beijing) Pharmaceuticals Co., Ltd. (collectively, “Sanofi”) (i) asserting that Sanofi had breached its obligations under various agreements (the “Promotion Agreements”) between the parties for the promotion of Depakine®, Stilnox®, Tritace® and Xatral® (collectively the “Products”) by, among other things, failing to place orders for and supply Products for the fourth quarter of 2013, and failing to pay promotion fees due to NovaMed under the Promotion Agreements, and (ii) demanding that Sanofi make full payment of the promotional fees due to NovaMed, and that Sanofi cause orders to be placed for the Products for November and December of 2013 in specified quantities. On or about December 4, 2013, counsel for Sanofi responded to such demand letter (i) denying any wrongful action or breach or failure to supply Products under the Promotion Agreements, and (ii) demanding that NovaMed provide certain in-market sales data from January to November 2013, provide a sales forecast for December 2013 and cooperate with an audit by Sanofi. On December 23, 2013, counsel for NovaMed responded to Sanofi’s request for additional data and proposed a potential settlement of the dispute. In December 2013 and January 2014, the parties met to discuss potential settlement of the dispute. However, the dispute has not been resolved by the parties. NovaMed has communicated to Sanofi that if the dispute is not resolved to its satisfaction, it intends to exercise all of its legal rights and remedies under the Promotion Agreements, including pursuing arbitration of the dispute through CIETAC pursuant to the terms of the Promotion Agreements. No formal legal proceeding has been initiated by or filed against the Company in connection with this matter.

Note 19 — Segment Information and Geographic Data

The Company reports segment information based on the internal reporting used by management for evaluating segment performance based on management’s estimates of the appropriate allocation of resources to segments.

The Company operates and manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments and reporting units, which are generally based on the nature and location of its customers, to be 1) China, and 2) Rest of the World, including the US and Hong Kong.

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

Summary information by operating segments is as follows (in thousands):

	For the Year Ended December 31,
	2013		2012	2011
Revenue:
China	$122,616		$152,227	$128,928
Rest of the World (including the US and Hong Kong)	4,442		4,042	3,637

Total net revenues	$127,058		$156,269	$132,565
Income (loss) from operations:
China	$30,557	(1)	$4,216 (2)	$47,154
Rest of the World (including the US and Hong Kong)(3)	(20,128	)(4)	2,194	(18,199)

Total income from operations	$10,429		$6,410	$28,955
Non-operating income (expense):
China	$233		$(122)	$(169)
Rest of the World (including the US and Hong Kong)	2,544	(5)	(16)	6

Total non-operating income (expense)	$2,777		$(138)	$(163)
Income (loss) before provision (benefit) for income tax:
China	$30,790		$4,094	$46,985
Rest of the World (including the US and Hong Kong)	(17,584)		2,178	(18,193)

Total income before provision for (benefit) income tax	$13,206		$6,272	$28,792

(1)	Operating income for the China segment for the year ended December 31, 2013 includes upfront payments totaling $5.0 million related to the Company’s licensing arrangements with TLC and Zensun and $1.2 million in restructuring charges related to the non-renewal of the Company’s distribution agreement with Sanofi.
(2)	The operating income for the China segment for the year ended December 31, 2012, includes the $42.7 million impairment charge on the intangible assets.
(3)	Operating income (loss) for the Rest of the World segment includes the change in the fair value of the contingent consideration in 2012 and 2011, and all research and development expense for the Company’s SCV-07 trial, which was discontinued in the first quarter of 2012.
(4)	Operating loss for the Rest of the World segment includes $2.0 million of expense that the Company recorded for the year ended December 31, 2013 to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies related to the SEC and DOJ ongoing investigations. The Company has determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable.
(5)	Non-operating income (expense) for the Rest of the World segment for the year ended December 31, 2013 includes the escrow settlement of $2.6 million recorded to other income.

Long-lived assets as of December 31, 2013 by operating segment are as follows (in thousands):

China	$36,038
Rest of the World (including the US and Hong Kong)	404

$36,442

Note 20 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	(in thousands, except per share amounts)
	March 31, 2013	June 30, 2013		September 30, 2013		December 31, 2013
Product sales, net	$20,533	$21,683		$25,273		$31,925
Promotion services revenue	9,273	7,609		9,953		809
Cost of product sales	4,618	3,205		3,808		6,037
Net income (loss)	4,203	(1,983	)(1)	8,708	(2)	36	(3)
Basic net income (loss) per share	$0.08	$(0.04)		$0.16		$0.00
Diluted net income (loss) per share	$0.08	$(0.04)		$0.16		$0.00

	Three Months Ended
	(in thousands, except per share amounts)
	March 31, 2012	June 30, 2012	September 30, 2012		December 31, 2012
Product sales, net	$33,163	$33,284	$32,137		$24,587
Promotion services revenue	7,905	8,085	8,556		8,552
Cost of product sales	5,532	5,664	5,474		5,326
Net income (loss)	9,665	11,228	(13,161	)(4)	1,888
Basic net income (loss) per share	$0.17	$0.20	$(0.23)		$0.03
Diluted net income (loss) per share	$0.16	$0.19	$(0.23)		$0.03

(1)	During the three months ended June 30, 2013, the Company recorded upfront payments totaling $5.0 million in research and development expense related to its licensing arrangements with TLC and Zensun.

(2)	On July 8, 2013, the Company and the representatives of the former stockholders of NovaMed entered into a “Confidential Escrow Settlement Agreement” pursuant to which the Company retained approximately $0.8 million in cash and 342,300 shares of its common stock, having a combined value of approximately $2.6 million on the settlement date that was recorded to other income during the three months ended September 30, 2013.

(3)	During the three months ended December 31, 2013, the Company recorded $2.0 million of operating expense to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies related to the SEC and DOJ ongoing investigations. The Company has determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable.

(4)	During the three months ended September 30, 2012, the Company identified an impairment indicator with respect to its intangible assets related to its promotion and distribution contract rights and recorded losses of approximately $42.7 million to recognize the full impairment and recorded a benefit for income tax of approximately $6.8 million due to the impairment of intangible assets, which resulted in a reversal of deferred tax liabilities. This was partially offset by the impact of recognizing a full valuation allowance on any remaining NovaMed deferred tax assets. In addition, for the same period, the Company recorded a non-cash gain of $12.8 million, primarily related to the decrease in estimated probability of achieving targets relating to NovaMed’s product distributor agreements, including the renewal of the agreement with Sanofi for a five-year term.

Note 21 — Subsequent Events

Stock Repurchases: The Company repurchased and retired 485,003 shares at a cost of $2.5 million from January 1, 2014 through March 14, 2014 under its share repurchase program. As of March 14, 2014, $7.2 million of the total $50.5 million was available for future share repurchase.

Amendment to Articles of Incorporation or Bylaws: On January 16, 2014, the Board of Directors of the Company adopted revisions to Section 1.9 of the Bylaws and approved Amended and Restated Bylaws of the Company to incorporate such revision. Section 1.9 was amended to change the vote standard for the election of directors in uncontested elections from a plurality of votes cast to a majority of votes cast. A majority of the votes cast means that the number of “for” votes a director receives must exceed the number “withhold” votes (ignoring abstentions and broker non-votes) for that director. In contested elections, where the number of nominees exceeds the number of directors to be elected, the vote standard will continue to be a plurality of votes cast. In addition, any nominee who already serves as a director must submit a conditional resignation to the Company. The revised Section 1.9 provides that if the director does not receive a majority of votes cast, the Corporate Governance Committee of the Board of Directors will make a recommendation to the Board on whether to accept or reject the resignation. If the Board determines that resignation is in the best interests of the Company and its stockholders, the Board will promptly accept the resignation, and the Company will promptly disclose any such decision by the Board.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer (“CEO”) and its Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 due to a material weakness in our internal control over financial reporting, which is disclosed below.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based on the results of our assessment, we concluded that there was a material weakness in the design and operating effectiveness of our internal control over financial reporting as of December 31, 2013. A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2013, we determined that certain corporate monitoring controls, including those designed to provide oversight over our China operations, were not effective. Our findings related to both the design and operating effectiveness of these controls. Although certain adjustments identified during the year related to a variety of accounts were not material, we concluded that these control deficiencies could lead to misstatements in the aforementioned accounts and related disclosures, which would give rise to a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected. Accordingly, management has determined that these control deficiencies collectively constitute a material weakness. Given this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in Internal-Control Integrated Framework (1992) issued by the COSO.

PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 as stated in their report, which is referenced in the index appearing under Item 8.

Material Weakness and Remediation Activities

As part of our assessment of internal controls over financial reporting for 2012, during the quarter ended September 30, 2012, we identified deficiencies in the design and operating effectiveness of controls primarily associated with product return reserves related to our Aggrastat product line and the override of certain controls in the financial statement close process related to our NovaMed subsidiary, which we acquired in 2011. These deficiencies and certain out of period adjustments were identified through the performance of controls and processes implemented at our NovaMed subsidiary in 2012. We concluded that the aggregation of these deficiencies was a material weakness. Furthermore, during the fourth quarter of 2012, we identified deficiencies related to the timing of revenue recognition for our Pfizer products, the override of related controls at our NovaMed subsidiary, and the corporate monitoring thereof. We concluded that these deficiencies identified in the fourth quarter of 2012 were an additional indicator of the material weakness that was identified in the third quarter of 2012; correspondingly, we reported a material weakness as of December 31, 2012.

With the oversight of management and our Audit Committee, we initiated actions to address the root causes of the material weakness identified in 2012. These actions have continued, and additional actions have been implemented, throughout 2013. Various actions were undertaken to address the root causes, including, but not limited to, the following.

•

In the fourth quarter of 2012, we implemented additional controls related to our revenue recognition and product return reserve processes to strengthen our controls and help ensure that all available information is properly considered.

•	In 2012, we terminated personnel who were involved in the override of certain controls in the financial statement close process at our NovaMed subsidiary that resulted in the material weakness.

•

We re-evaluated our existing controls at our NovaMed subsidiary in 2012 and made adjustments to strengthen these controls. Additional controls were added in 2013. We conducted testing of the modified and additional controls throughout 2013 and concluded that the quality of execution and compliance improved throughout 2013.

•

We added additional skilled personnel to our finance team to provide for more effective corporate monitoring and oversight of our China operations, including with respect to our NovaMed subsidiary. These additions included the hiring of a Chief Financial Officer of our China Operations, who joined the Company in the third quarter of 2012. We also hired a Chief Executive Officer of our China operations who began April 1, 2013. Our new Corporate Chief Financial Officer commenced employment in July 2013 and our new Corporate Controller commenced employment in October 2013.

Based upon a fourth quarter of 2013 comprehensive evaluation of (i) the remedial actions outlined above and (ii) the results of our 2013 assessment of the design and operating effectiveness of relevant control activities, we were able to conclude that the root causes of the previously reported material weakness related to revenue recognition policies and related control override had been remediated. We also concluded that the previously reported root cause related to product return reserves had been remediated, considering further that we had no material reserves as of December 31, 2013. Further, we concluded that the previously reported root cause related to override of controls in the financial statement close process at our NovaMed subsidiary had been remediated.

In relation to the corporate monitoring controls aspect of the previously reported material weakness, certain of these controls, including those related to the oversight of our China operations, exhibited certain design deficiencies. Further, certain of these controls had only recently been implemented and formalized as of the fourth quarter of 2013, and therefore had not yet operated for a sufficient number of consecutive quarterly periods, in order to permit us to conclude on the operating effectiveness of such controls. The concept of what may constitute a sufficient number of periods is a matter of professional judgment on the part of management. While we believe our corporate monitoring controls that have recently been implemented have provided increased oversight over our China operations and have contributed significant improvements, we plan to further improve the design of these controls and may need to continue effective operation of these controls for one or more quarters in 2014 before we can conclude that the remaining root cause of our material weakness has been remediated.

Accordingly, we concluded that while significant progress had been made in 2013 in remediating certain root causes of the material weakness identified and reported in 2012, a material weakness continued to exist as of December 31, 2013 related to the design and operating effectiveness of certain corporate monitoring controls.

Changes in Internal Controls

There were changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as described above under “Material Weakness and Remediation Activities”.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, in each case, not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

The following table provides certain information regarding our compensation plans in effect as of December 31, 2013 (in thousands, except per share amounts):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan	—	—	484
1995 Equity Incentive Plan(1)	45	$5.26	—
2004 Outside Directors Stock Option Plan	1,061	$4.10	48
2005 Equity Incentive Plan	5,357	$4.13	3,342
Equity compensation plans not approved by security holders:	—	—	—

Total	6,463	$4.14	3,874

(1)	Although the 1995 Equity Incentive Plan has expired, the outstanding stock options relating to it are fully valid.

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

Item 15 (a).  The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8, Part II on pages 67-105 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2013.

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013.

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2013.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

The following schedule required to be filed by Item 8 of this form and Item 15(d) is contained on page 116 of this Report:

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2013.

All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Refer to Item 15(b) below.

Item 15 (b).    Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(17)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3(i).3(10)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(11)	Amended and Restated Bylaws.

4.9(9)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(2)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.2(21)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on June 25, 2012.

Exhibit Number	Description

10.3(8)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.4(5)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.5(3)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.6(4)	Acquisition Agreement between Company and Sclavo S.p.A. dated April 20, 1998.

10.7(4)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998

10.8(6)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.9(7)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.10(7)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.11(12)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.

10.12(13)**	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.13(13)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.14(14)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.

10.15(22)**	Description of Executive Incentive Plan.

10.16(15)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.

10.17(15)**	Executive Severance Agreement between Gary Titus and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.18(15)**	Amendment No. 2 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.19(15)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.20(16)	Share Purchase Agreement dated April 18, 2011 by and among SciClone Pharmaceuticals, Inc., SciClone Pharmaceuticals Hong Kong Limited, NovaMed Pharmaceuticals, Inc. and the listed sellers represented by Mark Lotter.

10.21(19)**	Change in Control Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.22(19)**	Executive Severance Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

Exhibit Number	Description

10.23(19)**	Executive Severance Agreement effective June 11, 2012 by and between Jackie Guan and SciClone Pharmaceuticals, Inc.

10.24(20)**	Change in Control Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

10.25(20)**	Executive Severance Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.26(20)**	Executive Severance Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

10.27(18)**	Form of Amendment to Change in Control Agreements between SciClone Pharmaceuticals, Inc. and Executive Officers effective August 4, 2011.

10.28(22)*	Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.29(22)**	Stay Bonus Agreement by and between Gary Titus and SciClone Pharmaceuticals, Inc. effective January 16, 2013.

10.30(23)**	Employment Agreement with Hong Zhao, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.31(23)**	Change in Control Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.32(23)**	Executive Severance Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.33(23)**	Sign On Bonus Letter, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.34(23)**	Stay Bonus Agreement by and between Stephanie Wong and SciClone Pharmaceuticals, Inc. effective April 3, 2013.

10.35(24)**	Employment Agreement with Wilson W. Cheung effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.36(24)**	Change in Control Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.37(24)**	Executive Severance Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.38(24)*	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.

10.39(24)*	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.

10.40(25)**	Employment Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.41(25)**	Executive Severance Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

Exhibit Number	Description

10.42(25)**	Change in Control Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.43(26)	Second Amendment, dated December 20, 2013, between SciClone Pharmaceuticals, Inc. and CA-Metro Center Limited Partnership.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(27)	Subsidiaries of Registrant.

23.1(27)	Consent of Independent Registered Public Accounting Firm.

23.2(27)	Consent of Independent Registered Public Accounting Firm.

24.1(27)	Power of Attorney. See page 115.

31.1(27)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(27)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(27)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(27)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(27)	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012 (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 2013, 2012 and 2011 and (vi) Notes to the Consolidated Financial Statements.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 24, 2014.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 1, 2008.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 10, 2011.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011.

(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 8, 2012.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 7, 2012.

(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 1, 2013.

(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q with respect to the Company’s fiscal quarter ended March 31, 2013, filed on August 9, 2013.

(24)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q with respect to the Company’s fiscal quarter ended June 30, 2013, filed on August 9, 2013.

(25)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 12, 2013.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2014.

(27)	Filed herewith.

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
Friedhelm Blobel, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Friedhelm Blobel, Ph.D. and Wilson W. Cheung, and each of them, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, to be done in connection therewith, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRIEDHELM BLOBEL, PH.D. (Friedhelm Blobel, Ph.D.)	President and Chief Executive Officer, Director (Principal Executive Officer)	March 17, 2014

/S/ WILSON W. CHEUNG (Wilson W. Cheung)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014

/S/ JON S. SAXE (Jon S. Saxe)	Chairman of the Board of Directors	March 17, 2014

/S/ NANCY CHANG, PH.D. (Nancy T. Chang, Ph.D.)	Director	March 17, 2014

/S/ RICHARD J. HAWKINS (Richard J. Hawkins)	Director	March 17, 2014

/S/ GREGG A. LAPOINTE (Gregg A Lapointe)	Director	March 17, 2014

/S/ SIMON LI (Simon Li)	Director	March 17, 2014

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCICLONE PHARMACEUTICALS, INC.

Receivable and Product Returns Reserves (in thousands):

	Balance at Beginning of Period	Charges for Amounts Reserved		Deductions for Amounts Recovered	Deductions for Amounts Written Off	Balance at End of Period
Receivables Reserve:
Year Ended December 31, 2013	$(1,046)	$(2,541	)(1)	$—	$—	$(3,587)
Year Ended December 31, 2012	$—	$(1,046	)(1)	$—	$—	$(1,046)
Year Ended December 31, 2011	$—	$—		$—	$—	$—

Reserve for Product Returns:
Year Ended December 31, 2013	$(123)	$—		$123	$—	$—
Year Ended December 31, 2012	$(116)	$(58)		$51	$—	$(123)
Year Ended December 31, 2011	$—	$(1,214	)(2)	$—	$1,098	$(116)

(1)	For the year ended December 31, 2013, the charges for amounts reserved included $2.5 million of general and administrative expense related to bad debt that was uncertain of collection. For the year ended December 31, 2012, the charges for amounts reserved included $1.0 million recorded as a reduction in product revenue relating to price concessions that were recorded to the accounts receivable reserve.

(2)	Includes $1.1 million of reserve for Aggrastat product related to pre-acquisition sales acquired from NovaMed at the date of acquisition, April 18, 2011.

INDEX TO EXHIBITS

Exhibit Number	Description

3(i).1(1)	Amended and Restated Certificate of Incorporation.

3(i).2(17)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3(i).3(10)	Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(11)	Amended and Restated Bylaws.

4.9(9)	Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(2)**	Registrant’s 1995 Equity Incentive Plan, together with forms of agreement thereunder.

10.2(21)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on June 25, 2012.

10.3(8)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.

10.4(5)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.

10.5(3)	Alpha Rights Acquisition Agreement by and between the Registrant and Alpha 1 Biomedicals, Inc., dated December 17, 1997.

10.6(4)	Acquisition Agreement between the Company and Sclavo S.p.A. dated April 20, 1998.

10.7(4)	First Amendment to Acquisition Agreement between the Company and Sclavo S.p.A., dated April 20, 1998.

10.8(6)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.

10.9(7)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.10(7)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.

10.11(12)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.

10.12(13)**	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.13(13)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.

10.14(14)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.

10.15(22)**	Description of Executive Incentive Plan.

10.16(15)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.

Exhibit Number	Description

10.17(15)**	Executive Severance Agreement between Gary Titus and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.18(15)**	Amendment No. 2 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.19(15)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.

10.20(15)	Share Purchase Agreement dated April 18, 2011 by and among SciClone Pharmaceuticals, Inc., SciClone Pharmaceuticals Hong Kong Limited, NovaMed Pharmaceuticals, Inc. and the listed sellers represented by Mark Lotter.

10.21(19)**	Change in Control Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.22(19)**	Executive Severance Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.23(19)**	Executive Severance Agreement effective June 11, 2012 by and between Jackie Guan and SciClone Pharmaceuticals, Inc.

10.24(20)**	Change in Control Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

10.25(20)**	Executive Severance Agreement effective August 3, 2012 by and between Stephanie Wong and SciClone Pharmaceuticals, Inc.

10.26(20)**	Executive Severance Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.

10.27(18)**	Form of Amendment to Change in Control Agreements between SciClone Pharmaceuticals, Inc. and Executive Officers effective August 4, 2011.

10.28(22)*	Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.29(22)**	Stay Bonus Agreement by and between Gary Titus and SciClone Pharmaceuticals, Inc. effective January 16, 2013.

10.30(23)**	Employment Agreement with Hong Zhao, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.31(23)**	Change in Control Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.32(23)**	Executive Severance Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.33(23)**	Sign On Bonus Letter, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.

10.34(23)**	Stay Bonus Agreement by and between Stephanie Wong and SciClone Pharmaceuticals, Inc. effective April 3, 2013.

10.35(24)**	Employment Agreement with Wilson W. Cheung effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

Exhibit Number	Description

10.36(24)**	Change in Control Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.37(24)**	Executive Severance Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.38(24)*	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.

10.39(24)*	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.

10.40(25)**	Employment Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.41(25)**	Executive Severance Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.42(25)**	Change in Control Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.43(26)	Second Amendment, dated December 20, 2013, between SciClone Pharmaceuticals, Inc. and CA-Metro Center Limited Partnership.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(27)	Subsidiaries of Registrant.

23.1(27)	Consent of Independent Registered Public Accounting Firm.

23.2(27)	Consent of Independent Registered Public Accounting Firm.

24.1(27)	Power of Attorney. See page 115.

31.1(27)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(27)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(27)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(27)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(27)	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012 (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 2013, 2012 and 2011 and (vi) Notes to the Consolidated Financial Statements.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-80911) filed with the Commission on December 28, 1995.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 26, 1998.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 24, 2014.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 1, 2008.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 10, 2011.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011.

(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 8, 2012.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 7, 2012.

(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 1, 2013.

(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q with respect to the Company’s fiscal quarter ended March 31, 2013, filed on August 9, 2013.

(24)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q with respect to the Company’s fiscal quarter ended June 30, 2013, filed on August 9, 2013.

(25)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 12, 2013.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2014.

(27)	Filed herewith.

Item 15 (c).     See Item 15(a) above.