Form 10-Q
period 2014-03-31
SCICLONE PHARMACEUTICALS INC
filed 2014-05-12
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, 51,493,840 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$87,470	$85,803
Accounts receivable, net of allowance of $3,592 and $3,587 as of March 31, 2014 and December 31, 2013, respectively	32,271	40,008
Inventories	14,049	15,238
Restricted cash and investments	75	75
Prepaid expenses and other current assets	2,489	2,287
Deferred tax assets	107	—

Total current assets	136,461	143,411
Property and equipment, net	1,026	843
Deferred tax assets	—	374
Goodwill	34,435	35,357
Other assets	270	242

Total assets	$172,192	$180,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,276	$7,190
Accrued and other current liabilities	15,832	21,464
Deferred revenue	2,844	2,915
Deferred tax liabilities	—	368
Short-term borrowings on credit facilities	1,608	1,651

Total current liabilities	23,560	33,588
Deferred tax liabilities	101	—
Other long-term liabilities	76	44
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,958,666 and 52,371,664 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	52	52
Additional paid-in capital	279,481	278,327
Accumulated other comprehensive income	3,317	4,176
Accumulated deficit	(134,395)	(135,960)

Total stockholders’ equity	148,455	146,595

Total liabilities and stockholders’ equity	$172,192	$180,227

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product sales, net	$26,064	$20,533
Promotion services	501	9,273

Total net revenues	26,565	29,806

Operating expenses:
Cost of product sales	4,561	4,618
Sales and marketing	9,834	11,199
Research and development	1,476	365
General and administrative	6,033	8,600

Total operating expenses	21,904	24,782

Income from operations	4,661	5,024

Non-operating income (expense):
Interest and investment income	19	19
Interest and investment expense	(29)	(37)
Other expense, net	(119)	(16)

Income before provision for income tax	4,532	4,990
Provision for income tax	398	787

Net income	$4,134	$4,203

Basic net income per share	$0.08	$0.08
Diluted net income per share	$0.08	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$4,134	$4,203
Other comprehensive income (loss):
Net change in unrealized gain (loss) and foreign currency translation on foreign currency denominated available-for-sale securities	—	(10)
Foreign currency translation	(859)	178

Total other comprehensive income (loss)	(859)	168

Total comprehensive income	$3,275	$4,371

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$4,134	$4,203
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	882	1,019
Depreciation and amortization	207	202
Loss on disposal of fixed assets	15	—
Other long-term liabilities	(29)	(105)
Changes in operating assets and liabilities:
Accounts receivable, net	7,516	10,283
Inventories	1,188	2,766
Prepaid expenses and other assets	(288)	(126)
Accounts payable	(4,189)	(5,503)
Accrued and other current liabilities	(5,324)	(1,808)
Deferred revenue	5	—

Net cash provided by operating activities	4,117	10,931

Investing activities:
Purchases of property and equipment	(111)	(41)

Net cash used in investing activities	(111)	(41)

Financing activities:
Repurchase of common stock	(2,569)	(2,500)
Borrowing on short-term loan	—	567
Proceeds from issuances of common stock	248	104

Net cash used in financing activities	(2,321)	(1,829)

Effect of exchange rate changes on cash and cash equivalents	(18)	16

Net increase in cash and cash equivalents	1,667	9,077
Cash and cash equivalents, beginning of period	85,803	84,228

Cash and cash equivalents, end of period	$87,470	$93,305

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The Company prepared the unaudited condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited condensed consolidated balance sheet data as of December 31, 2013 is derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Customers that exceeded 10% of the Company’s total net revenue and related to the Company’s China segment were as follows:

	Three Months Ended March 31,
	2014	2013

Customer A	94%	66%
Customer B	—	29%

As of March 31, 2014, approximately $31.2 million, or 87%, of the Company’s accounts receivable were attributable to two customers in China. The Company generally does not require collateral from its customers.

Accounts Receivable

Receivable Reserve. The Company records a receivable reserve based on a specific review of its overdue invoices. The Company’s estimate for a reserve is determined after considering its existing contractual payment terms, payment patterns of its customers and individual customer circumstances, the age of any outstanding receivables and its current customer relationships. Accounts receivable are charged off at the point when they are considered uncollectible. As of March 31, 2014, the Company had $7.6 million in accounts receivable that were past due ninety days or more. As of March 31, 2014 and December 31, 2013, the Company recorded a receivable reserve of approximately $3.5 million related to gross accounts receivable of $3.5 million from one customer that is more than one year past due. The accounts receivable reserve was established as a result of continual negotiations that indicate the accounts receivable balance may not be recoverable. The receivable reserve reflects the Company’s best estimate of the ultimate collection, though actual collections may vary and the Company continues to pursue the full amount of the accounts receivables. The Company also had an additional receivable reserve of $0.1 million as of March 31, 2014 and December 31, 2013 related to another customer due to the Company’s uncertainty of collecting a portion of the outstanding accounts receivable balance. The remaining amount past due ninety days or more related to receivables from affiliates of Sanofi Aventis S. A. (“Sanofi”) and had not been reserved for as of March 31, 2014 due to (i) the progress towards resolving the current dispute and (ii) the fact that a substantial portion of the total receivables due from Sanofi were offset by unrecognized revenue that had been deferred in the fourth quarter of 2013. Refer to further information regarding this matter under “Revenue Recognition” “Promotion Services Revenue.”

Revenue Reserve. The Company maintains a revenue reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired on delivery or are deemed to be damaged or defective when delivered. The calculation of the revenue reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the revenue reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of March 31, 2014 and December 31, 2013, the Company’s revenue reserves were immaterial.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company recognizes product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to SinoPharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. The Company recognizes revenue related to these products based on the “sell-in” method, when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

The Company’s promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. The Company received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, the Company believes that Sanofi breached its obligations under these agreements by, among other things, failing to supply product for the fourth quarter of 2013 in relation to sales the Company generated, and failing to pay promotion fees due to NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”) under the agreements. As of March 31, 2014 and December 31, 2013, the Company had $3.3 million and $4.3 million, respectively, of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. The Company has demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to the Company’s satisfaction, the Company intends to vigorously pursue its claims against Sanofi in arbitration. The Company is also pursuing settlement options outside of formal arbitration.

The Company’s agreements with Sanofi contain provisions (identical regardless of individual product promotion agreement) that required a refund of a portion of promotion services fees received during interim periods from them if defined annual sales targets were not achieved. Consistent with the Company’s past practice, and consistent with its achievement (or excess achievement) of annual revenue targets in each prior period based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula,” the Company recognized revenue during interim periods without reduction for amounts subject to refund because it met and substantially exceeded such targets on a “pro rata” basis at interim dates. The Company’s treatment of the subject-to-refund portion is consistent with the contractual provisions, which provide that the sales targets will be measured on a pro-rated basis if an agreement were to hypothetically terminate as of any given date.

Due to Sanofi’s failure to place orders for shipment in the fourth quarter and fully meet the demand the Company generated, the Company’s actual promotional fees receivable in the fourth quarter of 2013 were negatively impacted. Due to this failure, the Company did not achieve the defined annual sales targets for fiscal 2013. Under the Company’s agreements with Sanofi, a failure to reach the annual sales target would result in approximately $6.2 million subject to refund related to the Company’s performance in the first three quarters of 2013. However, the Company’s agreements required that Sanofi continue to support the Company’s sales efforts by continuing to provide product through the end of the terms of the agreements. The Company believes it has no obligation to refund any amounts subject to this provision because its inability to achieve the defined annual sales was the result of a failure to perform by Sanofi.

As the Company is in a dispute with Sanofi concerning Sanofi’s performance, the Company therefore deferred revenue recognition of approximately $2.8 million of Sanofi promotion fees related to the fourth quarter of 2013, pending resolution of the dispute. As the Company is legally entitled to at least the $2.8 million recorded as a receivable, the non-recognition of revenue resulted in an equal and offsetting amount of deferred revenue.

Inventories

Inventories consist of raw materials, work in progress and finished goods products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items, including pharmaceutical products approaching their expiry dates. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. For the three-month period ended March 31, 2014, the Company did not record any write-downs related to inventory.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$4,134	$4,203

Denominator:
Weighted-average shares outstanding used to compute basic net income per share	52,026	54,084
Effect of dilutive securities	1,208	1,388

Weighted-average shares outstanding used to compute diluted net income per share	53,234	55,472

Basic net income per share	$0.08	$0.08
Diluted net income per share	$0.08	$0.08

For the three months ended March 31, 2014 and 2013, outstanding stock options and RSUs for 3,592,835 and 2,856,805 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and RSUs calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended March 31, 2014 and 2013, shares subject to market or performance conditions of 62,500 and 12,500, respectively, were excluded from the calculation of diluted net income per share because the performance or market criteria had not been met and the inclusion would provide an anti-dilutive effect.

2.	Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and restricted cash and investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2014 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014

Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678

Total	$19,678	$75	$—	$19,753

	Fair Value Measurements as of December 31, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013

Certificate of deposit	$—	$75	$—	$75
Money market funds	28,262	—	—	28,262

Total	$28,262	$75	$—	$28,337

3.	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$7,763	$7,746
Work in progress	363	319
Finished goods	5,923	7,173

	$14,049	$15,238

Included in the Company’s inventory as of March 31, 2014 and December 31, 2013, was $1.6 million and $2.4 million, respectively, in inventory held at distributors related to products marketed by its NovaMed Pharmaceuticals, Inc. subsidiary.

4.	Credit Facilities

Credit Facility

In December 2013, the Company’s subsidiary, NovaMed, entered into a 10.0 million Chinese Yuan Renminbi (“Renminbi”) revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million Renminbi loan facility (approximately $2.4 million USD) secured by its accounts receivable with Shanghai Pudong Development Bank Co. Ltd. (“the Credit Facility”). As of March 31, 2014, 10.0 million Renminbi (approximately $1.6 million USD) in borrowings were outstanding on the revolving line of credit facility that must be repaid by June 4, 2014 and early repayment is allowed. The Credit Facility bears interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% as of March 31, 2014). The Credit Facility expires November 30, 2014 and any amounts borrowed must be repaid by the expiration date. For the three months ended March 31, 2014, the Company paid interest of approximately $26,000 related to the Credit Facility.

Loan Agreement

The Company’s previous loan agreement for 12.5 million Renminbi (approximately $2.0 million) with Shanghai Pudong Development Bank Co. Ltd. expired August 29, 2013. All amounts borrowed were repaid by the expiration date. The loan bore interest on borrowed funds at 7.5%. For the three months ended March 31, 2013, the Company paid interest of approximately $31,000 related to this loan agreement.

5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued taxes, tax reserves and interest	$4,879	$5,029
Accrued sales and marketing expenses	4,210	6,419
Accrued estimated SEC and DOJ investigation loss (Note 8)	2,000	2,000
Accrued compensation and benefits	1,597	3,475
Accrued professional fees	1,335	1,601
Accrued manufacturing costs	915	1,617
Other	896	1,323

	$15,832	$21,464

6.	Accumulated Other Comprehensive Income (Loss)

Changes in the composition of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Foreign Currency Translation	Available-for-Sale Investments	Total
Balances as of January 1, 2014	$4,176	$—	$4,176
Other comprehensive loss	(859)	—	(859)

Balances as of March 31, 2014	$3,317	$—	$3,317

	Foreign Currency Translation	Available-for-Sale Investments	Total
Balances as of January 1, 2013	$3,055	$(67)	$2,988
Other comprehensive income (loss)	178	(10)	168

Balances as of March 31, 2013	$3,233	$(77)	$3,156

7.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales and marketing	$201	$246
Research and development	47	9
General and administrative	634	764

	$882	$1,019

Stock Options

During the three months ended March 31, 2014, the Company granted options to purchase a total of 1,434,500 shares of common stock and options to purchase 80,622 shares of common stock were exercised. As of March 31, 2014, there was approximately $5.7 million of unrecognized compensation expense, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average remaining period of approximately 3.11 years.

The Company has granted a total of 100,000 shares under two performance-based option awards to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest upon meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The grant date fair value per share of the performance-based awards has been calculated using the Black-Scholes option pricing model using the following assumptions: expected term of 4.95 to 5.97 years, volatility factor of 61.74% to 64.65%, and risk free interest rates of 0.95% to 1.49%. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. If it is subsequently determined that the performance goal is not probable of achievement, the expense related to the performance-based option is reversed. For the three-month periods ended March 31, 2014 and 2013, the Company recognized approximately $24,000 and $0, respectively, of expense related to performance-based options.

RSUs

During the three months ended March 31, 2014, 7,000 RSUs were granted and 625 RSUs vested and were released. As of March 31, 2014, there was approximately $0.6 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 1.17 years.

Repurchase of Common Stock

The Company’s Board of Directors has authorized a $50.5 million share repurchase program that expires December 31, 2014. The Company repurchased and retired 500,003 shares at a cost of $2.6 million during the three-month period ended March 31, 2014. As of March 31, 2014, $7.1 million of the $50.5 million share repurchase program authorized by the Board of Directors was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

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

The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. However, the Company has determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, the Company recorded $2.0 million of operating expense in its fourth quarter 2013 results of operations to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. Any actual fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially differ and could be higher from the amount of the Company’s estimated loss and could materially impact the Company’s financial statements. The Company has re-assessed the potential liability in this matter with no significant developments noted in the current quarter, and will continue to reassess the potential liability related to the investigations and adjust its estimates accordingly in future periods.

NovaMed was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. As provided in the agreement, disputes, including disputes regarding termination, must be resolved in binding arbitration. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 3, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any products rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed. While NovaMed has the right to make a determination of the reasonable amount of its compensation for services, MEDA may elect to initiate another arbitration if it determines to dispute the reasonableness of NovaMed’s determination. However, NovaMed is not required to return the product rights to MEDA until MEDA either makes payment to NovaMed, or (i) pays $333,333 to NovaMed, (ii) initiates a second CIETAC arbitration and (iii) posts a security bond of $2,666,666. On April 30, 2014, NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. As MEDA has not agreed to such amount and could pursue further arbitration, the amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

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

On or about November 20, 2013, counsel for the Company sent a letter on behalf of the Company’s subsidiary, NovaMed, to Sanofi (Hangzhou) Pharmaceuticals Co. Ltd. and Sanofi (Beijing) Pharmaceuticals Co., Ltd. (collectively, “Sanofi”) (i) asserting that Sanofi had breached its obligations under various agreements (the “Promotion Agreements”) between the parties for the promotion of Depakine®, Stilnox®, Tritace® and Xatral® (collectively the “Products”) by, among other things, failing to supply Products for the fourth quarter of 2013 in relation to sales the Company generated, and failing to pay promotion fees due to NovaMed under the Promotion Agreements, and (ii) demanding that Sanofi make full payment of the promotional fees due to NovaMed, and that Sanofi cause orders to be placed for the Products for November and December of 2013 in specified quantities. NovaMed and Sanofi have discussed potential settlement of the dispute. However, the dispute has not been resolved by the parties. NovaMed has communicated to Sanofi that if the dispute is not resolved to its satisfaction, it intends to exercise all of its legal rights and remedies under the Promotion Agreements, including pursuing arbitration of the dispute through CIETAC pursuant to the terms of the Promotion Agreements. No formal legal proceedings were initiated by or filed against the Company in connection with this matter.

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of March 31, 2014, the Company did not have any material unmet purchase obligations.

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

Summary information by operating segment for the three-month periods ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
China	$25,679	$28,810
Rest of the World (including the US and Hong Kong)	886	996

Total net revenues	$26,565	$29,806

Income (loss) from operations:
China	$7,572	$10,951
Rest of the World (including the US and Hong Kong)	(2,911)	(5,927)

Total income from operations	$4,661	$5,024

Non-operating income (expense), net:
China	$(125)	$(26)
Rest of the World (including the US and Hong Kong)	(4)	(8)

Total non-operating expense, net	$(129)	$(34)

Income (loss) before provision for income tax:
China	$7,447	$10,925
Rest of the World (including the US and Hong Kong)	(2,915)	(5,935)

Total income before provision for income tax	$4,532	$4,990

Long-lived assets as of March 31, 2014 by operating segment are as follows (in thousands):

China	$35,397
Rest of the World (including the US and Hong Kong)	334

$35,731

10.	Subsequent Event

Stock Repurchases: The Company repurchased and retired 464,826 shares at a cost of $2.2 million from April 1, 2014 through May 6, 2014 under its share repurchase program. As of May 6, 2014, $4.9 million of the total $50.5 million was available for future share repurchase.

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

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) and Cardiome Pharma Corp. (formerly Correvio, LLC). ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. Aggrastat®, an intervention cardiology product launched in China in 2009, is an in-licensed product with higher margins than the products we promote under services agreements and we anticipate revenues from this product will grow as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products under services agreements with certain pharmaceutical partners including Baxter International, Inc. (“Baxter”) in China. We refer to these agreements as promotion agreements, service agreements and distribution contract rights agreements. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margin for us.

Our promotion agreements with Sanofi Aventis S.A. (“Sanofi”), consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”) under the agreements. As of March 31, 2014, we had $3.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. We have demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to our satisfaction, we intend to vigorously pursue our claims against Sanofi in arbitration. We are also pursuing settlement options outside of formal arbitration.

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

As we are in a dispute with Sanofi concerning their performance, we therefore deferred revenue recognition of approximately $2.8 million of Sanofi promotion fees for the fourth quarter of 2013, pending resolution of the dispute. As we are legally entitled to at least the $2.8 million recorded as a receivable, the non-recognition of revenue resulted in an equal and offsetting amount of deferred revenue. Our revenues for 2013, 2012 and 2011 with Sanofi were approximately $25.0 million, $30.8 million, and $19.7 million, respectively.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. Our other significant agreement is with Pfizer, and has been renewed, and is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2013, 2012 and 2011 related to our agreement with Pfizer were approximately $3.1 million, $8.8 million, and $5.5 million, respectively. We are actively negotiating renewal or extension of this agreement.

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

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as a vaccine adjuvant according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3 with over 500 beds) as well as mid-size hospitals (class 2). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by targeting numerous smaller hospitals as well as hospitals in more rural areas. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis.

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

We continue to seek in-licensing arrangements for approved or late-stage, branded, well-differentiated products that if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues. In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The CFDA has recently informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study has reached its endpoints.

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

We believe our cash and investments as of March 31, 2014 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Product Sales, net	$26,064	$20,533	27%
Promotion Services	501	9,273	-95%

Total Net Revenues	$26,565	$29,806	-11%

Product sales were $26.1 million for the three-month period ended March 31, 2014, compared to $20.5 million for the corresponding period in 2013, an increase of $5.5 million, or 27%. ZADAXIN sales were $24.7 million for the three-month period ended March 31, 2014, compared to $19.0 million for the corresponding period of 2013, an increase of $5.7 million that mainly related to an increase in volume sold, and to a lesser extent related to an increase in selling price. We believe our ZADAXIN product revenues in the first half of fiscal 2013 were adversely affected by the increase in channel inventory we experienced in the third quarter of 2012. We believe channel inventory for ZADAXIN has returned to normalized levels, and we anticipate that ZADAXIN revenues in 2014 will be higher than 2013.

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

All of our promotion services revenue and a majority of our product revenues related to our China segment. Promotion services revenue was $0.5 million, for the three-month period ended March 31, 2014 and related to products promoted under our agreement with Baxter, compared to $9.3 million for the corresponding period in 2013 that related to the products promoted under agreements with Sanofi and Baxter.

The decrease of $8.8 million in promotion services revenue related to the expiration of our promotion agreements with Sanofi. Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed under the agreements. As of March 31, 2014, we had $3.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. We have demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to our satisfaction, we intend to vigorously pursue our claims against Sanofi in arbitration. We are also pursuing settlement options outside of formal arbitration.

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

As we are in a dispute with Sanofi concerning their performance, we therefore deferred revenue recognition of approximately $2.8 million of Sanofi promotion fees for the fourth quarter of 2013, pending resolution of the dispute. As we are legally entitled to at least the $2.8 million recorded as a receivable, the non-recognition of revenue resulted in an equal and offsetting amount of deferred revenue. Our revenues for 2013, 2012 and 2011 with Sanofi were approximately $25.0 million, $30.8 million, and $19.7 million, respectively.

The termination of these agreements will negatively affect our promotion services revenues in 2014; however, due to our restructuring activities, including a significant reduction in our sales force, we believe it will have only a modest effect on our profitability in 2014.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. Our other significant agreement with Pfizer is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2013, 2012, and 2011 related to our agreement with Pfizer were approximately $3.1 million, $8.8 million, and $5.5 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of certain oncology products for Pfizer. Revenues related to these products were approximately $0.7 million, $1.5 million, and $2.7 million, in 2013, 2012, and 2011, respectively. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. On the other hand, if we are successful in negotiating better terms, there may be a positive impact on our revenues and profitability.

Total China revenues were $25.7 million, or 97% of total revenues for the three-month period ended March 31, 2014, compared to $28.8 million, or 97% of total revenues for the corresponding period in 2013. Rest of the World segment revenues were $0.9 million, or 3% of our revenues for the three-month period ended March 31, 2014, compared to $1.0 million, or 3%, for the three-month period ended March 31, 2013, and related to sales of ZADAXIN product.

For the three-month period ended March 31, 2014, sales to one customer in China accounted for approximately 94% of our revenues. For the three-month period ended March 31, 2013, sales to two customers in China accounted for approximately 66% and 29% of our revenues (prior to the designation of the larger of those customers as our exclusive importer and distributor for China). Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the period over period changes in our cost of product sales (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Cost of Product Sales	$4,561	$4,618	-1%

Cost of product sales was $4.6 million for both the three-month periods ended March 31, 2014 and 2013. Gross margin for ZADAXIN was 84.9% and 80.3% for the three months ended March 31, 2014 and 2013, respectively. The increase in gross margin for ZADAXIN for the three months ended March 31, 2014, compared to March 31, 2013, was due to lower overhead costs related to higher production volume and due to an increase in the average per vial sales price of ZADAXIN.

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

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Sales and Marketing	$9,834	$11,199	-12%

Sales and marketing expenses for the three months ended March 31, 2014 decreased by $1.4 million, or 12%, compared to the same period in 2013. Sales and marketing expenses have decreased for the three months ended March 31, 2014, compared to the same quarter of the prior year, related to the expiration of the Sanofi distribution agreements and the reduction in costs associated with marketing the products under the Sanofi agreements. In addition, as result of our restructuring in the fourth quarter of 2013 related to the expiration of our Sanofi distribution agreements and other expense-saving measures, we have reduced our sales force by over 200 salespersons compared to March 31, 2013. The reductions in sales and marketing expenses for the three months ended March 31, 2014, compared to the same period of the prior year, that primarily related to the expiration of the Sanofi distribution agreements, were partially offset by increases in our sales and marketing efforts for ZADAXIN.

We anticipate total sales and marketing expenses for the year ending December 31, 2014 to be comparable to those incurred for the year ended December 31, 2013. Although we anticipate savings in 2014 from our fourth quarter 2013 restructuring, related to the expiration of the Sanofi distribution agreements, and from reductions in our sales force that occurred in 2013, we expect these reductions to be offset by growth in our sales and marketing efforts related to ZADAXIN.

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Research and Development	$1,476	$365	304%

R&D expenses for the three months ended March 31, 2014, increased by $1.1 million, or 304%, compared to the same period in 2013, primarily related to costs incurred in preparation for potential sepsis clinical studies for ZADAXIN.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We expect our research and development expenses to increase in 2014 compared to 2013 related to our support of local trials in China for Loramyc and ZADAXIN, potentially including trials of ZADAXIN for the treatment of sepsis. We may also incur an additional milestone payment to TLC of $0.8 million upon clinical trial application approval which the Company anticipates may occur in 2014. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments, local registration clinical trials, or other expenses related to in-licensing and development of new products in the future.

General and Administrative:

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
General and Administrative	$6,033	$8,600	-30%

General and administrative expenses for the three-month period ended March 31, 2014 decreased by $2.6 million, or 30%, compared to the same period in 2013. General and administrative expenses decreased for the three months ended March 31, 2014, compared to the same period of the prior year, mainly related to a decrease of approximately $1.9 million related to legal matters associated with the ongoing government investigation and the MEDA Pharma GmbH & Co. KG (“MEDA”) arbitration. In addition, general and administrative expenses decreased related to accounting matters associated with the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012, that were recorded in the three month period ended March 31, 2013.

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

Provision for Income Tax:

The provision for income tax was $0.4 million and $0.8 million for the three-month periods ended March 31, 2014 and 2013, respectively, and related to taxable income of our China operations. The decrease of $0.4 million in the provision for income tax for the three-month period ended March 31, 2014, compared to the same period of the prior year, was primarily the result of the expiration of the Sanofi distribution agreements resulting in a reduction in our forecasted profitability for 2014 for our NovaMed operations, compared to 2013.

Our statutory tax rate in China was 25% in 2014 and 2013. We expect the provision for income tax to decrease for the year ending December 31, 2014, compared to the year ended December 31, 2013, related to our China operations.

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

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of March 31, 2014	As of December 31, 2013

Cash, cash equivalents and investments	$87,545	$85,878

As of March 31, 2014, we had $87.5 million in cash, cash equivalents and investments of which $77.0 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. As of March 31, 2014, we determined that our remaining $100.7 million of accumulated undistributed earnings of foreign subsidiaries continues to be indefinitely reinvested outside of the US. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, debt service, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries, (ii) additional investments to support our expansion in the China market as well as planned business acquisitions and/or product licensing transactions, and (iii) there is no foreseeable need to repatriate any additional undistributed earnings to fund our limited US operations. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted, we will accrue for income taxes not previously recognized. Upon distribution of those earnings, we may be subject to US federal and state income taxes. Determination of such additional tax is not practicable as it is dependent on several future uncertainties, including the amount of US tax losses, available net operating losses and, potentially, foreign tax credits available at the time of the repatriation. Based on our current operating plan, we do not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future.

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$4,117	$10,931
Investing activities	$(111)	$(41)
Financing activities	$(2,321)	$(1,829)

Net cash provided by operating activities was $4.1 million for the three-months ended March 31, 2014 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. As of March 31, 2014, in addition to the outstanding balances relative to Sanofi, we have accounts receivable totaling approximately $3.5 million, which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $3.5 million. The customer has a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be. Accounts receivable decreased $7.5 million related to payments received from customers during the three months ended March 31, 2014 and a decrease in sales of ZADAXIN for the first quarter of 2014 as compared to the fourth quarter of 2013. Inventory decreased $1.2 million mainly related to Methotrexate™ inventory sold during the first quarter of 2014, and accounts payable and accrued liabilities decreased $9.5 million mainly related to compensation and benefits, sales and marketing and manufacturing expense payments made during the first quarter of 2014.

Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2013 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was $0.1 million and $41,000 for the three months ended March 31, 2014 and 2013, respectively, and was related to the purchase of property and equipment.

Net cash used in financing activities was $2.3 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, we used $2.6 million and $2.5 million to repurchase and retire approximately 500,003 and 502,400 shares of our common stock under our stock repurchase program, respectively. For the three months ended March 31, 2014 and 2013, we also received $0.2 million and $0.1 million of proceeds, respectively, from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans. For the three months ended March 31, 2013, our subsidiary borrowed $0.6 million under its loan agreement with Shanghai Pudong Development Bank Co. Ltd that expired August 29, 2013. All amounts borrowed were repaid by the expiration date.

In December 2013, our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd., entered into a 10.0 million Renminbi revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million Renminbi loan facility (approximately $2.4 million USD) secured by its accounts receivable with Shanghai Pudong Development Bank Co. Ltd. (the “Credit Facility”). As of March 31, 2104, 10.0 million Renminbi (approximately $1.6 million USD) in borrowings were outstanding on the revolving line of credit facility that must be repaid by June 4, 2014 with early repayment allowed. The Credit Facility bears interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% as of March 31, 2014). The Credit Facility expires on November 30, 2014 and any amounts borrowed must be repaid by the expiration date.

The following summarizes our future contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-term debt obligation (1)	$1,626	$1,626	$—	$—	$—
Operating leases (2)	4,913	2,075	1,996	842	—
Purchase obligations (3)	8,110	8,110	—	—	—
Uncertain tax positions (4)	4,203	—	—	—	—

Total	$18,852	$11,811	$1,996	$842	$—

(1)	Our short term debt obligations include our expected principal and interest obligations related to our Credit Facility with Shanghai Pudong Development Bank Co. Ltd. Our calculations of expected principal and interest payments incorporate only current period assumptions for interest rates and borrowings.
(2)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(3)	These consist of purchase obligations with manufacturers and distributors.
(4)	As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed under the agreements. As of March 31, 2014, we had $3.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. We have demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to our satisfaction, we intend to vigorously pursue our claims against Sanofi in arbitration. We are also pursuing settlement options outside of formal arbitration.

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

We have also reorganized our business as a result of the expiration of this agreement, and have incurred restructuring charges in the amount of approximately $1.2 million that were recorded in the fourth quarter of 2013, of which approximately $0.3 million remains accrued as of March 31, 2014 and is expected to be paid during the remainder of fiscal 2014.

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

Our Board of Directors has authorized a $50.5 million stock repurchase program, initiated in October 2011, which will expire December 31, 2014. Under this program, we repurchased and retired 500,003 shares at a cost of $2.6 million during the three months ended March 31, 2014 bringing the total repurchases since the program’s inception to approximately 8.4 million shares at a cost of $43.4 million through March 31, 2014. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

In May 2013, as part of our framework agreement with Zensun, we agreed to enter into a $12.0 million loan facility to Zensun. We have finalized the licensing agreement with Zensun and anticipate funding approximately $2.3 million of the loan in 2014.

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

Product Revenue. We recognize product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to SinoPharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. We also earn product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. We recognize revenue related to these products based on the “sell-in” method, when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes in our critical accounting policies, estimates and judgments for the three months ended March 31, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk for the three months ended March 31, 2014 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the unremediated material weakness in our internal controls over financial reporting relating to the design and operating effectiveness of certain corporate monitoring controls which we have previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Status of Remediation of Material Weakness

As of March 31, 2014, we have implemented procedures designed to address the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 related to the design and operating effectiveness of certain corporate monitoring controls. Management has implemented corporate monitoring controls and other controls to provide increased oversight over our China operations. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address this material weakness or to modify the remediation steps described above. We will not be able to assess whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The US Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) are each conducting formal investigations of us regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

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

NovaMed is a party to a Distribution and Supply Agreement with MEDA originally entered into in early 2007. Following our acquisition of NovaMed on April 18, 2011, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However, no resolution was reached. MEDA notified NovaMed that the termination was effective as of May 2011; however, as provided in the agreement, disputes, including disputes regarding termination, must be resolved in binding arbitration. We did not expect any significant revenues from the products which are the subject of this agreement until after 2014. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 3, 2014 CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any products’ rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA since the entry into the Distribution and Supply Agreement and up to the date of the Award. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed. While NovaMed has the right to make a determination of the reasonable amount of its compensation for services, MEDA may elect to initiate another arbitration if it determines to dispute the reasonableness of NovaMed’s determination. However, NovaMed is not required to return to the product rights to MEDA until MEDA either makes concurrent payment to NovaMed, or (i) pays $333,333 to NovaMed, (ii) initiates a second CIETAC arbitration and (iii) posts a security bond of $2,666,666. On April 30, 2014, NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. As MEDA has not yet agreed to such amount and could pursue further arbitration, the amount of any final payment to NovaMed remains uncertain.

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

On or about November 20, 2013, counsel for the Company sent a letter on behalf of the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed”), to Sanofi (Hangzhou) Pharmaceuticals Co. Ltd. and Sanofi (Beijing) Pharmaceuticals Co., Ltd. (collectively, “Sanofi”) (i) asserting that Sanofi had breached its obligations under various agreements (the “Promotion Agreements”) between the parties for the promotion of Depakine®, Stilnox®, Tritace® and Xatral® (collectively the “Products”) by, among other things, failing to supply Products for the fourth quarter of 2013 in relation to sales the Company generated, and failing to pay promotion fees due to NovaMed under the Promotion Agreements, and (ii) demanding that Sanofi make full payment of the promotional fees due to NovaMed, and that Sanofi cause orders to be placed for the Products for November and December of 2013 in specified quantities. On or about December 4, 2013, counsel for Sanofi responded to such demand letter (i) denying any wrongful action or breach or failure to supply Products under the Promotion Agreements, and (ii) demanding that NovaMed provide certain in-market sales data from January to November 2013, provide a sales forecast for December 2013 and cooperate with an audit by Sanofi. On December 23, 2013, counsel for NovaMed responded to Sanofi’s request for additional data and proposed a potential settlement of the dispute. The parties have been meeting to discuss potential settlement of the dispute. However, the dispute has not been resolved by the parties. NovaMed has communicated to Sanofi that if the dispute is not resolved to its satisfaction, it intends to exercise all of its legal rights and remedies under the Promotion Agreements, including pursuing arbitration of the dispute through CIETAC pursuant to the terms of the Promotion Agreements. No formal legal proceeding has been initiated by or filed against the Company in connection with this matter.

Item 1A.	Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 17, 2014.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $4.1 million and $4.2 million for the quarters ended March 31, 2014 and 2013, respectively, we have experienced significant operating losses in the past, and as of March 31, 2014, we had an accumulated deficit of approximately $134 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and DOJ investigations, our efforts to cooperate with the investigations and events related to pending litigation;

•	government regulatory action affecting our Company or our drug products or our competitors’ drug products in China, the US and other foreign countries, including the effect of government initiatives in China, particularly actions intended to reduce pharmaceutical prices such as the reduction in the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

•	actual or anticipated fluctuations in our quarterly operating results, some of which may result from undertaking new clinical development projects, or from licensing or acquisition-related expenses including up-front fees, milestone payments, and other items;

•	progress and results of clinical trials and the regulatory approval process in Europe and in China;

•	timing and achievement of our corporate objectives;

•	charges related to expired inventory or bad debt;

•	terminations of, or changes in our agreements or relationships with collaborative partners;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;

•	developments or disputes concerning patent or proprietary rights;

•	changes in the composition of our management team or board of directors;

•	changes in company assessments or financial estimates by securities analysts;

•	changes in assessments of our internal control over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	unanticipated increases in our G&A expense due to legal and accounting expenses, including expenses relating to the governmental investigations, our disputes with MEDA, and arising out of matters relating to any additional or uncorrected control deficiency or related matters;

•	economic and political conditions in the US or abroad, particularly in China; and

•	broad financial market fluctuations in the US, Europe or Asia.

Our acquisition of NovaMed involves a number of risks. Although we believe we have substantially completed the integration, there are some challenges that still could affect us and we have not realized all the anticipated benefits of the acquisition. We may acquire other companies or products that present similar risks.

We believe we have substantially completed the integration of our NovaMed acquisition and our operations and personnel are utilizing common business, information and communication systems, operating procedures, financial controls and human resources practices. We have experienced a number of challenges in the process of integration which have had, and could have further adverse effects on our business.

We may enter into other acquisition transactions in the future which could present similar risks and may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and intangible assets that would be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; and

•	incur large and immediate write-offs of in-process research and development costs; or become subject to litigation.

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China. The China government has previously imposed price restrictions on ZADAXIN, Aggrastat and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. The percentage of our revenue that comes from ZADAXIN has declined since our acquisition of NovaMed as a result of additional product sales from NovaMed. However, we anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the three months ended March 31, 2014 and 2013, approximately 96% and 95% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the National Development Reform Commission (“NDRC”) and provincial agencies pricing reform.

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

During the third quarter of 2012, we estimated that there was a substantial increase in ZADAXIN channel inventory levels and we believe that our sales to our customers exceeded the pace at which our customers were able to sell the ZADAXIN through to other parties, primarily hospital pharmacies. As a result, ZADAXIN revenues were lower in first quarter of 2013, as compared to the same period of 2014. We believe channel inventory has returned to normal levels, and we continue to believe that we will grow demand for ZADAXIN through increased penetration in the market; however, we may not be successful or we may experience future fluctuations in channel inventory either of which could adversely affect our future ZADAXIN revenue.

We could experience fluctuations in channel inventory due to actual or expected epidemics. For example, during the second quarter of 2009, we experienced a strong upsurge in ZADAXIN sales, which we believe was attributable both to the increasing penetration of ZADAXIN within the Chinese market, as well as concerns in China from the H1N1 influenza virus. If distributors and hospitals that purchase ZADAXIN stockpile more ZADAXIN than needed for current use, our subsequent sales of ZADAXIN may suffer as distributors and hospitals use ZADAXIN already in their inventory before purchasing additional product from us. This could lead to uneven future revenue results for ZADAXIN and in turn materially impact our cash flows and business condition.

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

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the NRDL and pricing for ZADAXIN on the National Reimbursement Drug List (“NRDL”) was reviewed by the authorities. As a result of the China government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. SinoPharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China and as a result, the impact on our sales price per unit has been insignificant. As SinoPharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the NDRC price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter were reduced by amounts ranging from 10 to 20%.

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

Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed under the agreements. As of December 31, 2013, we had $3.3 million of uncollected receivables due from Sanofi that related to revenue recognized during the first three quarters of 2013. We have demanded that Sanofi make full payment of the promotional fees due to NovaMed. If this matter is not resolved to our satisfaction, we intend to vigorously pursue our claims against Sanofi in arbitration. We are also pursuing settlement options outside of formal arbitration.

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

As we are in a dispute with Sanofi concerning their performance, we therefore deferred revenue recognition of approximately $2.8 million of Sanofi promotion fees for the fourth quarter of 2013, pending resolution of the dispute. As we are legally entitled to at least the $2.8 million recorded as a receivable, the non-recognition of revenue resulted in an equal and offsetting amount of deferred revenue. Our revenues for 2013, 2012 and 2011 with Sanofi were approximately $25.0 million, $30.8 million, and $19.7 million, respectively. The termination of these agreements will negatively affect our revenues in 2014, however we believe it will have only a modest effect upon our profitability in 2014.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term through December 2017. Our other significant agreement with Pfizer is expected to be renewed month-to-month until our negotiation for an extended or renegotiated agreement is concluded. Revenues for 2013, 2012, and 2011 related to our agreement with Pfizer were approximately $3.1 million, $8.8 million, and $5.5 million, respectively. We are actively negotiating the renewal or extension of this agreement. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. As part of this process, we have recently discontinued promotion of certain oncology products for Pfizer. Revenues related to these products were approximately $0.7 million, $1.5 million, and $2.7 million in 2013, 2012, and 2011, respectively. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. Terminations or failures to renew these or any other agreement as to some or all of the products covered by the agreement could result in a decline in revenue and in other costs including restructuring charges if a resulting revenue decline required us to reduce costs. On the other hand, if we are successful in negotiating better terms there may be a positive impact on our revenues and profitability.

Our revenue will continue to be substantially dependent on our maintaining regulatory licenses and compliance with other regulations. *

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2017. Cardiome Pharma Corp. (formerly Correvio, LLC) has obtained a license to import Aggrastat into China that also needs to be renewed every five years with the next renewal required in July 2014. Although renewals in the past were obtained successfully, there is no assurance that SciClone or Cardiome Pharma Corp. will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN or Aggrastat to China.

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

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit or Special Committees may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China. If we are subject to adverse findings resulting from the

SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed on us. As of March 31, 2014, we estimate that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable. This expense of $2.0 million was recorded to operating expense in our fourth quarter 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines that are more than the estimated or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management and financial resources, which could otherwise be devoted to the operation of our business.

If we fail to achieve or maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot establish effective controls and provide reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during the third quarter of 2012, our management determined that we had a material weakness in internal control over financial reporting related to the design and operation of our controls primarily associated with product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed subsidiary. Furthermore, during the fourth quarter of 2012, our management determined that we had an additional indicator of the same material weakness related to the timing of revenue recognition for our Pfizer products and the override of related controls at our NovaMed subsidiary, and the corporate monitoring thereof. Except for certain root causes which we have remediated, the material weakness around internal control over financial reporting, related to our China operations and corporate monitoring thereof, remained unremediated as of March 31, 2014. We continue to work on improvements to our internal controls and there can be no assurance that these or other material weaknesses will not occur in the future, or otherwise cause us to inaccurately report our financial statements. For example, the restatement of our financial statements for each of our first, second, and third quarters of 2012, and our financial statements for each of the second and third quarters of 2011 and the year ended December 31, 2011, were in part caused by the material weakness related to the design and operation of our controls disclosed as of December 31, 2012 discussed above. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

The audit report as of and for the year ended December 31, 2013 included in our most recent Annual Report on Form 10-K was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board (“PCAOB”), and, although they may be subject to other inspections, you do not have the benefits of PCAOB inspections. *

Although our independent auditors’ quality control practices and individual audits may be subject to review or inspection from time to time by peers or by industry bodies in China, such reviews or inspections often are substantially different from, or not comparable to, an inspection by the PCAOB in accordance with the professional standards thereof. Auditors of companies that are registered with the SEC and traded publicly in the US, including our independent registered public accounting firm, must be registered with the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Because our auditors are located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China, including our auditors. As a result, investors in our equity securities may be deprived of the benefits of PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures or quality control procedures as compared to other public company auditors outside of China that are subject to PCAOB inspections. As a result, investors in our stock may lose confidence in our reported financial information and procedures and the quality of our financial statements.

An initial decision in proceedings instituted by the SEC against five People’s Republic of China (“PRC”)-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934. *

In December 2012, the SEC instituted administrative proceedings against five PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated US securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States and which are the subject of certain ongoing SEC investigations. We were not and are not the subject involved in the proceedings brought by the SEC against the accounting firms. On January 22, 2014, the SEC Administrative Law Judge (the “ALJ”) presiding over the matter reached an initial decision. The ALJ concluded that each of the accounting firms, including our independent registered accounting firm, violated the SEC’s Rules of Practice by failing to produce audit workpapers directly to the SEC. It further determined that each of the firms (except for one which no longer provides audit services to China-based U.S. companies) should be censured and barred from practicing before the SEC for a period of six months. These affected firms prepared and filed appeals to the initial decision in February 2014, which will require further time to review and administer. This initial decision, however, has no binding legal effect until it is reviewed and endorsed by the full SEC Commission, although that endorsement could then be subject to appeal by the accounting firms through the courts. While we cannot predict the outcome of the SEC Commission’s review or that of any subsequent appeal process, if the appeals of the initial decision do not have an effect and the initial decision is upheld, endorsed, and not further successfully appealed at a higher level, the accounting firms, including our independent registered public accounting firm, would be temporarily denied the ability to practice before the SEC. If during this temporary period, there was a need to issue an audit report on our financial statements under the US federal securities laws, principally the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we are unable to timely find another registered public accounting firm which can audit and issue a report on our financial statements, our financial statements could be determined to not be in compliance with the requirements for financial statements of public companies registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a determination could ultimately lead to the delisting of our common stock from the NASDAQ Global Select Market or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, we recorded $2.4 million to bad debt expense for the year ended December 31, 2013 related to one customer whose accounts receivable are significantly past due and for which collectability is uncertain. In addition, we could also experience a charge for inventory obsolescence related to Aggrastat or other products if we are unable to sell units of Aggrastat or other products that are nearing their expiry dates, or for bad debt if a former distributor does not pay an outstanding receivable in full. Those or similar future events would have an adverse impact upon our operating results.

We are at risk of additional securities class action and derivative lawsuits. *

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. After our announcement regarding SEC and DOJ investigations in 2010, we and certain of our officers and directors were named as parties in purported stockholder class actions and derivative lawsuits. Those class action lawsuits were dismissed and we have settled those derivative lawsuits. Our stock price declined following the announcement of a restatement of our financial statements for fiscal 2011 and the first three quarters of fiscal 2012, and that our predecessor independent auditing firm had elected not to stand for reappointment for the 2013 fiscal year. Soon after that announcement, we and certain of our officers and directors were named as parties in a purported derivative lawsuit relating to the restatement. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigations, our own investigations related thereto, or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. We may be named in additional litigation, which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such litigation could result in additional substantial costs and a diversion of management’s and the Board of Directors’ attention and resources, which could harm our business.

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

Our sales are concentrated in China and we face risks relating to operating in China, including pricing and other regulations, slow payment cycles and exposure to fluctuations in the Chinese economy. *

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. The Chinese government has imposed price restrictions on ZADAXIN, Aggrastat and various oncology products we promote. As a result of the China government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. SinoPharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. Since the terms of our agreement with SinoPharm went into effect, the average impact on our sales price per unit has been insignificant. As SinoPharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected. As of March 31, 2014, we have accounts receivable, not related to Sanofi, totaling approximately $3.5 million that are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $3.5 million as a result of continual negotiations that indicate the accounts receivable balance may not be recoverable. The customer has a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

Chinese healthcare regulation and the Chinese market are changing rapidly and we may modify our strategy in response to those changes and we cannot assure you that we will be successful in implementing changes. *

The Chinese healthcare and regulatory environment have changed and are likely to continue to change in response to Chinese government policies and other factors. We intend to evaluate and make modifications to our strategy in response to these changes. We intend to continue our strategies of growing business in China by expanding ZADAXIN sales, entering into new promotional agreements, and seeking of products that have been approved outside China, but we may implement additional strategies, including expanding our capabilities in China to develop earlier stage products in-licensed from third parties in China or elsewhere. If we make significant additions or changes to our strategy, we may not be successful in implementing such changes, or the Chinese market may change in unexpected directions to which we are not able to respond timely.

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

Because of China’s tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next; we are dependent upon SinoPharm as the exclusive importer of ZADAXIN. *

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China’s quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on SinoPharm to supply our ZADAXIN sales. Our receivables from SinoPharm are material, and if we were unable to collect receivables from SinoPharm or any other importer, our business and cash-flow would be adversely affected. In 2012, we also relied on another distributor to supply our ZADAXIN product. Receivables from this importer are $3.5 million as of March 31, 2014 that are more than one year past due and fully reserved, and if we were unable to collect these receivables, our business and cash-flow would be adversely affected.

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

The existence of counterfeit pharmaceutical products in China’s pharmaceutical retail market may damage our brand and reputation and have a material adverse effect on our business, financial condition, results of operations and prospects. *

Certain medicine products distributed or sold in China’s pharmaceutical retail market, including those appearing to be our products, may be counterfeit. Counterfeit products are products sold under the same or very similar brand names and/or have a similar appearance to genuine products. Counterfeit products, including counterfeit pharmaceutical products, are a significant problem in China. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. The counterfeit pharmaceutical product regulation control and enforcement system in China is not able to completely eliminate production and sale of counterfeit pharmaceutical products. To increase our ability to prevent counterfeiting, we have taken several actions, including enhancements of our product labeling to implement industry-leading labeling technology and implementation of product tracking applications. However we cannot eliminate counterfeiting and, any sale of counterfeit products resulting in adverse side effects to consumers may subject us to negative publicity and expenses. It could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance. *

A majority of our product sales are denominated in US dollars and a significant portion of our sales and expenses are denominated in Renminbi. Fluctuation in the US dollar exchange rate with local currency directly affects the customer’s cost for our product. In particular, a stronger US dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the Renminbi in a narrow currency trading band that may or may not fluctuate based on government policy. The Chinese government has recently announced a small widening of the trading band. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the Renminbi exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the US dollar and US interest rates. A trend to a stronger US dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker US dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

We cannot predict the safety profile of the use of ZADAXIN or other drugs we may develop or market particularly when used in combination with other drugs. *

While the products we market generally have excellent safety profiles, we cannot predict whether any product may have unexpected safety issues in a particular patient population or when used in new indications. In addition, we cannot predict how ZADAXIN or other drugs we may develop or market will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN or other drugs we may develop or market when used in certain combination therapies.

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

We rely on third parties who are our sole source suppliers for our clinical trial and commercial products and their inability to deliver products that meet our quality-control standards could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process. *

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. If we experience a problem with the manufacturer or our suppliers, our sales may suffer. We and NovaMed have each experienced difficulties with obtaining product from manufacturers in the past. During 2012, we experienced limitations on supply of Depakine™ IV, Perenan™, Methotrexate™, and Rulide™ (each of which we no longer market) and the growth in the sales of those products was affected. During 2011, we experienced manufacturing delays related to repairs for general, non-production-related facilities equipment at one of our API suppliers. During 2010, we experienced difficulties validating upgrades to equipment with one of our API manufacturers. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of our products in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced. In addition, each of the products that are marketed through our NovaMed subsidiary is manufactured by, or obtained from, a single source.

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

The former Chief Executive Officer and the former Chief Operating Officer of our China operations resigned in the fourth quarter of 2012 and we have also had departures in our senior sales personnel. We may experience other departures. In addition, we have terminated personnel for violations of our policies and procedures as well as for lack of performance. Our future success will depend in part on our retaining key personnel and on recruiting additional senior sales and other personnel in China. We are continuously recruiting executives and other level personnel to address departures and to expand and strengthen our China operations and hired a new Chief Executive Officer of SciClone’s China operations, who began on April 1, 2013 and we hired a new General Counsel and Vice President of Compliance, who began in China in February 9, 2014.

Conversely, if we need to reduce the size of a particular aspect of our business, including if we have contracts that are not renewed or renegotiated for products we market or promote, we are also dependent on our ability to make such adjustments while retaining suitably skilled personnel. For example, we recently reduced the size of our sales force as a result of the expiration of our agreement with Sanofi. In addition, we have taken corrective measures based on the findings of our Special Committee relating to its investigation of matters relating to the FCPA and have taken, and expect to continue to take, corrective measures relating to managements’ evaluation of internal control over financial reporting which could have adverse effects on our business, including the loss of personnel, and changes in marketing, sales and educational practices or programs. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our sales, development and other operations, and in particular senior executives, our financial results and operations would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

We may need to obtain additional funding to support our long-term product development and commercialization programs. *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our Board of Directors has approved a share repurchase program that authorizes the Company to repurchase up to a total of $50.5 million of its outstanding common stock. As of March 31, 2014, $7.1 million of the $50.5 million remained available under the repurchase program for future share repurchases. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products including those products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

We expect that we may need to transfer capital to NovaMed from time to time to fund its operations. We need to obtain regulatory approval from China’s State Administration of Foreign Exchange (“SAFE”) in order to make such transfers and there can be no assurance that we will be able to obtain such approval in a timely manner. We have been able to fund the operations of NovaMed to date through commercial credit facilities or through intercompany loans, but we could face difficulties in the future if our efforts to improve profitability and cash flow in NovaMed are not successful, or if we are unable to obtain SAFE approval or obtain further funding for NovaMed.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. *

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information, certain information regarding our business partners, and personally identifiable information of our employees, in our computer networks. The secure maintenance and transmission of this information is critical to our operations and reputation. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Although we have not been adversely affected in any significant manner, we have experienced problems with information security in the past which we believe is primarily due to breaches of security by current or former employees gaining access to restricted information. Any such breach could compromise our computer networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, and damage our reputation, any of which could adversely affect our business and competitive position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended March 31, 2014 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1, 2014 through January 31, 2014	468	$5.13	468	$7,228
February 1, 2014 through February 28, 2014	17	$4.51	17	7,150
March 1, 2014 through March 31, 2014	15	$4.58	15	7,081

Total	500	$5.10	500

(1)	“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects the $50.5 million total authorized since the program’s inception in October 2011, less the $43.4 million we repurchased through March 31, 2014, including $0.3 million of commissions paid.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1(1)**	Employment Agreement with Chun Cai Meng, effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals Hong Kong Ltd.

10.2(1)**	Change in Control Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc.

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(1)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the three-months ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended March 31, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Months ended March 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date:	May 12, 2014	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1(1)**	Employment Agreement with Chun Cai Meng, effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals Hong Kong Ltd.

10.2(1)**	Change in Control Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc.

10.3(1)**	Executive Severance Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc.

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(1)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the three-months ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended March 31, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Months ended March 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.
**	Management compensatory plan or arrangement.