Form 10-Q
period 2014-06-30
SCICLONE PHARMACEUTICALS INC
filed 2014-08-11
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number:  0-19825

_____________________________________________

SCICLONE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

_____________________________________________

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

_____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes    ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☐     No     ☒

As of August 6,  2014,  51,079,942 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$86,988	$85,803
Accounts receivable, net of allowance of $3,592 and $3,587 as of June 30, 2014 and December 31, 2013, respectively	35,768	40,008
Inventories	16,264	15,238
Restricted cash and investments	75	75
Prepaid expenses and other current assets	2,244	2,287
Deferred tax assets	5	6
Total current assets	141,344	143,417
Property and equipment, net	1,187	843
Goodwill	34,521	35,357
Other assets	404	242
Total assets	$177,456	$179,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,567	$7,190
Accrued and other current liabilities	16,735	21,464
Deferred revenue	5	2,915
Short-term borrowings on credit facilities	—	1,651
Total current liabilities	23,307	33,220
Other long-term liabilities	41	44
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,225,289 and 52,371,664 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	51	52
Additional paid-in capital	281,430	278,327
Accumulated other comprehensive income	3,402	4,176
Accumulated deficit	(130,775)	(135,960)
Total stockholders’ equity	154,108	146,595
Total liabilities and stockholders’ equity	$177,456	$179,859

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013
Revenues:
Product sales, net	$31,551	$21,683	$57,615	$42,216
Promotion services	962	7,609	1,463	16,882
Total net revenues	32,513	29,292	59,078	59,098
Operating expenses:
Cost of product sales	5,011	3,205	9,572	7,823
Sales and marketing	11,242	14,269	21,076	25,468
Research and development	804	5,406	2,280	5,771
General and administrative	5,816	7,954	11,849	16,554
Total operating expenses	22,873	30,834	44,777	55,616
Income (loss) from operations	9,640	(1,542)	14,301	3,482
Non-operating income (expense):
Interest and investment income	23	12	42	31
Interest and investment expense	(19)	(45)	(48)	(82)
Other income (expense), net	30	80	(89)	64
Income (loss) before provision for income tax	9,674	(1,495)	14,206	3,495
Provision for income tax	34	488	432	1,275
Net income (loss)	$9,640	$(1,983)	$13,774	$2,220

Basic net income (loss) per share	$0.19	$(0.04)	$0.27	$0.04
Diluted net income (loss) per share	$0.18	$(0.04)	$0.26	$0.04

Weighted average shares used in computing:
Basic net income (loss) per share	51,620	54,124	51,788	54,104
Diluted net income (loss) per share	52,812	54,124	52,987	55,461

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013
Net income (loss)	$9,640	$(1,983)	$13,774	$2,220
Other comprehensive income (loss):
Net change in unrealized gain (loss) and foreign currency translation on foreign currency denominated available-for-sale securities	—	4	—	(6)
Foreign currency translation	85	76	(774)	254
Total other comprehensive income (loss)	85	80	(774)	248
Total comprehensive income (loss)	$9,725	$(1,903)	$13,000	$2,468

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,

	2014	2013
Operating activities:
Net income	$13,774	$2,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash expense related to stock-based compensation	1,775	2,263
Provision for expiring inventory	275	—
Depreciation and amortization	431	413
Loss on disposal of fixed assets	15	—
Deferred income taxes	—	228
Other long-term liabilities	(64)	(215)
Changes in operating assets and liabilities:
Accounts receivable, net	1,432	(8,847)
Inventories	3,559	2,187
Prepaid expenses and other assets	(47)	(1,384)
Accounts payable	(5,858)	(1,015)
Accrued and other current liabilities	(4,430)	(3,498)
Deferred revenue	(251)	—
Net cash provided by (used in) operating activities	10,611	(7,648)
Investing activities:
Purchases of property and equipment	(471)	(87)
Net cash used in investing activities	(471)	(87)
Financing activities:
Repurchase of common stock	(8,590)	(2,500)
Proceeds from borrowing on credit facilities	—	568
Repayment of credit facility	(1,616)	—
Proceeds from issuances of common stock, net	1,278	706
Net cash used in financing activities	(8,928)	(1,226)
Effect of exchange rate changes on cash and cash equivalents	(27)	(1)
Net increase (decrease) in cash and cash equivalents	1,185	(8,962)
Cash and cash equivalents, beginning of period	85,803	84,228
Cash and cash equivalents, end of period	$86,988	$75,266

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Basis of Presentation

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

Customer Concentration

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For the Company’s proprietary product, ZADAXIN®, the Company manufactures its product using its US and European contract manufacturers, and it generates its product sales revenue through sales of ZADAXIN products to Sinopharm Lingyun Biopharmaceutical (Shanghai) Co. Ltd. (“SinoPharm”). SinoPharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. The Company’s ZADAXIN sales occur when the importer purchases product from the Company, without any right of return except for damaged product or quality control issues and after passage of title and risk of loss are transferred to SinoPharm at the time of shipment. After the Company’s sale, SinoPharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier local or regional distributors who, in turn, sell products to hospitals and pharmacies. The Company’s other product sales revenues result from the sale of the Company’s in-licensed products to importing agents and distributors.

Promotion services revenues result from fees received for exclusively promoting products for certain pharmaceutical partners. These importing agents, distributors and partners are the Company’s customers.

Customers that exceeded 10% of the Company’s total net revenue and related to the Company’s China segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013
Customer A	92%	70%	93%	68%
Customer B	—	24%	—	26%

As of June 30, 2014, approximately $37.5 million, or 95%, of the Company's accounts receivable were attributable to three customers in China. The Company generally does not require collateral from its customers.

Accounts Receivable

Receivable Reserve. The Company records a receivable reserve based on a specific review of its overdue invoices. The Company’s estimate for a reserve is determined after considering its existing contractual payment terms, payment patterns of its customers and individual customer circumstances, the age of any outstanding receivables and its current customer relationships. Accounts receivable are charged off at the point when they are considered uncollectible.  As of June 30, 2014, the Company had $7.1 million in accounts receivable that were past due ninety days or more. As of June 30, 2014 and December 31, 2013, the Company recorded a receivable reserve of approximately $3.5 million related to gross accounts receivable of $3.5 million from one customer that is more than one year past due.  The accounts receivable reserve was established as a result of continual negotiations that indicate the accounts receivable balance may not be recoverable.  The receivable reserve reflects the Company’s best estimate of the ultimate collection, though actual collections may vary and the Company continues to pursue the full amount of the accounts receivable. The Company also had an additional receivable reserve of $0.1 million as of June 30, 2014 and December 31, 2013 due to the Company’s uncertainty of collecting a portion of the remaining outstanding accounts receivable balances. The remaining amount past due ninety days or more of approximately $3.5 million related to receivables from affiliates of Sanofi Aventis S.A. (“Sanofi”) and had not been reserved for as of June 30, 2014. Refer to further information regarding this matter under “Revenue Recognition” “Promotion Services Revenue.”

Revenue Reserve. The Company maintains a revenue reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired on delivery or are deemed to be damaged or defective when delivered. The calculation of the revenue reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the revenue reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of June 30,  2014 and December 31, 2013, the Company’s revenue reserves were immaterial.

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

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contract, which marks the period when marketing and promotion services have been rendered and the revenue recognition criteria are met. In certain arrangements, the Company was required to return or refund a portion of promotion services fees received during interim periods from a pharmaceutical customer if defined annual sales targets were not achieved. Under the Company’s agreements with this customer, if the agreement was terminated, and provided such targets had been met on a “pro rata” basis at the date of contract termination, the Company was entitled to retain the amounts paid. Due to the ability to retain amounts paid upon contract termination, provided applicable targets had been met on a “pro rata” basis at any interim date, the Company elected to recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.”

The Company’s promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. The Company received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, the Company believes that Sanofi breached its obligations under these agreements by, among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales the Company generated, and failing to pay promotion fees due to our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”), under the agreements. As of June 30, 2014 and December 31, 2013, the Company had $3.5 million and $7.3 million, respectively, of uncollected receivables due from Sanofi. NovaMed Shanghai and Sanofi negotiated a settlement of the matter, effective July 14, 2014. The settlement provided that Sanofi would make a final payment to NovaMed Shanghai of approximately 22 million Renminbi (approximately $3.5 million) within 30 days of the date of the settlement. The Company subsequently received the $3.5 million. The terms of the settlement resulted in the recognition of promotion services revenue for the second quarter of 2014 of approximately $0.2 million of Sanofi revenue that had been deferred, as had all promotional fees invoiced to Sanofi relating to the fourth quarter of 2013. The remaining deferred revenue of approximately $2.6 million was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items, including pharmaceutical products approaching their expiry dates. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value. For the three and six-month periods ended June 30, 2014,  the Company recorded a charge to cost of product sales of $0.3 million for Aggrastat® product due to inventory nearing its expiry dates.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options and the employee stock purchase plan using the treasury stock method. For the three months ended June 30, 2013, the impact of stock options and the employee stock purchase plan were not included in the computation of diluted net loss per share because the inclusion would provide an anti-dilutive effect.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013
Numerator:
Net income (loss)	$9,640	$(1,983)	$13,774	$2,220
Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	51,620	54,124	51,788	54,104
Effect of dilutive securities	1,192	—	1,199	1,357
Weighted-average shares outstanding used to compute diluted net income (loss) per share	52,812	54,124	52,987	55,461
Basic net income (loss) per share	$0.19	$(0.04)	$0.27	$0.04
Diluted net income (loss) per share	$0.18	$(0.04)	$0.26	$0.04

For the three months ended June 30, 2014, outstanding stock options for 4,452,535 shares were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended June 30, 2014, 50,000 shares under option subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met. For the three months ended June 30, 2013, outstanding stock options for 5,055,114 shares were not included in the computation of diluted net loss per share because the inclusion would provide an anti-dilutive effect.

For the six months ended June 30, 2014 and 2013, outstanding stock options for 4,025,589 and 3,293,668 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the six months ended June 30, 2014 and 2013, shares subject to performance conditions of 55,249 and 37,638 shares, respectively, were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

Reclassifications

The Company reclassified approximately $0.4 million of deferred tax balances as of December 31, 2013 to conform to the current year presentation, as permitted by the optional retrospective presentation provisions of Accounting Standards Update (ASU) 2013-11  “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists”. These reclassifications had no effect on prior years’ net income or stockholders’ equity.

New Accounting Standards Update

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2017, with early application not permitted. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and restricted cash and investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2014 Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678
Total	$19,678	$75	$—	$19,753

	Fair Value Measurements as of December 31, 2013 Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Certificate of deposit	$—	$75	$—	$75
Money market funds	28,262	—	—	28,262
Total	$28,262	$75	$—	$28,337

3.Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$6,832	$7,746
Work in progress	594	319
Finished goods	8,838	7,173
	$16,264	$15,238

Included in the Company’s inventory as of June 30, 2014 and December 31, 2013,  was  $5.0 million and $2.4 million, respectively, in inventory held at distributors related to products marketed by NovaMed Pharmaceuticals, Inc. and NovaMed Shanghai subsidiaries.

4.Credit Facilities

Credit Facility

In December 2013, the Company’s subsidiary, NovaMed Shanghai,  entered into a 10.0 million Chinese Yuan Renminbi (“Renminbi”) revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million  Renminbi loan facility (approximately $2.4 million USD) secured by its accounts receivable with Shanghai Pudong Development Bank Co. Ltd. (“the Credit Facility”). As of June 30, 2014, no borrowings were outstanding on the Credit Facility. The Credit Facility bears interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% as of June 30, 2014). The Credit Facility expires November 30, 2014 and any amounts borrowed must be repaid by the expiration date. For the three- and six-months ended June 30, 2014, the Company paid interest of approximately $22,000 and $48,000, respectively, related to the Credit Facility.

Loan Agreement

The Company’s previous loan agreement for 12.5 million Renminbi (approximately $2.0 million) with Shanghai Pudong Development Bank Co. Ltd. expired August 29, 2013. All amounts borrowed were repaid by the expiration date. The loan bore interest on borrowed funds at 7.5%. For the three- and six-months ended June 30, 2013, the Company paid interest of approximately $39,000 and $70,000, respectively, related to this loan agreement.

5.Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued sales and marketing expenses	$4,868	$6,419
Accrued taxes, tax reserves and interest	4,542	5,029
Accrued compensation and benefits	2,331	3,475
Accrued estimated SEC and DOJ investigation loss (Note 8)	2,000	2,000
Accrued professional fees	1,573	1,601
Accrued manufacturing costs	635	1,617
Other	786	1,323
	$16,735	$21,464

6.Accumulated Other Comprehensive Income (Loss)T

Changes in the composition of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of April 1, 2014	$3,317	$—	$3,317
Other comprehensive income	85	—	85
Balances as of June 30, 2014	$3,402	$—	$3,402

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of January 1, 2014	$4,176	$—	$4,176
Other comprehensive loss	(774)	—	(774)
Balances as of June 30, 2014	$3,402	$—	$3,402

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of April 1, 2013	$3,233	$(77)	$3,156
Other comprehensive income	76	4	80
Balances as of June 30, 2013	$3,309	$(73)	$3,236

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of January 1, 2013	$3,055	$(67)	$2,988
Other comprehensive income (loss)	254	(6)	248
Balances as of June 30, 2013	$3,309	$(73)	$3,236

7.Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013
Sales and marketing	$284	$308	$485	$554
Research and development	12	23	59	32
General and administrative	597	913	1,231	1,677
	$893	$1,244	$1,775	$2,263

Stock Options

During the six months ended June 30, 2014, the Company granted options to purchase a total of 1,574,500 shares of common stock and options to purchase 432,592 shares of common stock were exercised. As of June 30, 2014, there was approximately $5.3 million of unrecognized compensation expense, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.86 years.

Restricted Stock Units (RSUs)

During the six months ended June 30, 2014, 7,000 RSUs were granted at a grant date fair value per share of $4.52 and 198,574 RSUs vested. As of June 30, 2014, there was approximately $0.4 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted-average remaining period of approximately 1.86 years.

Repurchase of Common Stock

Through June 30, 2014, the Company’s Board of Directors had authorized a $50.5 million share repurchase program through December 31, 2014. The Company repurchased and retired 1,721,918 shares at a cost of $8.6 million during the six-month period ended June 30, 2014. As of June 30, 2014, $1.1 million of the $50.5 million share repurchase program authorized by the Board of Directors was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

8.Contingencies and Commitments

Legal Matters

The Company is a party to various legal proceedings and subject to government investigations, as noted in this section below. All legal proceedings and any government investigations are subject to inherent uncertainties, unfavorable rulings or other adverse events which could occur. Unfavorable outcomes could include substantial monetary damages or awards, injunctions or other remedies, and if any of these were to occur, the possibility exists for a material adverse impact on the Company’s business, results of operations, financial position, and overall trends. The Company might also conclude that settling one or more such matters is in the best interests of its stockholders and its business, and any such settlement could include substantial payments. On August 5, 2010, SciClone was contacted by the SEC and advised that the SEC has initiated a formal, non-public investigation of SciClone, and the SEC issued a subpoena to SciClone requesting a variety of documents and other information including, but not limited to, potential payments or transfers of anything of value to regulators and government-owned entities in China, bids or contracts with state or government-owned entities in China, any joint venture partner, intermediary or local agent of the Company in China, the Company's ethics and anti-corruption policies, training, and audits, and certain company financial and other disclosures. On August 6, 2010, the Company received a letter from the US Department of Justice (“DOJ”) indicating that the DOJ was investigating Foreign Corrupt Practices Act (“FCPA”) issues in the pharmaceutical industry generally, and that the DOJ had information about the Company’s practices suggesting possible violations. The Company received a further subpoena from the SEC in the fourth quarter of fiscal 2012 on additional matters including, but not limited to, matters related to its acquisition of NovaMed Pharmaceuticals, Inc. (”NovaMed”) on April 18, 2011 and FCPA matters, and certain sales and marketing expenses.

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

The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. However, the Company has determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, the Company recorded $2.0 million of operating expense in its fourth quarter 2013 results of operations to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. Any actual fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially differ and could be higher from the amount of the Company’s estimated loss and could materially impact the Company’s financial statements. The Company will  re-assess the potential liability each quarter and may adjust its estimates accordingly in future periods if it determines that a different amount is both probable of being incurred and is reasonably estimable.

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

The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any products rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed. While NovaMed has the right to make a determination of the reasonable amount of its compensation for services, MEDA may elect to initiate another arbitration if it determines to dispute the reasonableness of NovaMed’s determination. However, NovaMed is not required to return the product rights to MEDA until MEDA either makes payment to NovaMed, or (i) pays $333,333 to NovaMed, (ii) initiates a second CIETAC arbitration and (iii) posts a security bond of $2,666,666.  On April 30, 2014, NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA has rejected NovaMed’s determination of reasonable compensation, but has not initiated a second CIETAC arbitration. The parties are attempting to resolve the matter without an additional arbitrations proceeding, but NovaMed may need to take additional legal action to enforce its right to compensation. The amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

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

On or about November 20, 2013, counsel for the Company sent a letter on behalf of the Company’s subsidiary, NovaMed Shanghai, to Sanofi  (i) asserting that Sanofi had breached its obligations under various agreements (the “Promotion Agreements”) between the parties for the promotion of Depakine®, Stilnox®, Tritace® and Xatral® (collectively the “Products”) by, among other things, failing to place orders for and supply Products for the fourth quarter of 2013, and failing to pay promotion fees due to NovaMed Shanghai under the Promotion Agreements, and (ii) demanding that Sanofi make full payment of the promotional fees due to NovaMed Shanghai, and that Sanofi cause orders to be placed for the Products for November and December of 2013 in specified quantities. No formal legal proceedings were initiated by or filed against the Company in connection with this matter. NovaMed Shanghai and Sanofi negotiated a settlement of the matter, effective as of July 14, 2014. The settlement provided that Sanofi would make a final payment to NovaMed Shanghai of approximately 22 million Renminbi (approximately $3.5 million), within 30 days of the date of the settlement. The Company subsequently received the $3.5 million. The terms of the settlement resulted in the recognition of promotion services revenue, for the second quarter of 2014, of approximately $0.2 million of Sanofi revenue that had been deferred, as had all promotional fees invoiced to Sanofi relating to the fourth quarter of 2013. The remaining deferred revenue of approximately $2.6 million was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income.

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of June 30, 2014, the Company did not have any material unmet purchase obligations.

9.Research and Development Expense Related to Licensing Agreements

For the three and six-month periods ended June 30, 2013, the Company recorded upfront payments totaling $5.0 million in research and development expense related to its licensing arrangements with Taiwan Liposome Company granting the Company a license and the exclusive rights in China, Hong Kong and Macau to promote, market, and distribute and sell ProFlow® for the treatment of peripheral arterial disease and other indications, and Zensun (Shanghai) Science & Technology Co. Ltd for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China. No similar license expense was recorded during the three and six month periods ended June 30, 2014.

10.Income Taxes

The provision for income taxes primarily relates to taxable income of the Company’s China operations. The provision for income tax was approximately $34,000 and $0.5 million for the three-month periods ended June 30, 2014 and 2013, respectively. The provision for income tax was $0.4 million and $1.3 million for the six-month periods ended June 30, 2014 and 2013, respectively. The decrease of $0.5 million in the provision for income tax for the three-month period ended June 30, 2014, compared to the same period of the prior year, and the decrease of $0.9 million for the six-month period ended June 30, 2014, compared to the same period of the prior year, was primarily the result of the expiration of the Sanofi distribution agreements resulting in a reduction in the Company’s forecasted profitability for 2014 for its NovaMed Shanghai operations, compared to the Company’s forecasted profitability as of June 30, 2013 for 2013, and also related to a reduction of approximately $0.4 million and $0.2 million for the three and six-month periods ended June 30, 2014, respectively, in the Company’s liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations, offset partially by continued interest accrual on the uncertain tax positions. The Company’s statutory tax rate in China was 25% in 2014 and 2013.

11.Segment Information and Geographic Data

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

Summary information by operating segment for the three and six-month periods ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013
Revenue:
China	$31,287	$28,171	$56,966	$56,981
Rest of the World (including the US and Hong Kong)	1,226	1,121	2,112	2,117
Total net revenues	$32,513	$29,292	$59,078	$59,098
Income (loss) from operations:
China	$11,438	$3,011	$19,021	$13,962
Rest of the World (including the US and Hong Kong)	(1,798)	(4,553)	(4,720)	(10,480)
Total income (loss) from operations	$9,640	$(1,542)	$14,301	$3,482
Non-operating income (expense), net:
China	$39	$69	$(86)	$42
Rest of the World (including the US and Hong Kong)	(5)	(22)	(9)	(29)
Total non-operating income (expense), net	$34	$47	$(95)	$13
Income (loss) before provision for income tax:
China	$11,477	$3,080	$18,935	$14,004
Rest of the World (including the US and Hong Kong)	(1,803)	(4,575)	(4,729)	(10,509)
Total income (loss) before provision for income tax	$9,674	$(1,495)	$14,206	$3,495

Long-lived assets as of June 30, 2014 by operating segment are as follows (in thousands):

China	$35,797
Rest of the World (including the US and Hong Kong)	314
$36,111

12.Subsequent Events

Sanofi Settlement: The Company’s promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. The Company received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, the Company believes that Sanofi breached its obligations under these agreements by, among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to NovaMed Shanghai under the agreements. NovaMed Shanghai and Sanofi negotiated a settlement of the matter, effective as of July 14, 2014. The settlement provided that Sanofi would make a final payment to NovaMed Shanghai of approximately 22 million Renminbi (approximately $3.5 million) within 30 days of the date of the settlement. The Company subsequently received the $3.5 million payment. The terms of the settlement resulted in the recognition of promotion services revenue, for the second quarter of 2014, of approximately $0.2 million of Sanofi revenue that had been deferred, as had all promotional fees invoiced to Sanofi relating to the fourth quarter of 2013. The reversal of the remaining deferred revenue of approximately $2.6 million was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income.

Stock Repurchases: In July 2014,  the Company’s Board of Directors approved an increase of $15 million to the existing $50.5 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to $65.5 million. In addition, the Board of Directors approved extending the repurchase program through December 31, 2015. The Company repurchased and retired 195,347 shares at a cost of $1.1 million from July 1, 2014 through August 6, 2014. As of August 6, 2014, $15 million of the total $65.5 million was available for share repurchase.

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

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) and Cardiome Pharma Corp. ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. Aggrastat®, an intervention cardiology product launched in China in 2009, is an in-licensed product for which we anticipate revenue growth as it further penetrates the China market. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products under services agreements with certain pharmaceutical partners including Baxter International, Inc. (“Baxter”) in China. We refer to these agreements as promotion agreements, service agreements and distribution contract rights agreements. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margin for us.

Our promotion agreements with Sanofi Aventis S.A. (“Sanofi”), consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”), under the agreements. NovaMed Shanghai and Sanofi negotiated a settlement of the matter, effective as of July 14, 2014. The settlement provided that Sanofi would make a final payment to NovaMed Shanghai of approximately 22 million Renminbi (approximately $3.5 million) within 30 days of the date of the settlement. We subsequently received the $3.5 million payment. The terms of the settlement resulted in the recognition of promotion services revenue, for the second quarter of 2014, of approximately $0.2 million of Sanofi revenue that had been deferred, as had all promotional fees invoiced to Sanofi relating to the fourth quarter of 2013. The reversal of the remaining deferred revenue of approximately $2.6 million was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income. Our revenues for the three and six-month periods ended June 30, 2014 and the full years of 2013, 2012 and 2011 with Sanofi were approximately $0.2 million, $25.0 million, $30.8 million, and $19.7 million, respectively.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. We had been renewing our promotion agreement with Pfizer month-to-month while negotiating for an extended and renegotiated agreement.  In July 2014, we renewed our promotion agreement with Pfizer for a 5-year term, through June 2019. We are pursuing additional promotion service agreements to generate additional revenue. At the same time, we continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. If on the other hand our efforts to renegotiate result in better terms, there may be a positive impact on our revenues and profitability.

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

We continue to seek in-licensing arrangements for approved or late-stage, branded, well-differentiated products that if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues. In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The

CFDA subsequently informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study had reached its endpoints.

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

We believe our cash and investments as of June 30, 2014 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

 Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2014	2013	Change	2014	2013	Change
Product Sales, net	$31,551	$21,683	46%	$57,615	$42,216	36%
Promotion Services	962	7,609	-87%	1,463	16,882	-91%
Total Net Revenues	$32,513	$29,292	11%	$59,078	$59,098	0%

Product sales were $31.6 million for the three-month period ended June 30, 2014, compared to $21.7 million for the corresponding period in 2013, an increase of $9.9 million, or 46%. ZADAXIN sales were $30.3 million for the three-month period ended June 30, 2014, compared to $21.7 million for the corresponding period of 2013, an increase of $8.6 million that mainly related to an increase in volume sold, and to a lesser extent related to an increase in selling price.  Product sales were $57.6 million for the six-month period ended June 30, 2014, compared to $42.2 million for the corresponding period in 2013, an increase of $15.4 million, or 36%. ZADAXIN sales were $55.0 million for the six-month period ended June 30, 2014, compared to $40.8 million for the corresponding period of 2013, an increase of $14.2 million that mainly related to an increase in volume sold, and to a lesser extent related to an increase in selling price. We believe our ZADAXIN product revenues in the first half of fiscal 2013 were adversely affected by the increase in channel inventory we experienced in the third quarter of 2012. We believe channel inventory for ZADAXIN has returned to normalized levels, and we anticipate that ZADAXIN revenues in 2014 will be higher than 2013.

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

 All of our promotion services revenue and a majority of our product revenues related to our China segment. Promotion services revenue was $1.0 million for the three-month period ended June 30, 2014 and mainly related to products promoted under our agreement with Baxter, compared to $7.6 million for the corresponding period in 2013 that related to the products promoted under agreements with Sanofi and Baxter.  Promotion services revenue was $1.5 million for the six-month period ended June 30, 2014 and mainly related to products promoted under our agreement with Baxter, compared to $16.9 million for the corresponding period in 2013 that related to the products promoted under agreements with Sanofi and Baxter.

The decreases of $6.6 million and $15.4 million for the three and six months ended June 30, 2014, respectively, in promotion services revenue related to the expiration of our promotion agreements with Sanofi. Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013. Subsequent thereto, we believe that Sanofi breached its obligations under these agreements by, among other things, failing to place orders for and supply product for the fourth quarter of 2013 in relation to sales we generated, and failing to pay promotion fees due to our subsidiary, NovaMed Shanghai, under the agreements. NovaMed Shanghai and Sanofi negotiated a settlement of the matter, effective as of July 14, 2014. The settlement provided that Sanofi would make a final payment to NovaMed Shanghai of approximately 22 million Renminbi (approximately $3.5 million) within 30 days of the date of the settlement. We subsequently received the $3.5 million. The terms of the settlement resulted in the recognition of promotion services revenue, for the second quarter of 2014, of approximately $0.2 million of Sanofi revenue that had been deferred, as had all promotional fees invoiced to Sanofi relating to the fourth quarter of 2013. The reversal of the remaining deferred revenue of approximately $2.6 million was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income. Our revenues for the three and six-month periods ended June 30, 2014 and for the full years of 2013, 2012 and 2011 with Sanofi were approximately $0.2 million, $25.0 million, $30.8 million, and $19.7 million, respectively.

The termination of these agreements with Sanofi will negatively affect our promotion services revenues in 2014; however, due to our restructuring activities, including a significant reduction in our sales force, we believe it will have only a modest effect on our profitability in 2014.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. We had been renewing our promotion agreement with Pfizer month-to-month while negotiating for an extended and renegotiated agreement. In July 2014, we renewed our promotion agreement with Pfizer for a 5-year term, through June 2019. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. On the other hand, if we are successful in negotiating better terms, there may be a positive impact on our revenues and profitability.

Total China revenues were $31.3 million, or 96% of total revenues for the three-month period ended June 30, 2014, compared to $28.2 million, or 96% of total revenues for the corresponding period in 2013. Rest of the World segment revenues were $1.2 million, or 4% of our revenues for the three-month period ended June 30, 2014, compared to $1.1 million, or 4%, for the three-month period ended June 30, 2013, and related to sales of ZADAXIN product. Total China revenues were $57.0 million, or 96% of total revenues for the six-month period ended June 30, 2014, compared to $57.0 million, or 96% of total revenues for the corresponding period in 2013. Rest of the World segment revenues were $2.1 million, or 4% of our revenues for the six-month period ended June 30, 2014, compared to $2.1 million, or 4%, for the six-month period ended June 30, 2013, and related to sales of ZADAXIN product.

For the three-month period ended June 30, 2014,  sales to one customer in China accounted for approximately 92%  of our revenues. For the three-month period ended June 30, 2013,  sales to two customers in China accounted for approximately 70%  and 24% of our revenues (prior to the expiration of our promotion agreements with Sanofi).  For the six-month period ended June 30, 2014, sales to one customer in China accounted for approximately 93% of our revenues. For the six-month period ended June 30, 2013,  sales to two customers in China accounted for approximately 68% and 26% of our revenues (prior to the expiration of our promotion agreements with Sanofi). Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the period over period changes in our cost of product sales (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2014	2013	Change	2014	2013	Change
Cost of Product Sales	$5,011	$3,205	56%	$9,572	$7,823	22%

Cost of product sales was $5.0 million and $3.2 million for the three-month periods ended June 30, 2014 and 2013, respectively, for an increase of $1.8 million or 56%.  ZADAXIN cost of sales increased $0.8 million for the three-month period ended June 30, 2014, compared to the same period of last year. Gross margin for ZADAXIN was 86.74% and 85.35% for the three months ended June 30, 2014 and 2013, respectively. The increase in gross margin for ZADAXIN for the three months ended June 30, 2014, compared to June 30, 2013, was due to lower overhead costs related to higher production volume and due to an increase in the average per vial sales price of ZADAXIN. Cost of product sales related to Aggrastat and oncology products increased $1.0 million for the three-month period ended June 30, 2014 compared to the same period of last year, and related to the increase in product sales of these products of $1.3 million for the three-month period ended June 30, 2014 compared to the same period of last year, as well as an increase of $0.3 million in reserves for Aggrastat inventory nearing expiration.

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

Overall, we expect our gross margin percentages in 2014 to remain comparable to 2013, although they may fluctuate from quarter to quarter.

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2014	2013	Change	2014	2013	Change
Sales and Marketing	$11,242	$14,269	-21%	$21,076	$25,468	-17%

Sales and marketing expenses for the three months ended June 30, 2014 decreased by $3.0 million, or 21%, compared to the same period in 2013. Sales and marketing expenses for the six months ended June 30, 2014 decreased by $4.4 million, or 17%, compared to the same period in 2013.  Sales and marketing expenses have decreased for the three and six-month periods ended June 30, 2014, compared to the same periods of the prior year, related to the expiration of the Sanofi distribution agreements and the reduction in costs associated with marketing the products under the Sanofi agreements. In addition,  as a  result of our restructuring in the fourth quarter of 2013 related to the expiration of our Sanofi distribution agreements and other expense-saving measures, we  have reduced our sales force by over 200 salespersons compared to the average headcount for the first half of 2013. The reductions in sales and marketing expenses for the three and six-months ended June 30, 2014, compared to the same periods of the prior year, that primarily related to the expiration of the Sanofi distribution agreements, were partially offset by increases in our sales and marketing efforts for ZADAXIN.

We anticipate total sales and marketing expenses for the year ending December 31, 2014 to be comparable to those incurred for the year ended December 31, 2013. Although we anticipate savings in 2014 from our fourth quarter 2013 restructuring, related to the expiration of the Sanofi distribution agreements, and from reductions in our sales force that occurred in 2013, we expect these reductions to be offset by growth in our sales and marketing efforts, primarily related to ZADAXIN.

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2014	2013	Change	2014	2013	Change
Research and Development	$804	$5,406	-85%	$2,280	$5,771	-60%

R&D expenses for the three months ended June 30, 2014, decreased by $4.6 million, or 85%, compared to the same period in 2013. R&D expenses for the six months ended June 30, 2014, decreased by $3.5 million, or 60%, compared to the same period in 2013. For the three and six-months ended June 30, 2013, the Company recorded $5.0 million in R&D expenses related to in-license arrangements with Zensun and TLC. No similar in-license arrangements occurred during the three or six-month periods ended June 30, 2014.  These decreases in R&D expense were partially offset by increases in R&D for the three and six-month periods ended June 30, 2014,  by costs incurred for assessment of a potential sepsis clinical study for ZADAXIN.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We anticipate our research and development expenses to decrease in 2014 compared to 2013. We may incur an additional milestone payment to TLC of $0.8 million upon clinical trial application approval which the Company anticipates may occur in 2014. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments, local registration clinical trials, or other expenses related to in-licensing and development of new products in the future.

General and Administrative (G&A):

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2014	2013	Change	2014	2013	Change
General and Administrative	$5,816	$7,954	-27%	$11,849	$16,554	-28%

G&A expenses for the three-month period ended June 30, 2014 decreased by $2.1 million, or 27%, compared to the same period in 2013. G&A expenses for the six-month period ended June 30, 2014 decreased by $4.7 million, or 28%, compared to the same period in 2013. The decreases in  G&A for both the three and six-month periods ended June 30, 2014, compared to the same period in 2013, mainly related to a decrease in legal fees associated with the ongoing government investigation, MEDA Pharma GmbH & Co KG (“MEDA”) arbitration and other corporate matters.

We expect our general and administrative expenses in 2014 to decrease compared to 2013 as we anticipate lower legal costs in 2014 in addition to lower bad debt expense. However, our ongoing investigations with the SEC and DOJ are unpredictable and may result in higher legal costs or fines or penalties and could affect our expenses or the timing thereof. We do not expect to incur any significant acquisition-related costs in 2014, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future. See Part II, Item 1 “Legal Proceedings”.

Provision for Income Tax:

 The provision for income taxes primarily relates to taxable income of our China operations. The provision for income tax was approximately $34,000 and $0.5 million for the three-month periods ended June 30, 2014 and 2013, respectively. The provision for income tax was $0.4 million and $1.3 million for the six-month periods ended June 30, 2014 and 2013, respectively. The decrease of $0.5 million in the provision for income tax for the three-month period ended June 30, 2014, compared to the same period of the prior year, and the decrease of $0.9 million for the six-month period ended June 30, 2014, compared to the same period of the prior year, was primarily the result of the expiration of the Sanofi distribution agreements resulting in a reduction in our forecasted profitability for 2014 for our NovaMed Shanghai operations, compared to 2013, and also related to a reduction of approximately $0.4 million and $0.2 million for the three and six-month periods ended June 30, 2014, respectively, in our liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations, offset partially by continued interest accrual on the uncertain tax positions.

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

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	June 30, 2014	December 31, 2013
Cash, cash equivalents and investments	$87,063	$85,878

As of June 30, 2014, we had $87.1 million in cash, cash equivalents and investments of which $84.0 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. As of June 30, 2014, we determined that our remaining $114.6 million of accumulated undistributed earnings of foreign subsidiaries continues to be indefinitely reinvested outside of the US. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, debt service, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries, (ii) additional investments to support our expansion in the China market as well as planned business acquisitions and/or product licensing transactions, and (iii) there is no foreseeable need to repatriate any additional undistributed earnings to fund our limited US operations. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted, we will accrue for income taxes not previously recognized. Upon distribution of those earnings, we may be subject to US federal and state income taxes. Determination of such additional tax is not practicable as it is dependent on several future uncertainties, including the amount of US tax losses, available net operating losses and, potentially, foreign tax credits available at the time of the repatriation. Based on our current operating plan, we do not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future.

	Six Months Ended
	June 30,

	2014	2013
Cash provided by (used in):
Operating activities	$10,611	$(7,648)
Investing activities	$(471)	$(87)
Financing activities	$(8,928)	$(1,226)

Net cash provided by operating activities was $10.6 million for the six-months ended June 30, 2014 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense,  and changes in operating assets and liabilities. As of June 30, 2014, in addition to the outstanding balance of $3.5 million related to Sanofi, we have accounts receivable totaling approximately $3.5 million from a single customer, which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $3.5 million. The customer has a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be. Accounts receivable decreased $1.4 million related to payments received from customers during the six months ended June 30, 2014. Inventory decreased $3.6 million mainly related to ZADAXIN inventory sales during the first half of 2014,  excluding approximately $4.8 million in Pfizer and other inventory not yet paid for as of June 30, 2014.  Accounts payable and accrued liabilities decreased $10.3 million mainly related to compensation and benefits, sales and marketing and manufacturing expense payments made during the first half of 2014.

Net cash used in operating activities was $7.6 million for the six months ended June 30, 2013 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was $0.5 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively, and was related to the purchase of property and equipment.

Net cash used in financing activities was $8.9 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, we used $8.6 million and $2.5 million to repurchase and retire approximately 1,721,918 and 502,400 shares of our common stock under our stock repurchase program, respectively. For the six months ended June 30, 2014 and 2013, we also received $1.3 million and $0.7 million of net proceeds, respectively, from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans. For the six months ended June 30, 2013, our subsidiary borrowed $0.6 million under its loan agreement with Shanghai Pudong Development Bank Co. Ltd. that expired August 29, 2013.  All amounts borrowed were repaid before the expiration date.

In December 2013, our subsidiary, NovaMed Shanghai., entered into a 10.0 million Renminbi revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million Renminbi loan facility (approximately $2.4 million USD) secured by its accounts receivable with Shanghai Pudong Development Bank Co. Ltd. (the “Credit Facility”). In June 2014, NovaMed Shanghai repaid $1.6 million under the Credit Facility and as of June 30, 2014, no borrowings were outstanding thereunder. The Credit Facility bears interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% as of June 30, 2014). The Credit Facility expires on November 30, 2014 and any amounts borrowed must be repaid by the expiration date.

The following summarizes our future contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period

		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	6,963	2,166	3,633	1,164	—
Purchase obligations (2)	8,963	8,963	—	—	—
Uncertain tax positions (3)	3,844	—	—	—	—
Total	$19,770	$11,129	$3,633	$1,164	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)

As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the ”Payments Due by Period” section of the table.

We resolved our dispute with Sanofi regarding Sanofi’s performance under our agreement with them and entered into a settlement agreement effective as of July 14, 2014. The Settlement provided that Sanofi would make a final payment to NovaMed Shanghai of approximately 22 million Renminbi (approximately $3.5 million) within 30 days of the date of the settlement. We subsequently received the $3.5 million.

We have reorganized our business as a result of the expiration of the Sanofi agreement, and incurred restructuring charges in the amount of approximately $1.2 million that were recorded in the fourth quarter of 2013, of which approximately $0.2 million remains accrued as of June 30, 2014 and is expected to be paid during the remainder of fiscal 2014.

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

In July 2014, our Board of Directors approved an increase of $15 million to the Company’s stock repurchase program, bringing the total authorized since the program’s inception in October 2011 to $65.5 million and the Board of Directors extended the program through December 31, 2015. Under this program, we repurchased and retired 1,721,918 shares at a cost of $8.6 million during the six months ended June 30, 2014 bringing the total repurchases since the program’s inception to approximately 9.6 million shares at a cost of $49.4 million through June 30, 2014. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

In May 2013, as part of our framework agreement with Zensun, we agreed to enter into a $12.0 million loan facility to Zensun. We have finalized the licensing agreement with Zensun and anticipate funding a portion of the loan in 2014.

We believe that our existing cash, cash equivalents and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to our registration statement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories. Additional financing or collaboration and licensing arrangements may not be available when needed either at all or on favorable terms.

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

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contract, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met. In certain arrangements, we were required to return or refund a portion of promotion services fees received during interim periods from a pharmaceutical customer if defined annual sales targets were not achieved. Under our agreements with this customer, if the agreement was terminated, and provided such targets had been met on a “pro rata” basis at the date of contract termination, we were entitled to retain the amounts paid. Due to these contractual provisions, we recognized revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.”

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes in our critical accounting policies, estimates and judgments for the six months ended June 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards Update

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our fiscal year beginning January 1, 2017, with early application not permitted. We are in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on our financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk for the six months ended June 30, 2014 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Status of Remediation of Material Weakness

As of June 30, 2014, we have implemented procedures designed to address the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 related to the design and operating effectiveness of certain corporate monitoring controls. Management has implemented corporate monitoring controls and other controls to provide increased oversight over our China operations including additional procedures implemented during the three and six-month periods ended June 30, 2014, as part of our plan to remediate our material weakness in fiscal 2014. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address this material weakness or to modify the remediation steps described above. We will not be able to assess whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness.

Changes in Internal Controls

Other than the procedures noted in the preceding section, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the Company’s Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, the Company disclosed, among other things, a non-cash impairment loss to fully write down the value of intangible assets recorded as part of the NovaMed Pharmaceuticals, Inc.  (“NovaMed”) acquisition; a remeasurement of the valuation of the contingent consideration expense recorded as part of the NovaMed acquisition; a significant increase in ZADAXIN channel inventory levels; and internal control issues primarily within the NovaMed organization, and the corporate monitoring thereof, that was concluded to represent a material weakness in internal control over financial reporting. Following our disclosure of these items, the Company received a subpoena from the SEC requesting documents related to these and various other matters regarding the NovaMed acquisition and the Company’s operations in China. After review of the subpoena, and in order to respond to inquiries from the DOJ and SEC and to determine if any wrong-doing occurred, the Audit Committee determined to undertake an independent investigation as to additional matters, including but not limited to our acquisition of NovaMed and FCPA matters, including certain sales and marketing expenses.

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

NovaMed is a party to a Distribution and Supply Agreement with MEDA originally entered into in early 2007. Following our acquisition of NovaMed on April 18, 2011, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed and MEDA were in negotiations since the acquisition regarding potential amendments to the agreement that would resolve the disagreement. However, no resolution was reached. MEDA notified NovaMed that the termination was effective as of May 2011; however, as provided in the agreement, disputes, including disputes regarding termination, must be resolved in binding arbitration. We did not expect any significant revenues from the products which are the subject of this agreement until after 2014. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 3, 2014,  CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any products’ rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA since the entry into the Distribution and Supply Agreement and up to the date of the Award. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed. While NovaMed has the right to make a determination of the reasonable amount of its compensation for services, MEDA may elect to initiate another arbitration if it determines to dispute the reasonableness of NovaMed’s determination. However, NovaMed is not required to return the product rights to MEDA until MEDA either makes concurrent payment to NovaMed, or (i) pays $333,333 to NovaMed, (ii) initiates a second CIETAC arbitration and (iii) posts a security bond of $2,666,666. On April 30, 2014,  NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA has rejected NovaMed’s determination of reasonable compensation, but has not initiated a second CIETAC arbitration. The parties are attempting to resolve the matter without an additional arbitrations proceeding, but NovaMed may need to take additional legal action to enforce its right to compensation. The amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al, Case No. CIV520331. The lawsuit alleges, based on the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012 resulting from the timing of revenue recognition for certain products sold by the Company’s subsidiary, NovaMed, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company and other defendants filed motions to dismiss the complaint. The court granted the motions to dismiss but allowed plaintiff to amend the complaint. An amended complaint has not yet been filed. Given the procedural process and the nature of this case, including that a motion to dismiss has been filed, the Company is unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.

On or about November 20, 2013, counsel for the Company sent a letter on behalf of the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”), to Sanofi (Hangzhou) Pharmaceuticals Co. Ltd. and Sanofi (Beijing) Pharmaceuticals Co., Ltd. (collectively, “Sanofi”) (i) asserting that Sanofi had breached its obligations under various agreements (the “Promotion Agreements”) between the parties for the promotion of Depakine®, Stilnox®, Tritace® and Xatral® (collectively the “Products”) by, among other things, failing to supply Products for the fourth quarter of 2013 in relation to sales the Company generated, and failing to pay promotion fees due to NovaMed Shanghai under the Promotion

Agreements, and (ii) demanding  that Sanofi make full payment of the promotional fees due to NovaMed Shanghai, and that Sanofi cause orders to be placed for the Products for November and December of 2013 in specified quantities. NovaMed Shanghai and Sanofi negotiated a settlement of the matter, effective as of July 14, 2014. The settlement provided that Sanofi would make a final payment to NovaMed Shanghai of approximately 22 million Renminbi (approximately $3.5 million) within 30 days of the date of the settlement. We subsequently received the $3.5 million.

Item 1A.  Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 17,  2014.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $13.8 million and $2.2 million for the six months ended June 30, 2014 and 2013,  respectively, we have experienced significant operating losses in the past, and as of June 30, 2014, we had an accumulated deficit of approximately $131 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and DOJ investigations, our efforts to cooperate with the investigations and events related to pending litigation;
•

government regulatory action affecting our Company or our drug products or our competitors' drug products in China, the US and other foreign countries, including the effect of government initiatives in China, particularly actions intended to reduce pharmaceutical prices such as the reduction in the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

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
•

unanticipated increases in our G&A expense due to legal and accounting expenses, including expenses relating to the governmental investigations, our dispute with MEDA, and arising out of matters relating to any additional or uncorrected control deficiency or related matters;
•	economic and political conditions in the US or abroad, particularly in China; and
•	broad financial market fluctuations in the US, Europe or Asia.

Our acquisition of NovaMed and any other future acquisitions we may undertake involve a number of risks, and we may not realize all the anticipated benefits of an acquisition. We may acquire other companies or products that present similar risks.

We experienced a number of challenges in the process of our integration of NovaMed and its operations and personnel which have had, and could have further adverse effects on our business.

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

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China. The China government has previously imposed price restrictions on ZADAXIN, Aggrastat and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. The percentage of our revenue that comes from ZADAXIN has declined since our acquisition of NovaMed as a result of additional product sales from NovaMed, though have increased recently again with the expiration of our promotion agreements with Sanofi.  We  anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the six months ended June 30, 2014 and 2013, approximately 96% and 95%  of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the National Development and Reform Commission (“NDRC”) and provincial agencies pricing reform.

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

During the third quarter of 2012, we estimated that there was a substantial increase in ZADAXIN channel inventory levels and we believe that our sales to our customers exceeded the pace at which our customers were able to sell the ZADAXIN through to other parties, primarily hospital pharmacies. As a result, ZADAXIN revenues were lower in the first half of 2013, as compared to the same period of 2014. We believe channel inventory has returned to normal levels, and we continue to believe that we will grow demand for ZADAXIN through increased penetration in the market; however, we may not be successful or we may experience future fluctuations in channel inventory either of which could adversely affect our future ZADAXIN revenue.

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

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursement Drug List (“NRDL”) and pricing for ZADAXIN on the NRDL was reviewed by the authorities. As a result of the China government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. SinoPharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China and as a result, the impact on our sales price per unit has been insignificant. As SinoPharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the NDRC price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter were reduced by amounts ranging from 10 to 20%.

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

 Future healthcare reforms in China and changes to Chinese governmental regulations or policies or the implementation thereof, including those relating to pricing, reimbursement and the tender process, may impact our business, and our future results could be adversely affected by any such changes in such regulations or policies.

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

While in June 2013 we renewed our promotion agreement with Baxter for a 5-year term through December 2017 and in July 2014 we renewed our promotion agreement with Pfizer for a 5-year term through June 2019, our promotion agreements with Sanofi were not renewed and expired on December 31, 2013.  We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. Terminations or failures to renew these or any other agreement as to some or all of the products covered by the agreement could result in a decline in revenue and in other costs including restructuring charges if a resulting revenue decline required us to reduce costs. On the other hand, if we are successful in negotiating better terms there may be a positive impact on our revenues and profitability.

Our revenue will continue to be substantially dependent on our maintaining regulatory licenses and compliance with other regulations.  *

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2017. Cardiome Pharma Corp. has obtained a license to import Aggrastat into China that also needs to be renewed every five years with the next renewal required in June 2019.  Although renewals in the past were obtained successfully, there is no assurance that SciClone or Cardiome Pharma Corp. will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN or Aggrastat to China.

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

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit or Special Committees may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed on us. As of June 30, 2014, we estimate that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable. This expense of $2.0 million was recorded to operating expense in our fourth quarter 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines that are more than the estimated or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management and financial resources, which could otherwise be devoted to the operation of our business.

If we fail to achieve or maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot establish effective controls and provide reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during the third quarter of 2012, our management determined that we had a material weakness in internal control over financial reporting related to the design and operation of our controls primarily associated with product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed subsidiary. Furthermore, during the fourth quarter of 2012, our management determined that we had an additional indicator of the same material weakness related to the timing of revenue recognition for our Pfizer products and the override of related controls at our NovaMed subsidiary, and the corporate monitoring thereof. Except for certain root causes which we have remediated, the material weakness around internal control over financial reporting, related to our China operations and corporate monitoring thereof, remained unremediated as of June 30, 2014. We continue to work on improvements to our internal controls and there can be no assurance that these or other material weaknesses will not occur in the future, or otherwise cause us to inaccurately report our financial statements. For example, the restatement of our financial statements for each of our first, second, and third quarters of 2012, and our financial statements for each of the second and third quarters of 2011 and the year ended December 31, 2011, were in part caused by the material weakness related to the design and operation of our controls disclosed as of December 31, 2012 discussed above. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

An initial decision in proceedings instituted by the SEC against five People’s Republic of China (“PRC”)-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934.  *

In December 2012, the SEC instituted administrative proceedings against five PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated US securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States and which are the subject of certain ongoing SEC investigations. We were not and are not the subject involved in the proceedings brought by the SEC against the accounting firms. On January 22, 2014, the SEC Administrative Law Judge (the “ALJ”) presiding over the matter reached an initial decision. The ALJ concluded that each of the accounting firms, including our independent registered accounting firm, violated the SEC’s Rules of Practice by failing to produce audit workpapers directly to the SEC. It further determined that each of the firms (except for one which no longer provides audit services to China-based U.S. companies)  should be censured and barred from practicing before the SEC for a period of six months. These affected firms prepared and filed appeals to the initial decision in February 2014, which will require further time to review and administer. This initial decision, however, has no binding legal effect until it is reviewed and endorsed by the full SEC Commission, although that endorsement could then be subject to appeal by the accounting firms through the courts. While we cannot predict the outcome of the SEC Commission’s review or that of any subsequent appeal process, if the appeals of the initial decision do not have an effect and the initial decision is upheld, endorsed, and not further successfully appealed at a higher level, the accounting firms, including our independent registered public accounting firm, would be temporarily denied the ability to practice before the SEC. If during this temporary period, there was a need to issue an audit report on our financial statements under the US federal securities laws, principally the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we are unable to timely find another registered public accounting firm which can audit and issue a report on our financial statements, our financial statements could be determined to not be in compliance with the requirements for financial statements of public companies registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a determination could ultimately lead to the delisting of our common stock from the NASDAQ Global Select Market or deregistration by the SEC, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

We may incur unexpected charges relating to our operations. *

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, we recorded $2.4 million to bad debt expense for the year ended December 31, 2013 related to one customer whose accounts receivable are significantly past due and for which collectability is uncertain. In addition, we recorded a charge of $0.3 million for inventory obsolescence related to Aggrastat in the second quarter of 2014. In addition, we could also experience additional charges for inventory obsolescence related to Aggrastat or other products if we are unable to sell units of Aggrastat or other products that are nearing their expiry dates, or for bad debt if a former distributor does not pay an outstanding receivable in full. Those or similar future events would have an adverse impact upon our operating results.

We are at risk of additional securities class action and derivative lawsuits. *

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. After our announcement regarding SEC and DOJ investigations in 2010, we and certain of our officers and directors were named as parties in purported stockholder class actions and derivative lawsuits. Those class action lawsuits were dismissed and we have settled those derivative lawsuits. Our stock price declined following the announcement of a restatement of our financial statements for fiscal 2011 and the first three quarters of fiscal 2012, and that our predecessor independent auditing firm had elected not to stand for reappointment for the 2013 fiscal year. Soon after that announcement, we and certain of our officers and directors were named as parties in a purported derivative lawsuit relating to the restatement. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigations, our own investigations related thereto, or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. We may be named in additional litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such litigation could result in additional substantial costs and a diversion of management's and the Board of Directors’ attention and resources, which could harm our business.

We may not be able to successfully develop or commercialize our products.

We have numerous products under development in China, some of which were acquired in the NovaMed acquisition and others which were in-licensed by us. We have recently in-licensed two additional product candidates, Neucardin from Zensun and ProFlow from TLC, for each of which our future development expenses and milestone payments could be material.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated side effects and/or drug interactions that may significantly decrease the likelihood of regulatory approval. For example, in March 2012, we announced the discontinuation of our phase 2b clinical trial evaluating SCV-07 for the delayed onset of oral mucositis. This decision was based on the results of a pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints, and we have no plans to proceed with further development of SCV-07 at this time.

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

Following the acquisition of NovaMed, we have several products on the market in China in addition to ZADAXIN. Our future revenue growth depends to a great extent on increased sales of ZADAXIN to China and increased sales of the products promoted or marketed by our NovaMed subsidiary. If we fail to continue to successfully market ZADAXIN or NovaMed’s product portfolio, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected. As of June 30, 2014, we have accounts receivable, not related to Sanofi, totaling approximately $3.5 million that are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $3.5 million as a result of continual negotiations that indicate the accounts receivable balance may not be recoverable. The customer has a binding obligation to pay us, but we may have to pursue legal remedies, and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

Because of China's tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next; we are dependent upon SinoPharm as the exclusive importer of ZADAXIN.  *

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China's quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on SinoPharm to supply our ZADAXIN sales. Our receivables from SinoPharm are material, and if we were unable to collect receivables from SinoPharm or any other importer, our business and cash-flow would be adversely affected. In 2012, we also relied on another distributor to supply our ZADAXIN product. Receivables from this importer are $3.5 million as of June 30, 2014 that are more than one year past due and fully reserved, and if we were unable to collect these receivables, our business and cash-flow would be adversely affected.

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

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance. *

A majority of our product sales are denominated in US dollars and a significant portion of our sales and expenses are denominated in Renminbi. Fluctuation in the US dollar exchange rate with local currency directly affects the customer's cost for our product. In particular, a stronger US dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the Renminbi in a narrow currency trading band that may or may not fluctuate based on government policy. The Chinese government has recently announced a small widening of the trading band. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the Renminbi exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the US dollar and US interest rates. A trend to a stronger US dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker US dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

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

We rely on third parties who are our sole source suppliers for our clinical trial and commercial products and their inability to deliver products that meet our quality-control standards could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process. *

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. If we experience a problem with the manufacturer or our suppliers, our sales may suffer. We have each experienced difficulties with obtaining product from manufacturers in the past. During 2012, we experienced limitations on supply of several products we were promoting (each of which we no longer market) and the growth in the sales of those products was affected. During 2011, we experienced manufacturing delays related to repairs for general, non-production-related facilities equipment at one of our API suppliers. During 2010, we experienced difficulties validating upgrades to equipment with one of our API manufacturers. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of our products in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced. In addition, each of the products that are marketed through our NovaMed subsidiary is manufactured by, or obtained from, a single source.

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

The former Chief Executive Officer and the former Chief Operating Officer of our China operations resigned in the fourth quarter of 2012 and we have also had departures in our senior sales personnel. We may experience other departures. In addition, we have terminated personnel for violations of our policies and procedures as well as for lack of performance. Our future success will depend in part on our retaining key personnel and on recruiting additional senior sales and other personnel in China. We are continuously recruiting executives and other level personnel to address departures and to expand and strengthen our China operations and hired a new Chief Executive Officer of SciClone’s China operations, who began on April 1, 2013 and we hired a new General Counsel and Vice President of Compliance, who began in China on February 9, 2014.

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

We may need to obtain additional funding to support our long-term product development and commercialization programs.  *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We intend to continue to repurchase shares under our stock repurchase program as authorized by our Board of Directors. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve our goal of increasing sales of ZADAXIN, securing regulatory approval for DC Bead in China, and for our other products including those products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Any adjustment to decrease the ratings of our investments by a statistical rating organization (such as Moody’s or Standard and Poor’s) may have a negative impact on the value of our investments.

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

Our ability to use our tax attributes, such as our US federal income tax net operating loss carryforwards and our tax credit carryforwards, may be substantially restricted if we have had in the past, or have in the future, an “ownership change” as defined in Section 382 of the US Internal Revenue Code. An ownership change occurs if increases in the percentage of our stock held by “5-percent shareholders” (within the meaning of Section 382, which provides that certain public groups can be treated as 5-percent shareholders) collectively exceed more than fifty percent, comparing the lowest percentage of stock owned by each 5-percent shareholder at any time during the testing period (which is generally a three-year rolling period) to the percentage of stock owned by the 5-percent shareholder immediately after the close of any owner shift testing date. Our repurchases of our Common Stock, issuances of any additional significant amounts of our Common Stock for future acquisitions or other transactions and trading in our stock by stockholders, may have increased the possibility that in the future we could experience an ownership change. Trading by our stockholders, our stock repurchases or other transactions could, in the future, cause an ownership change, resulting in an annual limitation on utilization of our tax attributes. If our tax attribute usage is subject to limitation and if we are profitable, our future cash flows could be adversely affected due to an increased tax liability.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended June 30, 2014  (in thousands, except per share amounts):

			Total Number	Approximate
			of Shares	Dollar
			Purchased as Part	Value of Shares
	Total	Average	of Publicly	that May Yet Be
	Number	Price	Announced	Purchased
	of Shares	Paid	Plans	Under the
	Purchased	per Share	or Programs	Plans or Programs(1)
April 1, 2014 through April 30, 2014	371	$4.58	371	$5,367
May 1, 2014 through May 31, 2014	433	$4.89	433	3,232
June 1, 2014 through June 30, 2014	418	$5.15	418	1,060
Total	1,222	$4.89	1,222

 (1) “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects the $50.5 million total authorized since the program's inception in October 2011, less the $49.4 million we repurchased through June 30, 2014,  including $0.4 million of commissions paid. Subsequent to June 30, 2014, our Board of Directors approved an increase of $15 million to the Company’s stock repurchase program bringing the total authorized since the program’s inception to $65.5 million and as of August 6, 2014 the total remaining available for repurchase was $15 million. Our Board of Directors also extended the stock repurchase program through December 31, 2015.

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
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six-Months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: August 11, 2014	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six-Months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed Herewith.