Form 10-Q
period 2014-09-30
SCICLONE PHARMACEUTICALS INC
filed 2014-11-10
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☐     No     ☒

As of November 5,  2014,  50,773,816 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$96,831	$85,803
Accounts receivable, net of allowances of $2,003 and $3,587 as of September 30, 2014 and December 31, 2013, respectively	33,928	40,008
Inventories	14,197	15,238
Restricted cash and investments	75	75
Prepaid expenses and other current assets	1,662	2,287
Deferred tax assets	7	6
Total current assets	146,700	143,417
Property and equipment, net	1,577	843
Goodwill	34,886	35,357
Other assets	3,036	242
Total assets	$186,199	$179,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,364	$7,190
Accrued and other current liabilities	19,591	21,464
Deferred revenue	—	2,915
Short-term borrowings on credit facilities	—	1,651
Total current liabilities	25,955	33,220
Other long-term liabilities	55	44
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 50,927,424 and 52,371,664 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	51	52
Additional paid-in capital	285,227	278,327
Accumulated other comprehensive income	3,710	4,176
Accumulated deficit	(128,799)	(135,960)
Total stockholders’ equity	160,189	146,595
Total liabilities and stockholders’ equity	$186,199	$179,859

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$33,621	$25,273	$91,236	$67,489
Promotion services	666	9,953	2,129	26,835
Total net revenues	34,287	35,226	93,365	94,324
Operating expenses:
Cost of product sales	6,005	3,808	15,577	11,631
Sales and marketing	13,911	16,498	34,987	41,966
Research and development	653	550	2,933	6,321
General and administrative	5,611	8,238	17,460	24,792
Total operating expenses	26,180	29,094	70,957	84,710
Income from operations	8,107	6,132	22,408	9,614
Non-operating income (expense):
Interest and investment income	31	31	73	62
Interest and investment expense	—	(13)	(48)	(95)
Other income, net	108	2,711	19	2,775
Income before provision for income tax	8,246	8,861	22,452	12,356
Provision for income tax	331	153	763	1,428
Net income	$7,915	$8,708	$21,689	$10,928

Basic net income per share	$0.16	$0.16	$0.42	$0.20
Diluted net income per share	$0.15	$0.16	$0.41	$0.20

Weighted average shares used in computing:
Basic net income per share	51,032	53,591	51,533	53,931
Diluted net income per share	52,393	55,070	52,799	55,330

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$7,915	$8,708	$21,689	$10,928
Other comprehensive income (loss), net of income tax
Reclassification adjustment for available-for-sale securities losses included in net income	—	77	—	71
Foreign currency translation	308	432	(466)	686
Total other comprehensive income (loss)	308	509	(466)	757
Total comprehensive income	$8,223	$9,217	$21,223	$11,685

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$21,689	$10,928
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	2,609	3,208
Non-cash escrow share settlement	—	(1,865)
Provision for doubtful accounts	—	1,046
Provision for expiring inventory	575	—
Depreciation and amortization	652	645
Loss on maturity of available-for-sale securities	—	75
Loss on disposal of fixed assets	17	14
Deferred income taxes	—	219
Other long-term liabilities	(50)	(233)
Changes in operating assets and liabilities:
Accounts receivable, net	3,307	1,779
Inventories	4,655	668
Prepaid expenses and other assets	627	343
Accounts payable	(5,365)	(3,874)
Accrued and other current liabilities	(2,006)	(1,112)
Deferred revenue	(256)	—
Net cash provided by operating activities	26,454	11,841
Investing activities:
Proceeds from the maturity of available-for-sale securities	—	379
Loans to third party (Note 4)	(2,501)	—
Purchases of property and equipment	(1,065)	(137)
Net cash (used in) provided by investing activities	(3,566)	242
Financing activities:
Repurchase of common stock	(14,179)	(9,842)
Proceeds from borrowing on credit facilities	—	567
Decrease in restricted cash related to loan facility	—	2,300
Repayment of credit facilities	(1,619)	(2,027)
Proceeds from issuances of common stock, net	3,989	1,648
Net cash used in financing activities	(11,809)	(7,354)
Effect of exchange rate changes on cash and cash equivalents	(51)	125
Net increase in cash and cash equivalents	11,028	4,854
Cash and cash equivalents, beginning of period	85,803	84,228
Cash and cash equivalents, end of period	$96,831	$89,082

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

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

Customer Concentration

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For the Company’s proprietary product, ZADAXIN®, the Company manufactures its product using its US and European contract manufacturers, and it generates its product sales revenue through sales of ZADAXIN products to Sinopharm Lingyun Biopharmaceutical (Shanghai) Co. Ltd. (“SinoPharm”). SinoPharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. The Company’s ZADAXIN sales occur when the importer purchases product from the Company, without any right of return except for damaged product or quality control issues and after passage of title and risk of loss are transferred to the importer, SinoPharm, at the time of shipment. After the Company’s sale, SinoPharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier local or regional distributors who, in turn, sell products to hospitals and pharmacies. The Company’s other product sales revenues result from the sale of the Company’s in-licensed products to importing agents and distributors and from sales of ZADAXIN in countries other than China.

Promotion services revenues result from fees received for exclusively promoting products for certain pharmaceutical partners. These importing agents, distributors and partners are the Company’s customers.

Customers that exceeded 10% of the Company’s total net revenue and related to the Company’s China segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Customer A	94%	68%	93%	68%
Customer B	—	26%	—	26%

As of September 30, 2014, approximately $31.9 million, or 89%, of the Company's accounts receivable was attributable to one customer in China. The Company generally does not require collateral from its customers.

Accounts Receivable

Receivable Reserve. The Company records a receivable reserve based on a specific review of its overdue invoices. The Company’s estimate for a reserve is determined after considering its existing contractual payment terms, payment patterns of its customers and individual customer circumstances, the age of any outstanding receivables and its current customer relationships. Accounts receivable are charged off at the point when they are considered uncollectible. As of September 30, 2014, the Company had a receivable reserve for accounts receivable that were past due ninety days or more of approximately $2.0 million. The reserve includes $1.9 million from one customer that is more than one year past due. During the three months ended September 30, 2014, the Company, as a result of its negotiations, collected $0.5 million from this customer that was recorded as a reduction in the accounts receivable reserve and the accounts receivable balance, and the associated gain reflected in general and administrative expenses. Subsequent to September 30, 2014, the Company executed an agreement with this customer providing for settlement of the remaining $1.9 million due in installments. The Company will continue to maintain a full reserve on the remaining outstanding accounts receivable balance from this customer until payments are received. Refer to Note 14 for further information regarding this matter.

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

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in a promotion services contract, which marks the period when marketing and promotion services have been rendered and the revenue recognition criteria are met. In certain arrangements, the Company was required to return or refund a portion of promotion services fees received during interim periods from a pharmaceutical customer if defined annual sales targets were not achieved. Under the Company’s agreements with this customer, if an agreement was terminated, and provided such targets had been met on a “pro rata” basis at the date of contract termination, the Company was entitled to retain the amounts paid. Due to the ability to retain amounts paid upon contract termination, provided applicable targets had been met on a “pro rata” basis at any interim date, the Company elected to recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.”

The Company’s promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) and Sanofi negotiated a settlement of certain amounts in dispute, effective July 14, 2014, and NovaMed Shanghai received approximately 22 million Chinese Yuan Renminbi (“RMB”) (approximately $3.5 million) in August 2014 as final payment from Sanofi. The terms of the settlement resulted in the recognition of promotion services revenue for the second quarter of 2014 of approximately $0.2 million of Sanofi revenue that had been deferred in the fourth quarter of 2013. The remaining deferred revenue recorded during the fourth quarter of 2013, of approximately $2.6 million, was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income during the second quarter of 2014 or the nine months ended September 30, 2014.

Revenue Reserve. The Company generally maintains a revenue reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired on delivery or are deemed to be damaged or defective when delivered. The calculation of the revenue reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the revenue reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions.

As of September 30, 2014 and December 31, 2013, the Company’s revenue reserves were approximately $0.5 million and $0, respectively. The increase is due to management’s estimate of Aggrastat product delivered during the three months ended September 30, 2014 that may be returned because the product shipped during the quarter was within six months of its expiration date.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items, including pharmaceutical products approaching their expiration dates. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value. For the three and nine-month periods ended September 30, 2014, the Company recorded charges to cost of product sales of $0.3 million and $0.6 million, respectively, for Aggrastat® product due to inventory nearing its expiration dates.

Loans Receivable

Loans receivable consist of two loans to one third party (see note 4). Loans are initially recorded, and continue to be carried, at unpaid principal balances under “other assets” on the unaudited condensed consolidated balance sheet. Carried balances are subsequently adjusted for payments of principal or adjustments to the allowance for loan losses to account for any impairment. Interest income is recognized over the term of the loans and is calculated using the simple-interest method, as the loans do not have associated premium or discount. If the loans were to experience impairment, interest income would not be recognized unless the likelihood of further loss was remote.

As of September 30, 2014, the Company concluded the loan carrying values approximated fair value due to the short time period between the lending of funds and the balance sheet date. Although the measurement basis is unpaid principal (as adjusted for subsequent payments or impairment), not fair value, the loans receivable would qualify as Level 3 measurements under the fair value hierarchy (Note 2) due to the presence of significant unobservable inputs related to the counterparty, which is a private entity.

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of September 30, 2014, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$7,915	$8,708	$21,689	$10,928
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	51,032	53,591	51,533	53,931
Effect of dilutive securities	1,361	1,479	1,266	1,399
Weighted-average shares outstanding used to compute diluted net income per share	52,393	55,070	52,799	55,330
Basic net income per share	$0.16	$0.16	$0.42	$0.20
Diluted net income per share	$0.15	$0.16	$0.41	$0.20

For the three months ended September 30, 2014 and 2013, outstanding stock options for 3,733,555 and 3,187,073 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended September 30, 2014 and 2013, 50,000 and 12,500 shares, respectively, of options subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

For the nine months ended September 30, 2014 and 2013, outstanding stock options for 3,924,745 and 3,329,853 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the nine months ended September 30, 2014 and 2013, shares subject to performance conditions of 50,000 and 12,500 shares, respectively, were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

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

Note 2 — Fair Value Measurements

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and restricted cash) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2014 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2014
Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678
Total	$19,678	$75	$—	$19,753

	Fair Value Measurements as of December 31, 2013 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Certificate of deposit	$—	$75	$—	$75
Money market funds	28,262	—	—	28,262
Total	$28,262	$75	$—	$28,337

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$5,749	$7,746
Work in progress	501	319
Finished goods	7,947	7,173
	$14,197	$15,238

Included in the Company’s inventory as of September 30, 2014 and December 31, 2013,  was  $4.9 million and $2.4 million, respectively, in inventory held at distributors related to products marketed by NovaMed Pharmaceuticals, Inc. and NovaMed Shanghai subsidiaries.

Note 4 — Loans Receivable

As part of the Company’s May 2013 license and supply agreement with Zensun (Shanghai) Science & Technology Co. Ltd (“Zensun”), the Company previously agreed to loan up to $12 million to Zensun. The entry into the license and supply agreement in the second quarter of 2013, pursuant to which the Company licensed the exclusive rights to promote, market, distribute, and sell NeucardinTM, a chronic heart failure product under development by Zensun (such rights licensed for the People’s Republic of China, Hong Kong and Macau) is more fully described in the Company’s quarterly report on Form 10-Q for the second quarter of 2013.

Pursuant to its agreement to loan up to $12 million to Zensun, the Company and Zensun entered into two separate but related loan agreements in July and August of 2014.  In the loan agreement entered between Zensun and the Company’s subsidiary SciClone Pharmaceuticals International China Holding Ltd. (“SPIL China”), Zensun can make drawdowns for a loan amount up to $11.75 million over a period of six months. As of September 30, 2014, a borrowing of $2.25 million was requested by Zensun and paid by SPIL China. This loan bears interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the agreement. This loan matures on September 26, 2017, with an option electable by the borrower to extend for two additional years provided certain conditions are met. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

In September 2014, as the second component of the overall borrowing arrangement described in the foregoing paragraph, the Company’s subsidiary SciClone Pharmaceuticals (China) Ltd. entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$252,500 as of September 30, 2014) with Zensun, using a major Chinese bank as the lending agent. SciClone Pharmaceuticals (China) Ltd. is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the agreement. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

The two loans are included in “other assets” on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2014.

Note 5 — Goodwill

The following table represents the changes in goodwill for the year ended December 31, 2013 and for the nine months ended September 30, 2014 (in thousands):

Balance as of January 1, 2013	$34,313
Translation adjustments	1,044
Balance as of December 31, 2013	$35,357
Translation adjustments	(471)
Balance as of September 30, 2014	$34,886

Note 6  — Credit Facilities

Credit Facility

In December 2013, the Company’s subsidiary, NovaMed Shanghai,  entered into a 10.0 million RMB revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million RMB loan facility (approximately $2.4 million USD) secured by its accounts receivable with Shanghai Pudong Development Bank Co. Ltd. (“the Credit Facility”). As of September 30, 2014, no borrowings were outstanding on the Credit Facility. The Credit Facility bears interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% as of September 30, 2014). The Credit Facility expires November 30, 2014 and any amounts borrowed must be repaid by the expiration date. For the three and nine-months ended September 30, 2014, the Company paid interest of approximately $0 and $48,000, respectively, related to the Credit Facility.

Loan Agreement

The Company’s previous loan agreement for 12.5 million RMB (approximately $2.0 million) with Shanghai Pudong Development Bank Co. Ltd. expired August 29, 2013. All amounts borrowed were repaid by the expiration date. The loan bore interest on borrowed funds at 7.5%. For the three and nine-months ended September 30, 2013, the Company paid interest of approximately $7,000 and $0.1 million, respectively, related to this loan agreement.

Note 7 — Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued sales and marketing expenses	$6,151	$6,419
Accrued taxes, tax reserves and interest	4,777	5,029
Accrued compensation and benefits	2,966	3,475
Accrued estimated SEC and DOJ investigation loss (Note 10)	2,000	2,000
Accrued professional fees	1,521	1,601
Accrued manufacturing costs	1,145	1,617
Other	1,031	1,323
	$19,591	$21,464

Note 8 — Accumulated Other Comprehensive Income

Changes in the composition of accumulated other comprehensive income for the three and nine-months ended September 30, 2014 and 2013 are as follows (in thousands):

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of July 1, 2014	$3,402	$—	$3,402
Other comprehensive income	308	—	308
Balances as of September 30, 2014	$3,710	$—	$3,710

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of January 1, 2014	$4,176	$—	$4,176
Other comprehensive loss	(466)	—	(466)
Balances as of September 30, 2014	$3,710	$—	$3,710

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of July 1, 2013	$3,309	$(73)	$3,236
Other comprehensive income (loss) before reclassifications	436	(4)	432
Amounts reclassified out of accumulated other comprehensive income to other income, net	—	77	77
Balances as of September 30, 2013	$3,745	$—	$3,745

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total
Balances as of January 1, 2013	$3,055	$(67)	$2,988
Other comprehensive income (loss) before reclassifications	690	(4)	686
Amounts reclassified out of accumulated other comprehensive income to other income, net	—	71	71
Balances as of September 30, 2013	$3,745	$—	$3,745

Note 9 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales and marketing	$276	$321	$761	$875
Research and development	19	42	78	74
General and administrative	539	582	1,770	2,259
	$834	$945	$2,609	$3,208

Stock Options

During the nine months ended September 30, 2014, the Company granted options to purchase a total of 1,659,500 shares of common stock and options to purchase 1,048,266 shares of common stock were exercised. As of September 30, 2014, there was approximately $4.9 million of unrecognized compensation expense, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.77 years.

Restricted Stock Units (RSUs)

During the nine months ended September 30, 2014, 7,000 RSUs were granted at a grant date fair value per share of $4.52 and 211,699 RSUs vested. As of September 30, 2014, there was approximately $0.4 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted-average remaining period of approximately 1.52 years.

Repurchase of Common Stock

In July 2014, the Company’s Board of Directors approved an increase of $15 million to the existing share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to $65.5 million. In addition, the Board of Directors extended the repurchase program through December 31, 2015. The Company repurchased and retired 2,651,462 shares at a cost of $14.5 million during the nine-month period ended September 30, 2014. As of September 30, 2014, $10.1 million of the $65.5 million share repurchase program authorized by the Board of Directors was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 10  —Commitments and Contingencies

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

The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. However, the Company has determined that a payment of at least $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, the Company recorded $2.0 million of operating expense in its fourth quarter 2013 results of operations to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. Any actual fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially differ and could be higher from the amount of the Company’s estimated loss and could materially impact the Company’s financial statements. The Company will  re-assess the potential liability each quarter and may adjust its estimates accordingly in future periods if it determines that a different amount is both probable of being incurred and is reasonably estimable.

NovaMed was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on

July 26, 2012. On April 3, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any products rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed. On April 30, 2014, NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA has made a counter offer and the parties are attempting to resolve the matter without an additional arbitration proceeding, but NovaMed may need to take additional legal action to enforce its right to compensation. The amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al., Case No. CIV520331. The lawsuit alleges, based on the restatement of the Company’s consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file consolidated financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company and other defendants filed motions to dismiss the complaint. The court granted the motions to dismiss but allowed plaintiff to amend the complaint. An amended complaint was filed on September 19, 2014. On October 24, 2014, the defendants filed motions to dismiss the amended complaint. A hearing on the motions to dismiss is currently scheduled for December 5, 2014. Given the procedural process and the nature of this case, including that motions to dismiss have been filed, the Company is unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.

Effective as of July 14, 2014, NovaMed Shanghai and Sanofi negotiated a settlement of certain amounts in dispute relating to previous promotion agreements which expired on December 31, 2013,  and NovaMed received approximately 22 million RMB (approximately $3.5 million) in August 2014 as final payment from Sanofi. The terms of the settlement resulted in the recognition of promotion services revenue, for the second quarter of 2014, of approximately $0.2 million of Sanofi revenue that had been deferred in the fourth quarter of 2013. The remaining deferred revenue that had been deferred in the fourth quarter of 2013, of approximately $2.6 million, was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income for the second quarter of 2014 or for the nine-month period ended September 30, 2014.

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of September 30, 2014, the Company did not have any material unmet purchase obligations.

Note 11  — Research and Development Expense Related to Licensing Agreements

For the three and nine-month periods ended September 30, 2013, the Company recorded upfront payments totaling $0 and $5.0 million, respectively, in research and development expense related to its licensing arrangements with Taiwan Liposome Company granting the Company a license and the exclusive rights in China, Hong Kong and Macau to promote, market, and distribute and sell ProFlow® for the treatment of peripheral arterial disease and other indications, and Zensun for the exclusive promotion, marketing, distribution and sale of Neucardin in China. No similar license expense was recorded during the three and nine-month periods ended September 30, 2014.

Note 12 — Income Taxes

The provision for income taxes primarily relates to taxable income of the Company’s China operations. The provision for income tax was approximately $0.3 million and $0.2 million for the three-month periods ended September 30, 2014 and 2013, respectively. The provision for income tax was $0.8 million and $1.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The increase of $0.1 million in the provision for income tax for the three-month period ended September 30, 2014, compared to the same period of the prior year related to forecasted growth in the Company’s China operations. The decrease of $0.6 million for the nine-month period ended September 30, 2014, compared to the same period of the prior year, was due to a reduction of approximately $0.5 million for the nine-month period ended September 30, 2014 in the Company’s liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations, offset partially by continued interest accrual on the uncertain tax positions. Tax expense was also lower for the nine-month period ended September 30, 2014, compared to the same period of the prior year,  related to  the expiration of the Sanofi distribution agreements resulting in a reduction in the Company’s forecasted profitability for 2014 for its NovaMed Shanghai operations, compared to the Company’s forecasted profitability as of September 30, 2013 for 2013. The Company’s statutory tax rate in China was 25% in 2014 and 2013.

Note 13 —  Segment Information and Geographic Data

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income (loss) for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Summary information by operating segment for the three and nine-month periods ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
China	$33,168	$33,968	$90,134	$90,949
Rest of the World (including the US and Hong Kong)	1,119	1,258	3,231	3,375
Total net revenues	$34,287	$35,226	$93,365	$94,324
Income (loss) from operations:
China	$10,478	$9,873	$29,499	$23,831
Rest of the World (including the US and Hong Kong)	(2,371)	(3,741)	(7,091)	(14,217)
Total income from operations	$8,107	$6,132	$22,408	$9,614
Non-operating income (expense), net:
China	$144	$152	$57	$197
Rest of the World (including the US and Hong Kong)	(5)	2,577	(13)	2,545
Total non-operating income, net	$139	$2,729	$44	$2,742
Income (loss) before provision for income tax:
China	$10,622	$10,025	$29,556	$24,028
Rest of the World (including the US and Hong Kong)	(2,376)	(1,164)	(7,104)	(11,672)
Total income before provision for income tax	$8,246	$8,861	$22,452	$12,356

Long-lived assets as of September 30, 2014 by operating segment are as follows (in thousands):

China	$36,987
Rest of the World (including the US and Hong Kong)	2,512
$39,499

Note 14 — Subsequent Event

In October 2014, the Company’s subsidiary, SPIL China entered into a settlement agreement with a customer to settle outstanding receivable balances that were more than one year past due to the Company. At the beginning of the third quarter of 2014, fully reserved outstanding receivables from this customer totaled approximately $3.5 million. The entry into this settlement agreement followed the receipt of a payment of $500,000 by the customer during the third quarter of 2014, and this gain on recovery was recorded as a reduction to general and administrative expense for the three months ended September 30, 2014. The settlement agreement provided that the customer  will pay SPIL China $1.9 million in installment payments to be made as follows: $500,000 before October 31, 2014; $500,000 before November 30, 2014; $400,000 before May 31, 2015; and the remaining balance of $500,000 to be made by December 31, 2015. The terms of the settlement agreement resulted in the write-off of $1.1 million in previously fully reserved accounts receivable with an equivalent charge-off of the allowance for bad debt as of September 30, 2014, which had no impact on net income, as the subsequent agreement provided direct evidence that the $1.1 million previously reserved will not be collected in the future.  The Company will continue to maintain a full reserve on the remaining outstanding accounts receivable balance of $1.9 million for this customer until payments are received. The Company received the first $500,000 payment in October 2014 per the terms of the settlement agreement.

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

Our promotion agreements with Sanofi Aventis S.A. (“Sanofi”), consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. Our revenues for the nine-month period ended September 30, 2014 and the full years of 2013, 2012 and 2011 with Sanofi were approximately $0.2 million, $25.0 million, $30.8 million, and $19.7 million, respectively. Effective July 14, 2014, we entered into a settlement agreement with Sanofi related to promotion fees due to our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”), and in August 2014, NovaMed Shanghai received approximately 22 million Chinese Yuan Renminbi (“RMB”) (approximately $3.5 million) as final payment from Sanofi.  For further information related to this matter refer to “Results of Operations” “Revenues.”

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. We had been renewing our product distribution agreement with Pfizer month-to-month while negotiating for an extended and renegotiated agreement.  In July 2014, we renewed our product distribution agreement with Pfizer for a 5-year term, through June 2019. We are pursuing additional agreements to generate additional revenue. At the same time, we continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. If on the other hand our efforts to renegotiate result in better terms, there may be a positive impact on our revenues and profitability.

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

In August 2014, we along with our partner BTG plc (“BTG”) announced that the China Food and Drug Administration has approved the registration of DC Bead® for the embolization of malignant hypervascularized tumors. DC Bead may be used to treat liver cancer, a large and growing indication in China, and we believe our oncology sales team and academic marketing liaisons have established high quality relationships with medical professionals and institutions that specialize in cancer treatment, which we believe will be a valuable asset as we prepare for commercial launch of DC Bead, anticipated in the first half of 2015. BTG and SciClone previously entered into an agreement granting SciClone exclusive licensing and distribution rights to DC Bead in China. Under the agreement, we will purchase product from BTG at a specified price for sale in China.

We are also pursuing the registration of several other therapeutic products in China. These include: Loramyc®, a mucoadhesive tablet formulation of miconazole lauriad to treat oropharyngeal candidiasis; and RapidFilm®, an oral film formulation of ondansetron to treat nausea induced by chemotherapy.

We continue to seek in-licensing arrangements for approved or late-stage, branded, well-differentiated products that if not yet approved, have a clear regulatory approval pathway in China based on existing regulatory approval outside of China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues. In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macau. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The CFDA subsequently informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. In the third quarter of 2014, we loaned Zensun a total of approximately $2.5 million under two separate loan agreements pursuant to the terms of the framework agreement (refer to Note 4).

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

We believe our cash and investments as of September 30, 2014 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

 Results of Operations

Revenues:

The following table summarizes the period over period changes in our product sales and promotion services (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Product sales, net	$33,621	$25,273	33%	$91,236	$67,489	35%
Promotion services	666	9,953	-93%	2,129	26,835	-92%
Total net revenues	$34,287	$35,226	-3%	$93,365	$94,324	-1%

Product sales were $33.6 million for the three-month period ended September 30, 2014, compared to $25.3 million for the corresponding period in 2013, an increase of $8.3 million, or 33%. ZADAXIN sales were $32.1 million for the three-month period ended September 30, 2014, compared to $25.0 million for the corresponding period of 2013, an increase of $7.1 million that mainly related to an increase in volume sold, and to a lesser extent related to an increase in selling price.  Product sales were $91.2 million for the nine-month period ended September 30, 2014, compared to $67.5 million for the corresponding period in 2013, an increase of $23.7 million, or 35%. ZADAXIN sales were $87.1 million for the nine-month period ended September 30, 2014, compared to $65.8 million for the corresponding period of 2013, an increase of $21.3 million that mainly related to an increase in volume sold, and to a lesser extent related to an increase in selling price. We believe our ZADAXIN product revenues in the first half of fiscal 2013 were adversely affected by the increase in channel inventory we experienced in the third quarter of 2012. We believe channel inventory for ZADAXIN has returned to normalized levels, and we anticipate that ZADAXIN revenues in 2014 will be higher than 2013.

We reserved approximately $0.5 million in revenue related to Aggrastat product delivered during the three and nine months ended September 30, 2014 that may be returned because the product shipped during the quarter was within six months of its expiration date.

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

 All of our promotion services revenue and a majority of our product revenues related to our China segment. Promotion services revenue was $0.7 million for the three-month period ended September 30, 2014 and related to products promoted under our agreement with Baxter, compared to $10.0 million for the corresponding period in 2013 that related to the products promoted under agreements with Sanofi and Baxter.  Promotion services revenue was $2.1 million for the nine-month period ended September 30, 2014 and mainly related to products promoted under our agreement with Baxter, compared to $26.8 million for the corresponding period in 2013 that related to the products promoted under agreements with Sanofi and Baxter.

The decreases of $9.3 million and $24.7 million for the three and nine-months ended September 30, 2014, respectively, in promotion services revenue related to the expiration of our promotion agreements with Sanofi. Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. NovaMed Shanghai and Sanofi negotiated a settlement of certain amounts in dispute, effective as of July 14, 2014, and NovaMed received approximately 22 million RMB (approximately $3.5 million) in August 2014 as final payment from Sanofi. The terms of the settlement resulted in the recognition of promotion services revenue, for the second quarter of 2014, of approximately $0.2 million of Sanofi revenue that had been deferred in the fourth quarter of 2013. The reversal of the remaining deferred revenue that had been deferred in the fourth quarter of 2013, of approximately $2.6 million, was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income for the second quarter of 2014 or for the nine months ended September 30, 2014. Our revenues for the nine-month period ended September 30, 2014 and for the full years of 2013, 2012 and 2011 with Sanofi were approximately $0.2 million, $25.0 million, $30.8 million, and $19.7 million, respectively.

The termination of these agreements with Sanofi have and will negatively affect our promotion services revenues in 2014; however, due to our restructuring activities in 2013, including a significant reduction in our sales force, we believe it will have only a modest effect on our profitability in 2014.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. We had been renewing our product distribution agreement with Pfizer month-to-month while negotiating for an extended and renegotiated agreement. In July 2014, we renewed our product distribution agreement with Pfizer for a 5-year term, through June 2019. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. On the other hand, if we are successful in negotiating better terms, there may be a positive impact on our revenues and profitability.

Total China revenues were $33.2 million, or 97% of total revenues for the three-month period ended September 30, 2014, compared to $34 million, or 96% of total revenues for the corresponding period in 2013. Rest of the World segment revenues were $1.1 million, or 3% of our revenues for the three-month period ended September 30, 2014, compared to $1.3 million, or 4%, for the three-month period ended September 30, 2013, and related to sales of ZADAXIN product. Total China revenues were $90.1 million, or 97% of total revenues for the nine-month period ended September 30, 2014, compared to $91 million, or 96% of total revenues for the corresponding period in 2013. Rest of the World segment revenues were $3.2 million, or 3% of our revenues for the nine-month period ended September 30, 2014, compared to $3.4 million, or 4%, for the nine-month period ended September 30, 2013, and related to sales of ZADAXIN product.

For the three and nine-month periods ended September 30, 2014,  sales to one customer in China accounted for approximately 94% and 93%, respectively, of our revenues. For the three and nine-month periods ended September 30, 2013,  sales to two customers in China accounted for approximately 68%  and 26% of our revenues (prior to the expiration of our promotion agreements with Sanofi).  Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the period over period changes in our cost of product sales (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Cost of product sales	$6,005	$3,808	58%	$15,577	$11,631	34%

Cost of product sales was $6.0 million and $3.8 million for the three-month periods ended September 30, 2014 and 2013, respectively, for an increase of $2.2 million or 58%.  ZADAXIN cost of sales increased $0.8 million for the three-month period ended September 30, 2014, compared to the same period of last year. Gross margin for ZADAXIN was 85.91% and 85.24% for the three months ended September 30, 2014 and 2013, respectively.  Cost of product sales related to Aggrastat and oncology products increased $1.4 million for the three-month period ended September 30, 2014, compared to the same period of last year, and was primarily due to $1.7 million of increased sales of these products for the three-month period ended September 30, 2014, compared to the same period of last year, which led to higher cost of product sales. Cost of sales for Aggrastat and oncology products also increased for the three-month period ended September 30, 2014 related to a provision of $0.3 million for Aggrastat inventory nearing expiration.

Cost of product sales was $15.6 million and $11.6 million for the nine-month periods ended September 30, 2014 and 2013, respectively, for an increase of $4 million or 34%. ZADAXIN cost of sales increased $1.6 million for the nine-month period ended September 30, 2014, compared to the same period of last year. Gross margin for ZADAXIN was 85.92% and 83.85% for the nine-months ended September 30, 2014 and 2013, respectively. Cost of product sales related to Aggrastat and oncology products increased $2.3 million for the nine-month period ended September 30, 2014 compared to the same period of last year, and was primarily due to  $2.9 million of increased sales of these products for the nine-month period ended September 30, 2014, compared to the same period of last year, which led to higher cost of product sales. Cost of sales for Aggrastat and oncology products also increased for the nine-month period ended September 30, 2014 related to a provision of $0.6 million for Aggrastat inventory nearing expiration.

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

Overall, we expect our gross margin percentages in 2014 to remain comparable to 2013, although they may fluctuate from quarter to quarter.

Sales and Marketing:

The following table summarizes the period over period changes in our sales and marketing expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Sales and marketing	$13,911	$16,498	-16%	$34,987	$41,966	-17%

Sales and marketing expenses for the three months ended September 30, 2014 decreased by $2.6 million, or 16%, compared to the same period in 2013. Sales and marketing expenses for the nine months ended September 30, 2014 decreased by $7.0 million, or 17%, compared to the same period in 2013.  Sales and marketing expenses have decreased for the three and nine-month periods ended September 30, 2014, compared to the same periods of the prior year, related to the expiration of the Sanofi distribution agreements and the reduction in costs associated with marketing the products under the Sanofi agreements. As a  result of our restructuring in the fourth quarter of 2013 in connection with the expiration of our Sanofi distribution agreements and other expense-saving measures, we  have reduced our sales force by over 150 salespersons, compared to September 30, 2013. The reductions in sales and marketing expenses for the three and nine-months ended September 30, 2014, compared to the same periods of the prior year, that primarily related to the expiration of the Sanofi distribution agreements, were partially offset by increases in our sales and marketing efforts for ZADAXIN.

We anticipate total sales and marketing expenses for the year ending December 31, 2014 to be lower than those incurred for the year ended December 31, 2013 as we anticipate savings in 2014 from our fourth quarter 2013 restructuring related to the expiration of the Sanofi distribution agreements, and from reductions in our sales force that occurred in 2013. These reductions will be partially offset by growth in our sales and marketing efforts for ZADAXIN.

Research and Development (“R&D”):

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Research and development	$653	$550	19%	$2,933	$6,321	-54%

R&D expenses for the three months ended September 30, 2014, increased by $0.1 million, or 19%, compared to the same period in 2013. R&D expenses for the nine months ended September 30, 2014, decreased by $3.4 million, or 54%, compared to the same period in 2013. For the nine-months ended September 30, 2013, the Company recorded $5.0 million in R&D expenses related to in-license arrangements with Zensun and TLC. No similar in-license arrangements occurred during the three or nine-month periods ended September 30, 2014. These decreases in R&D expense were partially offset by increases in R&D for the three and nine-month periods ended September 30, 2014,  due to costs incurred for assessment of a potential sepsis clinical study for ZADAXIN.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We anticipate our research and development expenses to decrease in 2014 compared to 2013. We may incur an additional milestone payment to TLC of $0.8 million upon clinical trial application approval which may occur in the first half of 2015. We continue to evaluate opportunities to in-license the marketing rights to proprietary products primarily in China, which may result in increased research and development expenses due to license fee payments, local registration clinical trials, or other expenses related to in-licensing and development of new products in the future.

General and Administrative (G&A):

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2014	2013	Change	2014	2013	Change
General and administrative	$5,611	$8,238	-32%	$17,460	$24,792	-30%

G&A expenses for the three-month period ended September 30, 2014 decreased by $2.6 million, or 32%, compared to the same period in 2013. G&A expenses for the nine-month period ended September 30, 2014 decreased by $7.3 million, or 30%, compared to the same period in 2013. The decreases in  G&A for both the three and nine-month periods ended September 30, 2014, compared to the same period in 2013, mainly related to a decrease in legal fees associated with the ongoing government investigation, MEDA Pharma GmbH & Co KG (“MEDA”) arbitration and other corporate matters, and also related to a decrease in bad debt expense. We expect our general and administrative expenses in 2014 to decrease compared to 2013 as we anticipate lower legal costs in 2014 in addition to lower bad debt expense. However, our ongoing investigations with the SEC and DOJ are unpredictable and may result in higher legal costs or fines or penalties and could affect our expenses or the timing thereof. We do not expect to incur any significant acquisition-related costs in 2014, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future. See Part II, Item 1 “Legal Proceedings”.

Other Income, net

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

Provision for Income Tax:

 The provision for income taxes primarily relates to taxable income of our China operations. The provision for income tax was approximately $0.3 million and $0.2 million for the three-month periods ended September 30, 2014 and 2013, respectively. The provision for income tax was $0.8 million and $1.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The increase of $0.1 million in the provision for income tax for the three-month period ended September 30, 2014, compared to the same period of the prior year, related to forecasted growth in our China business. The decrease of $0.6 million for the nine-month period ended September 30, 2014, compared to the same period of the prior year, was due to a reduction of approximately $0.5 million for the nine-month period ended September 30, 2014 in our liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations, offset partially by continued interest accrual on the uncertain tax positions. Tax expense was also lower for the nine-month period ended September 30, 2014, compared to the same period of the prior year, related to the expiration of the Sanofi distribution agreements resulting in a reduction in our forecasted profitability for 2014 for our NovaMed Shanghai operations, compared to 2013.  Our statutory tax rate in China was 25% in 2014 and 2013.  We expect the provision for income tax to decrease for the year ending December 31, 2014, compared to the year ended December 31, 2013, related to our China operations.

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

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	September 30, 2014	December 31, 2013
Cash, cash equivalents and investments	$96,906	$85,878

As of September 30, 2014, we had $96.9 million in cash, cash equivalents and investments of which $83.9 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. As of September 30, 2014, we determined that $127.5 million of accumulated undistributed earnings of foreign subsidiaries continues to be indefinitely reinvested outside of the US. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, debt service, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries, (ii) additional investments to support our expansion in the China market as well as planned business acquisitions and/or product licensing transactions, and (iii) there is no foreseeable need to repatriate any additional undistributed earnings to fund our limited US operations. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted, we will accrue for income taxes not previously recognized. Upon distribution of those earnings, we may be subject to US federal and state income taxes. Determination of such additional tax is not practicable as it is dependent on several future uncertainties, including the amount of US tax losses, available net operating losses and, potentially, foreign tax credits available at the time of the repatriation. Based on our current operating plan, we do not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future.

	Nine Months Ended
	September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$26,454	$11,841
Investing activities	$(3,566)	$242
Financing activities	$(11,809)	$(7,354)

Net cash provided by operating activities was $26.5 million for the nine-months ended September 30, 2014 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, provision for expiring inventory, depreciation and amortization expense, and changes in operating assets and liabilities. As of September 30, 2014, we had  accounts receivable totaling approximately $1.9 million from a single customer, which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $1.9 million. We have recently entered into a settlement agreement with the customer in October 2014 to collect the remaining balance (refer to Note 14).  Accounts receivable decreased $3.3 million related to payments received from customers during the nine months ended September 30, 2014, including approximately $3.5 million received from Sanofi. Inventory decreased $4.7 million mainly related to ZADAXIN inventory sales during the first half of 2014, excluding approximately $4.1 million in Pfizer and Aggrastat inventory not yet paid for as of September 30, 2014. Accounts payable and accrued liabilities decreased $7.4 million mainly related to compensation and benefits, sales and marketing and manufacturing expense payments made during the nine months ended September 30, 2014.

Net cash provided by operating activities was $11.8 million for the nine months ended September 30, 2013 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, provision for losses on accounts receivable, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash (used in) provided by investing activities was ($3.6) million and $0.2 million for the nine months ended September 30, 2014 and 2013.  We purchased property and equipment of $1.1 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.  In addition, as part of our license and supply agreement with Zensun, we agreed to loan up to $12 million in total to Zensun under two separate loan agreements. Pursuant to its agreement to loan up to $12 million to Zensun, in September 2014, our subsidiary, SciClone Pharmaceuticals International China Holding Limited (“SPIL China”) loaned $2.25 million to Zensun.  This loan matures on September 26, 2017 with an option electable by the borrower to extend for two additional years provided certain conditions are met.  Also pursuant to its agreement to loan up to $12 million to Zensun, in September 2014 our subsidiary, SciClone Pharmaceuticals (China) Ltd. entered into an entrusted loan agreement for 1,550,000 RMB (approximately $252,500 USD as of September 30, 2014) with Zensun using a major Chinese bank as the lending agent. SciClone Pharmaceuticals (China) Ltd. is the principal and ultimately bears the credit risk, not the bank. The loan term is sixty-six months. Each loan bears basic interest at a fixed rate of 7.5% per annum and all outstanding balances of each loan must be repaid by the maturity date with prepayments permitted without penalty upon Zensun’s request with prior notice. The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Net cash used in financing activities was $11.8 million and $7.4 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, we used $14.2 million and $9.8 million to repurchase and retire approximately 2,651,462 and 1,851,490 shares of our common stock under our stock repurchase program, respectively, excluding approximately $0.3 million not yet paid for as of September 30, 2014. For the nine months ended September 30, 2014 and 2013, we also received $4.0 million and $1.6 million of net proceeds, respectively, from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans. For the nine months ended September 30, 2013, our subsidiary borrowed $0.6 million under its loan agreement with Shanghai Pudong Development Bank Co. Ltd. that expired August 29, 2013.  All amounts borrowed were repaid before the expiration date.

Restricted cash of $2.3 million that secured a letter of credit related to a previous loan agreement we had with Shanghai Pudong Development Bank Co. Ltd. that expired August 29, 2013 was released during the nine month period ended September 30, 2013 when the letter of credit was cancelled.

In December 2013, our subsidiary, NovaMed Shanghai., entered into a 10.0 million RMB revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million RMB loan facility (approximately $2.4 million USD) secured by its accounts receivable with Shanghai Pudong Development Bank Co. Ltd. (the “Credit Facility”). In June 2014, NovaMed Shanghai repaid $1.6 million under the Credit Facility and as of September 30, 2014, no borrowings were outstanding thereunder. The Credit Facility bears interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% as of September 30, 2014). The Credit Facility expires on November 30, 2014 and any amounts borrowed must be repaid by the expiration date.

The following summarizes our future obligations including uncertain tax positions as of September 30, 2014 (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	7,142	2,412	3,696	1,034	—
Purchase obligations (2)	21,524	21,524	—	—	—
Uncertain tax positions (3)	4,047	—	—	—	—
Total	$32,713	$23,936	$3,696	$1,034	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)

As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the ”Payments Due by Period” section of the table.

We have reorganized our business as a result of the expiration of the Sanofi agreement, and incurred restructuring charges in the amount of approximately $1.2 million that were recorded in the fourth quarter of 2013, of which approximately $0.1 million remains accrued as of September 30, 2014 and is expected to be paid during the remainder of fiscal 2014.

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

In July 2014, our Board of Directors approved an increase of $15 million to the Company’s stock repurchase program, bringing the total authorized since the program’s inception in October 2011 to $65.5 million and the Board of Directors extended the program through December 31, 2015. Under this program, we repurchased and retired 2,651,462 shares at a cost of $14.5 million during the nine months ended September 30, 2014 bringing the total repurchases since the program’s inception to approximately 10.5 million shares at a cost of $55.4 million through September 30, 2014. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

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

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes in our critical accounting policies, estimates and judgments for the nine months ended September 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk for the nine months ended September 30, 2014 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures we designed to address the operating effectiveness of certain corporate monitoring controls which we have previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 have not operated for a sufficient time in order for them to conclude on their effectiveness.

Status of Remediation of Material Weakness

As of September 30, 2014, we have implemented procedures designed to address the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 related to the design and operating effectiveness of certain corporate monitoring controls. Management has implemented corporate monitoring controls and other controls to provide increased oversight over our China operations including additional procedures implemented during the three and nine-month periods ended September 30, 2014, as part of our plan to remediate our material weakness in fiscal 2014. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address this material weakness or to modify the remediation steps described above. We will not be able to assess whether the steps we have taken will fully remediate the material weakness in our internal control over financial reporting until sufficient time passes in order to evaluate their effectiveness. We anticipate that our implementation efforts should be completed and sufficient time shall have passed as of December 31, 2014 and plan to update our assessments and conclusions at that time as to the status of the material weakness.

Changes in Internal Controls

Other than the procedures noted in the preceding section, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit Committee may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future, will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls in our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations or remedial actions we have taken or may take, if any, as a result of such investigations, may adversely affect our business in China. For the year ended December 31, 2013, we determined that a payment of at least $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, we recorded $2.0 million of operating expense in our fourth quarter 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay higher or lower damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant time from management and the Board of Directors, as well as significant financial resources which could otherwise be devoted to the operation of our business.

NovaMed was a party to a Distribution and Supply Agreement with MEDA originally entered into in early 2007. Following our acquisition of NovaMed on April 18, 2011, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. A dispute arose over the right to terminate the agreement and NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 3, 2014,  CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any products’ rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA since the entry into the Distribution and Supply Agreement and up to the date of the Award. On April 30, 2014,  NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties are attempting to resolve the matter without an additional arbitration proceeding, but NovaMed may need to take additional legal action to enforce its right to compensation. The amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al, Case No. CIV520331. The lawsuit alleges, based on the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012 resulting from the timing of revenue recognition for certain products sold by the Company’s subsidiary, NovaMed, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company and other defendants filed motions to dismiss the complaint. The court granted the motions to dismiss but allowed plaintiff to amend the complaint. An amended complaint was filed on September 19, 2014. On October 24, 2014, the defendants filed motions to dismiss the amended complaint. A hearing on the motions to dismiss is currently scheduled for December 5, 2014. Given the procedural process and the nature of this case, including that motions to dismiss have been filed, the Company is unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.

Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. We received initial notification of non-renewal from Sanofi in early October 2013.  NovaMed Shanghai and Sanofi negotiated a settlement of certain amounts in dispute, effective as of July 14, 2014, and NovaMed received approximately 22 million RMB (approximately $3.5 million) in August 2014 as final payment from Sanofi.

Item 1A.  Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 17,  2014.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $21.7 million and $10.9 million for the nine months ended September 30, 2014 and 2013,  respectively, we have experienced significant operating losses in the past, and as of September 30, 2014, we had an accumulated deficit of approximately $129 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not achieve profitability over the next 12 months.

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

•	economic and political conditions in the US or abroad, particularly in China;
•	broad financial market fluctuations in the US, Europe or Asia; and
•	More aggressive taxation policy by the government in China.

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

Our revenue will continue to be substantially dependent on our sale of ZADAXIN in China. The Chinese government has previously imposed price restrictions on ZADAXIN, Aggrastat and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed. *

Our product revenue is highly dependent on the sale of ZADAXIN in China. The percentage of our revenue that comes from ZADAXIN has declined since our acquisition of NovaMed as a result of additional product sales from NovaMed, though it has increased recently again with the expiration of our promotion agreements with Sanofi.  We  anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the nine months ended September 30, 2014 and 2013, approximately 96% and 95% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the National Development and Reform Commission (“NDRC”) and provincial agencies’ pricing reform.

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

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursement Drug List (“NRDL”) and pricing for ZADAXIN on the NRDL was reviewed by the authorities. As a result of the Chinese government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. SinoPharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China and as a result, the impact on our sales price per unit has been insignificant. As SinoPharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the NDRC price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter were reduced by amounts ranging from 10 to 20%.

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

Our business strategy is dependent in part on our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. We have experienced challenges in maintaining some of our agreements and if we fail to enter into additional agreements, our business will suffer. *

Our sales and marketing strategy in China depends significantly on agreements with third parties, and potentially on entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including the products recently licensed from Zensun and TLC and products currently promoted or sold by our subsidiary, NovaMed, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products include Aggrastat, a marketed product, DC Bead, a product expected to launch commercially in the first half of 2015,  and products in the regulatory review process, including several of NovaMed’s products in clinical trials, that are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent on entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected. In addition, if any of such agreements acquired in our NovaMed acquisition are not renewed, we could incur a decline in sales revenues.

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

While in June 2013 we renewed our promotion agreement with Baxter for a 5-year term through December 2017 and in July 2014 we renewed our product distribution agreement with Pfizer for a 5-year term through June 2019, our promotion agreements with Sanofi were not renewed and expired on December 31, 2013.  We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. Terminations or failures to renew these or any other agreement as to some or all of the products covered by the agreement could result in a decline in revenue and in other costs including restructuring charges if a resulting revenue decline required us to reduce costs. On the other hand, if we are successful in negotiating better terms there may be a positive impact on our revenues and profitability.

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

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit or Special Committees may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed on us. As of September 30, 2014, we estimate that a payment of at least $2.0 million to the government in penalties, fines and/or other remedies is probable. This expense of $2.0 million was recorded to operating expense in our fourth quarter 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines that are more than the estimated or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management and financial resources, which could otherwise be devoted to the operation of our business.

If we fail to achieve or maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot establish effective controls and provide reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during the third quarter of 2012, our management determined that we had a material weakness in internal control over financial reporting related to the design and operation of our controls primarily associated with product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed subsidiary. Furthermore, during the fourth quarter of 2012, our management determined that we had an additional indicator of the same material weakness related to the timing of revenue recognition for our Pfizer products and the override of related controls at our NovaMed subsidiary, and the corporate monitoring thereof. As of September 30, 2014, we have implemented procedures designed to address the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 related to the design and operating effectiveness of certain corporate monitoring controls. Management has implemented corporate monitoring controls and other controls to provide increased oversight over our China operations including additional procedures implemented during the three and nine-month periods ended September 30, 2014, as part of our plan to remediate our material weakness in fiscal 2014. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address this material weakness or to modify the remediation steps described above. We will not be able to assess whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. We anticipate that our implementation efforts should be completed and sufficient time shall have passed as of December 31, 2014 and plan to update our assessments and conclusions at that time as to the status of the material weakness.  We continuously work on improvements to our internal controls and there can be no assurance that these or other material weaknesses will not occur in the future, or otherwise cause us to inaccurately report our financial statements. For example, the restatement of our financial statements for each of our first, second, and third quarters of 2012, and our financial statements for each of the second and third quarters of 2011 and the year ended December 31, 2011, were in part caused by the material weakness related to the design and operation of our controls disclosed as of December 31, 2012 discussed above. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

The audit report as of and for the year ended December 31, 2013 included in our most recent Annual Report on Form 10-K was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board (“PCAOB”), and, although they may be subject to other inspections, you do not have the benefits of PCAOB inspections.  *

Our independent auditors’ system of quality control and their individual audits are subject to review, inspection, or other outside assurance from time to time by members firms in the network of firms to which they belong, by peer accounting firms, or by regulatory or industry bodies in China (such as China’s securities regulator or the Chinese body representing certified public accountants). However, these various bodies or parties are distinct from the PCAOB, and their efforts may not be concentrated on audits of SEC registrants. Their reviews or inspections may be substantially different, or not comparable to, an inspection by the PCAOB. Although our independent auditors’ quality control practices and individual audits may be subject to review or inspection from time to time by peers or by industry bodies in China, such reviews or inspections often are substantially different from, or not comparable to, an inspection by the PCAOB in accordance with the professional standards thereof. Auditors of companies that are registered with the SEC and traded publicly in the US, including our independent registered public accounting firm, must be registered with the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Because our auditors are located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China, including our auditors. As a result, investors in our equity securities may be deprived of the benefits of PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures or quality control procedures as compared to other public company auditors outside of China that are subject to PCAOB inspections. As a result, investors in our stock may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

We may incur unexpected charges relating to our operations. *

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, we recorded $2.4 million to bad debt expense for the year ended December 31, 2013 related to one customer whose accounts receivable are significantly past due and for which collectability on the remaining receivable balance remains uncertain. In addition, we recorded a charge of $0.6 million for inventory obsolescence related to Aggrastat in the nine-month period ended September 30, 2014. In addition, we could also experience additional charges for inventory obsolescence related to Aggrastat or other products if we are unable to sell units of Aggrastat or other products that are nearing their expiration dates, or for bad debt if other distributors do not pay outstanding receivables in full. Those or similar future events would have an adverse impact upon our operating results.

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

Satisfaction of government regulations may take several years and the time needed to satisfy them varies substantially based on the type, complexity and novelty of the pharmaceutical product. As a result, government regulation may cause us to delay the introduction of, or prevent us from marketing, our existing or potential products for a considerable period of time and impose costly procedures on our activities. We have experienced delays in the regulatory process, and there exists risk that we may not receive approval of in-licensed products currently in the regulatory process. In addition, the Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. We cannot determine what the potential government pricing constraints are likely to be for products in development in advance. Therefore, we may be required to abandon the development or commercialization of a product after significant effort and expense if we determine at any time that trends in government pricing constraints will make the commercialization of a product unprofitable.

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

Our sales are concentrated in China and we face risks relating to operating in China, including pricing and other regulations, slow payment cycles and exposure to fluctuations in the Chinese economy.  *

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. The Chinese government has imposed price restrictions on ZADAXIN, Aggrastat and various oncology products we promote. As a result of the Chinese government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. SinoPharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. Since the terms of our agreement with SinoPharm went into effect, the average impact on our sales price per unit has been insignificant. As SinoPharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected. During the third quarter of 2014, we wrote-off $1.1 million of accounts receivable that had been fully reserved and the remaining accounts receivable balance of $1.9 million related to the customer remains substantially delinquent and we are still trying to collect, for which we have a recorded a reserve of $1.9 million. Although we entered into a settlement agreement with this customer in October 2014, and the customer has a binding obligation to pay us, there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

Because of China's tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next; we are dependent upon SinoPharm as the exclusive importer of ZADAXIN.  *

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China's quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on SinoPharm to supply our ZADAXIN sales. Our receivables from SinoPharm are material, and if we were unable to collect receivables from SinoPharm or any other importer, our business and cash-flow would be adversely affected. In 2012, we also relied on another distributor to supply our ZADAXIN product. Receivables from this importer are $1.9 million as of September 30, 2014 that are more than one year past due and fully reserved, and if we were unable to collect these receivables, our business and cash-flow would be adversely affected.

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

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance. *

A majority of our product sales are denominated in US dollars and a significant portion of our sales and expenses are denominated in Chinese Yuan Renminbi (“RMB”). Fluctuation in the US dollar exchange rate with local currency directly affects the customer's cost for our product. In particular, a stronger US dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the RMB in a narrow currency trading band that may or may not fluctuate based on government policy. The Chinese government has recently announced a small widening of the trading band. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the RMB exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the US dollar and US interest rates. A trend to a stronger US dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker US dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

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

We may need to obtain additional funding to support our long-term product development and commercialization programs.  *

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We intend to continue to repurchase shares under our stock repurchase program as authorized by our Board of Directors. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve increasing sales of ZADAXIN, our goal of launching and reaching our sales goals for DC Bead in China, and for our other products including those products we acquired as a result of the NovaMed acquisition, the execution and successful completion of clinical trials in China, securing partnerships for those programs that lead to regulatory approvals in major pharmaceutical markets, and successfully continuing NovaMed’s sales and integrating NovaMed into our business. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Our cash and cash equivalents are subject to certain risks which could materially adversely affect our overall financial position. *

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

Our loans receivable are subject to certain risks which could materially adversely affect our financial position.  *

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which approximately $2.5 million had been loaned as of September 30, 2014. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

Our ability to utilize our tax attributes may be limited by an “ownership change.” *

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended September 30, 2014  (in thousands, except per share amounts):

			Total Number	Approximate
			of Shares	Dollar
			Purchased as Part	Value of Shares
	Total	Average	of Publicly	that May Yet Be
	Number	Price	Announced	Purchased
	of Shares	Paid	Plans	Under the
	Purchased	per Share	or Programs	Plans or Programs(1)
July 1, 2014 through July 31, 2014	195	$5.39	195	$15,000
August 1, 2014 through August 31, 2014	415	$6.32	415	12,361
September 1, 2014 through September 30, 2014	319	$6.98	319	10,121
Total	929		$929

 (1) “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects the $65.5 million total authorized since the program's inception in October 2011, less the $55.4 million we repurchased through September 30, 2014,  including $0.4 million of commissions paid.

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
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine-months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine-months ended September 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: November 10, 2014	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine-months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine-months ended September 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Furnished herewith.