Form 10-K
period 2014-12-31
SCICLONE PHARMACEUTICALS INC
filed 2015-03-12
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-19825

SciClone Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3116852
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

950 Tower Lane, Suite 900 Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

 (650) 358-3456

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC.
(Title of Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting stock held by non-affiliates of SciClone Pharmaceuticals, Inc. was approximately $268,337,000 as of June 30, 2014, based upon the closing price of SciClone Pharmaceuticals Inc.’s Common Stock on The NASDAQ Global Select Market on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2015, 50,056,030 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2015 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; Aggrastat® an intervention cardiology product launched in China in 2009 in-licensed from Cardiome Pharma Corp; and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products under services agreements with certain pharmaceutical partners including Baxter International, Inc. (“Baxter”) in China. We refer to these agreements as promotion agreements, service agreements and distribution contract rights agreements. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margin for us.

Our promotion agreements with Sanofi Aventis S.A. (“Sanofi”), consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. Our revenues for the years ended 2014, 2013, and 2012 with Sanofi were approximately $0.2 million, $25.0 million, and $30.8 million, respectively. Effective July 14, 2014, we entered into a settlement agreement with Sanofi related to promotion fees due to our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”), and in August 2014, NovaMed Shanghai received approximately 22 million Chinese Yuan Renminbi (“RMB”) (approximately $3.5 million) as final payment from Sanofi. For further information related to this matter refer to “Results of Operations” “Revenues.”

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as a vaccine adjuvant according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3A with over 500 beds) as well as mid-size hospitals (class 2A). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by targeting numerous smaller hospitals as well as hospitals in more rural areas. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis.

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

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. In July 2014, we renewed our product distribution agreement with Pfizer for a 5-year term, through June 2019. We continue to seek in-licensing arrangements for well-differentiated products at various stages of development that if not yet approved, have a defined regulatory approval pathway in China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues.

In December 2014, we entered into a strategic partnership for two cardiovascular products in China. The partnership includes an agreement granting SciClone a license and the exclusive rights in China to promote two products of The Medicines Company including 1) Angiomax® (bivalirudin) for Injection, an anticoagulant indicated in patients undergoing percutaneous coronary intervention (PCI) with provisional use of glycoprotein IIb/IIIa inhibitor (GPI) and in patients with, or at risk of, heparin-induced thrombocytopenia and thrombosis syndrome undergoing PCI for which a Phase 3 registration trial was completed in China and is currently under review by the China Food and Drug Administration for marketing approval, and 2) Cleviprex® (clevidipine) Injectable Emulsion, a third-generation dihydropyridine calcium channel blocker indicated for the reduction of blood pressure when oral therapy is not feasible or desirable for which a clinical trial application (CTA) for China was filed in 2013. Under the terms of the agreement, we will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products in the China market (excluding Hong Kong and Macao). We have also agreed to participate in the China registration process for both products. Financial terms of the agreement, in addition to net sales royalties payable to The Medicines Company, include the following additional payments to The Medicines Company: an upfront payment; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application

(“NDA”) was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The CFDA subsequently informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. In 2014, we loaned Zensun a total of approximately $4.75 million under two separate loan agreements pursuant to the terms of the framework agreement (refer to Note 6 to the consolidated financial statements appearing under Part II, Item 8).

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow®  for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a supplemental collaboration and license agreement. TLC was recently notified by the CFDA that ProFlow did not receive clinical trial approval and TLC is in the process of appealing the decision.

The US Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) are each conducting formal investigations of SciClone regarding a range of matters including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). In response to these matters, the Company’s Board of Directors appointed a Special Committee of independent directors (the “Special Committee”) to oversee the Company’s response to the government inquiry. The Special Committee has undertaken independent investigations as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred. The Company will continue to cooperate fully with the SEC and DOJ in the conduct of their investigations. These continuing investigations could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our officers, directors and/or employees. We cannot predict what the outcome of those investigations will be, or the timing of any resolution. However, we previously determined that a payment of at least $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, we recorded $2.0 million of operating expense in our fourth quarter 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. We have monitored developments in the investigations since that time and have not determined that any further adjustments to the estimated loss are both probable and reasonable estimable. Any actual fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially differ and could be higher than the amount of the $2.0 million estimated loss and could materially impact our financial statements. We will re-assess the potential liability each quarter and may adjust our estimates accordingly in future periods if we determine that a different amount is both probable of being incurred and is reasonably estimable. Refer to Part II, Item 8, Note 19 “Contingencies” to the consolidated financial statements and Part I, Item 3 “Legal Proceedings” in this Form 10-K for further information regarding the investigations.

BUILDING A LEADING INTERNATIONAL PHARMACEUTICAL BUSINESS

Our Established Business in China

In China, we have established product revenue and positive cash flow. We are committed to building on this base and introducing additional pharmaceutical products to meet the country’s evolving healthcare needs. China state leaders are continuing to implement a health care reform plan which, among other things, is seeking to expand patient access to pharmaceuticals. We believe the China pharmaceutical market may grow approximately 12 to 15% annually over the next several years.

We launched ZADAXIN in China in 1996 and by 2014 our annual worldwide sales of this product reached more than $126 million, 96% of which were sales to China. Today, ZADAXIN is one of the largest imported pharmaceutical products in China, measured by revenue. We estimate our market share of thymalfasin by units is approximately 14%. Over the last decade, we have established a sales and marketing organization and strong importation relationships with distribution channels that have facilitated strong growth in sales, and profitability, and substantial cash flow. Through our extensive China sales organization of approximately 540 professionals including approximately 430 sales personnel, we believe we have developed a good reputation and relationships with physicians and administrators. We serve approximately  2,000 hospitals with approximately 300 of the largest hospitals in the major cities in China contributing approximately 80% of our business. We have built a strong commercial presence in liver disease, cancer and the intensive care setting. We are expanding geographically in China to position the Company for further growth. ZADAXIN has strong brand recognition and is positioned as a high-quality, imported product. ZADAXIN is approved in China for the treatment of HBV and for use as a vaccine adjuvant. It is also included in the treatment guidelines issued by the MOH for liver cancer. In China, orders for ZADAXIN are filled largely by distributors and sub-distributors which purchase ZADAXIN from our selected, established, government-licensed importing agents.

China accounted for approximately 97% of our net revenues for each of the years ended December 31, 2014, 2013, and 2012. In 2014, Sinopharm Holding Hong Kong Co. Ltd. (“Sinopharm”) accounted for 94% of our net revenues. In 2013, Sinopharm and Sanofi accounted for 75% and 20% of our net revenues, respectively. In 2012, Sinopharm, Sanofi and Jian Wei Trading Company accounted for 59%, 20% and 12% of our net revenues, respectively. Sinopharm accounted for a larger percentage of our net revenue in 2014 and 2013 compared to 2012 as a result of our agreement granting certain exclusive importation rights to Sinopharm for ZADAXIN. No other customers accounted for more than 10% of our net revenues in those periods. As of December 31, 2014, approximately $38.9 million or 94% of our gross accounts receivable were attributable to Sinopharm.

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

Product sales of $126.1 million, $96.3 million, and $112.2 million, for the years ended December 31, 2014, 2013, and 2012, respectively, were from sales of ZADAXIN.

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

Thymalfasin for Enhancement of Response to Vaccine

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Patents

We seek regulatory approval for our products in disease areas with high unmet medical need, significant market potential and where we have a proprietary position through patents covering use, manufacturing process, or composition of matter for our products. For our lead product ZADAXIN, we are the licensee or owner of patents and patent applications relating to thymalfasin and its use for a number of diseases. In particular, we are the licensee or owner of patents and applications in the US or China that are directed to thymalfasin therapy for the treatment of hepatitis B and/or hepatitis C as a monotherapy or in combination with other therapeutics, including drugs with or without regulatory approval for marketing. In China, patent number ZL99811382.4 has been granted for ZADAXIN for Chronic Hepatitis B that expires in 2019. In addition, we are the licensee or owner of several patents and applications in the US and internationally that are directed to thymalfasin therapy for vaccine enhancement. The expiring patent terms for issued or to be issued patents are from 2025 to 2030. We are also the licensee or owner of several applications in China that are directed to thymalfasin therapy for the treatment of melanoma. The expiring patent term for these patents, if issued, is 2028. We are also the licensee or owner of patents in the US and China that are directed to thymalfasin therapy for reducing side effects of chemotherapy. The expiring patent terms for these issued patents are from 2020-2021. We have also applied for patents in the US and internationally that are directed to thymalfasin therapy for the treatment of severe sepsis and acute infection, as well as more specific patents for certain infections such as Aspergillus and severe acute respiratory syndrome (“SARS”). In addition, we have issued patents in the US and China directed to thymalfasin conjugates. We have also applied for patents in the US and internationally that are directed to thymalfasin therapy for Purulent rhinosinusitis.

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

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses consist of independent R&D costs relating to the conduct of clinical trials and costs associated with in-licensing arrangements. R&D expenses were $14.6 million, $8.0 million, and $5.1 million, for the years ended December 31, 2014, 2013, and 2012, respectively. During 2014 and 2013, R&D expenses included $11.0 million and $5.0 million, respectively, related to upfront payments made under our in-license arrangements.

EMPLOYEES

As of December 31, 2014, we had approximately 570 employees: approximately 540 in China, approximately 20 in the US, and approximately 10 in other countries. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and commercialization activities.

GOVERNMENT REGULATION

Regulation by governmental authorities in the US, China and other foreign countries is a significant factor in the manufacturing and marketing of our products, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to our products. Our products in clinical development in the US, China and other foreign countries are subject to approval by the FDA, the CFDA and similar regulatory authorities.  Manufacturing establishments are subject to inspections by regulatory authorities at the federal, state and local level and must comply with current GMP as established in various jurisdictions. In complying with GMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality assurance to ensure ongoing full technical compliance. We also conduct a separate review of products on an ongoing basis to test and maintain compliance with GMP standards.

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

China requires that products with an Imported Drug License be imported through approved importing agents. At each port of entry, prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China's quality control requirements.

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

US, Europe and Other Countries

The regulatory regime for the approval for drug distribution and marketing in the US and Europe is similar in many respects to the regulatory system in China. The steps required before a new drug may be distributed commercially generally include:

•conducting appropriate pre-clinical laboratory evaluations, including animal studies, in compliance with the FDA's Good Laboratory Practice (“GLP”) requirements, to assess the potential safety and efficacy of the product;

•submitting the results of these evaluations and tests to the FDA in an IND, and receiving approval from the FDA that the clinical studies proposed under the IND are allowed to proceed;

•conducting adequate and well-controlled clinical trials in compliance with the FDA's Good Clinical Practice (“GCP”) requirements that establish the safety and efficacy of the product candidate for the intended use, typically in the same Phase 1, Phase 2 and Phase 3 steps described above for China;

•development of manufacturing processes that conform to FDA current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;

•submitting to the FDA the results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch, in a New Drug Application (“NDA”) or Biologics License Application (“BLA”); and

•obtaining FDA approval of the NDA, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent.

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

AGREEMENTS WITH THIRD PARTIES

We hold license, promotion, distribution or marketing agreements with a number of parties for products currently marketed or under development, including an agreement with Biocompatibles UK Ltd (“Biocompatibles”) for the distribution of DC Bead® in China.  We had agreements during 2014 with several companies for the distribution of certain products in China including the following significant agreements. We have additional license agreements with other parties.

MEDA Pharma GmbH & Co. KG (“MEDA”) Agreement. We are party to an agreement with MEDA for various products under development including Tramadol. See Part I, Item 3 “Legal Proceedings” regarding the status of our agreement with MEDA from whom we license Tramadol.

Baxter Agreement.  In June 2013, our subsidiary, NovaMed Shanghai, entered into an Amended and Restated Product Promotion Agreement with Baxter Healthcare Trading (Shanghai) Co. Ltd. (“Baxter”) for the distribution of HoloxanTM, MesnaTM, and EndoxanTM in China effective January 1, 2013. Under the agreement, we market products from Baxter for sale in China, with a promotion fee specified in the agreement. To maintain our exclusive rights, we must meet certain unit volume requirements. The agreement will expire on December 31, 2017, unless renewed.

Pfizer Agreement. In July 2014, our subsidiary, NovaMed Shanghai, renewed its promotion and distribution relationship with Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) by entering into an Import and Service Agreement for the continued

distribution of several pharmaceutical products (currently MethotrexateTM, EstracytTM, and FarlutalTM) in China. Under the agreement, we must purchase product from Pfizer for sale in China at prices specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain our exclusive rights, we must meet certain unit volume requirements. The agreement will expire June 30, 2019.

Correvio LLC Agreement (acquired by Cardiome Pharma Corp. in November 2013). In December 2008, our subsidiary, NovaMed Pharmaceuticals, Inc. (“NovaMed”), entered into a licensing and distribution agreement with Correvio LLC (“Correvio”) for the distribution of Aggrastat™ in China. Under the agreement, we must purchase product from Correvio for sale in China at prices specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain our exclusive rights, we must meet certain unit volume requirements. The agreement will expire 10 years after the Import Drug License is granted.

Zensun (Shanghai) Science & Technology Co., Ltd. Agreement. In May 2013, our subsidiary, SciClone Pharmaceuticals International China Holding Ltd. (“SciClone China”), entered into an agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) granting SciClone China a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell Neucardin™, a novel, first-in-class therapeutic drug for the treatment of patients with intermediate to advanced chronic heart failure (CHF). The agreement provides for the principal terms of the arrangement between SciClone China and Zensun, and the companies have agreed to negotiate a supplemental license and supply agreement.

Taiwan Liposome Company Agreement.  In June 2013, we entered into an agreement with Taiwan Liposome Company (“TLC”) granting us a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (PAD) and other indications. The agreement provides for the principal terms of our arrangement with TLC, and in March 2014, we entered into a collaboration and license agreement.

The Medicines Company Agreement.  In December 2014, we entered into an agreement with The Medicines Company granting us a license and the exclusive rights in China to promote, market, distribute and sell two cardiovascular products:  Angiomax®, an anticoagulant indicated in certain patients undergoing percutaneous coronary intervention (PCI), and Cleviprex®, a third-generation dihydropyridine calcium channel blocker for the reduction of blood pressure.

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

Although we reported net income of $25.2 million, $11.0 million, and $9.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, we have experienced significant operating losses in the past, and as of December 31, 2014, we had an accumulated deficit of approximately $135 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	developments related to the pending SEC and DOJ investigations, our efforts to cooperate with the investigations and events related to pending litigation;
•

government regulatory action affecting our Company or our drug products or our competitors' drug products in China, the US and other foreign countries, including the effect of government initiatives in China, particularly the Chinese government’s increasing regulation of the pharmaceutical industry through anti-corruption activities and actions intended to reduce pharmaceutical prices such as the reduction in the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

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

Any acquisitions we may undertake involve a number of risks, and we may not realize all the anticipated benefits of an acquisition. We may acquire other companies or products that present similar risks.

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

Our revenue will continue to be substantially dependent on our sales of ZADAXIN in China. The Chinese government has previously imposed price restrictions on ZADAXIN, Aggrastat and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed.

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the years ended December 31, 2014, 2013, and 2012 approximately 96%, 95% and 96% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the National Development and Reform Commission (“NDRC”) and provincial agencies’ pricing reform.

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

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the National Reimbursement Drug List (“NRDL”) and pricing for ZADAXIN on the NRDL was reviewed by the authorities. As a result of the Chinese government’s review of pharmaceutical prices once a product has been included in the Reimbursement Drug List (“RDL”), the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China and as a result, the impact on our sales price per unit has been insignificant. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the NDRC price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter, were reduced by amounts ranging from 10 to 20%.

These pricing regulations, as well as regulation of the importation of pharmaceutical products, have reduced and may further reduce prices for ZADAXIN or our other products to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline.

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

Our sales and marketing strategy in China depends significantly on agreements with third parties, and potentially on entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including licensed products and products currently promoted or sold by our subsidiaries, NovaMed and NovaMed Shanghai, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products include Aggrastat, a marketed product, DC Bead, a product expected to launch commercially in the first half of 2015, and products in the regulatory review process, including products in clinical trials that are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent on entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected. In addition, if any of such agreements acquired in our NovaMed acquisition are not renewed, we could incur a decline in sales revenues.

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

If our products do not meet standards established by the Chinese Pharmacopoeia, we could lose our license to import products to China for commercial sale, which could negatively affect our revenues and operating results.

Our products are subject to standards established by the Chinese Pharmacopoeia, or ChP. The ChP is an official compendium of drugs in China and sets the standards of purity, description, test, dosage, precaution, storage and the strength for each drug in China. The ChP is revised from time to time, with the most recent revisions set forth in a 2015 edition. If our products fail to meet ChP specifications during routine customs testing as such specifications may be revised from time to time, our import drug licenses (IDLs), which allow the importation for commercial sale, may be revoked, which would result in a significant loss of revenue and materially adversely affect our business.

For example, as part of the Chinese government’s regular review of the ChP specifications, pharmacopeial monographs of thymalfasin active pharmaceutical ingredient (“API”) and ZADAXIN were selected along with many other drug monographs for updating in the 2015 edition of the ChP. As part of this update, the CFDA’s testing division developed a new and better resolving method to evaluate the level of related substances/impurities in thymalfasin and ZADAXIN. Although the specifications regarding impurities were not modified from previous editions of the ChP, because the new method resolves previously poorly resolved related substance/impurities more accurately, the levels of some impurities may, as a result, appear higher. If the percentages of single or total impurities in the API, as measured by the Chinese government using the new method during routine customs release testing for each lot intended for importation into China are above the ChP specification, the respective lot will be rejected and/or confiscated. If two lots are found to be rejected, the IDL for ZADAXIN may be revoked, which would materially affect our business.

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

Our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the CFDA. Some manufacturing changes may require: 1) approval by AIFA in Italy and/or 2) be accepted by the CFDA, the Chinese equivalent of the FDA. In addition, we must obtain an IDL from the CFDA in order to sell ZADAXIN to the licensed importers in China. ZADAXIN registration in Italy has been essential to the renewal of our IDL from the CFDA permitting the importation of ZADAXIN into China. Our ability to continue to renew our IDL from the CFDA permitting the importation of ZADAXIN into China could be adversely affected, if we were to fail to maintain ZADAXIN registration in Italy. The CFDA, AIFA and other regulatory agencies may, and have, changed their internal administrative rules in ways that may delay or complicate the regulatory approval process. Those changes are not always disclosed or known to us and we may experience unexpected delays or additional costs as a result of such changes. Our product has been distributed in Italy through BioFutura Pharma Srl (“BioFutura”), a subsidiary of Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”). In August 2012, we entered into an agreement with BioFutura to continue to distribute ZADAXIN for SciClone in Italy. However, if we are not able to continue this arrangement, we will need to establish alternative distribution operations in Italy to ensure continuing compliance with regulations in Italy and maintain our Italian licenses.

Our ZADAXIN sales and operations in China and in other parts of the world are subject to a number of risks and increasing regulations, including difficulties and delays in obtaining registrations, renewals of registrations, permits, pricing approvals and reimbursement, increasing regulation of product promotion and selling practices, unexpected changes in regulatory requirements and political instability.

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

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit or Special Committees may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency, including Chinese regulatory agencies, could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China, including adversely affecting our ability to obtain license renewals or other administrative approvals we require to conduct business in China. If we are subject to adverse findings resulting from the SEC and

DOJ investigations, or from our own independent investigation, we could be required to pay damages or penalties or have other remedies imposed on us. In the quarter ended December 31, 2013, we determined that a payment of at least $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, we recorded $2.0 million of operating expense in our fourth quarter 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. Since the fourth quarter of 2013, we have monitored the results of the ongoing investigations; developments in such investigations have not indicated any further estimated loss that is both probable and reasonably estimable. We will incur additional expenses related to remedial measures we are undertaking, and could incur fines that are more than the estimated or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management and financial resources, which could otherwise be devoted to the operation of our business.

If we fail to achieve or maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot establish effective controls and provide reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during the third quarter of 2012, our management determined that we had a material weakness in internal control over financial reporting related to the design and operation of our controls primarily associated with product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed subsidiary. Furthermore, during the fourth quarter of 2012, our management determined that we had an additional indicator of the same material weakness related to the timing of revenue recognition for our Pfizer products and the override of related controls at our NovaMed subsidiary, and the corporate monitoring thereof. During fiscal 2014, we designed and implemented procedures to address the material weakness disclosed in our Annual Report on Form 10-K for the years ended December 31, 2013 and 2012 related to the design and operating effectiveness of certain corporate monitoring controls. Management designed and implemented corporate monitoring controls and other controls that provided increased oversight over our China operations, and has remediated the material weakness as of December 31, 2014. We continuously work on improvements to our internal controls and there can be no assurance that these or other material weaknesses will not occur in the future, or otherwise cause us to inaccurately report our financial statements. For example, the restatement of our financial statements for each of our first, second, and third quarters of 2012, and our financial statements for each of the second and third quarters of 2011 and the year ended December 31, 2011, were in part caused by the material weakness related to the design and operation of our controls disclosed as of December 31, 2012 discussed above. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

Our company policies prohibit our employees from making improper payments to hospitals or otherwise engaging in improper activities to influence the procurement decisions of hospitals, and we take remedial actions, including termination, when employees do not adhere to our policies. However, we may not be able to effectively ensure that every employee complies at all times with our policies. The compensation of our sales and marketing personnel is partially linked to their sales performance. Although we have made numerous changes to ensure compliance with our policies and to attempt to avoid any violation of law, we cannot assure you that employees will not violate the anticorruption laws of China, the United States and other countries. Such violations, or allegations of such violations, could have a material adverse effect on our reputation, business, prospects and brand.

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

We do not control, and therefore have limited ability to manage, the activities of third-parties who assist us in marketing and distributing our products. Our distributors or other third parties with whom we do business could take actions which violate the anti-corruption laws of China, the United States or other countries. Failure to adequately manage our employees, and third parties and, or their non-compliance with employment, distribution or marketing agreements, could harm our corporate image among hospitals and end users of our products and disrupt our sales, resulting in a failure to meet our sales goals. Furthermore, we could be liable for actions taken by our employees, distributors or third-party marketing or third-party firms, including any violations of applicable law in connection with the marketing or sale of our products, including China’s anticorruption laws and the FCPA of the United States. In particular, if our employees, distributors or third-party marketing firms make any payments that are forbidden under China’s anticorruption laws or the FCPA, we could be subject to civil and criminal penalties imposed by the Chinese or US government.

Recently, the Chinese government has increased its anti-corruption measures. In the pharmaceutical industry, corrupt practices include, among others, acceptance of kickbacks, bribes or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical manufacturers and distributors in connection with the prescription of certain pharmaceuticals. Our employees, affiliates, distributors or third-party marketing firms may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products or other activities involving our products. If our employees, affiliates, distributors or third-party marketing firms violate these laws, or are alleged to have violated these laws, we could be required to pay damages or fines, be subject to administrative actions or suffer additional consequences which could materially and adversely affect our ability to conduct business in China and our financial condition. In addition, Chinese laws regarding what types of payments to promote or sell our products are impermissible are not always clear, and local regulatory authorities enforcing these laws are not always consistent. As a result, we, our employees, affiliates, our distributors or third-party marketing firms could make certain payments in connection with the promotion or sale of our products or other activities involving our products which at the time are considered by us or them to be legal but are later deemed impermissible by the Chinese government, or we may be asked to make payments by local government authorities that may not be permissible under China’s anticorruption laws or the FCPA. Furthermore, our brand and reputation, our sales activities or the price of our common stock could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees, affiliates, distributors or third-party marketing firms.

The audit report of our incumbent auditor included in this Annual Report on Form 10-K was prepared by an audit firm which is not inspected by the Public Company Accounting Oversight Board (“PCAOB”), and, although they may be subject to other inspections, you do not have the benefits of PCAOB inspections.

Our incumbent independent auditors’ system of quality control and their individual audits are subject to review, inspection, or other outside assurance from time to time by members firms in the network of firms to which they belong, by peer accounting firms, or by regulatory or industry bodies in China (such as China’s securities regulator or the Chinese body representing certified public accountants). However, these various bodies or parties are distinct from the PCAOB, and their efforts may not be concentrated on audits of SEC registrants. Their reviews or inspections may be substantially different, or not comparable to, an inspection by the PCAOB. Auditors of companies that are registered with the SEC and traded publicly in the US, including our independent registered public accounting firm, must be registered with the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Because our auditors are located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in

China, including our auditors. As a result, investors in our equity securities may be deprived of the benefits of PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures or quality control procedures as compared to other public company auditors outside of China that are subject to PCAOB inspections. As a result, investors in our stock may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Proceedings instituted by the SEC against certain PRC-based accounting firms, including our independent registered public accounting firm, could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended.

In December 2012, the SEC brought administrative proceedings against five accounting firms, including our independent registered public accounting firm, in China, alleging that they had refused to produce audit work papers and other documents related to certain other China-based related companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms, including our registered public accounting firm, appealed to the SEC against this sanction decision. In February 2015, the four PRC-based accounting firms agreed to a censure and to pay $500,000 each to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S.- listed companies. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission. If the firms don’t follow the procedures, the SEC could impose penalties such as suspensions, or it could restart the current enforcement case administrative proceedings.

In the event that the SEC restarts the enforcement administrative proceedings procedures, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding China-based, United States-listed companies and the market price of our stock may be adversely affected.

If our independent registered public accounting firm were denied the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act of 1934. Such a determination could ultimately lead to the delisting of our shares from the Nasdaq Global Market or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of our stock in the United States.

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

From time to time we have terminated the employment of certain employees for performance-related reasons, including, in particular, our policies intended to prevent corruption. Employees who are terminated may seek more favorable terms of separation by threatening to damage our reputation in the marketplace. Further, they may seek to retaliate against us by making so-called “whistleblower” claims under the provisions enacted by the Dodd-Frank Act that may entitle persons who report alleged wrong-doing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry, and dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims. Any investigations of whistleblower claims may impose additional expense on us, may require the attention of senior management and members of the Board of Directors and may result in fines, adverse administrative sanctions or rulings and/or reputational damage whether or not we are deemed to have violated any regulations. Furthermore, terminated employees may also seek to retaliate against us by making claims against us to other regulatory agencies, including local regulatory authorities. Inquiries by local regulatory agencies about such claims, even if frivolous and non-meritorious, could also generate significant expenses and take up significant management and Board of Directors’ time.

We may incur unexpected charges relating to our operations.

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, we recorded $2.4 million to bad debt expense for the year ended December 31, 2013 related to one customer whose accounts receivable were significantly past due and for which collectability was uncertain at that time, although we subsequently collected $1.5 million of these receivables in fiscal 2014. In addition, we recorded a charge of $1.6 million for potential inventory obsolescence related to Aggrastat during the year ended December 31, 2014. In addition, we could also experience additional charges for potential inventory obsolescence related to Aggrastat or other products if we are unable to sell units of Aggrastat or other products that are nearing their expiration dates, or for bad debt if other distributors do not pay outstanding receivables in full. Those or similar future events would have an adverse impact upon our operating results.

We are at risk of additional securities class action and derivative lawsuits.

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. After our announcement regarding SEC and DOJ investigations in 2010, we and certain of our officers and directors were named as parties in purported stockholder class actions and derivative lawsuits. Those class action lawsuits were dismissed and we have settled those derivative lawsuits. Our stock price declined following the announcement of a restatement of our financial statements for fiscal 2011 and the first three quarters of fiscal 2012, and that our predecessor independent auditing firm had elected not to stand for reappointment for the 2013 fiscal year. Soon after that announcement, we and certain of our officers and directors were named as parties in a purported derivative lawsuit relating to the restatement, which was subsequently dismissed in its entirety. We may experience stock price volatility in the future, either related to announcements regarding the SEC and DOJ investigations, our own investigations related thereto, or other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. We may be named in additional litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such litigation could result in additional substantial costs and a diversion of management's and the Board of Directors’ attention and resources, which could harm our business.

We may not be able to successfully develop or commercialize our products.

We have numerous products under development in China, some of which were acquired in the NovaMed acquisition and others which were in-licensed by us. In recent years, we have in-licensed several additional product candidates for each of which our future development expenses and milestone payments could be material.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant political, economic or regulatory changes occur, our results could be adversely affected. During the third quarter of 2014, we wrote-off $1.1 million of $3.5 million in fully reserved accounts receivable related to one customer. For that customer, we received $1.5 million in payments on fully reserved accounts receivable in 2014, and the remaining fully reserved accounts receivable balance of $0.9 million as of December 31, 2014 is substantially delinquent. Although we entered into a settlement agreement with this customer in October 2014, and the customer has a binding obligation to pay us the remaining $0.9 million, there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

With respect to China, our financial performance may be affected by changes in China’s political, social, regulatory and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting foreign companies, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business in China. Any imposition of surcharges or any increase in Chinese tax rates could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons or in the event our employees, affiliates, distributors or third-party marketing firms violate Chinese anticorruption laws, or are alleged to have violated these laws, without compensation to us. If the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to market our products in China.

Because of China's tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next; we are dependent upon Sinopharm as the exclusive importer of ZADAXIN.

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China's quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on Sinopharm to supply our ZADAXIN sales. Our receivables from Sinopharm are material, and if we were unable to collect receivables from Sinopharm or any other importer, our business and cash-flow would be adversely affected. In 2012, we also relied on another distributor to supply our ZADAXIN product. Receivables from this importer are $0.9 million as of December 31, 2014 that are more than one year past due and fully reserved, and if we were unable to collect these receivables, our business and cash-flow would be adversely affected.

Generally, our importers are not obligated to place purchase orders for our product, and if they determined for any reason not to place purchase orders, we would need to seek alternative licensed importers, which could cause fluctuations in our revenue. As a result of our agreement granting certain exclusive importation rights to Sinopharm for ZADAXIN, we are dependent upon Sinopharm’s performance of its obligations under that agreement. We have a long-standing and, we believe excellent, relationship with Sinopharm; however, if Sinopharm were unable to adequately perform its obligations under, or breached, the agreement our business would be adversely affected.

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

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved API suppliers. If we experience a problem with the manufacturer or our suppliers, our sales may suffer. We have each experienced difficulties with obtaining product from manufacturers in the past. During 2012, we experienced limitations on supply of several products we were promoting (each of which we no longer market) and the growth in the sales of those products was affected. During 2011, we experienced manufacturing delays related to repairs for general, non-production-related facilities equipment at one of our API suppliers. During 2010, we experienced difficulties validating upgrades to equipment with one of our API manufacturers. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of our products in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced. In addition, each of the products that are marketed through our NovaMed subsidiary is manufactured by, or obtained from, a single source.

China has mandated a unique serialization barcode for the smallest unit carton of each pharmaceutical product intended for importation and commercial sale in China. We are required to have the serialization for ZADAXIN in effect by the end of 2015. Implementation of the new unique barcode on each unit carton involves a long lead time, including physical hardware and software changes to the only approved existing packaging line at our sole finished product packaging contract manufacturing site. There are technical and regulatory risks associated with the packaging line changes that may be beyond our control. If the packaging line changes and/or validation are delayed or if the packaging line change regulatory submission to the Italian regulatory authorities is not approved in a timely manner, the commercial supply of ZADAXIN could be limited or stopped completely until barcode serialization is successfully implemented at the contract manufacturer and subsequently approved by regulatory authorities in Italy, which could materially adversely affect our sales and operating results.

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

The former Chief Executive Officer and the former Chief Operating Officer of our China operations resigned in the fourth quarter of 2012 and we have also had departures in our senior sales personnel. We may experience other departures. In addition, we have terminated personnel for violations of our policies and procedures as well as for lack of performance. Our future success will depend in part on our retaining key personnel and on recruiting additional senior sales and other personnel in China. We are continuously recruiting executives and other level personnel to address departures and to expand and strengthen our China operations and hired a new Chief Executive Officer of SciClone’s China operations, who began on April 1, 2013 and a new General Counsel and Vice President of Compliance, who began in China on February 9, 2014.

Conversely, if we need to reduce the size of a particular aspect of our business, including if we have contracts that are not renewed or renegotiated for products we market or promote, we are also dependent on our ability to make such adjustments while retaining suitably skilled personnel. For example, we reduced the size of our sales force as a result of the expiration of our agreement with Sanofi. In addition, we have taken corrective measures based on the findings of our Special Committee relating to its investigation of matters relating to the FCPA and have taken, and expect to continue to take, corrective measures relating to managements’ evaluation of internal control over financial reporting which could have adverse effects on our business, including the loss of personnel, and changes in marketing, sales and educational practices or programs. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our sales, development and other operations, and in particular senior executives, our financial results and operations would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

We may need to obtain additional funding to support our long-term product development and commercialization programs.

We believe our existing cash and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We intend to continue to repurchase shares under our stock repurchase program as authorized by our Board of Directors. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve increasing sales of ZADAXIN, our goal of launching and reaching our sales goals for DC Bead in China, and for our other products including those products we acquired as a result of the NovaMed acquisition and the execution and successful completion of clinical trials in China. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

While we do not have any plans to issue common stock other than with respect to equity compensation, future issuances of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock or sell equity in a subsidiary, the percentage ownership of our present stockholders of the respective entities will be reduced and the price of our common stock may fall.

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

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which approximately $4.75 million had been loaned as of December 31, 2014. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

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

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information, certain information regarding our business partners, and personally identifiable information of our employees, in our computer networks. The secure maintenance and transmission of this information is critical to our operations and reputation. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Although we have not been adversely affected in any significant manner, we have experienced problems with information security in the past which we believe is primarily due to breaches of security by current or former employees gaining access to restricted information. Any such breach could compromise our computer networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Although we have purchased cyber liability insurance, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, and damage our reputation, any of which could adversely affect our business and competitive position.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We currently lease approximately 11,900 square feet of office space for our corporate headquarters in Foster City, California, approximately 40,500 square feet of office space in China, primarily in Beijing and Shanghai, and lease approximately 2,000 square feet of combined office space in Hong Kong and Vietnam. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3.Legal Proceedings

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

In the Company’s Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, the Company disclosed, among other things, a non-cash impairment loss to fully write down the value of intangible assets recorded as part of the NovaMed Pharmaceuticals, Inc.  (“NovaMed”) acquisition; a remeasurement of the valuation of the contingent consideration recorded as part of the NovaMed acquisition; a significant increase in ZADAXIN channel inventory levels; and internal control issues primarily within the NovaMed organization, and the corporate monitoring thereof, that was concluded to represent a material weakness in internal control over financial reporting. Following our disclosure of these items, the Company received a subpoena from the SEC requesting documents related to these and various other matters regarding the NovaMed acquisition and the Company’s operations in China. After review of the subpoena, and in order to respond to inquiries from the DOJ and SEC and to determine if any wrong-doing occurred, the Audit Committee determined to undertake an independent investigation as to additional matters, including but not limited to our acquisition of NovaMed and FCPA matters, including certain sales and marketing expenses.

We are unable to predict what consequences any investigation by any regulatory agency or by our Audit Committee may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses, has diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future, will result in similar substantial expenses, management diversion and harm to our business. If we fail to comply with regulations or to carry out controls in our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations or remedial actions we have taken or may take, if any, as a result of such investigations, may adversely affect our business in China. In the quarter ended December 31, 2013, we determined that a payment of at least $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, we recorded $2.0 million of operating expense in our fourth quarter 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. Since the fourth quarter of 2013, we have monitored the results of the ongoing investigations; developments in such investigations have not indicated any further estimated loss that is both probable and reasonably estimable. If we are subject to adverse findings resulting from the SEC and DOJ investigations, or from our own independent investigations, we could be required to pay higher or lower damages or penalties or have other remedies imposed upon us. In addition, we will incur additional expenses related to remedial measures we are undertaking, and could incur fines or other penalties. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant time from management and the Board of Directors, as well as significant financial resources which could otherwise be devoted to the operation of our business.

NovaMed was a party to a Distribution and Supply Agreement with MEDA originally entered into in early 2007. Following our acquisition of NovaMed on April 18, 2011, NovaMed continued to perform this agreement; however, MEDA claimed it had a right to terminate the agreement under a change of control provision. A dispute arose over MEDA’s right to terminate the agreement and NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 3, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any products’ rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA since the entry into the Distribution and Supply Agreement and up to the date of the Award. On April 30, 2014, NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC and no hearing has taken place yet. The amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al, Case No. CIV520331. The lawsuit alleges, based on the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012 resulting from the timing of revenue recognition for certain products sold by the Company’s subsidiary, NovaMed, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company and other defendants filed motions to dismiss the complaint. The court granted the motions to dismiss but allowed plaintiff to amend the complaint. An amended complaint was filed on September 19, 2014. On October 24, 2014, the defendants filed motions to dismiss the amended complaint. On December 5, 2014, the court dismissed the lawsuit in its entirety. Plaintiff did not file an appeal and the matter is finally resolved.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Price Range
	Common Stock
	High	Low
2014
4th quarter	$9.14	$6.59
3rd quarter	7.40	4.68
2nd quarter	5.39	4.24
1st quarter	5.34	4.25
2013
4th quarter	$5.35	$4.34
3rd quarter	6.30	4.95
2nd quarter	5.13	4.29
1st quarter	5.39	4.34

Stockholders

As of March 4, 2015, there were approximately 230 holders of record of our common stock and 50,056,030 shares of common stock issued and outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2014, 2013, and 2012 and do not currently have plans to pay any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common stock repurchases by the Company for the fourth quarter of fiscal 2014 were as follows (in thousands, except average price paid per share):

			Total Number	Approximate
			of Shares	Dollar
			Purchased as Part	Value of Shares
	Total	Average	of Publicly	that May Yet Be
	Number	Price	Announced	Purchased
	of Shares	Paid	Plans	Under the
	Purchased	per Share	or Programs	Plans or Programs(1)
October 1 to October 31	162	$6.92	162	$8,993
November 1 to November 30	550	$8.66	550	$4,206
December 1 to December 31	459	$8.58	459	$251
	1,171	$8.39	1,171

(1) “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects the $65.5 million total authorized since the program's inception in October 2011, less the $65.2 million we repurchased through December 31, 2014 (which includes $0.4 million of commissions paid). Subsequent to December 31, 2014, our Board of Directors authorized an additional $15 million bringing the total authorized since the program’s inception to $80.5 million. The stock repurchase program will expire December 31, 2015.

Performance Graph

The following line graph compares the annual percentage change in (i) the cumulative total stockholder return on the Company’s Common Stock since December 31, 2009, with (ii) the cumulative total return on (a) The NASDAQ Composite Index and (b) the NASDAQ Biotechnology Index. The comparison assumes (i) an investment of $100 on December 31, 2009 in each of the foregoing indices and (ii) reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 6.Selected Financial Data

This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2014 and 2013 and the selected statement of operations data for each year ended December 31, 2014, 2013, and 2012 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data as of December 31, 2012, 2011, and 2010 and the selected statement of operations data for each year ended December 31, 2011 and 2010 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,

	(in thousands, except per share data)
	2014	2013	2012(1)	2011(2)	2010
Statement of Operations data:
Total net revenues	$134,790	$127,058	$156,269	$132,565	$85,112
Net income	$25,208	$10,964	$9,620	$28,122	$21,081
Basic net income per share	$0.49	$0.20	$0.17	$0.51	$0.44
Diluted net income per share	$0.48	$0.20	$0.16	$0.49	$0.43
Shares used in computing:
Basic net income per share	51,277	53,587	56,637	55,110	47,624
Diluted net income per share	52,684	54,936	58,483	57,387	49,414

	As of December 31,

	(in thousands)
	2014	2013	2012(1)	2011(2)	2010
Balance Sheet data:
Cash and cash equivalents	$86,228	$85,803	$84,228	$66,654	$56,142
Restricted cash and short-term investments	75	75	2,759	364	—
Accounts receivable, net of allowance	40,268	39,771	38,109	38,465	30,671
Inventories	10,703	15,238	10,424	11,141	7,078
Deferred tax assets	326	6	369	1,788	—
Total current assets	140,197	143,417	137,329	119,694	95,948
Intangible assets, net	—	—	—	45,185	—
Goodwill	34,521	35,357	34,313	33,868	—
Total assets	181,831	179,859	174,071	200,844	97,807
Borrowings	—	1,651	1,445	2,500	2,500
Contingent consideration	—	—	—	15,400	—
Deferred revenue	596	2,915	—	—	—
Deferred tax liabilities	—	—	153	8,407	—
Other long-term liabilities	114	44	237	469	990
Total stockholders’ equity	155,274	146,595	143,022	150,119	82,188

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

(2)

On April 18, 2011, we acquired NovaMed Pharmaceuticals, Inc. ("NovaMed") for approximately $24.6 million in cash and 8,298,110 shares of SciClone common stock and a contingent right to receive additional cash consideration (“the contingent consideration”) of up to $43.0 million based upon achievement of revenue and earnings targets for the 2011 and 2012 fiscal years. Commencing April 18, 2011, the Company’s financial statements include the assets, liabilities, and operating results of NovaMed.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; Aggrastat® an intervention cardiology product launched in China in 2009 in-licensed from Cardiome Pharma Corp; and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products under services agreements with certain pharmaceutical partners including Baxter International, Inc. (“Baxter”) in China. We refer to these agreements as promotion agreements, service agreements and distribution contract rights agreements. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margin for us.

Our promotion agreements with Sanofi Aventis S.A. (“Sanofi”), consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. Our revenues for the years ended 2014, 2013, and 2012 with Sanofi were approximately $0.2 million, $25.0 million, and $30.8 million, respectively. Effective July 14, 2014, we entered into a settlement agreement with Sanofi related to promotion fees due to our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”), and in August 2014, NovaMed Shanghai received approximately 22 million Chinese Yuan Renminbi (“RMB”) (approximately $3.5 million) as final payment from Sanofi. For further information related to this matter refer to “Results of Operations” “Revenues.”

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as a vaccine adjuvant according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3A with over 500 beds) as well as mid-size hospitals (class 2A). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by targeting numerous smaller hospitals as well as hospitals in more rural areas. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis.

In August 2014, we, along with our partner BTG plc (“BTG”), announced that the China Food and Drug Administration has approved the registration of DC Bead® for the embolization of malignant hypervascularized tumors. DC Bead may be used to treat liver cancer, a large and growing indication in China, and we believe our oncology sales team and academic marketing liaisons have established high quality relationships with medical professionals and institutions that specialize in cancer treatment, which we believe will be a valuable asset as we prepare for commercial launch of DC Bead, anticipated in the first half of 2015. BTG and SciClone previously entered into an agreement granting SciClone exclusive licensing and distribution rights to DC Bead in China. Under the agreement, we will purchase product from BTG at a specified price for sale in China.

We are also pursuing the registration of several other therapeutic products in China. These include: Loramyc®, a mucoadhesive tablet formulation of miconazole lauriad to treat oropharyngeal candidiasis; and RapidFilm®, an oral film formulation of ondansetron to treat nausea induced by chemotherapy.

In June 2013, we renewed our promotion agreement with Baxter for a 5-year term, through December 2017. In July 2014, we renewed our product distribution agreement with Pfizer for a 5-year term, through June 2019. We are pursuing additional agreements to generate additional revenue. We continue to seek in-licensing arrangements for well-differentiated products at various stages of development that, if not yet approved, have a defined regulatory approval pathway in China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues.

In December 2014, we entered into a strategic partnership for two cardiovascular products in China. The partnership includes an agreement granting us a license and the exclusive rights in China to promote two products of The Medicines Company including 1) Angiomax® (bivalirudin) for Injection, an anticoagulant indicated in patients undergoing percutaneous coronary intervention (PCI) with provisional use of glycoprotein IIb/IIIa inhibitor (GPI) and in patients with, or at risk of, heparin-induced thrombocytopenia and thrombosis syndrome undergoing PCI for which a Phase 3 registration trial was completed in China and is currently under review by the China Food and Drug Administration for marketing approval, and 2) Cleviprex® (clevidipine) Injectable Emulsion, a third-generation dihydropyridine calcium channel blocker indicated for the reduction of blood pressure when oral therapy is not feasible or desirable for which a clinical trial application (CTA) for China was filed in 2013. Under the terms of the agreement, we will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products in the China market (excluding Hong Kong and Macao). We have also agreed to participate in the China registration process for both products. Financial terms of the agreement, in addition to net sales royalties payable to The Medicines Company, include the following additional payments to The Medicines Company: an upfront payment; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The CFDA subsequently informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. In 2014, we loaned Zensun a total of approximately $4.75 million under two separate loan agreements pursuant to the terms of the framework agreement (refer to Note 6 to the consolidated financial statements appearing under Part II, Item 8).

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow®  for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a supplemental collaboration and license agreement. TLC was recently notified by the CFDA that ProFlow did not receive clinical trial approval and TLC is in the process of appealing the decision.

We believe our cash and investments as of December 31, 2014 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the year over year changes in our product sales and promotion services revenues (in thousands):

	Years Ended December 31,

	2014	Change	2013	Change	2012
Product Sales, net	$131,973	33%	$99,414	-19%	$123,171
Promotion Services	2,817	-90%	27,644	-16%	33,098
Total Net Revenues	$134,790	6%	$127,058	-19%	$156,269

Product sales were $132.0 million, $99.4 million, and $123.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increase of $32.6 million, or 33%, for the year ended December 31, 2014 compared to 2013, was primarily attributable to an increase in ZADAXIN unit sales and stronger demand for certain oncology products. ZADAXIN sales were $126.1 million for the year ended December 31, 2014, compared to $96.3 million for the prior year, an increase of $29.8 million or 31%, which mainly related to an increase in volume sold, and to a lesser extent related to an increase in selling price. We believe our ZADAXIN product revenues in the first half of fiscal 2013 were adversely affected by the increase in channel inventory we experienced in the third quarter of 2012. We believe channel inventory for ZADAXIN has returned to normalized levels, and we anticipate that ZADAXIN revenues in 2015 will be higher than 2014.

We deferred approximately $0.6 million in revenue during the third and fourth quarters of 2014 related to Aggrastat product delivered during the year ended December 31, 2014 that may be returned because at the time of shipping the product was within six months of its expiration date.

The decrease of $23.8 million in product sales, or 19%, for the year ended December 31, 2013 compared to 2012, was primarily attributable to a decrease in ZADAXIN unit sales and weaker demand for certain oncology and Aggrastat products.

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For our proprietary product ZADAXIN, we manufacture our product using our US and European contract manufacturers, and we generate our product sales revenue through sales of ZADAXIN product to Sinopharm Holding Hong Kong Co. Limited. (“Sinopharm”). Sinopharm through its affiliate acts as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. Our ZADAXIN sales occur when Sinopharm purchases product from us without any right of return except for damaged product or quality control issues. Passage of title and risk of loss are transferred to Sinopharm at the time of shipment. After the sale, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier local or regional distributors who, in turn, sell products to hospitals and pharmacies.

Promotion services revenue was $2.8 million, $27.6 million, and $33.1 million and for the years ended December 31, 2014, 2013, and 2012, respectively, and related to products promoted under agreements with Baxter and Sanofi. Promotion services revenue decreased $24.8 million or 90% for the year ended December 31, 2014, compared to 2013, related to the expiration of our promotional agreements with Sanofi as of December 31, 2013. Promotion services revenue decreased $5.5 million or 16% for the year ended December 31, 2013, compared to 2012, related to the non-renewal of our promotional agreements with Sanofi and the wind down of our services with them.

Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. NovaMed Shanghai and Sanofi negotiated a settlement of certain amounts in dispute, effective as of July 14, 2014, and NovaMed received approximately 22 million RMB (approximately $3.5 million) in August 2014 as final payment from Sanofi. The terms of the settlement resulted in the recognition of promotion services revenue, for the second quarter of 2014, of approximately $0.2 million of Sanofi revenue that had been deferred in the fourth quarter of 2013. The remaining approximately $2.6 million of deferred revenue that had been deferred in the fourth quarter of 2013 was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income for the second quarter of 2014 or for the year ended December 31, 2014. Our revenues for the years ended December 31, 2014, 2013, and 2012 with Sanofi were approximately $0.2 million, $25.0 million, and $30.8 million, respectively.

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

All of our promotion services revenue and a majority of our product revenues related to our China segment. Total China revenues were $130.3 million, $122.6 million, and $152.2 million, or 97% of sales for the years ended December 31, 2014, 2013, and 2012. Rest of the World segment revenues were $4.5 million, $4.4 million, and $4.0 million, or 3%, for each of  the years ended December 31, 2014, 2013 and 2012, and related to sales of ZADAXIN product.

For the year ended December 31, 2014, sales to one customer in China accounted for approximately 94% of our revenues. For the year ended December 31, 2013, sales to two customers in China accounted for approximately 75% and 20% of our revenues (prior to the expiration of our promotion agreements with Sanofi). For the year ended December 31, 2012, sales to three customers in China accounted for approximately 59%, 20% and 12% of our revenues. Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the year over year changes in our cost of product sales (in thousands):

	Years Ended December 31,

	2014	Change	2013	Change	2012
Cost of Product Sales	$23,002	30%	$17,668	-20%	$21,996

Cost of product sales was $23.0 million for the year ended December 31, 2014, compared to $17.7 million and $22.0 million for the years ended December 31, 2013 and 2012, respectively, for an increase of $5.3 million or 30% and a decrease of $4.3 million or 20%, respectively.

The increase of $5.3 million, or 30%, for the year ended December 31, 2014, compared to 2013, was attributable to a $2.0 million increase in ZADAXIN cost of product sales related primarily to an increase in ZADAXIN unit sales and a $3.3 million increase in Aggrastat and oncology cost of sales as a result of higher sales volume of Aggrastat and certain oncology products.  Cost of sales for Aggrastat product also increased for the year ended December 31, 2014 related to a provision of $1.6 million for excess Aggrastat inventory expected to expire and $0.2 million associated with Aggrastat inventory shipped within six months of expiration.

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

ZADAXIN cost of sales were $17.5 million for the year ended December 31, 2014, compared to $15.5 million and $16.2 million for the years ended December 31, 2013 and 2012, respectively. Gross margin for ZADAXIN was 86.1% for the year ended December 31, 2014, compared to 83.9% and 85.7% for the years ended December 31, 2013 and 2012, respectively. The increase in gross margin for ZADAXIN for the year ended December 31, 2014, compared to the year ended December 31, 2013, was due primarily to higher production volume lowering per unit overhead costs and manufacturing efficiencies. The decrease in gross margin for ZADAXIN for the year ended December 31, 2013, compared to the year ended December 31, 2012, was due primarily to costs incurred related to planned manufacturing process improvements for ZADAXIN, costs incurred for product warehousing fees related to the renewal of our ZADAXIN China import license, higher overhead costs related to lower production volume, and to a reduction in the list price of ZADAXIN since October 2012.

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

Overall, we expect our gross margin percentages in 2015 to remain comparable to 2014, although they may fluctuate from quarter to quarter.

Sales and Marketing:

The following table summarizes the year over year changes in our sales and marketing expenses (in thousands):

	Years Ended December 31,

	2014	Change	2013	Change	2012
Sales and Marketing	$48,477	-12%	$55,240	-21%	$70,327

Sales and marketing expenses were $48.5 million, $55.2 million, and $70.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, for a decrease of $6.8 million or 12% for the year ended December 31, 2014 compared to 2013, and a decrease of $15.1 million or 21%, for the year ended December 31, 2013 compared to 2012. Sales and marketing expenses have decreased for the years ended December 31, 2014 and 2013 related to the expiration of the Sanofi distribution agreements and the reduction in costs associated with marketing the products under the Sanofi agreements. As a result of our restructuring in the fourth quarter of 2013 in connection with the expiration of our Sanofi distribution agreements and other expense-saving measures, we have reduced our sales force by over 300 salespersons since 2012. The reductions in sales and marketing expenses for the years ended December 31, 2014, compared to 2013 and 2012, were partially offset by increases in our sales and marketing efforts for ZADAXIN in 2014.

We anticipate total sales and marketing expenses for the year ending December 31, 2015 to be higher than those incurred for the year ended December 31, 2014 related to growth in our sales and marketing efforts for ZADAXIN.

Research and Development (“R&D”):

The following table summarizes the year over year changes in our R&D expenses (in thousands):

	Years Ended December 31,

	2014	Change	2013	Change	2012
Research and Development	$14,581	81%	$8,044	56%	$5,145

Research and development (“R&D”) expenses were $14.6 million, $8.0 million, and $5.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014 and 2013, we recorded $11.0 million and $5.0 million, respectively, in research and development expenses related to upfront costs under our in-license arrangements. In addition during the years ended December 31, 2014 and 2013, R&D expenses included costs incurred related to preparation for a potential sepsis clinical study for ZADAXIN we were contemplating. This increase in R&D for the year ended December 31, 2013, compared to 2012, was partially offset by decreases to R&D expenses for the year ended December 31, 2013 related to the announcement in

March 2012 of the discontinuation of our SCV-07 phase 2b clinical trial for the delay to onset of severe oral mucositis based on the results of the pre-planned interim analysis that indicated that the trial would not meet the pre-specified efficacy endpoints.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We anticipate our research and development expenses to increase in 2015 compared to 2014 related to potential license fee payments, milestone payments expected to occur under license arrangements, and related to research and development activities in China.

General and Administrative:

The following table summarizes the year over year changes in our general and administrative expenses (in thousands):

	Years Ended December 31,

	2014	Change	2013	Change	2012
General and Administrative	$22,746	-30%	$32,496	52%	$21,344

General and administrative expenses were $22.7 million, $32.5 million, and $21.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. General and administrative expenses for the year ended December 31, 2014 decreased by $9.8 million, or 30%, compared to the year ended December 31, 2013, mainly related to a decrease in legal fees associated with the ongoing government investigation, MEDA Pharma GmbH & Co KG (“MEDA”) arbitration and other corporate matters. During the year ended December 31, 2014, general and administrative expenses also reflected credits to bad debt expense for $1.5 million in recovery of previously fully reserved substantially delinquent accounts receivable balances from a particular customer that had been fully reserved prior to 2014.

General and administrative expenses for the year ended December 31, 2013 increased by $11.2 million, or 52%, compared to the year ended December 31, 2012. During the year ended December 31, 2013, we recorded an additional $2.4 million in bad debt expense related to significantly past due accounts receivable from the customer noted above in order to fully reserve such receivables. The increase in bad debt expense was determined as a result of continual negotiations that indicated the accounts receivable balance may not be recoverable. Additional increases in general and administrative expenses for the year ended December 31, 2013, included higher professional expenses of approximately $5.3 million related to legal matters associated with the ongoing government investigation and our ongoing improvements to our FCPA compliance efforts, and approximately $1.1 million mainly related to accounting matters associated with the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2012 and 2011 and matters involving consultation with the Securities and Exchange Commission related to one aspect of our accounting for one of our contracts, as well as higher general and administrative personnel-related costs and higher legal costs related to other general corporate matters.

We expect our general and administrative expenses in 2015 to increase compared to 2014 related to growth in our business. Our ongoing investigations with the SEC and DOJ are unpredictable and may result in higher legal costs or fines or penalties and could affect our expenses or the timing thereof. We do not expect to incur any significant acquisition-related costs in 2015, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future. See Part I, Item 3 “Legal Proceedings”.

Restructuring Charges:

We had no restructuring expenses for the year ended December 31, 2014. For the year ended December 31, 2013, we recorded $1.2 million to restructuring charges to reflect planned reductions in our China segment related to our sales force and the one-time termination benefits for approximately 175 employees as a result of the non-renewal of the Sanofi promotion agreement as of December 31, 2013. The amounts provided were paid in 2014. For the year ended December 31, 2012, we recorded $1.1 million in restructuring charges related to the Rest of the World segment to reflect reductions in our staffing following the discontinuation of the Company’s SCV-07 phase 2b clinical trial.

Estimated SEC/DOJ Investigation Loss:

As of December 31, 2013, we had determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies was probable. Accordingly, we recorded $2.0 million of operating expense during the quarter ended December 31, 2013 to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. Since that time, we have monitored developments in the investigations for which facts and circumstances have not yet indicated any further loss that is both probable and reasonably estimable. We could be required to pay higher or lower fines or other penalties, but we cannot predict what the outcome of those investigations will be, or the timing of any resolution.

Amortization and Impairment of Acquired Intangible Assets:

For the year ended December 31, 2012, we recognized $2.6 million in amortization of acquired intangible assets. Amortization of acquired intangible assets reflects the amortization of services and distribution contract intangible assets acquired as part of the NovaMed acquisition on April 18, 2011.

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

Change in Fair Value of Contingent Consideration:

As part of the acquisition of NovaMed, we would have been required to pay up to an additional $43.0 million in earn-out payments on the successful achievement of revenue and earnings targets for the 2012 and 2011 fiscal years (the “earn-out” or “contingent consideration”). We initially recorded $18.9 million as the estimated fair value of the contingent consideration. The fair value of the contingent consideration was remeasured each quarter, and changes to the fair value were recorded to contingent consideration expense or gain. As of December 31, 2012, the fair value of the earn-out was determined to be $0, resulting in a gain of $15.4 million for the year ended December 31, 2012. The significant reduction in the valuation of the contingent consideration expense during 2012 was primarily due to revenue and EBITDA (earnings before interest, depreciation and taxes) targets not being achieved and to the reduced probability of renewal relating to NovaMed’s product distribution agreements including, in particular, the target of renewing the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement was extended through December 31, 2013, a term less than five years.

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

Provision (Benefit) for Income Tax:

The provision (benefit) for income tax relates to our foreign operations in China. The provision for income tax was $1.2 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively, compared to a benefit of $3.3 million for the year ended December 31, 2012. The tax provision decreased $1.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, principally due to a reduction of approximately $0.2 million in our liabilities for uncertain tax positions (and associated accrued interest) due to certain tax years becoming closed to assessment due to the statute of limitations. Tax expense was also lower for the year ended December 31, 2014, compared to 2013, as a result of lower taxable income related to our China operations.

The tax benefit decreased $5.9 million for the year ended December 31, 2013, compared to 2012, primarily related to the reversal of deferred tax liabilities due to the impairment loss of $42.7 million recorded for intangible assets, partially offset by the impact of recording a full valuation allowance on NovaMed deferred tax assets, offset by tax expense related to growth in our China operations.

The statutory tax rate in China was 25% in 2014, 2013 and 2012. Our statutory tax rate in China is 25% in 2015.We expect the provision for income tax to increase for the year ending December 31, 2015, compared to the year ended December 31, 2014 due to growth in our China operations.

We have not recorded any US federal or state income tax expense for the years ended December 31, 2014, 2013, and 2012. Undistributed earnings of our foreign subsidiaries amounted to approximately $138.3 million as of December 31, 2014. These earnings are considered to be indefinitely reinvested and accordingly, no US income taxes have been provided thereon.

As of December 31, 2014, we had net operating loss carryforwards for federal income tax purposes of approximately $110.3 million that expire in the years 2020 through 2034. As of December 31, 2014, we had federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.2 million that expire in the years 2018 through 2034.

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

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. We rely on our operating cash flows, cash and cash equivalents, and short-term investments to provide for our liquidity requirements. We continue to believe that we have the ability to meet our liquidity needs for at least the next 12 months to fund our working capital requirements of our operations, including investments in our business, share repurchases,  and to fund our business development activities.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the years presented (in thousands):

	As of December 31,
	2014	2013
Cash and investments	$86,228	$85,803

As of December 31, 2014, we had $86.2 million in cash, cash equivalents and investments of which $78.8 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. As of December 31, 2014, we determined that our remaining $138.3 million accumulated undistributed earnings of foreign subsidiaries continues to be indefinitely reinvested outside of the US. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, debt service, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries, (ii) additional investments to support our expansion in the China market as well as planned business acquisitions and/or product licensing transactions, and (iii) there is no foreseeable need to repatriate any additional undistributed earnings to fund our limited US operations. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted, we will accrue for income taxes not previously recognized. Upon distribution of those earnings, we may be subject to US federal and state income taxes. Determination of such additional tax is not practicable as it is dependent on several future uncertainties, including the amount of US tax losses, available net operating losses and, potentially, foreign tax credits available at the time of the repatriation. Based on our current operating plan, we do not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future.

	Years Ended December 31,

	2014	2013	2012
Cash provided by (used in):
Operating activities	$27,609	$9,502	$43,521
Investing activities	$(6,203)	$55	$(1,203)
Financing activities	$(20,806)	$(8,353)	$(24,699)

Net cash provided by operating activities was $27.6 million for the year ended December 31, 2014 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, provisions for expiring inventory, depreciation and amortization expense, and changes in operating assets and liabilities. As of December 31, 2014, we had accounts receivable totaling approximately $0.9 million from a single customer, which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $0.9 million. We have recently entered into a settlement agreement with the customer in October 2014 to collect the remaining balance (refer to Note 1 to the consolidated financial statements appearing under Part II, Item 8). Accounts receivable increased $3.3 million mainly related to an increase in ZADAXIN sales. Inventory decreased $5.9 million mainly related to ZADAXIN inventory sales during the first half of 2014 exceeding our purchase levels, excluding approximately $2.9 million in Pfizer and Aggrastat inventory not yet paid for as of December 31, 2014. Accounts payable and accrued liabilities decreased $5.9 million mainly related to sales and marketing and manufacturing expense payments made during the year ended December 31, 2014.

Net cash provided by operating activities was $9.5 million for the year ended December 31, 2013 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, non-cash escrow share settlement, loss on maturity of available-for-sale investments, provision for losses on accounts receivable, and changes in operating assets and liabilities. Accounts receivable increased $4.0 million related to an increase in our ZADAXIN sales during the fourth quarter of 2013, compared to the same quarter of 2012 when there was excess inventory of ZADAXIN in the channel.  Inventory increased $4.7 million due to the completion our new manufacturing process and processing of new batches.

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

Net cash provided by (used in) investing activities was ($6.2) million, $0.1 million, and ($1.2) million for the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014, 2013, and 2012, purchases of property and equipment were $1.5 million, $0.3 million, and $1.1 million, respectively. In addition, for the year ended December 31, 2013, we received proceeds of $0.4 million, from the sale or maturity of our available-for-sale securities, net of purchases. In 2012, we used $0.1 million in cash to purchase available-for-sale securities. In addition, as part of our license and supply agreement with Zensun, we agreed to loan up to $12 million in total to Zensun under two separate loan agreements. Pursuant to these agreements, we loaned $4.75 million to Zensun during the second half of 2014 (such lendings are further described in Note 6 to the consolidated financial statements appearing under Part II, Item 8), which is reflected in the $6.2 million of net cash used in investing activities for 2014. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Net cash used in financing activities was $20.8 million, $8.4 million, and $24.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. During the years ended December 31, 2014, 2013, and 2012, we used $24.4 million, $12.5 million, and $24.8 million, respectively, to repurchase and retire approximately 3.8 million, 2.4 million, and 4.7 million shares of our common stock under our stock repurchase program. For the years ended December 31, 2014, 2013, and 2012, we also received $5.2 million, $1.7 million, and $3.5 million of proceeds, respectively, from the issuances of common stock made under our stock award plans. For the year ended December 31, 2013, our subsidiary borrowed $0.6 million and repaid $2.0 million under its loan agreement with Shanghai Pudong Development Bank Co. Ltd that expired August 29, 2013. All amounts borrowed were repaid by the expiration date. The restricted cash that was used of $2.3 million during the year ended December 31, 2012 to secure the letter of credit related to the loan agreement was released during the year ended December 31, 2013 when the letter of credit was cancelled.

In December 2013, our subsidiary, NovaMed Shanghai, entered into a 10.0 million RMB revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million RMB loan facility (approximately $2.4 million USD) secured by its accounts receivable with Shanghai Pudong Development Bank Co. Ltd. (the “Credit Facility”). In June 2014, NovaMed Shanghai repaid the 10.0 million RMB (approximately $1.6 million USD) under the Credit Facility. The Credit Facility expired on November 30, 2014 and all amounts borrowed were repaid by the expiration date.

The following summarizes our other future contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period

		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$6,469	$2,290	$3,560	$619	$—
Purchase obligations (2)	18,143	18,143	—	—	—
Uncertain tax positions (3)	4,174	—	—	—	—
Total	$28,786	$20,433	$3,560	$619	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)

As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the ”Payments Due by Period” section of the table.

In July 2014, our Board of Directors approved an increase of $15 million to the Company’s stock repurchase program, bringing the total authorized since the program’s inception in October 2011 to $65.5 million and the Board of Directors extended the program through December 31, 2015. Under this program, we repurchased and retired 3.8 million shares at a cost of $24.4 million during the year ended December 31, 2014, bringing the total repurchases since the program’s inception to approximately 11.7 million shares at a cost of $65.2 million through December 31, 2014. Subsequent to December 31, 2014, the Board of Directors approved an additional increase of $15 million to the Company’s stock repurchase program, bringing the total authorized to $80.5 million. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

We recorded $2.0 million of operating expense in our fourth quarter 2013 results of operations to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. We have monitored developments in the ongoing investigations since that time and have not determined that further adjustments to the estimated loss are warranted. However, we cannot predict what the outcome of the SEC/DOJ investigations will be, or the timing of any resolution. Any actual fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could be materially higher than the amount recorded and could impact our cash and financing needs.

Under our license agreements with third parties we have agreed to various milestone payments related to regulatory and commercial success and other achievements that may require substantial payments in the future and we anticipate making a milestone payment of approximately $2 million in 2015 related to one of these agreements.

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

Critical Accounting Policies and Significant Judgments and Estimates

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the “Notes to our Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the relevance of our estimates and judgments. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contracts, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met. In certain arrangements, we were required to return or refund a portion of promotion services fees received during interim periods from pharmaceutical customers if defined annual sales targets were not achieved. Under our agreements with these customers, if the agreement was terminated, and provided such targets had been met on a “pro rata” basis at the date of contract termination, we were entitled to retain the amounts paid. Due to these contractual provisions, we recognized revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.”

Revenue Reserve. We generally maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired on delivery or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of December 31, 2014 and 2013,  our revenue reserves were approximately $0.1 million and $0, respectively; the reserves were recorded as accrued liabilities on our consolidated balances sheets.

We evaluate our returns reserve quarterly and adjust it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect our results of operations or financial position. It is possible that we may need to adjust our estimates in future periods.

Accounts Receivable Reserve

We record a receivable reserve based on a specific review of our overdue invoices. Our estimate for a reserve is determined after considering our existing contractual payment terms, payment patterns of our customers and individual customer circumstances, the age of any outstanding receivables and our current customer relationships. Accounts receivable are charged off at the point when they are considered uncollectible. As of December 31, 2013, we had $3.5 million in fully reserved accounts receivable from one customer that were more than one year past due. As a result of our negotiations with the customer, we collected $0.5 million in July 2014. In October 2014, our subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with this customer providing for settlement of $1.9 million of the remaining outstanding $3.0 million in installments. The settlement agreement provided that the customer will pay SPIL China $1.9 million in installment payments to be made as follows: $500,000 before October 31, 2014; $500,000 before November 30, 2014; $400,000 before May 31, 2015; and the remaining balance of $500,000 to be made by December 31, 2015. The terms of the settlement agreement resulted in the write-off of $1.1 million in previously fully reserved accounts receivable with an equivalent charge-off of the allowance for bad debt, which had no impact on net income in 2014, as the subsequent agreement provided direct evidence that the $1.1 million previously reserved will not be collected in the future. We received the first and second payments under the terms of the settlement agreement in October and December 2014 totaling $1.0 million, and these gains on recovery, as well as the $0.5 million payment received in July 2014, were recorded as reductions to general and administrative expense for the year ended December 31, 2014. We will continue to maintain a full reserve on the remaining outstanding accounts receivable balance of $0.9 million for this customer until payments are received.

Inventories

Our inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis and include amounts related to materials, labor and overhead. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. If our current assumptions about future production or inventory levels and demand were to change or if actual market conditions are less favorable than those projected by management, inventory write-downs may be required, which could negatively impact our gross margins and results of operations. If obsolete or excess items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized. During the years ended December 31, 2014, 2013 and 2012, we recorded inventory write-downs of $1.6 million, $0, and $0, respectively, principally related to carrying value reductions for excess Aggrastat product.

Contingent Consideration

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

The earn-out was based upon certain financial performance metrics, including a revenue-based formula and an adjusted EBITDA based formula. The earn-out provisions were subject to a number of adjustments and acceleration provisions. The total earn-out payments described above could have been increased by $10.0 million (but not exceeding a total maximum contingent cash consideration of $43.0 million) or reduced by $10.0 million, depending on whether we were able to achieve targets relating to product distribution agreements. We were required to remeasure the contingent consideration each reporting period until the amount of the payment was finalized, which occurred December 31, 2012. The change in the estimated fair value of the contingent consideration was recognized as an adjustment to operating expenses. For the year ended December 31, 2012, the estimated fair value of the contingent consideration decreased by $15.4 million, primarily related to the decrease in the estimated probability of achieving revenue and EBITDA targets and to the reduced probability of renewal relating to NovaMed’s product distribution agreements, including, in particular, the target of renewing the Depakine services agreement with Sanofi for a five-year term. The Depakine services agreement was extended through December 31, 2013, a term less than five years.

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

Goodwill relates to our China segment which focuses on our primary pharmaceutical distribution market, consisting of the NovaMed business and the legacy China business of the Company, which represent a single reporting unit. For the years ended

December 31, 2014, 2013 and 2012, we tested for goodwill impairment by quantitatively comparing the fair value of the reporting unit to its carrying amounts - step one of the two-step impairment test. We estimated the fair value of the China reporting unit using a discounted cash flow model. This valuation approach considers a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to impairment charges in the future. Our methodology for determining fair value remained consistent for the periods presented. If we determine that the carrying value of our reporting unit exceeds its fair value, we would then calculate the implied fair value of the reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. After completing our annual impairment review for the reporting unit as of December 31, 2014, 2013 and 2012, and our interim impairment review during the third quarter of 2013, as a result of the notification by Sanofi of the non-renewal of our promotional agreements with them at the end of their terms on December 31, 2013, we concluded that goodwill was not impaired in 2014, 2013, or 2012.

As part of the acquisition of NovaMed, we recorded intangible assets related to promotion and distribution contract rights. The promotion and distribution contracts expire in one to ten years, with the majority expiring in one to two years, but are subject to renewal or extension. The estimated useful life was approximately 13.5 years. Although revenues from the NovaMed business grew in 2012 after the acquisition in April 2011, NovaMed’s overall revenue growth and profitability did not meet our expectations. This condition was considered to be an impairment indicator with respect to the intangible assets related to our promotion and distribution contract rights. We determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. We further performed a discounted cash flow analysis related to the intangible assets and recognized a non-cash impairment loss of approximately $42.7 million for year ended December 31, 2012, which represented the entire amount of the intangible assets.

Loans Receivable

Loans receivable consist of two loans to one third party (see Note 6). Loans are initially recorded, and continue to be carried, at unpaid principal balances under “other assets” on the consolidated balance sheet as of December 31, 2014. Carried balances are subsequently adjusted for payments of principal or adjustments to the allowance for loan losses to account for any impairment. Interest income is recognized over the term of the loans and is calculated using the simple-interest method, as the loans do not have associated premium or discount. If the loans were to experience impairment, interest income would not be recognized unless the likelihood of further loss was remote.

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date.

Management assessed the credit worthiness of the counterparty by reviewing available borrower financial information and substantiation of the value of the pledged security interest in the course of preparing our consolidated financial statements. Management also considered in its analysis that the borrower was compliant with the terms of the loans, and that interest payments have been timely made. As of December 31, 2014, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

Contingent Liabilities

We record as liabilities estimated amounts for litigation, claims or other legal actions that are probable and can be reasonably estimated. The likelihood of a material change in these estimated reserves is dependent on the possible outcome of settlement negotiations, regulatory or judicial review and the development of facts and circumstances in extended litigation, which could change claims or assessments when both the amount and range of loss on some outstanding litigation is uncertain. We disclose in the footnotes of the financial statements when we are unable to make a reasonable estimate of a material liability that could result from unfavorable outcomes. As events occur, we will assess the potential liability related to any pending litigation, claims or other legal actions and adjust our estimates accordingly. As of both December 31, 2014 and 2013, we determined that a payment of $2.0 million to the government in penalties, fines and/or other remedies is probable related to the SEC and DOJ ongoing investigations. We recorded $2.0 million in operating expense during the quarter ended December 31, 2013, to reflect our estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. We have monitored developments in the ongoing investigations since that time and have not determined that further adjustments to the estimated loss are warranted. However, we cannot predict what the outcome of the SEC/DOJ investigation will be, or the timing of any resolution. Any fines or penalties that may be imposed, or other losses that may be realized related to the investigations could vary from the amount accrued, and such adjustments could materially impact our financial statements.

Stock-Based Compensation

We record stock-based compensation costs relating to share-based payment transactions, including stock options, restricted stock units (“RSUs”) and employee stock purchase plans. Stock-based compensation expense for stock options and the employee stock purchase plan is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense for RSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock-based compensation expense values are recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The share-based payment awards that are ultimately expected to vest are recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years for stock options and RSUs and three months for the employee stock purchase plan. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

The option-pricing models require the use of certain subjective assumptions, including the expected volatility of the market price of the underlying stock and the expected term of the award. Expected volatility is based on the historical volatility of our stock. Expected term is derived from historical data on employee exercises and terminations. We review our valuation assumptions at each grant date, and, as a result, valuation assumptions used to value stock-based compensation of awards granted in future periods may change.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. The tax years 1995-2014 remain open to examination by the major US taxing jurisdictions to which we are subject. The Internal Revenue Service completed their examinations of our 2008, 2009 and 2011 US Federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years. Our China income tax returns are generally subject to examination for a period of five years and those years remain open to examination.

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

Restructuring Costs

When necessary, we record expense for the estimated costs of restructuring activities. The liability recorded for restructuring costs contains uncertainties because management is required to make assumptions and to apply judgment to estimate the amounts and timing of future settlement payments and the timing of such payments. When making these assumptions, management considers a number of factors including the number of employees involved and the related benefits included in the restructuring plan, and historical settlement experience. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our restructuring liabilities; such liabilities were $0 and $0.6 million as of December 31, 2014 and

2013, respectively. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains which would have an impact on the results of operations for that period.

New Accounting Standards

Recently Effective Accounting Standards.  In March of 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  The amendments in the ASU clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should generally be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss, similar tax loss, or tax credit carryforward, with certain limited exceptions. The amendments were effective for us beginning January 1, 2014 and we have applied them since the first quarter of 2014. We also have retrospectively applied the guidance to deferred tax and unrecognized tax benefit amounts as of December 31, 2013, as retrospective application is optional but not required, leading to reclassifications of an insignificant amount at such date. The adoption of this ASU had an immaterial impact on our consolidated deferred tax balances as of December 31, 2014 and 2013.

Accounting Standards Issued and Not Yet Effective.  In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our fiscal year beginning January 1, 2017, with early application not permitted. We are in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on our financial statements and related disclosures. The standard permits the use of either the full retrospective or modified retrospective transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

We do not hold any derivative financial instruments for speculation or trading purposes. The majority of our sales have been in US dollars, although a significant amount of our sales are denominated in RMB. Our purchases with contract manufacturers are denominated in US dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets and liabilities denominated in euros, RMB and Hong Kong dollars. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. A hypothetical 1% increase or decrease in foreign exchange rates would result in an approximate $0.1 million increase or decrease in our financial assets and liabilities denominated in euros, RMB and Hong Kong dollars, as of December 31, 2014 and 2013. These potential changes are based on sensitivity analyses performed on our financial position as of December 31, 2014 and 2013. Actual results may differ materially.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, term deposits, commercial paper, corporate bonds, US treasury, or government agency notes; our investments are most frequently classified as cash equivalents. We are also invested in a loan to a business partner; however, the purpose for such loan is to facilitate the business relationship and it is not principally for investment purposes. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio as of December 31, 2014 or 2013.

Item 8.Financial Statements and Supplementary Data

SCICLONE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SciClone Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SciClone Pharmaceuticals, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), as it relates to the information as of and for each of the two years in the period ended December 31, 2014, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9(a).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SciClone Pharmaceuticals, Inc.

We have audited the accompanying consolidated statement of income, comprehensive income, stockholders’ equity, and cash flows of SciClone Pharmaceuticals, Inc. for the year ended December 31, 2012. Our audit also included the financial statement schedule at Item 15(a)(2) for the year ended December 31, 2012. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial results of operations of SciClone Pharmaceuticals, Inc. and its cash flows for the year ended December 31, 2012, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California

April 1, 2013

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$86,228	$85,803
Accounts receivable (net of allowances of $998 and $3,587 as of December 31, 2014 and 2013, respectively)	40,268	39,771
Inventories	10,703	15,238
Short-term investments	75	75
Prepaid expenses and other current assets	2,597	2,524
Deferred tax assets	326	6
Total current assets	140,197	143,417
Property and equipment, net	1,848	843
Goodwill	34,521	35,357
Other assets	5,265	242
Total assets	$181,831	$179,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,311	$7,716
Accrued and other current liabilities	20,536	20,938
Deferred revenue	596	2,915
Short-term borrowings on loan facility	—	1,651
Total current liabilities	26,443	33,220
Other long-term liabilities	114	44
Commitments and contingencies (Notes 11 and 19)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 49,948,897 and 52,371,664 shares issued and outstanding as of December 31, 2014 and 2013, respectively	50	52
Additional paid-in capital	287,108	278,327
Accumulated other comprehensive income	3,264	4,176
Accumulated deficit	(135,148)	(135,960)
Total stockholders’ equity	155,274	146,595
Total liabilities and stockholders’ equity	$181,831	$179,859

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Net revenues:
Product sales, net	$131,973	$99,414	$123,171
Promotion services	2,817	27,644	33,098
Total net revenues	134,790	127,058	156,269
Operating expenses:
Cost of product sales	23,002	17,668	21,996
Sales and marketing	48,477	55,240	70,327
Research and development	14,581	8,044	5,145
General and administrative	22,746	32,496	21,344
Restructuring charges	—	1,181	1,096
Estimated SEC and DOJ investigation loss (Note 19)	—	2,000	—
Intangible asset impairment (Note 7)	—	—	42,728
Amortization of acquired intangible assets	—	—	2,645
Change in fair value of contingent consideration (Note 3)	—	—	(15,422)
Total operating expenses	108,806	116,629	149,859
Income from operations	25,984	10,429	6,410
Non-operating income (expense):
Interest and investment income	161	85	89
Interest and investment expense	(48)	(103)	(185)
Other income (expense), net	280	2,795	(42)
Income before income tax provision (benefit)	26,377	13,206	6,272
Income tax provision (benefit)	1,169	2,242	(3,348)
Net income	$25,208	$10,964	$9,620

Basic net income per share	$0.49	$0.20	$0.17
Diluted net income per share	$0.48	$0.20	$0.16

Weighted-average shares used in computing:
Basic net income per share	51,277	53,587	56,637
Diluted net income per share	52,684	54,936	58,483

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,

	2014	2013	2012
Net income	$25,208	$10,964	$9,620
Other comprehensive income, net of income tax:
Available-for-sale securities:
Unrealized gain (loss) and foreign currency translation arising during the period on foreign currency denominated available-for-sale securities	—	(4)	19
Reclassification adjustment for losses included in net income	—	71	—
Net change	—	67	19
Foreign currency translation	(912)	1,121	625
Total other comprehensive income (loss)	(912)	1,188	644
Total comprehensive income	$24,296	$12,152	$10,264

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of January 1, 2012	57,847	$58	$266,913	$2,344	$(119,196)	$150,119
Net income	—	—	—	—	9,620	9,620
Other comprehensive income	—	—	—	644	—	644
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	1,346	1	3,491	—	—	3,492
Compensation related to stock option awards	—	—	3,983	—	—	3,983
Repurchase of common stock	(4,709)	(5)	—	—	(24,831)	(24,836)
Balance as of December 31, 2012	54,484	54	274,387	2,988	(134,407)	143,022
Net income	—	—	—	—	10,964	10,964
Other comprehensive income	—	—	—	1,188	—	1,188
Escrow shares received in settlement and immediately retired	(342)	—	(1,866)	—	—	(1,866)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	634	—	1,705	—	—	1,705
Compensation related to stock option awards	—	—	4,101	—	—	4,101
Repurchase of common stock	(2,404)	(2)	—	—	(12,517)	(12,519)
Balance as of December 31, 2013	52,372	52	278,327	4,176	(135,960)	146,595
Net income	—	—	—	—	25,208	25,208
Other comprehensive loss	—	—	—	(912)	—	(912)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan, net	1,399	2	5,212	—	—	5,214
Compensation related to stock option awards	—	—	3,569	—	—	3,569
Repurchase of common stock	(3,822)	(4)	—	—	(24,396)	(24,400)
Balance as of December 31, 2014	49,949	$50	$287,108	$3,264	$(135,148)	$155,274

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2014	2013	2012
Operating activities:
Net income	$25,208	$10,964	$9,620
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	3,465	4,007	3,897
Non-cash escrow share settlement	—	(1,866)	—
Provision for doubtful accounts	—	2,540	—
Provision for expiring inventory	1,574	—	—
Depreciation and amortization	852	860	3,449
Intangible asset impairment	—	—	42,728
Loss on maturity of available-for-sale investment	—	75	—
Loss on disposal of fixed assets	26	17	—
Change in fair value of contingent consideration	—	—	(15,422)
Deferred income taxes	(321)	191	(6,785)
Other long-term liabilities	10	(133)	(232)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,276)	(3,999)	356
Inventories	5,907	(4,685)	801
Prepaid expenses and other assets	(277)	(202)	(156)
Accounts payable	(5,485)	(134)	2,195
Accrued and other current liabilities	(414)	(1,006)	3,070
Deferred revenue	340	2,873	—
Net cash provided by operating activities	27,609	9,502	43,521
Investing activities:
Purchases of available-for-sale investments	—	—	(75)
Proceeds from the maturity of available-for-sale securities	—	379	—
Loans to third party (Note 6)	(4,751)	—	—
Purchases of property and equipment	(1,452)	(324)	(1,128)
Net cash (used in) provided by investing activities	(6,203)	55	(1,203)
Financing activities:
Repurchase of common stock including commissions	(24,400)	(12,519)	(24,836)
Repayment of credit facilities	(1,620)	(2,035)	(2,500)
Proceeds from borrowing on credit facilities	—	2,196	1,445
Decrease (increase) in restricted cash related to loan facility	—	2,300	(2,300)
Proceeds from issuances of common stock, net	5,214	1,705	3,492
Net cash used in financing activities	(20,806)	(8,353)	(24,699)
Effect of exchange rate changes on cash and cash equivalents	(175)	371	(45)
Net increase in cash and cash equivalents	425	1,575	17,574
Cash and cash equivalents, beginning of period	85,803	84,228	66,654
Cash and cash equivalents, end of period	$86,228	$85,803	$84,228
Supplemental disclosure of cash flow information:
Net income taxes paid related to foreign operations	$944	$2,237	$1,893
Interest and unused line fees paid related to borrowings	$48	$81	$136

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Description of Business

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”), incorporated in 1990, is a United States (“US”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business in China and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. The Company’s lead product, ZADAXIN® (thymalfasin) is approved in over 30 countries and may be used for the treatment of hepatitis B (HBV), hepatitis C (HCV), as a vaccine adjuvant, and certain cancers according to the local regulatory approvals. In addition to ZADAXIN, SciClone markets approximately 7 partnered and in-licensed products in China,  including Aggrastat®, an interventional cardiology product. SciClone is also pursuing the registration of several other therapeutic products in China.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less on the date of purchase. The Company records its investments at fair value, as determined by available information on the consolidated balance sheet date. The Company’s investment portfolio as of December 31, 2014 consisted of money market funds that were included in cash and cash equivalents, and a certificate of deposit that was included in short-term investments.

Unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive income on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in earnings. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity and is included in earnings. The cost of securities sold is based on the specific identification method.

Available-for-sale investments are evaluated for impairment each reporting period. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the consolidated statement of income. No such losses were recorded in the periods presented.

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

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, accounts receivable and loans receivable. The Company is exposed to credit risk in the event of default by the institutions holding the cash, cash equivalents and investments, and by customers and partners in the event of default by the customer or partner to pay the amounts due to us on receivables and loans receivables, respectively, to the extent of the amounts recorded on the consolidated balance sheet. Most of the Company’s cash and cash equivalents are held by financial institutions that the Company believes are of high credit quality. At times, deposits may exceed government insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For the Company’s proprietary product ZADAXIN®, the Company manufactures its product using its US and European contract manufacturers, and it generates its product sales revenue through sales of ZADAXIN products to Sinopharm Holding Hong Kong Co. Ltd. (“Sinopharm”). Sinopharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. The Company’s ZADAXIN sales occur when the importer purchases product from the Company, without any right of return except for damaged product or quality control issues and after passage of title and risk of loss are transferred to Sinopharm at the time of shipment. After the Company’s sale, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier local or regional distributors who, in turn, sell products to hospitals and pharmacies. The Company’s other product sales revenues result from the sale of the Company’s in-licensed products to importing agents and distributors.

Promotion services revenues result from fees received for exclusively promoting products for certain pharmaceutical partners. These importing agents, distributors and partners are the Company’s customers.

Customers that exceeded 10% of the Company’s total net revenue and related to our China segment were as follows:

	For the Year Ended December 31,

	2014	2013	2012
Customer A	94%	75%	59%
Customer B	—	20%	20%
Customer C	—	—	12%

As of December 31, 2014, approximately $38.9 million, or 94%, of the Company's gross accounts receivable was attributable to one customer in China. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

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

The majority of the Company’s product sales are in US dollars. However, a significant portion of the Company’s revenues and expenses are denominated in Chinese Yuan Renminbi (“RMB”) and a significant portion of the Company’s assets and liabilities are denominated in RMB and are exposed to foreign exchange risk. RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at the exchange rates quoted by People’s Bank of China. Remittances in currencies other than RMB by the Company in China require certain supporting documentation in order to affect the remittance.

Accounts Receivable Reserve

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

As of December 31, 2013, the Company had $3.5 million in fully reserved accounts receivable from one customer that were more than one year past due. As a result of its negotiations with the customer, the Company collected $0.5 million in July 2014 and in October 2014, the Company’s subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with this customer providing for settlement of $1.9 million of the remaining outstanding $3.0 million due in installments. The settlement agreement provided that the customer will pay SPIL China $1.9 million in installment payments to be made as follows: $500,000 before October 31, 2014; $500,000 before November 30, 2014; $400,000 before May 31, 2015; and the remaining balance of $500,000 to be made by December 31, 2015. The terms of the settlement agreement resulted in the write-off of $1.1 million in previously fully reserved accounts receivable with an equivalent charge-off of the allowance for bad debt, which had no impact on net income in 2014, as the subsequent agreement provided direct evidence that the $1.1 million previously reserved will not be collected in the future. The Company received the first and second payments under the terms of the settlement agreement in October and December 2014 totaling $1.0 million, and these gains on recovery, as well as the $0.5 million payment received in July 2014, were recorded as $1.5 million of reductions to general and administrative expense for the year ended December 31, 2014. The remaining outstanding receivable balance of $0.9 million as of December 31, 2014 will remain fully reserved until payments are received.

Inventories

Inventories consist of raw materials, work in progress and finished goods products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. During the years ended December 31, 2014, 2013, and 2012, the Company recorded inventory write-downs of $1.6 million, $0, and $0, respectively, principally related to carrying value reductions for excess Aggrastat product.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded over the estimated useful lives of the respective assets on the straight-line basis. Office furniture and fixtures are generally amortized over five years, office equipment and computer software are generally amortized over three years, and the Company’s vehicle is being amortized over four years. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term on the straight-line basis. The Company’s policy is to identify and record impairment losses, if necessary, on property and equipment when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

As part of the acquisition of NovaMed Pharmaceuticals Ltd. (“NovaMed”) in April 2011, the Company recorded intangible assets related to promotion and distribution contract rights. During the year ended December 31, 2012, the Company identified impairment indicators related to the intangible assets and fully wrote off the intangible assets. Refer to Net Intangible Assets in Note 7 for further information.

Goodwill

The Company accounted for the acquisition of NovaMed under the acquisition method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under the acquisition method of accounting, the total acquisition-date fair value of the assets and liabilities are recognized as of the closing date. The total consideration paid by SciClone to NovaMed consisted of cash, SciClone common stock, and contingent consideration. The excess of the fair value of the total consideration transferred over the acquisition-date fair value of net tangible and intangible assets and liabilities assumed was allocated to goodwill. Goodwill is tested for impairment at least annually, or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350, Intangibles — Goodwill and Other. Goodwill relates to the Company’s China segment which focuses on the Company’s primary pharmaceutical distribution market, consisting of the NovaMed business and the legacy China business, which represent a single reporting unit. As of December 31, 2014, 2013 and 2012, the Company tested for goodwill impairment by quantitatively comparing the fair value of the reporting unit to its carrying amount - step one of the two-step impairment test. In addition, during the third quarter of fiscal 2013, the Company performed an interim goodwill impairment analysis to determine if the goodwill was impaired as a result of the non-renewal of the Sanofi Aventis S.A. (“Sanofi”) promotional agreements as of December 31, 2013, by comparing the fair value of the reporting unit to its carrying amount. The Company estimated the fair value of the China reporting unit using a discounted cash flow model. This valuation approach considers a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. If the Company determines that the carrying value of its reporting unit exceeds its fair value, the Company would then calculate the implied fair value of the reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. After completing the Company’s impairment review for the reporting unit during the third quarter of 2013, and as of December 31, 2014, 2013, and 2012, the Company concluded that goodwill was not impaired in any of these years.

Loans Receivable

Loans receivable consist of two loans to one third party (see Note 6). Loans are initially recorded, and continue to be carried, at unpaid principal balances under “other assets” on the consolidated balance sheet. Carried balances are subsequently adjusted for payments of principal or adjustments to the allowance for loan losses to account for any impairment. Interest income is recognized over the term of the loans and is calculated using the simple-interest method, as the loans do not have associated premium or discount. If the loans were to experience impairment, interest income would not be recognized unless the likelihood of further loss was remote.

Although the measurement basis is unpaid principal (as adjusted for subsequent payments or impairment), not fair value, the loans receivable would qualify as Level 3 measurements under the fair value hierarchy (Note 3) due to the presence of significant unobservable inputs related to the counterparty, which is a private entity.

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of December 31, 2014, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

Contingent Consideration

As part of the acquisition of NovaMed, the Company would have been required to pay up to an additional $43.0 million in earn-out on the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn-out” or “contingent consideration”). The fair value of the earn-out was re-measured each period, and changes in the fair value were recorded to “contingent consideration” in operating expenses. As of December 31, 2012, the earn-out was determined to be zero. Through September 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. Refer to Contingent Consideration in Note 3 and Escrow Settlement Agreement Note 10 for further information.

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

Expenses related to clinical trials charged to research and development expense generally are accrued based on estimates of work performed or the level of patient enrollment and activities according to the protocols and agreements. The Company makes adjustments, if necessary, in the periods identified to reflect actual levels of work performed, and such adjustments have historically not been material. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under certain contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses to the actual services received and efforts expended. The Company monitors planned protocols, work performed, patient enrollment levels and related activities to the extent possible and adjusts estimates accordingly.

The Company records as liabilities estimated amounts for litigation, claims or other legal actions that are probable and can be reasonably estimated. The likelihood of a material change in these estimated reserves is dependent on the possible outcome of settlement negotiations, regulatory or judicial review and the development of facts and circumstances in extended litigation which could change claims or assessments when both the amount and range of loss on some outstanding litigation is uncertain. The Company discloses in the footnotes to the financial statements when it is unable to make a reasonable estimate of a material liability that is reasonably possible to result from unfavorable outcomes. As events occur, the Company assesses the potential liability related to any pending litigation, claims or other legal actions and adjusts its estimates accordingly. Such adjustments could materially impact its financial statements.

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to US dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using average rates of exchange in effect during the period. Goodwill, and certain other balances, are generally recorded in the local currency which is the functional currency of the Company’s subsidiaries located in China. As a result, the carrying value of goodwill and certain other balances may fluctuate with the value of the RMB as compared to the US dollar. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income in the statement of stockholders' equity.

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

Product Revenue. The Company recognizes product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to Sinopharm and its affiliates are recognized at time of shipment when title to the product is transferred to them. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. Sales of Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) products through October 2012 were based on the “sell-through” method as the Company’s distribution arrangement for these products allowed for payment terms dependent on when the distributor sold the product. The Company did not maintain information on the timing of “sell-through” of the Pfizer products by the distributor through this period; therefore, the Company applied the cash receipts approach for the application of the “sell-through” method as it was the most reliable information available. Accordingly, during this period of time, revenue for sales of the Pfizer products was recognized on receipt of cash from the distributor. On October 21, 2012, the Company amended the agreement with the distributor which amendment removed any contingent payment terms. Prior to the amendment, the agreement allowed for delayed payment based on the timing of sales from the distributor to the next tier customer. The amendment changed the payment terms to 60 days, thus ensuring that the distributor could not withhold payment until after the distributor received payment on sale of product to its next tier customer. The combination of the revised payment terms, together with all of the other contractual restrictions on the distributor (e.g., no return rights or other terms that may raise question as to whether or not they had taken title and assumed “risk of loss”), permitted revenue to be recognized on a “sell-in” basis upon the amendment. Therefore, from October 21, 2012 onward, the “sell-in” method was used by the Company for recognition of related revenue. All other product sales are also recognized on the “sell-in” method, or when the medical products have been delivered to the importers or distributors.

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

The Company’s promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) and Sanofi negotiated a settlement of certain amounts in dispute, effective July 14, 2014, and NovaMed Shanghai received approximately 22 million RMB (approximately $3.5 million) in August 2014 as final payment from Sanofi. The terms of the settlement resulted in the recognition of promotion services revenue for the second quarter of 2014 of approximately $0.2 million of Sanofi revenue that had been deferred in the fourth quarter of 2013. The remaining approximately $2.6 million of deferred revenue recorded during the fourth quarter of 2013, was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income during the second quarter of 2014 or the year ended December 31, 2014.

Revenue Reserve: The Company generally maintains a revenue reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired on delivery or are deemed to be damaged or defective when delivered. The calculation of the revenue reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the revenue reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions.

As of December 31, 2014 and 2013, the Company’s revenue reserves were  $0.1 million and $0, respectively, on its consolidated balance sheets.

The Company evaluates the need for a returns reserve quarterly and adjusts it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect the Company’s results of operations or financial position. It is possible that the Company may need to adjust its estimates in future periods.

Sales Tax and Surcharge Expense

Sales taxes and surcharge costs are expensed as incurred and are included in sales and marketing expense. The Company is generally subject to a 5-6.42% business tax and surcharge for services provided related to marketing products under the relevant taxation laws in China. Sales tax and surcharge costs amounted to approximately $2.5 million, $3.5 million, and $3.8 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, upfront payments under in-licensing agreements with certain business partners and other license-related fees, and services performed by clinical research organizations and research institutions and other outside service providers.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are included in cost of product sales for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2014, 2013, and 2012, were $0.5 million, $0.1 million, and $0.2 million, respectively.

Legal Costs

Legal costs related to loss contingencies are expensed to general and administrative expense as incurred.

Stock-Based Compensation

The Company records stock-based compensation costs relating to share-based payment transactions, including stock options, restricted stock units (“RSUs”) and the employee stock purchase plan. Stock-based compensation expense for stock options and the employee stock purchase plan is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense for RSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock-based compensation expense values are recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The stock-based compensation costs that are ultimately expected to vest are recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years for stock options and RSUs and three months for the employee stock purchase plan. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

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

The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe any such uncertain tax positions currently pending will have a material adverse effect on its consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period. The Company’s policy is to recognize interest and penalties related to the liabilities for uncertain tax positions as a component of income tax expense. The amount of accrued interest related to tax positions taken on the Company’s tax returns and included in accrued and other current liabilities was $1.5 million and $1.2 million, as of December 31, 2014 and 2013, respectively. The amount of interest recognized as tax expense related to uncertain tax positions in the consolidated statements of income was $0.3 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations for the years ended December 31 (in thousands, except per share amounts):

	2014	2013	2012

Numerator:
Net income	$25,208	$10,964	$9,620
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	51,277	53,587	56,637
Effect of dilutive securities	1,407	1,349	1,846
Weighted-average shares outstanding used to compute diluted net income per share	52,684	54,936	58,483
Basic net income per share	$0.49	$0.20	$0.17
Diluted net income per share	$0.48	$0.20	$0.16

For the years ended December 31, 2014, 2013, and 2012, approximately 3,541,071,  3,378,063, and 3,280,492 shares, respectively, related to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. In addition, for the years ended December 31, 2014, 2013, and 2012, 50,000,  50,171, and 118,046 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

Segment Information

The Company operates in two segments (refer to Note 20).

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

The Company revised its December 31, 2013 consolidated balance sheet and consolidated statement of cash flows by reducing accounts receivable and increasing prepaid expenses and other current assets by $0.2 million to conform to the current year presentation, and reclassified $0.5 million in accrued liabilities to accounts payable to conform to the current year presentation. In addition, the Company revised its consolidated statement of income for the year ended December 31, 2013 by reducing sales and marketing expense and increasing research and development expense by $0.6 million for costs incurred related to pre-market research activities.

Accounting Standards Updates

Recently Effective Accounting Standards.  In March of 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendments in the ASU clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should generally be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss, similar tax loss, or tax credit carryforward, with certain limited exceptions. The amendments were effective for the Company beginning January 1, 2014 and they have been applied since the first quarter of 2014. The Company also has retrospectively applied the guidance to deferred tax and unrecognized tax benefit amounts as of December 31, 2013, as retrospective application is optional but not required – see Reclassifications above. The adoption of this ASU had an immaterial impact on consolidated deferred tax balances as of December 31, 2014 and 2013.

Accounting Standards Issued and Not Yet Effective.  In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2017, with early application not permitted. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its financial statements and related disclosures. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2 — Available-for-Sale Investments

The Company realized $0.1 million in losses related to the maturity of its Italian state bonds for the year ended December 31, 2013 which were reclassified out of accumulated other comprehensive income and included in non-operating expenses.

The Company’s certificate of deposit for $0.1 million included in short-term investments as of December 31, 2014 and 2013, secures the Company’s letter of credit required under its European value-added tax filing arrangements.

Note 3 — Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2014 Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678
Total	$19,678	$75	$—	$19,753

	Fair Value Measurements as of December 31, 2013 Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Certificate of deposit	$—	$75	$—	$75
Money market funds	28,262	—	—	28,262
Total	$28,262	$75	$—	$28,337

The following table provides a summary of changes in fair value of the Company’s level 3 liability during fiscal 2012 (in thousands):

Contingent
Consideration
Balance as of January 1, 2012	$15,400
Change in the estimated fair value of the contingent consideration liability	(15,422)
Translation adjustments	22
Balance as of December 31, 2012	$—

Contingent Consideration

As part of the acquisition of NovaMed which occurred on April 18, 2011, the Company would have been required to pay up to an additional $43.0 million in earn-out payments on the successful achievement of revenue and earnings targets for the 2011 and 2012 fiscal years (the “earn out” or “contingent consideration”).

The earn-out period ended on December 31, 2012 with none of the targets met. Through September 30, 2012, the Company used the assistance of a third-party valuation expert to estimate the fair value of the contingent consideration using a Monte Carlo simulation model. The fair value of the contingent consideration was remeasured each period, and changes to the fair value were recorded as expense or gains. As of December 31, 2012, the Company estimated the fair value of the contingent consideration to be $0, given none of the performance targets were met, resulting in a non-cash gain of $15.4 million for the year ended December 31, 2012. The Company subsequently settled various matters with the former stockholders of NovaMed, confirming among other things, that the Company had no liability for earn-out contingent payments.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$5,009	$7,746
Work in progress	761	319
Finished goods	4,933	7,173
Total	$10,703	$15,238

As of December 31, 2014 and 2013, the Company had $3.1 million and $2.4 million, respectively, in net inventory held at distributors related to products sold by its NovaMed subsidiary.

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Construction in process	$30	$143
Office equipment	2,059	1,406
Leasehold improvements	791	1,518
Office furniture and fixtures	1,463	606
Software	763	212
Vehicle	70	68
	5,176	3,953
Less accumulated depreciation	(3,328)	(3,110)
Net property and equipment	$1,848	$843

Depreciation expense was $0.9 million, $0.9 million, and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 6 — Loans Receivable

As part of the Company’s May 2013 license and supply agreement with Zensun (Shanghai) Science & Technology Co. Ltd (“Zensun”), the Company previously agreed to loan up to $12 million to Zensun. The entry into the license and supply agreement in the second quarter of 2013, pursuant to which the Company licensed the exclusive rights to promote, market, distribute, and sell NeucardinTM, a chronic heart failure product under development by Zensun (such rights licensed for the People’s Republic of China, Hong Kong and Macao) is more fully described in Note 18.

Pursuant to its agreement to loan funds, the Company loaned $4.75 million to Zensun in the second half of 2014. The extension of credit and funding to Zensun was accomplished through two of the Company's subsidiaries, SciClone Pharmaceuticals International China Holding Ltd. (“SPIL China”) and SciClone Pharmaceuticals (China) Ltd. (“SciClone China”).

With respect to lender SPIL China, Zensun can request US-dollar denominated borrowings up to $11.75 million. As of December 31, 2014, borrowings totaling $4.5 million had been requested by Zensun and paid by SPIL China with $2.25 million lent in the third quarter of 2014 and $2.25 million lent in the fourth quarter of 2014. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the overall loan agreement. These borrowings mature on September 26, 2017, with an option electable by Zensun to extend for two additional years provided certain conditions are met. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SciClone China, Zensun can make RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$250,000 as of December 31, 2014) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of the market value of the pledged security, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payment of interest, concluded there were no indications of loan impairment at December 31, 2014; accordingly, there is no allowance for losses.

The two loans are included in “other assets” on the Company’s consolidated balance sheet as of December 31, 2014. Interest income on the loans amounted to $0.1 million for the year ended December 31, 2014 and is included in interest and investment income in the statement of operations. The Company estimates the fair value of the loans receivable approximates $5.2 million as of December 31, 2014, based upon prevailing market rates of interest as published by major Chinese banks.

Note 7 — Net Intangible Assets

As part of the acquisition of NovaMed, the Company recorded intangible assets related to promotion and distribution contract rights that were included in the Company’s China segment. During the third quarter of 2012, the Company identified impairment indicators related to the intangible assets. The Company determined that the undiscounted cash flows estimated to be generated by the intangible assets were less than the carrying amounts. The Company further performed a discounted cash flow analysis related to the intangible assets and recorded a full impairment charge, as the estimated fair value was determined to be zero. As a result, the Company recognized a non-cash impairment loss of approximately $42.7 million on its consolidated statement of operations for the year ended December 31, 2012. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value (see Note 1). The significant Level 3 unobservable inputs used in the fair value measurement of the intangible assets were estimates of projected revenues and earnings, a discount rate of approximately 20%, and assumptions regarding the probability of renewal of the customer contracts. Significant changes in the estimated revenues and earnings would have resulted in adjustments in the fair value measurement. A change in the renewal probability rates of the customer contracts would have also resulted in a significant change in the fair value measurement.

Acquired promotion and distribution contract intangible assets were being amortized on a straight-line basis over 13.5 years, based on their estimated useful life. Amortization expense was $0, $0, and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 8 — Goodwill

The following table represents the changes in goodwill for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Balance as of January 1, 2012	$33,868
Translation adjustments	445
Balance as of December 31, 2012	$34,313
Translation adjustments	1,044
Balance as of December 31, 2013	$35,357
Translation adjustments	(836)
Balance as of December 31, 2014	$34,521

Note 9 — Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,

	2014	2013
Accrued sales and marketing expenses	$5,383	$6,419
Accrued taxes, tax reserves and interest	5,208	5,029
Accrued compensation and benefits	4,176	3,475
Accrued professional fees	1,819	1,601
Accrued manufacturing costs	95	1,617
Accrued estimated SEC and DOJ investigation loss (Note 19)	2,000	2,000
Accrued license fee	1,000	—
Other	855	797
Total	$20,536	$20,938

Note 10 — Escrow Settlement Agreement

On October 16, 2012, the Company made a claim against the former stockholders of NovaMed pursuant to the acquisition agreement relating to its acquisition of NovaMed. As a result of the Company’s claim, approximately $1.4 million in cash that was held in escrow and 622,363 shares of the Company’s common stock that were held in escrow were not released to the former NovaMed stockholders pending the outcome of the Company’s claim. The claim related to damages the Company incurred as a result of misrepresentations made by NovaMed regarding various matters, including the estimated product return reserves for Aggrastat product on the date of the acquisition, and related expenses and damages. On July 8, 2013, the Company and the representatives of the former stockholders of NovaMed entered into a “Confidential Escrow Settlement Agreement” pursuant to which the Company retained approximately $0.8 million in cash and 342,300 shares of its common stock, having a combined value of approximately $2.6 million on the settlement date that was recorded to other income during the year ended December 31, 2013. As of December 31, 2013, the Company has canceled and retired the shares.

Note 11 — Commitments

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of December 31, 2014, the Company did not have any material unmet purchase obligations.

Leases

In May 2007, the Company entered into a non-cancelable operating lease agreement for its corporate headquarters ("the Lease”) effective from July 1, 2007 through June 30, 2014. In September 2008, the Company entered into an amendment to the Lease for additional office space (“the Amendment”) that expired on June 30, 2014. Both the Lease and Amendment contained rent escalations of approximately 4% and 6% per year, respectively. In December 2013, the Company entered into a second amendment to the Lease extending the term of the lease for an additional four years through June 30, 2018, with an option to renew for an additional five year period. Beginning on July 1, 2014, the second amendment reduced the amount of leased office space from approximately 21,517 square feet leased to approximately 11,886 square feet. It also reduced the monthly base rent of $120,824 to $51,704 in the first year, with rent escalations of approximately 3% per year. In addition, the Company received a rent abatement for the first four months of the extended lease term.

The Company is recognizing the rental expense on a straight-line basis over the lease term. Under the terms of the Lease and the Amendment, the Company was provided allowances in the amounts of approximately $0.2 million and $0.5 million, respectively, towards the cost of its leasehold improvements and as an incentive to rent, respectively. The Company has recorded these allowances as deferred rent which is being amortized over the lease term as a reduction of rent expense. The Lease requires the Company to pay insurance and taxes and its pro-rata share of operating expenses.

In June 2014, the Company entered into a non-cancelable operating lease agreement for its primary office space in China (“the China Lease”) for a fixed lease term from October 15, 2014 through April 14, 2018, with options to renew for an additional two years.

The Company is recognizing the rental expense on a straight-line basis over the lease term. The leases require the Company to pay insurance and its pro-rata share of operating expenses.

The Company also leases other office facilities and equipment outside the US under non-cancelable operating lease agreements. Through May 2014, the Company also subleased certain office facilities to a third party. Rent expense for the years ended December 31, 2014, 2013, and 2012, was $2.2 million, $2.9 million, and $2.9 million, respectively, net of sublease income. Future minimum lease payments under non-cancelable facility and equipment operating lease agreements as of December 31, 2014, were as follows (in thousands):

Minimum Lease
Year ended:	Payments
2015	$2,290
2016	1,931
2017	1,629
2018	619
2019	—
$6,469

Note 12 — Credit Facilities

Credit Facility

In December 2013, the Company’s subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) entered into a 10.0 million RMB revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million RMB loan facility (approximately $2.4 million USD) with Shanghai Pudong Development Bank Co. Ltd. (“the Credit Facility”) that was secured by its accounts receivable. The Credit Facility bore interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% in 2014 and 2013) on outstanding balances. The Credit Facility expired November 30, 2014, and all amounts borrowed were repaid by the expiration date. For the year ended December 31, 2014, the Company paid interest of approximately $48,000 related to the Credit Facility.

Loan Agreement

The Company’s 2012 loan agreement for 12.5 million RMB (approximately $2.0 million) with Shanghai Pudong Development Bank Co. Ltd. expired August 29, 2013. All amounts borrowed were repaid by the expiration date. The loan bore interest on borrowed funds at 7.5%. For the years ended December 31, 2013 and 2012, the Company paid interest of approximately $81,000 and $11,000, respectively, related to this loan agreement.

Note 13 — Restructuring Charges

In December 2013, the Company announced a plan to significantly reduce its workforce by approximately 175 employees, from approximately 650 full-time employees, primarily in sales and marketing that were included in the Company's China segment. The restructuring was decided as a result of the non-renewal of the Company’s distribution agreement with Sanofi as of December 31, 2013. The decision resulted in severance-related charges of approximately $1.2 million recognized to restructuring expense in the consolidated statement of income for the year ended December 31, 2013. As of December 31, 2014, the Company had paid all but an insignificant portion of the restructuring related charges.

In March 2012, the Company implemented a reduction in its workforce of 11 full-time employees, primarily in research and development that were included in the Company’s Rest of the World (including the US and Hong Kong) segment. The restructuring followed the discontinuation of the Company’s SCV-07 phase 2b clinical trial. The reduction in workforce resulted in severance-related charges of approximately $1.1 million recognized to restructuring expense in the consolidated statement of income for the year ended December 31, 2012. As of December 31, 2013, the Company had completed its SCV-07 restructuring activities.

Note 14 — Income Taxes

The Company recorded income tax provision (benefit) of $1.2 million, $2.2 million, and ($3.3) million, for the years ended December 31, 2014, 2013, and 2012, respectively, related to its operations in China. The Company’s statutory tax rate in China was 25% in 2014, 2013 and 2012. The Company has not recorded any significant US federal or state income taxes for the years ended December 31, 2014, 2013, and 2012. Undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested outside the US and for which no US taxes have been provided amounted to approximately $138.3 million as of December 31, 2014. Upon distribution of those earnings, the Company may be subject to US federal and state income taxes, although determining the amount is not practicable as it is dependent on a variety of factors, including but not limited to the amounts of US tax loss carryforwards and tax credit carryforwards available at the time of the repatriation. Based on our current operating plan, the Company does not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted, the Company will accrue for income taxes not previously recognized.

The domestic and foreign components of income (loss) before provision (benefit) for tax for the years ended December 31 are as follows (in thousands):

	2014	2013	2012
Domestic	$(8,496)	$(17,168)	$(11,541)
Foreign	34,873	30,374	17,813
Pre-tax income	$26,377	$13,206	$6,272

A reconciliation of tax at the statutory federal income tax rate of 34% to the actual tax provision (benefit) for the years ended December 31 is as follows (in thousands):

	2014	2013	2012
Tax at federal statutory rate	$8,968	$4,490	$2,132
Foreign income tax at different rates	(10,788)	(8,383)	(10,405)
Taxable dividend from foreign subsidiary	—	—	11,900
Uncertain tax positions accrual	127	297	999
Change in valuation allowance	2,672	5,254	(7,945)
Stock-based compensation	2	(87)	(41)
Non deductible expenses	189	670	11
Other	(1)	1	1
Income tax provision (benefit)	$1,169	$2,242	$(3,348)

The provision (benefit) for income taxes for the years ended December 31 consisted of the following (in thousands):

	2014	2013	2012
Federal	$—	$—	$—
State	1	1	1
Foreign	1,489	2,032	3,445
Total current	1,490	2,033	3,446
Federal	—	—	—
State	—	—	—
Foreign	(321)	209	(6,794)
Total deferred	(321)	209	(6,794)
Income tax provision (benefit)	$1,169	$2,242	$(3,348)

During the year ended December 31, 2012, the Company identified an impairment indicator with respect to its intangible assets related to its promotion and distribution contract rights and recorded a charge of $42.7 million to recognize the full impairment of the assets. The Company recorded an income tax benefit of $6.8 million due to the impairment of the intangible assets as a result of the reversal of the deferred tax liabilities associated with the intangible assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$37,513	$33,654
Research and development credit carryforwards	10,615	10,498
Intangibles	395	337
Other	2,527	2,867
Gross deferred tax assets	51,050	47,356
Valuation allowance	(50,724)	(47,350)
Total deferred tax assets	326	6
Deferred tax liabilities:
Other	—	—
Total deferred tax liabilities	—	—
Net deferred tax assets	$326	$6

Realization of deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been largely offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $3.4 million, $4.4 million, and ($7.7) million in the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $110.3 million that expire in the years 2020 through 2034, and federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.2 million that expire in the years 2018 through 2034. As of December 31, 2014, the Company had state net operating loss carryforwards of approximately $26.9 million that expire in the years 2015 through 2030, if not utilized, and state research and development tax credit carryforwards of approximately $2.2 million that do not expire. Approximately $3.7 million of the valuation allowance relates to benefits associated with stock option deductions that, when recognized, will be credited directly to stockholders' equity.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

As of December 31, 2014, the unrecognized tax benefit was $5.9 million, of which $2.2 million, if recognized would affect the effective tax rate, and $3.7 million, if recognized, would be offset by a change in the valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31 is as follows (in thousands):

	2014	2013	2012
Balance beginning of period	$6,138	$6,053	$5,715
Tax positions related to current year:
Additions for current year items	32	36	1,050
Additions for prior year items	—	88	—
Reductions for prior year items	(206)	(115)	(747)
Changes for foreign currency translation	(88)	76	35
Balance end of period	$5,876	$6,138	$6,053

Tax years 1995-2014 remain open to examination by the major US taxing jurisdictions to which the Company is subject. The Internal Revenue Service concluded its examinations of the Company’s 2011, 2009 and 2008 US federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years. The Company’s China operations are generally subject to examination under China tax law for a period of five years and those five years remain open for examination. Although the outcome of income tax examinations is uncertain, and the amounts ultimately paid, if any, on resolution of any issues raised by the taxing authorities may differ materially from the amounts accrued for each year, the Company does not anticipate any material change to the amount of its unrecognized tax benefits over the next 12 months.

Note 15 — Stockholders’ Equity

Stock Award Plans

The Company’s 2005 Equity Incentive Plan (the “2005 Plan”) has reserved 13,600,000 shares of common stock for issuance. The 2005 Plan permits the grant of incentive stock options, nonstatutory stock options, restricted stock units, performance shares and other forms of equity compensation. As of December 31, 2014, approximately 2,241,000 shares of common stock were available for future issuance under the 2005 Plan. Under the 2005 Plan, options are exercisable upon conditions determined by the board of directors and expire ten years from the date of grant. Options are generally granted at fair market value on the date of grant and vest over time, generally four years, or on achievement of certain performance conditions. See Stock-Based Compensation.

The Company’s 2004 Outside Directors Stock Option Plan (the “2004 Director Plan”) had reserved 1,765,000 shares of common stock for issuance. The 2004 Director Plan automatically granted nonqualified stock options to nonemployee directors on their appointment or first election to the Company’s board of directors (“Initial Grant”) and annually on their reelection to the board of directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). Under the 2004 Director Plan, options were granted at fair market value on the date of grant and expire ten years from the date of grant. Initial Grants become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, and Annual Grants become exercisable in twelve equal monthly installments from the date of grant, subject in each case to the director’s continuous service on the Company’s board of directors. As of December 31, 2014,  no shares of common stock were available for future issuance under the 2004 Director Plan. Although the 2004 Director Plan has expired, the outstanding stock options relating to it are fully valid.

Certain stock option awards are subject to accelerated vesting if there is a change in control.

The Company issues new shares on exercise, for release of restricted stock units, and for issuance of stock under its employee stock ownership plan.

Stock-Based Compensation

The following table summarizes the stock-based compensation expenses included in the Company’s consolidated statements of income (in thousands):

	For the Year Ended December 31,

	2014	2013	2012
Sales and marketing	$1,031	$1,113	$1,169
Research and development	104	122	212
General and administrative	2,330	2,772	2,516
	$3,465	$4,007	$3,897

Compensation cost capitalized in inventory was approximately $0.1 million for the years ended December 31, 2014, 2013, and 2012. There has been no income tax benefit recognized in the income statement for share-based compensation arrangements.

Valuation Assumptions

The fair value of awards granted under the Company’s stock option and ESPP plans is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended December 31:

	2014	2013	2012
Risk-free interest rate:
Time-based stock options	1.61%	1.02%	0.92%
Performance-based stock options	N/A	1.22	0.96
ESPP	0.04	0.06	0.09
Volatility factor of the market price of the Company's common stock:
Time-based stock options	57.96%	64.12%	63.79%
Performance-based stock options	N/A	63.20	63.66
ESPP	42.50	37.36	56.79
Weighted-average expected life (years):
Time-based stock options	5.00	5.10	5.21
Performance-based stock options	N/A	5.04	5.22
ESPP	0.25	0.25	0.25
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s history and expectations of no dividend payouts. Expected volatility is based on the historical volatility of the Company’s stock. The expected term of options granted is derived from historical data on employee exercises and terminations.

Stock Options

The following table summarizes stock option activity as of December 31, 2014, 2013 and 2012, and changes during the years then ended are presented below (in thousands, except per share and term amounts):

	Options Outstanding

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Balance as of January 1, 2012	6,915	$3.46	6.98	$8,130
Options forfeited	(1,536)	5.13
Options granted	1,889	6.14
Options exercised	(1,270)	2.66
Balance as of December 31, 2012	5,998	$4.05	6.06	$5,575
Options forfeited	(966)	5.45
Options granted	1,637	4.76
Options exercised	(574)	2.82
Balance as of December 31, 2013	6,095	$4.14	5.66	$7,199
Options forfeited	(705)	5.10
Options granted	1,740	4.85
Options exercised	(1,233)	4.43
Balance as of December 31, 2014	5,897	$4.17	6.08	$27,066
Vested and expected to vest after December 31, 2014	5,445	$4.11	5.84	$25,342
Exercisable as of December 31, 2014	3,397	$3.60	4.09	$17,537

During 2013, the Company extended the period in which two of the Company’s board members could exercise their outstanding vested stock options following the cessation of their service to the Company from ninety days to the second anniversary of the date of cessation of service which was on June 27, 2013. The Company recorded expense of approximately $0.2 million for the year ended

December 31, 2013 related to these modifications. In addition, the Company extended the period in which two former employees of the Company could exercise their outstanding vested stock options following the cessation of their service to the Company from ninety days to the one year anniversary of the date of cessation of their services. The Company recorded expense of approximately $0.1 million for the year ended December 31, 2013 related to these modifications.

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest on meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. If it is subsequently determined that the performance goal is not probable of achievement, the expense related to the performance-based option is reversed. For years ended December 31, 2014, 2013, and 2012, the Company recognized approximately $0.1 million, $39,000,  and $36,000, respectively, of expense related to performance-based options.

The weighted-average fair value of stock options granted for the years ended December 31, 2014, 2013, and 2012 was $2.43,  $2.56,  and $3.36, respectively. The intrinsic value of options at time of exercise was $2.4 million, $1.3 million, and $4.5 million, for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated fair value of options vested for the years ended December 31, 2014, 2013, and 2012 was $3.2 million, $3.8 million, and $4.1 million, respectively. As of December 31, 2014, unamortized compensation expense related to unvested options was approximately $4.4 million, net of forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.58 years. Cash received from stock option exercises was $5.5 million, $1.6 million, and $3.4 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

RSUs

The following table summarizes RSU activity as of December 31, 2014,  2013 and 2012 and changes during the years then ended are presented below (in thousands):

	Restricted Stock Units
	Outstanding

	Number	Aggregate
	of	Intrinsic
	Shares	Value
Balance as of January 1, 2012	177	$758
Awarded	190
Vested/Released	(47)
Forfeited	(60)
Balance as of December 31, 2012	260	$1,121
Awarded	170
Vested/Released	(39)
Forfeited	(23)
Balance as of December 31, 2013	368	$1,857
Awarded	7
Vested/Released	(212)
Forfeited	(4)
Balance as of December 31, 2014	159	$1,393
Vested and expected to vest after December 31, 2014	140	$1,222
Exercisable as of December 31, 2014 (Vested and deferred)	—	—

The RSUs generally vest 25% approximately one year after grant date with the remaining shares vesting either approximately annually or quarterly in equal installments over a three-year period, depending on the terms of the grant. The weighted average fair value at grant date of the RSUs was $4.52,  $4.98, and $6.49 for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there was approximately $0.3 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average remaining period of approximately 1.28 years.

Employee Stock Purchase Plan

As of December 31, 2014,  1,300,000 shares of the Company’s common stock are reserved for issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may choose to have up to 15% of their salary withheld to purchase the Company's common stock and may purchase up to 1,000 shares per offering period. Each offering under the ESPP is for a three-month period. The purchase price of the stock issued under the ESPP will be equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering or on the final day of the offering period. As of December 31, 2014, 456,819 shares of common stock were available for issuance under the ESPP.

Repurchase of Common Stock

In July 2014, the Company’s Board of Directors approved an increase of $15.0 million to the existing $50.5 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to approximately $65.5 million. In addition, the Board of Directors approved extending the repurchase program through December 31, 2015. The Company repurchased and retired 3,822,434,  2,404,034,  and 4,709,651 shares at a cost of $24.4 million, $12.5 million, and $24.8 million during the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, $0.3 million of the $65.5 million share repurchase program authorized by the Board was available for future share repurchases.

Repurchased shares have been retired and constitute authorized but unissued shares. Upon repurchase, the Company eliminates the par value associated with the retired shares, and the excess price of the repurchase above par value is charged to retained earnings (accumulated deficit).

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

Note 16 — Accumulated Other Comprehensive Income (Loss)

Changes in the composition of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total

Balances as of January 1, 2012	$2,430	$(86)	$2,344
Other comprehensive income	625	19	644
Balances as of December 31, 2012	3,055	(67)	2,988
Other comprehensive income (loss) before reclassifications	1,121	(4)	1,117
Amounts reclassified out of accumulated other comprehensive income (loss) to other income (expense), net	—	71	71
Net other comprehensive income	1,121	67	1,188
Balances as of December 31, 2013	4,176	—	4,176
Other comprehensive loss	(912)	—	(912)
Balances as of December 31, 2014	$3,264	$—	$3,264

Note 17 — 401(k) Plan

The Company has a pre-tax savings plan covering most US employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions. Company contributions, which can be terminated at the Company's discretion, were approximately $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 18 — Licensing Agreements

The Medicines Company

In December 2014, the Company entered into a strategic partnership for two cardiovascular products in China. The partnership includes an agreement granting SciClone a license and the exclusive rights in China to promote two products of The Medicines Company including Angiomax® (bivalirudin) for Injection for which a Phase 3 registration trial was completed in China and is currently under review by the China Food and Drug Administration for marketing approval, and Cleviprex® (clevidipine) Injectable Emulsion, for which a clinical trial application (CTA) for China was filed in 2013. Under the terms of the agreement, SciClone will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products in the China market (excluding Hong Kong and Macao). SciClone has also agreed to participate in the China registration process for both products. Financial terms of the agreement, in addition to net sales royalties payable to The Medicines Company, include the following additional payments to The Medicines Company: an upfront payment; a product support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

Zensun

On May 13, 2013, the Company, through a designated affiliate, entered into a framework agreement with Zensun for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The China food and Drug Administration informed Zensun in 2014 that its Phase 2 clinical study data is insufficient, and has asked Zensun to submit a New Drug Application once the ongoing Phase 3 clinical study reaches its endpoints.

The Zensun framework agreement provides the principal terms of the arrangement and the two parties have also entered into a supplemental license and supply agreement.

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

In addition, the Company has agreed to provide a collateralized loan to Zensun of up to approximately $12.0 million. Refer to Note 6 “Loans Receivable” for further information on the loans to Zensun.

Taiwan Liposome Company (“TLC”)

In June 2013, the Company entered into an agreement with TLC granting the Company a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow®  for the treatment of peripheral arterial disease (“PAD”) and other indications. Under the terms of the agreement, TLC will be responsible for the continued development, including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and the Company will be responsible for all aspects of commercialization including pre-and post-launch activities. TLC was recently notified by the CFDA that ProFlow did not receive clinical trial approval and TLC is in the process of appealing the decision.

The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a collaboration and license agreement. Financial terms of the agreement include clinical and regulatory milestone payments and sales milestone payments up to an aggregate of $39.5 million.

For the years ended December 31, 2014 and 2013, the Company recorded upfront payments totaling $11.0 million and $5.0 million, respectively, in research and development expense related to its licensing arrangements.

Note 19 — Contingencies

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

The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. However, the Company previously determined that a payment of at least $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, the Company recorded $2.0 million of operating expense in its fourth quarter 2013 results of operations to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. The Company has monitored developments in the investigations since that time and has not determined that any further adjustments to the estimated loss are both probable and reasonable estimable. Any actual fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially differ and could be higher than the amount of the $2.0 million estimated loss and could materially impact the Company’s financial statements. The Company will re-assess the potential liability each quarter and may adjust its estimates accordingly in future periods if it determines that a different amount is both probable of being incurred and is reasonably estimable.

NovaMed was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 3, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any products rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed. On April 30, 2014, NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC and no hearing has taken place yet. The amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

On March 11, 2013, Adam Crum filed a derivative lawsuit, purportedly in the name of SciClone, against Friedhelm Blobel, Gary Titus, Jon Saxe, Peter Barrett, Richard Hawkins, Gregg Lapointe and Ira Lawrence in California Superior Court, San Mateo County, captioned Crum v. Blobel, et al., Case No. CIV520331. The lawsuit alleges, based on the restatement of the Company’s consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2011 and 2012, that the Board of Directors and management breached their fiduciary duties to the Company by not exercising oversight in such a way that they allowed the Company to file consolidated financial statements that were materially inaccurate. Plaintiff asserts claims for breach of fiduciary duty, abuse of control and mismanagement. Plaintiff seeks, among other things, injunctive relief, disgorgement, undisclosed damages and attorneys’ fees and costs. The Company and other defendants filed motions to dismiss the complaint. The court granted the motions to dismiss but allowed plaintiff to amend the complaint. An amended complaint was filed on September 19, 2014. On October 24, 2014, the defendants filed motions to dismiss the amended complaint. On December 5, 2014, the court dismissed the lawsuit in its entirety. Plaintiff did not file an appeal and the matter is finally resolved.

Note 20 — Segment Information and Geographic Data

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

Summary information by operating segments is as follows (in thousands):

	For the Year Ended December 31,

	2014		2013		2012
Revenue:
China	$130,311		$122,616		$152,227
Rest of the World (including the US and Hong Kong)	4,479		4,442		4,042
Total net revenues	$134,790		$127,058		$156,269
Income (loss) from operations:
China	$35,630	(1)	$30,557	(2)	$4,216	(5)
Rest of the World (including the US and Hong Kong)	(9,646)		(20,128)	(3)	2,194	(6)
Total income from operations	$25,984		$10,429		$6,410
Non-operating income (expense):
China	$412		$233		$(122)
Rest of the World (including the US and Hong Kong)	(19)		2,544	(4)	(16)
Total non-operating income (expense)	$393		$2,777		$(138)
Income (loss) before provision (benefit) for income tax:
China	$36,042		$30,790		$4,094
Rest of the World (including the US and Hong Kong)	(9,665)		(17,584)		2,178
Total income before provision (benefit) for income tax	$26,377		$13,206		$6,272

(1)	Operating income for the China segment for the year ended December 31, 2014 includes upfront payments totaling $11.0 million related to the Company’s licensing arrangements.
(2)

Operating income for the China segment for the year ended December 31, 2013 includes upfront payments totaling $5.0 million related to the Company’s licensing arrangements and $1.2 million in restructuring charges related to the non-renewal of the Company’s promotional agreements with Sanofi.

(3)

Operating loss for the Rest of the World segment includes $2.0 million of expense that the Company recorded for the year ended December 31, 2013 to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies related to the SEC and DOJ ongoing investigations.

(4)	Non-operating income (expense) for the Rest of the World segment for the year ended December 31, 2013 includes the escrow settlement of $2.6 million recorded to other income.
(5)	The operating income for the China segment for the year ended December 31, 2012, includes the $42.7 million impairment charge for intangible assets.
(6)	Operating income (loss) for the Rest of the World segment includes the change in the fair value of the contingent consideration in 2012.

Long-lived assets as of December 31, 2014 by operating segment are as follows (in thousands):

China	$41,092
Rest of the World (including the US and Hong Kong)	542
Total long-lived assets	$41,634

Note 21 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended

	(in thousands, except per share amounts)
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Product sales, net	$26,064	$31,551	$33,621	$40,737
Promotion services revenue	501	962	666	688
Cost of product sales	4,561	5,011	6,005	7,425
Net income	4,134	9,640	7,915	3,519	(1)
Basic net income per share	$0.08	$0.19	$0.16	$0.07
Diluted net income per share	$0.08	$0.18	$0.15	$0.07

	Three Months Ended

	(in thousands, except per share amounts)
	March 31,	June 30,		September 30,		December 31,
	2013	2013		2013		2013
Product sales, net	$20,533	$21,683		$25,273		$31,925
Promotion services revenue	9,273	7,609		9,953		809
Cost of product sales	4,618	3,205		3,808		6,037
Net income (loss)	4,203	(1,983)	(2)	8,708	(3)	36	(4)
Basic net income (loss) per share	$0.08	$(0.04)		$0.16		$0.00
Diluted net income (loss) per share	$0.08	$(0.04)		$0.16		$0.00

(1)	During the three months ended December 31, 2014, the Company recorded upfront payments totaling $11.0 million in research and development expense related to its licensing arrangements.
(2)	During the three months ended June 30, 2013, the Company recorded upfront payments totaling $5.0 million in research and development expense related to its licensing arrangements.
(3)

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

(4)

During the three months ended December 31, 2013, the Company recorded $2.0 million of operating expense to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies related to the SEC and DOJ ongoing investigations.

Note 22 — Subsequent Event

In February 2015, the Company’s Board of Directors approved an increase of $15 million to the existing $65.5 million share repurchase program initiated in October 2011, bringing the total authorized under the program since inception to approximately $80.5 million. The Company repurchased and retired 28,651 shares at a cost of $0.3 million from January 1, 2015 through March 10, 2015 under its share repurchase program. As of March 10, 2015, $15 million was available for future share repurchase.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer (“CEO”) and our Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, management carried out an evaluation under the supervision and with the participation of the CEO and the CFO of the effectiveness of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective at December 31, 2014.

Management's Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the results of our assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 as stated in their report, which is referenced in the index appearing under Item 8.

Changes in Internal Controls

Changes in Internal Controls

During the quarter ended December 31, 2014, management continued its implementation and operation of corporate monitoring controls and other controls to provide increased oversight of our China operations. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2014.

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement affecting the financial statements will not be prevented or detected on a timely basis. At December 31, 2013, we concluded that a material weakness existed in our internal control over financial reporting related to the effectiveness of our corporate monitoring controls, including those designed to provide oversight of our China operations. For further description of this previously reported material weakness, please refer to our 2013 Annual Report on Form 10-K. In response to the material weakness previously reported, management had implemented in 2013, and continued to implement in 2014, additional corporate monitoring controls and other controls to provide increased oversight of our China operations. Certain of these controls had only been implemented and formalized as of the fourth quarter of 2013, and therefore previously had not yet operated for a sufficient number of consecutive quarterly periods, in order to permit us to conclude on the effectiveness of such controls. During the year ended December 31, 2014 and as of December 31, 2014, management assessed the implementation of additional controls and the operating effectiveness of existing controls. Due to our remediation efforts implemented during fiscal 2014, and given that sufficient time had passed to allow us to evaluate the effectiveness of such efforts, management was able to conclude that the previously reported material weakness had been remediated.

Item 9B.Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, in each case, not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by Item 401 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “Proposal No. 1 Election of Directors – Nominees,” and “Proposal No. 1 Corporate Governance – Board Meetings and Committees.” Information relating to the executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Executive Compensation and Other Matters – Executive Officers”.

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

Item 11.Executive Compensation

The information required by this Item 11 is incorporated by reference from the Proxy Statement under the captions “Executive Compensation and Other Matters” and “Corporate Governance.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our compensation plans in effect as of December 31, 2014 (in thousands, except per share amounts):

	Number of	Weighted-	Number of securities
	securities	average exercise	remaining available for
	to be issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities
	and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan	—	—	457
2004 Outside Directors Stock Option Plan	921	$4.14	—
2005 Equity Incentive Plan	5,135	$4.18	2,241
Equity compensation plans not approved by security holders:	—	—	—
Total	6,056	$4.17	2,698

The information required by Item 403 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “Executive Compensation and Other Matters – Security Ownership of Certain Beneficial Owners and Management.”

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Executive Compensation and Other Matters  – Transactions with Related Persons” and “Corporate Governance – Director Independence.”

Item 14.Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the Proxy Statement under the caption “Proposal No. 3 Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees.”

PART IV

Item 15.Exhibits, Financial Statement Schedules

Item 15 (a).The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8, Part II on pages 57-88 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2014.

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014.

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2014.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules.  The following schedule required to be filed by Item 8 of this form and Item 15(d) is contained on page 98 of this Report:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2014.

All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Refer to Item 15(b) below.

Item 15 (b).     Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.
3(i).2(13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3(i).3(7)

Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(8)	Amended and Restated Bylaws.
4(6)

Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(17)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on June 25, 2012.
10.2(5)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.
10.3(2) **	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.
10.4(3)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.
10.5(4)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.
10.6(4)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.
10.7(9)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.
10.8(10)**	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.
10.9(10)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.
10.10(11)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.
10.11(18)**	Description of Executive Incentive Plan.
10.12(12)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.
10.13(12)**	Amendment No. 2 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.
10.14(12)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.
10.15(15)**	Change in Control Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.16(15)**	Executive Severance Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.
10.17(16)**	Change in Control Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.
10.18(16)**	Executive Severance Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.
10.19(14)**	Form of Amendment to Change in Control Agreements between SciClone Pharmaceuticals, Inc. and Executive Officers effective August 4, 2011.
10.20(18)*

Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.21(19) **	Employment Agreement with Hong Zhao, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.22(19) **	Change in Control Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.
10.23(19) **	Executive Severance Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.
10.24(19) **	Sign On Bonus Letter, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.25(20) **	Employment Agreement with Wilson W. Cheung effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.26(20) **	Change in Control Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.27(20) **	Executive Severance Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.28(20) *	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.
10.29(20) *	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.
10.30(21)**	Employment Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.
10.31(21)**	Executive Severance Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.
10.32(21)**	Change in Control Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.
10.33(22)	Second Amendment, dated December 20, 2013, between SciClone Pharmaceuticals, Inc. and CA-Metro Center Limited Partnership.
10.34(23) **	Employment Agreement with Chun Cai Meng, effective February 9, 2014, by and between Chun Cai Meng and SciClone Pharmaceuticals Hong Kong Ltd.
10.35(23) **	Change in Control Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc.
10.36(23) **	Executive Severance Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.
21.1(24)	Subsidiaries of Registrant.
23.1(24)	Consent of Independent Registered Public Accounting Firm.
23.2(24)	Consent of Independent Registered Public Accounting Firm.
24.1(24)	Power of Attorney. See page 97.
31.1(24)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(24)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(25)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(25)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(24)

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013 (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 2014, 2013 and 2012 and (vi) Notes to the Consolidated Financial Statements.

**
*

Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on October 31, 2003.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 8, 2007.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2014.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 1, 2008.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 9, 2010.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 9, 2011.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 8, 2012.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 9, 2012.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 7, 2012.
(18)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013.
(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on August 9, 2013.
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013.
(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2014.
(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on May 12, 2014.
(24)	Filed herewith.
(25)	Furnished herewith.

Item 15 (c). See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: March 12, 2015	/s/ Wilson W. Cheung

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

Signature	Title	Date
/S/ FRIEDHELM BLOBEL, PH.D. (Friedhelm Blobel, Ph.D.)	President and Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2015

/S/ WILSON W. CHEUNG (Wilson W. Cheung)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015

/S/ JON S. SAXE (Jon S. Saxe)	Chairman of the Board of Directors	March 12, 2015

/S/ NANCY T. CHANG, PH.D. (Nancy T. Chang, Ph.D.)	Director	March 12, 2015

/S/ RICHARD J. HAWKINS (Richard J. Hawkins)	Director	March 12, 2015

/S/ GREGG A LAPOINTE (Gregg A. Lapointe)	Director	March 12, 2015

/S/ SIMON LI (Simon Li)	Director	March 12, 2015

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCICLONE PHARMACEUTICALS, INC.

Receivables and Product Returns Reserves (in thousands):

	Balance at	Charges for		Deductions for	Deductions for	Balance at
	Beginning of	Amounts		Amounts	Amounts	End of
	Period	Reserved		Recovered	Written Off	Period
Receivables Reserve:
Year Ended December 31, 2014	$(3,587)	$—		$1,500	$1,089	$(998)
Year Ended December 31, 2013	$(1,046)	$(2,541)	(1)	$—	$—	$(3,587)
Year Ended December 31, 2012	$—	$(1,046)	(2)	$—	$—	$(1,046)

Reserve for Product Returns:
Year Ended December 31, 2014	$—	$(66)		$—	$—	$(66)
Year Ended December 31, 2013	$(123)	$—		$123	$—	$—
Year Ended December 31, 2012	$(116)	$(58)		$51	$—	$(123)

(1)	For the year ended December 31, 2013, the charges for amounts reserved included $2.5 million of general and administrative expense related to bad debt that was uncertain of collection.
(2)

For the year ended December 31, 2012, the charges for amounts reserved included $1.0 million recorded as a reduction in product revenue relating to price concessions that were recorded to the accounts receivable reserve.

INDEX TO EXHIBITS

Exhibit
Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.
3(i).2(13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3(i).3(7)

Certificate of Designation, Preferences and Rights of the Terms of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc. with the Secretary of State of the State of Delaware as of December 22, 2006.

3(ii).1(8)	Amended and Restated Bylaws.
4(6)

Rights Agreement, effective as of December 19, 2006, between the Company and Mellon Investor Services LLC, as rights agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(17)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on June 25, 2012.
10.2(5)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.
10.3(2) **	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.
10.4(3)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.
10.5(4)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.
10.6(4)**	Change in Control Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.
10.7(9)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.
10.8(10)**	Amendment No. 1 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.
10.9(10)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.
10.10(11)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.
10.11(18)**	Description of Executive Incentive Plan.
10.12(12)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.
10.13(12)**	Amendment No. 2 to Change of Control Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.
10.14(12)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.
10.15(15)**	Change in Control Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.
10.16(15)**	Executive Severance Agreement effective June 11, 2012 by and between Min Yin and SciClone Pharmaceuticals, Inc.

10.17(16)**	Change in Control Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.
10.18(16)**	Executive Severance Agreement effective August 3, 2012 by and between Lan Xie and SciClone Pharmaceuticals, Inc.
10.19(14)**	Form of Amendment to Change in Control Agreements between SciClone Pharmaceuticals, Inc. and Executive Officers effective August 4, 2011.
10.20(18)*

Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.21(19) **	Employment Agreement with Hong Zhao, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.22(19) **	Change in Control Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.
10.23(19) **	Executive Severance Agreement effective April 1, 2013 by and between Hong Zhao and SciClone Pharmaceuticals, Inc.
10.24(19) **	Sign On Bonus Letter, effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.25(20) **	Employment Agreement with Wilson W. Cheung effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.26(20) **	Change in Control Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.27(20) **	Executive Severance Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.28(20) *	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.
10.29(20) *	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.
10.30(21)**	Employment Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.
10.31(21)**	Executive Severance Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.
10.32(21)**	Change in Control Agreement with Raymond Low, effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.
10.33(22)	Second Amendment, dated December 20, 2013, between SciClone Pharmaceuticals, Inc. and CA-Metro Center Limited Partnership.
10.34(23) **	Employment Agreement with Chun Cai Meng, effective February 9, 2014, by and between Chun Cai Meng and SciClone Pharmaceuticals Hong Kong Ltd.
10.35(23) **	Change in Control Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc.
10.36(23) **	Executive Severance Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc.
14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1(24)	Subsidiaries of Registrant.
23.1(24)	Consent of Independent Registered Public Accounting Firm.
23.2(24)	Consent of Independent Registered Public Accounting Firm.
24.1(24)	Power of Attorney. See page 97.
31.1(24)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(24)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(25)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(25)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(24)

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013 (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 2014, 2013 and 2012 and (vi) Notes to the Consolidated Financial Statements.

*

Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on October 31, 2003.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 8, 2007.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2014.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 1, 2008.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 9, 2010.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 9, 2011.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 8, 2012.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 9, 2012.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 7, 2012.
(18)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013.
(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on August 9, 2013.
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013.
(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 12, 2013.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2014.
(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on May 12, 2014.
(24)	Filed herewith.
(25)	Furnished herewith.