Form 10-Q
period 2015-03-31
SCICLONE PHARMACEUTICALS INC
filed 2015-05-11
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☐     No     ☒

As of May 5,  2015,  49,601,589 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$96,036	$86,228
Accounts receivable, net of allowances of $1,539 and $998 as of March 31, 2015 and December 31, 2014, respectively	32,426	40,268
Inventories	8,934	10,703
Short-term investments	75	75
Prepaid expenses and other current assets	2,332	2,597
Deferred tax assets	253	326
Total current assets	140,056	140,197
Property and equipment, net	2,499	1,848
Goodwill	34,521	34,521
Other assets	5,266	5,265
Total assets	$182,342	$181,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,415	$5,311
Accrued and other current liabilities	16,316	20,536
Deferred revenue	110	596
Total current liabilities	18,841	26,443
Other long-term liabilities	87	114
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 49,826,185 and 49,948,897 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	50	50
Additional paid-in capital	288,980	287,108
Accumulated other comprehensive income	3,320	3,264
Accumulated deficit	(128,936)	(135,148)
Total stockholders’ equity	163,414	155,274
Total liabilities and stockholders’ equity	$182,342	$181,831

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Product sales, net	$33,168	$26,064
Promotion services	400	501
Total net revenues	33,568	26,565
Operating expenses:
Cost of product sales	4,597	4,561
Sales and marketing	11,057	9,834
Research and development	1,088	1,476
General and administrative	7,343	6,033
Total operating expenses	24,085	21,904
Income from operations	9,483	4,661
Non-operating income (expense):
Interest and investment income	112	19
Interest and investment expense	—	(29)
Other expense, net	(63)	(119)
Income before provision for income tax	9,532	4,532
Provision for income tax	570	398
Net income	$8,962	$4,134

Basic net income per share	$0.18	$0.08
Diluted net income per share	$0.17	$0.08

Weighted average shares used in computing:
Basic net income per share	49,964	52,026
Diluted net income per share	52,278	53,234

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$8,962	$4,134
Other comprehensive income (loss), net of income tax
Foreign currency translation	56	(859)
Total other comprehensive income (loss)	56	(859)
Total comprehensive income	$9,018	$3,275

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$8,962	$4,134
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	806	882
Provision for doubtful accounts	541	—
Depreciation and amortization	231	207
Loss on disposal of fixed assets	1	15
Deferred income taxes	73	—
Other long-term liabilities	(26)	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	7,296	7,516
Inventories	1,794	1,188
Prepaid expenses and other assets	417	(288)
Accounts payable	(3,081)	(4,189)
Accrued and other current liabilities	(4,233)	(5,324)
Deferred revenue	(486)	5
Net cash provided by operating activities	12,295	4,117
Investing activities:
Purchases of property and equipment	(808)	(111)
Net cash used in investing activities	(808)	(111)
Financing activities:
Repurchase of common stock including commissions	(2,737)	(2,569)
Proceeds from issuances of common stock, net	1,007	248
Net cash used in financing activities	(1,730)	(2,321)
Effect of exchange rate changes on cash and cash equivalents	51	(18)
Net increase in cash and cash equivalents	9,808	1,667
Cash and cash equivalents, beginning of period	86,228	85,803
Cash and cash equivalents, end of period	$96,036	$87,470

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The Company prepared the unaudited condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited condensed consolidated balance sheet data as of December 31, 2014 is derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Customer Concentration

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For the Company’s proprietary product ZADAXIN®, the Company manufactures its product using its US and European contract manufacturers, and it generates its product sales revenue through sales of ZADAXIN products to Sinopharm Holding Hong Kong Co. Ltd. (“Sinopharm”). Sinopharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. The Company’s ZADAXIN sales occur when the importer purchases product from the Company, without any right of return except for damaged product or quality control issues and passage of title and risk of loss are transferred to Sinopharm at the time of shipment. After the Company’s sale of ZADAXIN to the importer, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier local or regional distributors who, in turn, sell products to hospitals and pharmacies. The Company’s other product sales revenues result from the sale of the Company’s in-licensed products to importing agents and distributors.

Promotion services revenues result from fees received for exclusively promoting products for certain pharmaceutical partners. These importing agents, distributors and partners are the Company’s customers.

Sinopharm contributed 91% and 94% of the Company’s total net revenue for the three-month periods ended March 31, 2015 and 2014, respectively, which revenues related to the Company’s China segment. There were no other customers that exceeded 10% of the Company’s total net revenue in the periods presented.

As of March 31, 2015, approximately $30.4 million, or 89%, of the Company's accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers.

Accounts Receivable

Receivable Reserve. The Company records a receivable reserve based on a specific review of its overdue invoices. The Company’s estimate for a reserve is determined after considering its existing contractual payment terms, payment patterns of its customers and individual customer circumstances, the age of any outstanding receivables and its current customer relationships. Accounts receivable are written off at the point when they are considered uncollectible.

As of March 31, 2015, the Company had a receivable reserve of $1.5 million. The reserve includes $0.9 million from one customer that is more than one year past due. During 2014, the Company’s subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with this customer providing for settlement of the $0.9 million remaining receivable balance to be paid in installments as follows: (i) $400,000 before May 31, 2015, and (ii) the remaining balance of $500,000 to be paid by December 31, 2015. The Company will continue to maintain a full reserve on the remaining outstanding accounts receivable balance from this customer until payments are received. As of March 31, 2015, the Company had $0.5 million in fully reserved accounts receivable from another customer that were past due. The Company recognized the $0.5 million of bad debt expense in general and administrative expense during the three months ended March 31, 2015 due to uncertainty regarding the collectability of the customer’s outstanding receivable balance.

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

As of March 31, 2015 and December 31, 2014, the Company’s revenue reserves were $0 and $0.1 million, respectively.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items, including pharmaceutical products approaching their expiration dates. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value. For the three-month periods ended March 31, 2015 and 2014, the Company did not record any write-downs related to inventory.

Loans Receivable

Loans receivable are due from a single third party (see Note 4). Loans are initially recorded, and continue to be carried, at unpaid principal balances under “other assets” on the unaudited condensed consolidated balance sheet. Carried balances are subsequently adjusted for payments of principal or adjustments to the allowance for loan losses to account for any impairment. Interest income is recognized over the term of the loans and is calculated using the simple-interest method, as the loans do not have associated premium or discount. If the loans were to experience impairment, interest income would not be recognized unless the likelihood of further loss was remote.

Although the measurement basis is unpaid principal (as adjusted for subsequent payments or impairment), not fair value, the loans receivable would qualify as Level 3 measurements under the fair value hierarchy (Note 2) due to the presence of significant unobservable inputs related to the counterparty, which is a private entity.

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of March 31, 2015 and December 31, 2014, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income	$8,962	$4,134
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	49,964	52,026
Effect of dilutive securities	2,314	1,208
Weighted-average shares outstanding used to compute diluted net income per share	52,278	53,234
Basic net income per share	$0.18	$0.08
Diluted net income per share	$0.17	$0.08

For the three months ended March 31, 2015 and 2014, outstanding stock options and awards for 478,098 and 3,592,835 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended March 31, 2015 and 2014, outstanding stock options for 50,000 and 62,500 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

New Accounting Standards Update

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On April 1, 2015 the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. Pending enactment of a delay in the effective date, ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2017, with early application not permitted. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its financial statements and related disclosures. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2015 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678
Total	$19,678	$75	$—	$19,753

	Fair Value Measurements as of December 31, 2014 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678
Total	$19,678	$75	$—	$19,753

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$3,529	$5,009
Work in progress	657	761
Finished goods	4,748	4,933
	$8,934	$10,703

Included in the Company’s inventory as of March 31, 2015 and December 31, 2014,  was  $2.0 million and $3.1 million, respectively, in inventory held at distributors related to products sold by its NovaMed Pharmaceuticals, Inc. and NovaMed Pharmaceuticals (Shanghai) Co. Ltd. subsidiaries.

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

Pursuant to its agreement to loan funds, the Company loaned $4.75 million to Zensun in the second half of 2014. The extension of credit and funding to Zensun was accomplished through two of the Company's subsidiaries, SPIL China and SciClone Pharmaceuticals (China) Ltd. (“SciClone China”).

With respect to lender SPIL China, Zensun can request US-dollar denominated borrowings up to $11.75 million. As of March 31, 2015, borrowings totaling $4.5 million had been requested by Zensun and paid by SPIL China with $2.25 million lent in the third quarter of 2014 and $2.25 million lent in the fourth quarter of 2014. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the agreement. These borrowings mature on September 26, 2017, with an option electable by the borrower to extend for two additional years provided certain conditions are met. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SciClone China, Zensun can request RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$250,000 as of March 31, 2015) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of the market value of the pledged security, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payment of interest, concluded there were no indications of loan impairment as of March 31, 2015 or December 31, 2014; accordingly, there is no allowance for losses.

The two loans are included in “other assets” on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014. Interest income on the loans amounted to $0.1 million for the three months ended

March 31, 2015 and is included in interest and investment income in the unaudited condensed consolidated statement of income.

Please refer to Note 12, “Subsequent Event”, for further information concerning the lending of additional funds to Zensun subsequent to March 31, 2015.

Note 5 — Goodwill

The following table represents the changes in goodwill for the three months ended March 31, 2015 (in thousands):

Balance as of December 31, 2014	$34,521
Translation adjustments	—
Balance as of March 31, 2015	$34,521

Note 6 — Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued sales and marketing expenses	$4,218	$5,383
Accrued taxes, tax reserves and interest	5,579	5,208
Accrued compensation and benefits	1,753	4,176
Accrued estimated SEC and DOJ investigation loss (Note 9)	2,000	2,000
Accrued professional fees	1,939	1,819
Accrued manufacturing costs	347	95
Accrued license fee	—	1,000
Other	480	855
	$16,316	$20,536

Note 7 — Accumulated Other Comprehensive Income

Changes in the composition of accumulated other comprehensive income (loss)  for the three-months ended March 31, 2015 and 2014 are as follows (in thousands):

Balances as of January 1, 2015	$3,264
Other comprehensive income related to foreign currency translation	56
Balances as of March 31, 2015	$3,320

Balances as of January 1, 2014	$4,176
Other comprehensive loss related to foreign currency translation	(859)
Balances as of March 31, 2014	$3,317

Note 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Sales and marketing	$241	$201
Research and development	32	47
General and administrative	533	634
	$806	$882

Stock Options

During the three months ended March 31, 2015, the Company granted options to purchase a total of 1,172,500 shares of common stock and options to purchase 184,313 shares of common stock were exercised. As of March 31, 2015, there was approximately $6.8 million of unrecognized compensation expense, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.99 years.

Restricted Stock Units (RSUs)

During the three months ended March 31, 2015,  88,000 RSUs were granted at a grant date fair value per share of $8.83 and zero RSUs vested. As of March 31, 2015, there was approximately $0.7 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted-average remaining period of approximately 2.12 years.

Repurchase of Common Stock

The Company repurchased and retired 312,466 shares at a cost of $2.8 million during the three-month period ended March 31, 2015. As of March 31, 2015, $12.5 million of the $80.5 million share repurchase program authorized by the Board of Directors was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 9  —Commitments and Contingencies

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

The Company cannot predict what the outcome of those investigations will be, or the timing of any resolution. However, the Company previously determined that a payment of at least $2.0 million to the government in penalties, fines and/or other remedies is probable. Accordingly, the Company recorded $2.0 million of operating expense in its fourth quarter 2013 results of operations to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC and DOJ. The Company has monitored developments in the investigations since that time and has not determined that any further adjustments to the estimated loss are both probable and reasonably estimable. Any actual fines or penalties that may be imposed, or other losses that may be realized related to the investigations, could materially differ and could be higher than the amount of the $2.0 million estimated loss and could materially impact the Company’s financial statements. The Company will re-assess the potential liability each quarter and may adjust its estimates accordingly in future periods if it determines that a different amount is both probable of being incurred and is reasonably estimable.

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

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of March 31, 2015, the Company did not have any material unmet purchase obligations.

Note 10 — Income Taxes

The provision for income taxes primarily relates to taxable income of the Company’s China operations. The provision for income tax was approximately $0.6 million and $0.4 million for the three-month periods ended March 31, 2015 and 2014, respectively. The increase of $0.2 million in the provision for income tax for the three-month period ended March 31, 2015, compared to the same period of the prior year, related to forecasted growth in our China business. The Company’s statutory tax rate in China was 25% in 2015 and 2014.

Note 11 — Segment Information and Geographic Data

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income (loss) for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Summary information by operating segment for the three-month periods ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue:
China	$32,427	$25,679
Rest of the World (including the US and Hong Kong)	1,141	886
Total net revenues	$33,568	$26,565
Income (loss) from operations:
China	$12,344	$7,572
Rest of the World (including the US and Hong Kong)	(2,861)	(2,911)
Total income from operations	$9,483	$4,661
Non-operating income (expense), net:
China	$47	$(125)
Rest of the World (including the US and Hong Kong)	2	(4)
Total non-operating income (expense), net	$49	$(129)
Income (loss) before provision for income tax:
China	$12,391	$7,447
Rest of the World (including the US and Hong Kong)	(2,859)	(2,915)
Total income before provision for income tax	$9,532	$4,532

Long-lived assets as of March 31, 2015 by operating segment are as follows (in thousands):

China	$40,974
Rest of the World (including the US and Hong Kong)	1,312
$42,286

Note 12 — Subsequent event

On April 1, 2015, pursuant to its agreement to loan up to $12 million in funds to Zensun, SPIL China loaned $7.25 million to Zensun, bringing the combined total outstanding loans receivable balance to $12 million. The maturity date, interest rate associated with, and other fundamental terms of this additional lending are identical to those of two previous loan draw-downs funded to Zensun in the second half of 2014. Refer to Note 4 for further information on the terms of the loans receivable.

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

Overview

SciClone Pharmaceuticals, Inc. (NASDAQ: SCLN) is a United States (“US”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. We are focused on continuing to grow our revenue and profitability. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China”) where we have built a solid reputation and established a strong brand through many years of experience marketing our lead product, ZADAXIN (thymalfasin). In addition, we have an established product promotion business model with large pharmaceutical partners and we are focused on establishing profitability in all of these collaborations. We believe our sales and marketing strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. This pharmaceutical market currently ranks third among the global pharmaceutical markets, and we believe China will rank second among global pharmaceutical markets by 2020. We seek to expand our presence in China and increase revenues by growing sales and profits of our current product portfolio, launching new products from our development pipeline, adding new, profitable product services agreements and leveraging our strong cash position to in-license additional products.

We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) the Rest of the World, which includes our US and Hong Kong operations.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; Aggrastat® an intervention cardiology product launched in China in 2009 in-licensed from Cardiome Pharma Corp (“Cardiome”); and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products in China under services agreements with certain pharmaceutical partners including Baxter International, Inc. (“Baxter”). We refer to these agreements as promotion agreements, service agreements and distribution contract rights agreements. We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margin for us.

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as a vaccine adjuvant according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3A with over 500 beds) as well as mid-size hospitals (class 2A). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by targeting numerous smaller hospitals as well as hospitals in some Tier 3 cities. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis.

In August 2014, we, along with our partner BTG plc (“BTG”), announced that the China Food and Drug Administration has approved the registration of DC Bead® for the embolization of malignant hypervascularized tumors. DC Bead may be used to treat liver cancer, a large and growing indication in China, and we believe our oncology sales team and academic marketing liaisons have established high quality relationships with medical professionals and institutions that specialize in cancer treatment, which we believe will be a valuable asset as we prepare for commercial launch of DC Bead, anticipated in mid-2015. BTG and SciClone previously entered into an agreement granting SciClone exclusive licensing and distribution rights to DC Bead in China. Under the agreement, we will purchase product from BTG at a specified price for sale in China.

We are also pursuing the registration of several other therapeutic products in China. These include: Loramyc®, a mucoadhesive tablet formulation of miconazole lauriad to treat oropharyngeal candidiasis; and RapidFilm®, an oral film formulation of ondansetron to treat nausea induced by chemotherapy.

In December 2014, we entered into a strategic partnership with The Medicines Company for two cardiovascular products in China. The partnership includes an agreement granting us a license and the exclusive rights in China to promote two products including 1) Angiomax®  (bivalirudin) for Injection, an anticoagulant indicated in patients undergoing percutaneous coronary intervention (PCI) with provisional use of glycoprotein IIb/IIIa inhibitor (GPI) and in patients with, or at risk of, heparin-induced thrombocytopenia and thrombosis syndrome undergoing PCI for which a Phase 3 registration trial was completed in China and is currently under review by the China Food and Drug Administration for marketing approval, and 2) Cleviprex®  (clevidipine) Injectable Emulsion, a third-generation dihydropyridine calcium channel blocker indicated for the reduction of blood pressure when oral therapy is not feasible or desirable for which a clinical trial application (CTA) for China was filed in 2013. Under the terms of the agreement, we will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products in the China market (excluding Hong Kong and Macao). We have also agreed to participate in the China registration process for both products. Financial terms of the agreement, in addition to net sales royalties payable to The Medicines Company, include the following additional payments to The Medicines Company: an upfront payment made in the fourth quarter of 2014; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

Our agreement with Baxter is for a 5-year term, through December 2017, and our agreement with Pfizer is for a 5-year term, through June 2019. We are pursuing additional agreements to generate additional revenue. We continue to seek in-licensing arrangements for well-differentiated products at various stages of development that, if not yet approved, have a defined regulatory approval pathway in China. Our objective is to in-license products that provide us with higher margins, augmenting our product sales revenue and profitability, and we continue to explore opportunities to optimize our promotion services revenues.

In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The CFDA subsequently informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. In 2014, we loaned Zensun a total of approximately $4.75 million pursuant to the terms of the framework agreement (refer to Note 4 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1). We loaned an additional $7.25 million to

Zensun on April 1, 2015 (refer to Note 12 in the unaudited condensed consolidated financial statements appearing under Part I, Item 1).

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow®  for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a supplemental collaboration and license agreement. TLC was recently notified by the CFDA that ProFlow did not receive clinical trial approval and TLC is in the process of appealing the decision. We are currently in discussions with TLC to revise our license agreement, and as an alternative, may in-license an oncology product from them.

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective as of June 1, 2015, including for those on the National Reimbursement Drug List. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015. For fiscal 2015, we expect the impact of this and other potential decisions in other provinces to be offset by volume increases and changes in our arrangement with our China distributor.

We believe our cash, cash equivalents and short-term investments as of March 31, 2015 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period change in our product sales and promotion services (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Product sales, net	$33,168	$26,064	27%
Promotion services	400	501	-20%
Total net revenues	$33,568	$26,565	26%

Product sales were $33.2 million for the three-month period ended March 31, 2015 compared to $26.1 million for the corresponding period in 2014, an increase of $7.1 million, or 27%. ZADAXIN sales were $31.3 million for the three-month period ended March 31, 2015, compared to $24.7 million for the corresponding period of 2014, an increase of $6.6 million that mainly related to an increase in volume sold. We anticipate that ZADAXIN revenues in 2015 will be higher than 2014.

Deferred revenue includes approximately $0.1 million in revenue related to Aggrastat product delivered during the year ended December 31, 2014 that may be returned because the certain products shipped during the year were within six months of their expiration dates. Such revenue remains deferred as of March 31, 2015.

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

All of our promotion services revenue related to products promoted under our agreement with Baxter.  Promotion services revenue was $0.4 million for the three-month period ended March 31, 2015, compared to $0.5 million for the corresponding period in 2014.

Our Baxter promotion agreement is for a 5-year term, through December 2017. Our Pfizer product distribution agreement is for a 5-year term, through June 2019. We continue to assess the financial performance of the products we promote and distribute under our agreements and their overall value within our entire portfolio of products. Over time, we anticipate the product mix that we promote will change, which may affect our revenues and profitability in the future. If any of these agreements are determined to no longer be beneficial to us and are allowed to expire, or if third parties will not renegotiate, renew or extend the agreements on terms acceptable to us, our revenues would be adversely affected and our profitability may be adversely or beneficially affected. On the other hand, if we are successful in negotiating better terms, there may be a positive impact on our revenues and profitability.

Total China revenues were $32.4 million, or 97% of total revenues for the three-month period ended March 31, 2015, compared to $25.7 million, or 97% of total revenues for the corresponding period in 2014. Rest of the World segment revenues were $1.1 million, or 3% of our revenues for the three-month period ended March 31, 2015, compared to $0.9 million, or 3% of our revenues for the three-month period ended March 31, 2014 and related to sales of ZADAXIN product.

For the three-month periods ended March 31, 2015 and 2014, sales to Sinopharm in China accounted for approximately 91% and 94%, respectively, of our revenues. Our experience with Sinopharm has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the period over period change in our cost of product sales (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Cost of product sales	$4,597	$4,561	1%

Cost of product sales was $4.6 million for both the three-month periods ended March 31, 2015 and 2014. ZADAXIN cost of sales increased $0.2 million for the three-month period ended March 31, 2015, compared to the same period of last year due to increased volume sold. Cost of product sales related to Aggrastat and oncology products decreased $0.2 million for the three-month period ended March 31, 2015, compared to the same period of last year, primarily due to a decrease in the volumes of our oncology products sold.

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

Sales and Marketing:

The following table summarizes the period over period change in our sales and marketing expenses (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Sales and marketing	$11,057	$9,834	12%

Sales and marketing expenses for the three months ended March 31, 2015 increased by $1.2 million, or 12%, compared to the same period in 2014, related to growth in our sales and marketing efforts for ZADAXIN.

We anticipate total sales and marketing expenses for the year ending December 31, 2015 to be higher than those incurred for the year ended December 31, 2014 related to growth in our sales and marketing efforts for ZADAXIN and DC Bead, including headcount related expenses.

Research and Development (“R&D”):

The following table summarizes the period over period change in our R&D expenses (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Research and development	$1,088	$1,476	-26%

R&D expenses for the three months ended March 31, 2015, decreased $0.4 million, or 26%, compared to the same period in 2014. For the three-month period ended March 31, 2014, we incurred costs related to preparation for a potential sepsis clinical study for ZADAXIN we were contemplating that did not recur in the first quarter of 2015.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We anticipate our total research and development expenses to increase in 2015 compared to 2014, related to potential license fee payments, milestone payments expected to occur under license arrangements and related to research and development activities in China.

General and Administrative (G&A):

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
General and administrative	$7,343	$6,033	22%

G&A expenses for the three-month period ended March 31, 2015 increased by $1.3 million, or 22%, compared to the same period in 2014. The increases in G&A for the three-month period ended March 31, 2015, compared to the same period in 2014, mainly related to an increase in bad debt expense of $0.5 million for a customer with whom we are experiencing payment difficulties and growth in our China organization.

We expect our general and administrative expenses in 2015 to increase compared to 2014 related to growth in our business. Our ongoing investigations with the SEC and DOJ are unpredictable and may result in higher legal costs or fines or penalties and could affect our expenses or the timing thereof. See Part II, Item 1 “Legal Proceedings”. We do not expect to incur any significant acquisition-related costs in 2015, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future.

Provision for Income Tax:

The provision for income taxes primarily relates to taxable income of our China operations. The provision for income tax was approximately $0.6 million and $0.4 million for the three-month periods ended March 31, 2015 and 2014, respectively. The increase of $0.2 million in the provision for income tax for the three-month period ended March 31, 2015, compared to the same period of the prior year, related to forecasted growth in our China business. Our statutory tax rate in China was 25% in 2015 and 2014.  We expect the provision for income tax to increase for the year ending December 31, 2015, compared to the year ended December 31, 2014, related to our China operations.

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

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	March 31, 2015	December 31, 2014
Cash, cash equivalents and investments	$96,111	$86,303

As of March 31, 2015, we had $96.1 million in cash, cash equivalents and investments of which $90.3 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. As of March 31, 2015, we determined that $150.0 million of accumulated undistributed earnings of foreign subsidiaries continues to be indefinitely reinvested outside of the US. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries, (ii) additional investments to support our expansion in the China market as well as planned business acquisitions and/or product licensing transactions, and (iii) there is no foreseeable need to repatriate any additional undistributed earnings to fund our limited US operations. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted, we will accrue for income taxes not previously recognized. Upon distribution of those earnings, we may be subject to US federal and state income taxes. Determination of such additional tax is not practicable as it is dependent on several future uncertainties, including the amount of US tax losses, available net operating losses and, potentially, foreign tax credits available at the time of the repatriation. Based on our current operating plan, we do not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future.

	Three Months Ended
	March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$12,295	$4,117
Investing activities	$(808)	$(111)
Financing activities	$(1,730)	$(2,321)

Net cash provided by operating activities was $12.3 million for the three-months ended March 31, 2015 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, provision for bad debt expense, depreciation and amortization expense, and changes in operating assets and liabilities. As of March 31, 2015, we had accounts receivable totaling approximately $0.9 million from a single customer, which are substantially delinquent and which we are actively trying to collect, and for which we have recorded a reserve of $0.9  million. We entered into a settlement agreement with the customer in October 2014 to collect the remaining balance. We have reserved an amount of $0.5 million via a bad debt charge recorded in general and administrative expense during the three months ended March 31, 2015, related to another customer whose receivable balance is past due and which we are actively trying to collect. Accounts receivable decreased $7.3 million related to payments received from customers during the three months ended March 31, 2015. Inventory decreased $1.8 million mainly related to a reduction in thymalfasin active pharmaceutical ingredient raw materials, and a reduction in Aggrastat and Methotrexate inventory during the first quarter of 2015. Accounts payable and accrued liabilities decreased $7.3 million mainly related to compensation and benefits, sales and marketing, license fees and manufacturing expense payments made during the three months ended March 31, 2015.

Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2014 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was $0.8 million and $0.1 million, respectively, for the three months ended March 31, 2015 and 2014 and related to purchases of property and equipment.

Net cash used in financing activities was $1.7 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, we used $2.7 million and $2.6 million to repurchase and retire 312,466 and 500,003 shares of our common stock under our stock repurchase program, respectively. For the three months ended March 31, 2015 and 2014, we also received $1.0 million and $0.2 million of net proceeds, respectively, from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans.

As part of our license and supply agreement with Zensun, we agreed to loan up to $12 million in total to Zensun under two separate loan agreements. Pursuant to these agreements, we loaned $4.75 million to Zensun during the second half of 2014 (such lendings are further described in Note 4 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1). In April 2015, we loaned $7.25 million to Zensun, bringing the combined total outstanding loans receivable balance to $12 million. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to our subsidiary, SciClone Pharmaceuticals International China Holding Ltd.

The following summarizes our future obligations including uncertain tax positions as of March 31, 2015 (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$6,585	$2,391	$3,908	$286	$—
Purchase obligations (2)	20,198	20,198	—	—	—
Uncertain tax positions (3)	4,346	—	—	—	—
Total	$31,129	$22,589	$3,908	$286	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)

As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the ”Payments Due by Period” section of the table.

Under our $80.5 million stock repurchase program, we repurchased and retired 312,466 shares at a cost of $2.8 million during the three months ended March 31, 2015 bringing the total repurchases since the program’s inception to approximately 12.0 million shares at a cost of $68.0 million through March 31, 2015. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

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

We believe that our existing cash, cash equivalents and investments and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to a registration statement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories. Additional financing or collaboration and licensing arrangements may not be available when needed either at all or on favorable terms.

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

Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of March 31, 2015 and December 31, 2014, our revenue reserves were approximately $0 and $0.1 million, respectively; the reserves were recorded as accrued liabilities on our unaudited condensed consolidated balances sheets.

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our critical accounting policies, estimates and judgments for the three months ended March 31, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Standards Update

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On April 1, 2015 the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. Pending enactment of a delay in the effective date, ASU 2014-09 is effective for our fiscal year beginning January 1, 2017, with early application not permitted. We are in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on our financial statements and related disclosures. The standard permits the use of either the full retrospective or modified retrospective transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk for the three months ended March 31, 2015 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of the end of the period covered by this quarterly report.

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 12,  2015.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $9.0 million and $4.1 million for the three months ended March 31, 2015 and 2014, respectively, we have experienced significant operating losses in the past, and as of March 31, 2015, we had an accumulated deficit of approximately $129 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

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

•	economic and political conditions in the US or abroad, particularly in China;
•	currency fluctuations between the Chinese Yuan Renminbi (“RMB”) and US Dollar;
•	broad financial market fluctuations in the US, Europe or Asia; and
•	More aggressive taxation policy by the government in China.

Any acquisitions we may undertake involve a number of risks, and we may not realize all the anticipated benefits of an acquisition. We may acquire other companies or products that present risks similar to those stated above.

We experienced a number of challenges in the process of our integration of NovaMed and its operations and personnel which have had, and could have further adverse effects on our business.

We may enter into other company or product acquisition transactions in the future which could present risks similar to those stated above and may also cause us to:

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

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the three months ended March 31, 2015 and 2014, approximately 96% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the National Development and Reform Commission (“NDRC”) and provincial agencies’ pricing reform.

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

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective June 1, 2015, including on the National Reimbursement Drug List (“NRDL”). Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015. For fiscal 2015, we expect the impact of this and other potential decisions in other provinces to be offset by volume increases and changes in our arrangement with our China distributor as we are working with the distributor to negotiate the impact of the reduction on our sales price to the distributor.

In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses.

In November 2009 when national regulation of retail pharmaceutical prices was in effect, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the NRDL and pricing for ZADAXIN on the NRDL was reviewed by the authorities. As a result of the Chinese government’s review of pharmaceutical prices once a product has been included in the NRDL, the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China and as a result, the impact on our sales price per unit has been insignificant. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the NDRC price of Aggrastat, as well as several of our oncology products exclusively promoted in China for Pfizer and Baxter, were reduced by amounts ranging from 10 to 20%.

The pricing regulations in China, whether operating at a national, provincial or institutional level, as well as regulation of the importation of pharmaceutical products, have reduced retail prices of, and our own revenue from, ZADAXIN and our other products, and we expect that pricing pressure will continue. While the regulatory mechanisms are changing and the ultimate outcome is uncertain, and while we have been able to mitigate the impact of prior price reductions on our overall business, prices could be reduced to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline.

Future healthcare reforms in China and changes to Chinese governmental regulations or policies or the implementation thereof, including those relating to pricing, reimbursement and the tender process, may impact our business, and our future results could be adversely affected by any such changes in such regulations or policies.

Our business strategy is dependent in part on our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. We have experienced challenges in maintaining some of our agreements and if we fail to enter into additional agreements, our business will suffer. *

Our sales and marketing strategy in China depends significantly on agreements with third parties, and potentially on entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including licensed products and products currently promoted or sold by our subsidiaries, NovaMed and NovaMed Shanghai, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products include DC Bead, a product expected to launch commercially in the first half of 2015, and products in the regulatory review process, including products in clinical trials that are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent on entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected. In addition, if any of such agreements acquired in our NovaMed acquisition are not renewed, we could incur a decline in sales revenues.

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

Our revenue will continue to be substantially dependent on our maintaining regulatory licenses and compliance with other regulations. *

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in 2017. Although renewals in the past were obtained successfully, there is no assurance that SciClone will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN to China.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot establish effective controls and provide reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during the third quarter of 2012, our management determined that we had a material weakness in internal control over financial reporting related to the design and operation of our controls primarily associated with product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed subsidiary. Furthermore, during the fourth quarter of 2012, our management determined that we had an additional indicator of the same material weakness related to the timing of revenue recognition for our Pfizer products and the override of related controls at our NovaMed subsidiary, and the corporate monitoring thereof. During fiscal 2014, we designed and implemented procedures to address the material weakness disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012 related to the design and operating effectiveness of certain corporate monitoring controls. Management designed and implemented corporate monitoring controls and other controls that provided increased oversight over our China operations, and has remediated the material weakness as of December 31, 2014. We continuously work on improvements to our internal controls and there can be no assurance that these or other material weaknesses will not occur in the future, or otherwise cause us to inaccurately report our financial statements. For example, the restatement of our financial statements for each of our first, second, and third quarters of 2012, and our financial statements for each of the second and third quarters of 2011 and the year ended December 31, 2011, were in part caused by the material weakness related to the design and operation of our controls disclosed as of December 31, 2012 discussed above. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

Our company policies prohibit our employees from making improper payments to hospitals or otherwise engaging in improper activities to influence the procurement decisions of hospitals, and we take remedial actions, including termination, when employees do not adhere to our policies. However, we may not be able to effectively ensure that every employee complies at all times with our policies. The compensation of our sales and marketing personnel is partially linked to their sales performance. Although we have made numerous changes to ensure compliance with our policies and to attempt to avoid any violation of law, we cannot assure you that employees will not violate the anticorruption laws of China, the US and other countries. Such violations, or allegations of such violations, could have a material adverse effect on our reputation, business, prospects and brand.

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

We do not control, and therefore have limited ability to manage, the activities of third-parties who assist us in marketing and distributing our products. Our distributors or other third parties with whom we do business could take actions which violate the anti-corruption laws of China, the US or other countries. Failure to adequately manage our employees, and third parties and, or their non-compliance with employment, distribution or marketing agreements, could harm our corporate image among hospitals and end users of our products and disrupt our sales, resulting in a failure to meet our sales goals. Furthermore, we could be liable for actions taken by our employees, distributors or third-party marketing or third-party firms, including any violations of applicable law in connection with the marketing or sale of our products, including China’s anticorruption laws and the FCPA of the US. In particular, if our employees, distributors or third-party marketing firms make any payments that are forbidden under China’s anticorruption laws or the FCPA, we could be subject to civil and criminal penalties imposed by the Chinese or US government.

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

Our independent registered public accounting firm serving as our external auditor is an audit firm which is not inspected by the Public Company Accounting Oversight Board (“PCAOB”), and, although they may be subject to other inspections, you do not have the benefits of PCAOB inspections.

Our incumbent independent auditors’ system of quality control and their individual audits are subject to review, inspection, or other outside assurance from time to time by members firms in the network of firms to which they belong, by peer accounting firms, or by regulatory or industry bodies in China (such as China’s securities regulator or the Chinese body representing certified public accountants). However, these various bodies or parties are distinct from the PCAOB, and their efforts may not be concentrated on audits of SEC registrants. Their reviews or inspections may be substantially different, or not comparable to, an inspection by the PCAOB. Auditors of companies that are registered with the SEC and traded publicly in the US, including our independent registered public accounting firm, must be registered with the PCAOB, and are required by the laws of the US to undergo regular inspections by the PCAOB to assess their compliance with the laws of the US and professional standards. Because our auditors are located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China, including our auditors. As a result, investors in our equity securities may be deprived of the benefits of PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures or quality control procedures as compared to other public company auditors outside of China that are subject to PCAOB inspections. As a result, investors in our stock may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Proceedings instituted by the SEC against certain PRC-based accounting firms, including our independent registered public accounting firm, could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended.  *

In December 2012, the SEC brought administrative proceedings against five accounting firms, including our independent registered public accounting firm, in China, alleging that they had refused to produce audit work papers and other documents related to certain other China-based related companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms, including our registered public accounting firm, appealed to the SEC against this sanction decision. In February 2015, the four PRC-based accounting firms agreed to a censure and to pay $500,000 each to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S.- listed companies. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission. If the firms don’t follow the procedures, the SEC could impose penalties such as suspensions, or it could restart the current enforcement case administrative proceedings.

In the event that the SEC restarts the enforcement administrative proceedings procedures, depending upon the final outcome, listed companies in the US with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding China-based, US-listed companies and the market price of our stock may be adversely affected.

If our independent registered public accounting firm were denied the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act of 1934. Such a determination could ultimately lead to the delisting of our shares from the Nasdaq Global Select Market or deregistration by the SEC, or both, which would substantially reduce or effectively terminate the trading of our stock in the US.

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

Retaliation from terminated employees may damage our reputation or lead to claims that could subject us to further regulatory action.

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

We may incur unexpected charges relating to our operations. *

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, we recorded $0.5 million of bad debt expense in general and administrative expense for the quarter ended March 31, 2015 related to one customer whose accounts receivable are uncertain of collection. In addition, we recorded $2.4 million to bad debt expense for the year ended December 31, 2013 related to one customer whose accounts receivable were significantly past due and for which collectability was uncertain at that time, although we subsequently collected $1.5 million of these receivables in fiscal 2014. We also recorded charges of $0 for the three months ended March 31, 2015, and $1.6 million during the year ended December 31, 2014, for potential inventory obsolescence related to Aggrastat.  We could also experience additional charges for potential inventory obsolescence related to other products if we are unable to sell units that are nearing their expiration dates, or for bad debt if other distributors do not pay outstanding receivables in full. Those or similar future events would have an adverse impact upon our operating results.

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

Following the acquisition of NovaMed, we have several products on the market in China in addition to ZADAXIN. Our future revenue growth depends to a great extent on increased sales of ZADAXIN to China and increased sales of other products we promote or market. If we fail to continue to successfully market ZADAXIN or our product and promotion portfolio, our revenue and operating results will be limited. If unexpected and serious adverse events are reported, or if expected efficacy results are not achieved, it would have a material adverse effect on our business.

Our sales are concentrated in China and we face risks relating to operating in China, including pricing and other regulations, slow payment cycles and exposure to fluctuations in the Chinese economy.  *

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In the past, the national Chinese government has imposed price restrictions on ZADAXIN, Aggrastat and various oncology products we promote. As a result of the Chinese government’s review of pharmaceutical prices once a product has been included in the NRDL, the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. Since the terms of our agreement with Sinopharm went into effect, the average impact on our sales price per unit has been insignificant. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition to national regulations, provincial governments may also impose pricing limitations.

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective as of June 1, 2015, including for those on the NRDL. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015. For fiscal 2015, we expect the impact of this and other potential decisions in other provinces to be offset by volume increases and changes in our arrangement with our China distributor as we are working with the distributor to negotiate the impact of the reduction on our sales price to the distributor.

The pricing regulations in China, whether operating at national, provincial or institutional levels, as well as regulation of the importation of pharmaceutical products, have reduced and may further reduce retail prices of, and our own revenue from, prices for ZADAXIN and/or our other products, and we expect that pricing pressure will continue. While the regulatory mechanisms are changing and the ultimate outcome uncertain, and while we have been able to mitigate the impact of prior price reductions on our overall business, prices could be reduced to levels significantly below those that would prevail in an unregulated market, limit the volume of product which may be imported and sold or place high import duties on the product, any of which may limit the growth of our revenues or cause them to decline.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant regulatory limitations are imposed on our ability to terminate employees and on the related costs, political, economic or regulatory changes occur, our results could be adversely affected. During the third quarter of 2014, we wrote-off $1.1 million of $3.5 million in fully reserved accounts receivable related to one customer. For that customer, we received $1.5 million in payments on fully reserved accounts receivable in 2014, and the remaining fully reserved accounts receivable balance of $0.9 million as of March 31, 2015 is substantially delinquent. Although we entered into a settlement agreement with this customer in October 2014, and the customer has a binding obligation to pay us the remaining $0.9 million, there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

We depend on sales to China, and global conditions could negatively affect our operating results or limit our ability to expand our operations in and outside of China. Changes in China’s political, social, regulatory and economic environment may affect our financial performance. *

Our business is concentrated in China. Heightened tensions resulting from the current geopolitical conditions in the Middle East, North Korea and elsewhere could worsen, causing disruptions in foreign trade, which would harm our sales. In particular, our commercial product is manufactured in Europe and distributed by us from our operations in Hong Kong. Any disruption of our supply and distribution activities due to geopolitical conditions could decrease our sales and harm our operating results. In addition, while we continue our efforts to expand our operations in and outside of China, disruptions in our marketing or distribution efforts could delay or limit our ability to expand. We have had distributors with whom our accounts receivable collectability has become uncertain where, in addition to the charges that may result from the collectability of the accounts receivable, we may experience delays in our efforts to expand our operations and lose business to our competitors from any resulting disruption.

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

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China's quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on Sinopharm to supply our ZADAXIN sales. Our receivables from Sinopharm are material, and if we were unable to collect receivables from Sinopharm or any other importer, our business and cash-flow would be adversely affected. In 2012, we also relied on another distributor to supply our ZADAXIN product. Receivables from this importer are $0.9 million as of March 31, 2015 that are more than one year past due and fully reserved, and if we were unable to collect these receivables, our business and cash-flow would be adversely affected.

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

Certain medicine products distributed or sold in China’s pharmaceutical retail market, including those appearing to be our products, may be counterfeit. Counterfeit products are products sold under the same or very similar brand names and/or have a similar appearance to genuine products. Counterfeit products, including counterfeit pharmaceutical products, are a significant problem in China and we have experienced counterfeiting of our products. Such counterfeit products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. The counterfeit pharmaceutical product regulation control and enforcement system in China is not able to completely eliminate production and sale of counterfeit pharmaceutical products. To increase our ability to prevent counterfeiting, we have taken several actions, including enhancements of our product labeling to implement industry-leading labeling technology and implementation of product tracking applications. However we cannot eliminate counterfeiting and, any sale of counterfeit products resulting in adverse side effects to consumers may subject us to negative publicity and expenses. It could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance.

A majority of our product sales are denominated in US dollars and a significant portion of our expenses are denominated in RMB. Fluctuation in the US dollar exchange rate with local currency directly affects the customer's cost for our product. In particular, a stronger US dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the RMB in a narrow currency trading band that may or may not fluctuate based on government policy. The Chinese government has recently announced a small widening of the trading band. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the RMB exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the US dollar and US interest rates. A trend to a stronger US dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker US dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

We cannot predict the safety profile of the use of ZADAXIN or other drugs we may develop or market particularly when used in combination with other drugs.

While the products we market generally have excellent safety profiles, we cannot predict whether any product may have unexpected safety issues in a particular patient population or when used in new indications. In addition, we cannot predict how ZADAXIN or other drugs we may develop or market will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN or other drugs we may develop or market when used in certain combination therapies. We are exploring new indications for ZADAXIN and there is a risk that new safety issues could appear in these new patient populations.

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

We have terminated personnel for violations of our policies and procedures as well as for lack of performance. Our future success will depend in part on our retaining key personnel and on recruiting additional senior sales and other personnel in China. We are continuously recruiting executives and other level personnel to address departures and to expand and strengthen our China operations.

Conversely, if we need to reduce the size of a particular aspect of our business, including if we have contracts that are not renewed or renegotiated for products we market or promote, we are also dependent on our ability to make such adjustments while retaining suitably skilled personnel. For example, we reduced the size of our sales force as a result of the expiration of our agreement with Sanofi at the end of 2013. In addition, we have taken corrective measures based on the findings of our Special Committee relating to its investigation of matters relating to the FCPA and have taken, and expect to continue to take, corrective measures relating to managements’ evaluation of internal control over financial reporting which could have adverse effects on our business, including the loss of personnel, and changes in marketing, sales and educational practices or programs. If we were unable to attract and retain qualified personnel as needed or promptly replace those employees who are critical to our sales, development and other operations, and in particular senior executives, our financial results and operations would be adversely affected. At this time, we do not maintain “key person” life insurance for any of our personnel.

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

Our loans receivable are subject to certain risks which could materially adversely affect our financial position. *

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which approximately $4.75 million had been loaned as of March 31, 2015. We loaned an additional $7.25 million to Zensun on April 1, 2015; following such additional loan, the maximum permitted loan facility amount had been lent to, and was due from, Zensun. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

Our ability to utilize our tax attributes may be limited by an “ownership change”.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended March 31, 2015  (in thousands, except per share amounts):

			Total Number	Approximate
			of Shares	Dollar
			Purchased as Part	Value of Shares
	Total	Average	of Publicly	that May Yet Be
	Number	Price	Announced	Purchased
	of Shares	Paid	Plans	Under the
	Purchased	per Share	or Programs	Plans or Programs(1)
January 1, 2015 through January 31, 2015	29	$8.70	29	$15,000
February 1, 2015 through February 28, 2015	—	$—	—	—
March 1, 2015 through March 31, 2015	284	$8.77	284	12,500
Total	313	$8.76	313

(1) “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects the $80.5 million total authorized since the program's inception in October 2011, less the $68.0 million we repurchased through March 31, 2015, including $0.5 million of commissions paid.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit
Number	Description
10.1(1)**	Executive Severance Agreement effective February 26, 2015 by and between Robert King and SciClone Pharmaceuticals, Inc.
10.2(1)**	Change in Control Agreement effective February 26, 2015 by and between Robert King and SciClone Pharmaceuticals, Inc.
10.3(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for US Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for US Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.4(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for US Participant) and Restricted Stock Units Agreement (Time-Based RSUs for US Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.5(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for US Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for US Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.6(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for US Participant) and Restricted Stock Units Agreement (Time-Based RSUs for US Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.7(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for PRC Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.8(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for PRC Participant) and Restricted Stock Units Agreement (Time-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.9(2)**	Description of Executive Long-Term Incentive Program.
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the three-months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement.

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2015.
(3)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: May 11, 2015	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1(1)**	Executive Severance Agreement effective February 26, 2015 by and between Robert King and SciClone Pharmaceuticals, Inc.
10.2(1)**	Change in Control Agreement effective February 26, 2015 by and between Robert King and SciClone Pharmaceuticals, Inc.
10.3(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for US Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for US Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.4(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for US Participant) and Restricted Stock Units Agreement (Time-Based RSUs for US Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.5(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for US Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for US Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.6(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for US Participant) and Restricted Stock Units Agreement (Time-Based RSUs for US Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.7(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for PRC Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.8(1)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for PRC Participant) and Restricted Stock Units Agreement (Time-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.9(2)**	Description of Executive Long-Term Incentive Program.
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the three-months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement.
(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2015.
(3)	Furnished herewith.