Form 10-Q
period 2015-06-30
SCICLONE PHARMACEUTICALS INC
filed 2015-08-10
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☐     No     ☒

As of August 5,  2015,  50,250,672 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$92,974	$86,228
Accounts receivable, net of allowances of $1,139 and $998 as of June 30, 2015 and December 31, 2014, respectively	37,900	40,268
Inventories	12,017	10,703
Short-term investments	75	75
Prepaid expenses and other current assets	3,255	2,597
Deferred tax assets	196	326
Total current assets	146,417	140,197
Property and equipment, net	2,457	1,848
Goodwill	34,500	34,521
Other assets	12,526	5,265
Total assets	$195,900	$181,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,365	$5,311
Accrued and other current liabilities	29,873	20,536
Deferred revenue	—	596
Total current liabilities	35,238	26,443
Other long-term liabilities	62	114
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 50,212,033 and 49,948,897 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	50	50
Additional paid-in capital	292,702	287,108
Accumulated other comprehensive income	3,307	3,264
Accumulated deficit	(135,459)	(135,148)
Total stockholders’ equity	160,600	155,274
Total liabilities and stockholders’ equity	$195,900	$181,831

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$37,202	$31,551	$70,370	$57,615
Promotion services	744	962	1,144	1,463
Total net revenues	37,946	32,513	71,514	59,078
Operating expenses:
Cost of product sales	5,681	5,011	10,278	9,572
Sales and marketing	12,964	11,242	24,021	21,076
Research and development	6,581	804	7,669	2,280
General and administrative	6,777	5,816	14,120	11,849
Estimated SEC and DOJ investigation loss	10,800	—	10,800	—
Total operating expenses	42,803	22,873	66,888	44,777
Income (loss) from operations	(4,857)	9,640	4,626	14,301
Non-operating income (expense):
Interest and investment income	250	23	362	42
Interest and investment expense	—	(19)	—	(48)
Other income (expense), net	39	30	(24)	(89)
Income (loss) before (benefit) provision for income tax	(4,568)	9,674	4,964	14,206
(Benefit) provision for income tax	(546)	34	24	432
Net income (loss)	$(4,022)	$9,640	$4,940	$13,774

Basic net income (loss) per share	$(0.08)	$0.19	$0.10	$0.27
Diluted net income (loss) per share	$(0.08)	$0.18	$0.09	$0.26

Weighted average shares used in computing:
Basic net income (loss) per share	49,929	51,620	49,947	51,788
Diluted net income (loss) per share	49,929	52,812	52,426	52,987

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(4,022)	$9,640	$4,940	$13,774
Other comprehensive income (loss), net of income tax
Foreign currency translation	(13)	85	43	(774)
Total other comprehensive income (loss)	(13)	85	43	(774)
Total comprehensive income (loss)	$(4,035)	$9,725	$4,983	$13,000

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$4,940	$13,774
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	2,076	1,775
Provision for doubtful accounts	541	—
Provision for expiring inventory	—	275
Depreciation and amortization	519	431
Loss on disposal of fixed assets	2	15
Deferred income taxes	129	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,827	1,432
Inventories	1,670	3,559
Prepaid expenses and other assets	(556)	(47)
Accounts payable	(2,962)	(5,858)
Accrued and other current liabilities	9,297	(4,430)
Deferred revenue	(596)	(251)
Other long-term liabilities	(52)	(64)
Net cash provided by operating activities	16,835	10,611
Investing activities:
Loans to third party (Note 4)	(7,250)	—
Purchases of property and equipment	(1,071)	(471)
Net cash used in investing activities	(8,321)	(471)
Financing activities:
Repurchase of common stock including commissions	(5,252)	(8,590)
Repayment of credit facility	—	(1,616)
Proceeds from issuances of common stock, net	3,425	1,278
Net cash used in financing activities	(1,827)	(8,928)
Effect of exchange rate changes on cash and cash equivalents	59	(27)
Net increase in cash and cash equivalents	6,746	1,185
Cash and cash equivalents, beginning of period	86,228	85,803
Cash and cash equivalents, end of period	$92,974	$86,988

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K as filed with the US Securities and Exchange Commission (“SEC”). The Company prepared the unaudited condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted.

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

Sinopharm revenues relate to the Company’s China segment. Sinopharm contributed 92% of the Company’s total net revenue for both the three-month periods ended June 30, 2015 and 2014. Sinopharm contributed 92% and 93% of the

Company’s total net revenue for the six-month periods ended June 30, 2015 and 2014, respectively. There were no other customers that exceeded 10% of the Company’s total net revenue in the periods presented.

As of June 30, 2015, approximately $35.0 million, or 90%, of the Company's accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers.

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

As of June 30, 2015, the Company had a receivable reserve of $1.1 million. The reserve includes $0.5 million from one customer that is more than one year past due. In October 2014, the Company’s subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with this particular customer providing for settlement of the receivable balance, which at the time was $1.9 million, of which $1.0 million was paid in 2014. The remaining $0.9 million was scheduled to be paid in installments as follows: (i) $0.4 million before May 31, 2015, and (ii) $0.5 million by December 31, 2015. The Company collected $0.4 million in May 2015, and this gain on recovery was recorded as a $0.4 million reduction to general and administrative expense for the three- and six-month periods ended June 30, 2015. The Company will continue to maintain a full reserve on the remaining $0.5 million outstanding accounts receivable balance from this customer until payment is received. As of June 30, 2015, the Company had $0.5 million in fully reserved accounts receivable from another customer that are past due. The Company recognized $0.5 million of bad debt expense in general and administrative expense during the first quarter of 2015 due to uncertainty regarding the collectability of the customer’s outstanding receivable balance.

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

Revenue Reserve. The Company generally maintains a revenue reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired or damaged product on delivery, or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the revenue reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the revenue reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions.

As of June 30, 2015 and December 31, 2014, the Company’s revenue reserves were $0.1 million.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items, including pharmaceutical products approaching their expiration dates. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value. For the three- and six-month periods ended June 30, 2015, the Company had no write-downs of inventory. For the three- and six-month periods ended June 30, 2014, the Company recorded inventory write-downs of $0.4 million related to carrying value reductions for excess Aggrastat® product.

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

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of June 30, 2015 and December 31, 2014, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, restricted stock units (RSUs), and the employee stock purchase plan using the treasury stock method. For the three months ended June 30, 2015, the impact of stock options, RSUs and the employee stock purchase plan were not included in the computation of diluted net loss per share because the inclusion would provide an anti-dilutive effect.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(4,022)	$9,640	$4,940	$13,774
Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	49,929	51,620	49,947	51,788
Effect of dilutive securities	—	1,192	2,479	1,199
Weighted-average shares outstanding used to compute diluted net income (loss) per share	49,929	52,812	52,426	52,987
Basic net income (loss) per share	$(0.08)	$0.19	$0.10	$0.27
Diluted net income (loss) per share	$(0.08)	$0.18	$0.09	$0.26

For the three months ended June 30, 2015, outstanding stock options for 3,949,793 shares were excluded from the calculation of diluted net loss per share because the inclusion would provide an anti-dilutive effect. In addition, for the three months ended June 30, 2015, 306,731 shares subject to performance conditions were excluded from the calculation of diluted net loss per share because the performance criteria had not yet been met and the inclusion would provide an anti-dilutive effect. For the three months ended June 30, 2014, outstanding stock options and awards for 4,452,535 shares were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended June 30, 2014, outstanding stock options for 50,000 shares subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not yet been met.

For the six months ended June 30, 2015 and 2014, outstanding stock options and awards for 870,235 and 4,025,589 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the six months ended June 30, 2015 and 2014, outstanding stock options and awards for 179,075 and 55,249 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not yet been met.

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2018, which reflects a one year deferral approved by the FASB in July 2015, with early application permitted provided that the effective date is not earlier than the original effective date. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its financial statements and related disclosures. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2015 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678
Total	$19,678	$75	$—	$19,753

	Fair Value Measurements as of December 31, 2014 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678
Total	$19,678	$75	$—	$19,753

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$4,876	$5,009
Work in progress	85	761
Finished goods	7,056	4,933
	$12,017	$10,703

Included in the Company’s inventory as of June 30, 2015 and December 31, 2014,  was  $3.0 million and $3.1 million, respectively, in inventory held at distributors related to products sold by its NovaMed Pharmaceuticals, Inc. and NovaMed Pharmaceuticals (Shanghai) Co. Ltd. subsidiaries.

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

Pursuant to its agreement to loan funds, the Company loaned $12 million to Zensun. The extension of credit and funding to Zensun was accomplished through two of the Company's subsidiaries, SPIL China and SciClone Pharmaceuticals (China) Ltd. (“SciClone China”).

With respect to lender SciClone China, Zensun could request RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$250,000 as of June 30, 2015) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum, with interest payable quarterly, and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SPIL China, Zensun could request US-dollar denominated borrowings up to $11.75 million. As of June 30, 2015, borrowings totaling $11.75 million had been requested by Zensun and paid by SPIL China with $4.5 million lent in the second half of 2014 and $7.25 million lent in the second quarter of 2015. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the agreement. These borrowings mature on September 26, 2017, with an option electable by the borrower to extend for two additional years provided certain conditions are met. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of the market value of the pledged security, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payment of interest, concluded there were no indications of loan impairment as of June 30, 2015 or December 31, 2014; accordingly, there is no allowance for losses.

The two loans are included in “other assets” on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014. Interest income on the loans amounted to $0.2 million and $0.3 million for the three- and six-months ended June 30, 2015, respectively, and is included in interest and investment income in the unaudited condensed consolidated statements of operations.

Note 5 — Goodwill

The following table represents the changes in goodwill for the six months ended June 30, 2015 (in thousands):

Balance as of December 31, 2014	$34,521
Translation adjustments	(21)
Balance as of June 30, 2015	$34,500

Note 6 — Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued sales and marketing expenses	$6,642	$5,383
Accrued taxes, tax reserves and interest	4,102	5,208
Accrued compensation and benefits	2,603	4,176
Accrued estimated SEC and DOJ investigation loss (Note 9)	12,800	2,000
Accrued professional fees	1,986	1,819
Accrued manufacturing costs	1,053	95
Accrued license fee	—	1,000
Other	687	855
	$29,873	$20,536

Note 7 — Accumulated Other Comprehensive Income

Changes in the composition of accumulated other comprehensive income (loss) for the three- and six-months ended June 30, 2015 and 2014 are as follows (in thousands):

Balances as of April 1, 2015	$3,320
Other comprehensive loss related to foreign currency translation	(13)
Balances as of June 30, 2015	$3,307

Balances as of April 1, 2014	$3,317
Other comprehensive income related to foreign currency translation	85
Balances as of June 30, 2014	$3,402

Balances as of January 1, 2015	$3,264
Other comprehensive income related to foreign currency translation	43
Balances as of June 30, 2015	$3,307

Balances as of January 1, 2014	$4,176
Other comprehensive loss related to foreign currency translation	(774)
Balances as of June 30, 2014	$3,402

Note 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of operations  (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales and marketing	$227	$284	$468	$485
Research and development	62	12	94	59
General and administrative	981	597	1,514	1,231
	$1,270	$893	$2,076	$1,775

Stock Options

During the six months ended June 30, 2015, the Company granted options to purchase a total of 1,350,500 shares of common stock and options to purchase 789,151 shares of common stock were exercised. As of June 30, 2015, there was approximately $6.9 million of unrecognized compensation expense, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.75 years.

Restricted Stock Units (RSUs) and Restricted Performance Stock Units (PSUs)

During the six months ended June 30, 2015,  388,000 RSUs and 300,000 PSUs were granted at a weighted-average grant date fair value per share of $8.95, and 93,017 RSUs were released. The PSUs will vest and be released on meeting performance goals (including revenue and product expansion targets) within an established time frame. If the performance goals are not met within the established time frame, the PSUs will expire. The Company recognizes expense related to the PSUs over the period of time the Company determines that it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the PSUs is reversed. For the three- and six-month periods ended June 30, 2015, the Company recorded approximately $29,000 of expense related to the PSUs. As of June 30, 2015, there was approximately $2.7 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs and PSUs, which is expected to be recognized over a weighted-average remaining period of approximately 2.59 years.

Repurchase of Common Stock

The Company repurchased and retired 595,013 shares at a cost of $5.3 million during the six-month period ended June 30, 2015. As of June 30, 2015, $10.0 million of the $80.5 million share repurchase program authorized by the Board of Directors was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

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

As previously disclosed, since 2010 the SEC and the US Department of Justice (“DOJ”) have each been conducting formal investigations of us regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”), primarily related to certain historical sales and marketing activities with respect to our China operations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred. The Company continues to cooperate fully with the SEC and DOJ in the conduct of their investigations.

The Company has engaged in settlement discussions with the SEC related to its investigation into possible violations of the FCPA by the Company. The Company has reached agreement in principle regarding a proposed settlement of these matters with the staff of the SEC, subject to documentation and final approval by the Commissioners of the SEC. Under the terms of the proposed resolution, the Company, without admitting or denying liability, would consent to the entry of an administrative order requiring that the Company cease and desist from any future violations of the FCPA. The Company also would agree to pay disgorgement of $9.4 million, prejudgment interest of $0.9 million and a civil money penalty of $2.5 million.

The Company has not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter.

The Company previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement, and recorded an additional charge of $10.8 million associated with the proposed settlement with the SEC for the second quarter of 2015. The present estimated loss, which totals $12.8 million, may be subject to change based on the results of any final settlement with the SEC relating to these matters; it may also be subject to change based on the results of settlement discussions with the DOJ related to its separate investigation. Monetary losses could be materially different than the $12.8 million presently accrued; however, any such amounts cannot be reasonably estimated given they are substantially dependent on further discussion and negotiation.

NovaMed was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 3, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any product rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed. On April 30, 2014, NovaMed informed MEDA that its determination of reasonable compensation for its services was  $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC and no hearing has taken place yet. The amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of June 30, 2015, the Company did not have any material unmet purchase obligations.

Note 10 — Development and Commercialization Agreement

In May 2015, Theravance Biopharma, Inc. (“Theravance Biopharma”) granted the Company exclusive development and commercialization rights to VIBATIV®  (telavancin) in China, as well as the Hong Kong SAR, the Macau SAR, Taiwan and Vietnam, in exchange for upfront and regulatory milestone payments totaling $6 million. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. Theravance Biopharma will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China and the Company’s other licensed territories.

For the three- and six-months ended June 30, 2015, the Company recognized $5.5 million in research and development expenses related to its new in-license arrangements, primarily with Theravance Biopharma. There was no similar expense recognized in the three- and six-month periods ended June 30, 2014.

Note 11 — Income Taxes

The provision for income taxes primarily relates to taxable income of the Company’s China operations. The Company recorded an income tax benefit of $0.5 million for the three months ended June 30, 2015, compared to income tax expense of $34,000 for the three months ended June 30, 2014.  The provision for income tax was $24,000 and $0.4 million for the six-month periods ended June 30, 2015 and 2014, respectively. The  decreases of $0.6 million and $0.4 million in the provision for income tax for the three- and six-month periods ended June 30, 2015, compared to the same periods of the prior year, mainly related to a reduction in the Company’s liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations, and lower tax related to restructuring the Company’s China business. The Company’s statutory tax rate in China was 25% in 2015 and 2014.

The Company has not recorded any significant US federal or state income taxes for the three- and six-month periods ended June 30, 2015 and 2014.  As of June 30, 2015, the Company determined it would be necessary to repatriate a dividend from its foreign subsidiary as a result of the estimated SEC/DOJ investigation loss (as previously described in Note 9) from the current year earnings and profits of its foreign subsidiaries, which were not part of the cumulative pool of undistributed earnings of foreign subsidiaries as of December 31, 2014. Additionally, the Company determined that $146.4 million of accumulated undistributed earnings of foreign subsidiaries, exclusive of the dividend repatriation to be satisfied out of current year earnings and profits, continues to be indefinitely reinvested outside of the US. Based upon its current year projections of tax deductible corporate expenses and other offsetting factors, the Company does not expect that the dividend income or the nondeductible estimated settlement loss will lead to any incremental income tax liability. Upon distribution of its foreign undistributed earnings, the Company may be subject to US federal and state income taxes, although determining the amount of tax liability is not practicable as it is dependent on a variety of factors, including but not limited to the amounts of US tax loss carryforwards and tax credit carryforwards available at the time of the repatriation. Based on the Company’s current operating plan, it does not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future, other than amounts related to the SEC/DOJ investigation loss. Should undistributed earnings need to be remitted, the Company will accrue for income taxes not previously recognized.

Note 12 — Segment Information and Geographic Data

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income (loss) for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Summary information by operating segment for the three- and six-month periods ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
China	$36,285	$31,287	$68,712	$56,966
Rest of the World (including the US and Hong Kong)	1,661	1,226	2,802	2,112
Total net revenues	$37,946	$32,513	$71,514	$59,078
Income (loss) from operations:
China	$7,657	$11,438	$20,001	$19,021
Rest of the World (including the US and Hong Kong)	(12,514)	(1,798)	(15,375)	(4,720)
Total income (loss) from operations	$(4,857)	$9,640	$4,626	$14,301
Non-operating income (expense), net:
China	$285	$39	$332	$(86)
Rest of the World (including the US and Hong Kong)	4	(5)	6	(9)
Total non-operating income (expense), net	$289	$34	$338	$(95)
Income (loss) before (benefit) provision for income tax:
China	$7,942	$11,477	$20,333	$18,935
Rest of the World (including the US and Hong Kong)	(12,510)	(1,803)	(15,369)	(4,729)
Total income (loss) before (benefit) provision for income tax	$(4,568)	$9,674	$4,964	$14,206

Long-lived assets as of June 30, 2015 by operating segment are as follows (in thousands):

China	$48,142
Rest of the World (including the US and Hong Kong)	1,341
$49,483

Note 13 — Subsequent Event

In August 2015, Cardiome Pharma Corp. (“Cardiome”), from whom the Company licensed Aggrastat,  and the Company mutually agreed to end their collaboration for Aggrastat,  resulting in the Company’s obligation to return all rights to the product to Cardiome. There were no financial penalties incurred by the Company arising from the mutual termination of the agreement. The Company recorded Aggrastat revenues of $2.0 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. The terms of the agreement provide for repurchase of the Company’s Aggrastat inventory at cost; as the Company had previously written down the related inventory prior to December 31, 2014 to a substantially lower amount based upon lower-than-expected demand, it was concluded that the remaining Aggrastat inventory as of June 30, 2015 was appropriately stated.

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

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”); and Aggrastat® an intervention cardiology product launched in China in 2009 in-licensed from Cardiome Pharma Corp (“Cardiome”).  In August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, and return all rights to the product to Cardiome.  We recorded Aggrastat revenues of $2.0 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

In August 2014, we, along with our partner BTG plc (“BTG”), announced that the China Food and Drug Administration had approved the registration of DC Bead® for the embolization of malignant hypervascularized tumors. DC Bead may be used to treat liver cancer, a large and growing indication in China, and we believe our oncology sales team and academic marketing liaisons have established high quality relationships with medical professionals and institutions that specialize in cancer treatment, which we believe will be a valuable asset as we prepare for commercial launch of DC Bead which we anticipate to occur in the third quarter of 2015. BTG and SciClone previously entered into an agreement granting SciClone exclusive licensing and distribution rights to DC Bead in China. Under the agreement, we will purchase product from BTG at a specified price for sale in China.

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

In May 2015, Theravance Biopharma, Inc. (“Theravance Biopharma”) granted SciClone exclusive development and commercialization rights to VIBATIV®  (telavancin) in China, as well as the Hong Kong SAR, the Macau SAR, Taiwan and Vietnam, in exchange for upfront and regulatory milestone payments totaling $6 million. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. SciClone will initially develop VIBATIV for hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP), and additional indications may include complicated skin and skin structure infections (cSSSI) and potentially bacteremia. Theravance Biopharma will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China and our other licensed territories.

For the three- and six-months ended June 30, 2015, we recognized $5.5 million in research and development expenses related to our new in-license arrangements, primarily with Theravance Biopharma. There was no similar expense recognized in the three- and six-month periods ended June 30, 2014.

In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the China Food and Drug Administration (“CFDA”) in 2012. The CFDA subsequently informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. In 2014, we loaned Zensun a total of approximately $4.75 million pursuant to the terms of the framework agreement, and we loaned an additional $7.25 million to Zensun on April 1, 2015 (refer to Note 4 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1 for further information regarding the Zensun loans).

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow®  for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a supplemental collaboration and license agreement. TLC was notified by the CFDA that ProFlow did not receive clinical trial approval and TLC is in the process of appealing the decision. We are currently in discussions with TLC to revise our license agreement, and as an alternative, may in-license an oncology product from them.

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective as of June 1, 2015, including for those on the National Reimbursement Drug List. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. We were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction to our distributor in our sales channel; accordingly, the impact of the price reduction for the second quarter of 2015, the quarter in which the reduction became effective, was $1.8 million. For fiscal 2015, we expect the impact of this and other potential decisions in other provinces to be offset by volume increases and changes in our arrangement with our China distributor.

As previously disclosed, since 2010 the US Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) have each been conducting formal investigations of us regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). We have reached agreement in principle regarding a proposed settlement of these matters with the staff of the SEC, subject to documentation and final approval by the Commissioners of the SEC. The agreement in principle, which includes disgorgement, prejudgment interest, and penalties totaling $12.8 million, is contingent upon the execution of formal settlement documents and approval of the settlement by the SEC’s governing Commission.

We have not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter.

We previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement, and recorded an additional charge of $10.8 million associated with the proposed settlement with the SEC for the second quarter of 2015. The present estimated loss of $12.8 million may be subject to change based on the results of any settlement with the SEC relating to these matters; it may also be subject to change based on the results of settlement discussions with the DOJ related to its separate investigation. (refer to Note 9 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 for further information regarding the SEC and DOJ investigations).

We believe our cash, cash equivalents and short-term investments as of June 30, 2015 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following tables summarize the period over period change in our product sales and promotion services (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Product sales, net	$37,202	$31,551	18%	$70,370	$57,615	22%
Promotion services	744	962	-23%	1,144	1,463	-22%
Total net revenues	$37,946	$32,513	17%	$71,514	$59,078	21%

Product sales were $37.2 million for the three-month period ended June 30, 2015, compared to $31.6 million for the corresponding period in 2014, an increase of $5.6 million, or 18%. ZADAXIN sales were $35.5 million for the three-month period ended June 30, 2015, compared to $30.3 million for the corresponding period of 2014, an increase of $5.2 million that mainly related to an increase in volume sold, offset partially by a reduction in the list price of ZADAXIN in the Zhejiang province since May 2015.

Product sales were $70.4 million for the six-month period ended June 30, 2015, compared to $57.6 million for the corresponding period in 2014, an increase of $12.8 million, or 22%. ZADAXIN sales were $66.7 million for the six-month period ended June 30, 2015, compared to $55.0 million for the corresponding period of 2014, an increase of $11.7 million that mainly related to an increase in volume sold, offset partially by a reduction in the list price of ZADAXIN in the Zhejiang province since May 2015. We anticipate that ZADAXIN revenues in 2015 will be higher than 2014.

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

Promotion services revenue was $0.7 million for the three-month period ended June 30, 2015, compared to $1.0 million for the corresponding period in 2014. Promotion services revenue was $1.1 million for the six-month period ended June 30, 2015, compared to $1.5 million for the corresponding period in 2014. Our promotion services revenue relates to products promoted under our agreement with Baxter. In addition, for the three- and six-month periods ended June 30, 2014, we recorded $0.2 million of promotion services revenue related to the termination of our promotion agreement with Sanofi Aventis S.A. (“Sanofi”).

Our Baxter promotion agreement is for a 5-year term, through December 2017. Our Pfizer product distribution agreement is for a 5-year term, through June 2019. In August 2015, we and Cardiome, from whom we licensed Aggrastat®, mutually agreed to end our collaboration for Aggrastat, and return all rights to the product to Cardiome. We recorded Aggrastat revenues of $2.0 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

Total China revenues were $36.3 million, or 96% of total revenues for the three-month period ended June 30, 2015, compared to $31.3 million, or 96% of total revenues for the corresponding period in 2014. Rest of the World segment revenues were $1.7 million, or 4% of our revenues for the three-month period ended June 30, 2015, compared to $1.2 million, or 4% of our revenues for the three-month period ended June 30, 2014 and related to sales of ZADAXIN product.

Total China revenues were $68.7 million, or 96% of total revenues for the six-month period ended June 30, 2015, compared to $57.0 million, or 96% of total revenues for the corresponding period in 2014. Rest of the World segment revenues were $2.8 million or 4% of our revenues for the six-month period ended June 30, 2015, compared to $2.1 million, or 4% of our revenues for the six-month period ended June 30, 2014 and related to sales of ZADAXIN product.

For the three-month periods ended June 30, 2015 and 2014, sales to Sinopharm in China accounted for approximately 92% of our revenues. For the six-month periods ended June 30, 2015 and 2014, sales to Sinopharm in China accounted for approximately 92% and 93%, respectively, of our revenues. Our experience with Sinopharm has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following tables summarize the period over period change in our cost of product sales (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Cost of product sales	$5,681	$5,011	13%	$10,278	$9,572	7%

Cost of product sales was $5.7 million and $5.0 million for the three-month periods ended June 30, 2015 and 2014, respectively. ZADAXIN cost of sales increased $0.5 million for the three-month period ended June 30, 2015, compared to the same period of last year, due to increased volume sold. Cost of product sales related to oncology products increased $0.3 million related to an increase in product sold in the second quarter ended June 30, 2015, compared to the same period last year.

Cost of product sales increased $0.7 million to $10.3 million for the six-month period ended June 30, 2015, compared to $9.6 million for the six-month period ended June 30, 2014, respectively, primarily related to an increase in ZADAXIN cost of sales due to increased volume sold.

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

Overall, we expect our gross margin percentages in 2015 to remain comparable to 2014, although they may fluctuate from quarter to quarter.

Sales and Marketing:

The following tables summarize the period over period change in our sales and marketing expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Sales and marketing	$12,964	$11,242	15%	$24,021	$21,076	14%

Sales and marketing expenses for the three months ended June 30, 2015 increased by $1.7 million, or 15%, compared to the same period in 2014. Sales and marketing expenses for the six months ended June 30, 2015 increased by $2.9 million, or 14%, compared to the same period in 2014. The increases for both the three and six-month periods ended June 30, 2015, compared to the same periods in 2014, related to growth in our sales and marketing efforts for ZADAXIN.

We anticipate total sales and marketing expenses for the year ending December 31, 2015 to be higher than those incurred for the year ended December 31, 2014 related to growth in our sales and marketing efforts for ZADAXIN and DC Bead, including headcount related expenses.

Research and Development (“R&D”):

The following tables summarize the period over period change in our R&D expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Research and development	$6,581	$804	719%	$7,669	$2,280	236%

R&D expenses for the three months ended June 30, 2015, increased $5.8 million, or 719%, compared to the same period in 2014. R&D expenses for the six months ended June 30, 2015, increased $5.4 million, or 236%, compared to the same period in 2014. For the three- and six-month periods ended June 30, 2015, we recorded $5.5 million in R&D expenses related to our new in-license arrangements, primarily with Theravance Biopharma for VIBATIV. There was no similar expense recognized in the three- and six-month periods ended June 30, 2014.

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

General and Administrative (G&A):

The following tables summarize the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
General and administrative	$6,777	$5,816	17%	$14,120	$11,849	19%

G&A expenses for the three-month period ended June 30, 2015 increased by $1.0 million, or 17%, compared to the same period in 2014. The increases in G&A for the three-month period ended June 30, 2015, compared to the same period in 2014, mainly related to growth in our China organization, partially offset by a $0.4 million credit to bad debt expense for collection of accounts receivables from a particular customer that had been fully reserved prior to 2015. G&A expenses for the six-month period ended June 30, 2015 increased by $2.3 million, or 19%, compared to the same period in 2014. The increases in G&A expenses for the six-month period ended June 30, 2015, compared to the same period in 2014, mainly related to growth in our China organization.

We expect our G&A expenses in 2015 to increase compared to 2014 related to growth in our business. Ongoing discussions with the SEC and DOJ are unpredictable and may result in higher legal costs that affect our general and administrative expenses or the timing thereof. Refer to Part II, Item 1 “Legal Proceedings” and Part I, Item 1, Note 9 “Contingencies and Commitments” and the section below “Estimated SEC and DOJ Investigation Loss” for further information on this matter. We do not expect to incur any significant acquisition-related costs in 2015, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future.

Estimated SEC and DOJ Investigation Loss:

We previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement with the SEC and DOJ regarding their investigation into possible violations of the FCPA by us, and we recorded an additional charge of $10.8 million associated with the proposed settlement with the SEC in the second quarter of 2015. We have not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter. The present estimated loss, which totals $12.8 million, is subject to change based on the results of any final settlement with the SEC relating to these matters; it may also be subject to change based on the results of settlement discussions with the DOJ related to its separate investigation. Refer to Part II, Item 1 “Legal Proceedings” and Part I, Item 1, Note 9 “Contingencies and Commitments” for further information on this matter.

(Benefit) Provision for Income Tax:

The (benefit) provision for income taxes primarily relates to taxable income of our China operations. We recorded an income tax benefit of $0.5 million for the three months ended June 30, 2015, compared to income tax expense of $34,000 for the three months  ended June 30, 2014. The provision for income tax was $24,000 and $0.4 million for the six-month periods ended June 30, 2015 and 2014, respectively. The decreases of $0.6 million and $0.4 million in the provision for income tax for the three- and six-month periods ended June 30, 2015, compared to the same periods of the prior year, mainly related to a reduction in our liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations and lower tax related to restructuring our China business. Our statutory tax rate in China was 25% in 2015 and 2014.

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

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	June 30, 2015	December 31, 2014
Cash, cash equivalents and investments	$93,049	$86,303

As of June 30, 2015, we had $93.0 million in cash, cash equivalents and investments of which $83.6 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. As of June 30, 2015, we determined it would be necessary to repatriate a dividend from our foreign subsidiary as a result of the estimated SEC/DOJ investigation loss (as previously described) from the current year earnings and profits of our foreign subsidiaries, which were not part of the cumulative pool of undistributed earnings of foreign subsidiaries as of December 31, 2014. Additionally, we determined that $146.4 million of accumulated undistributed earnings of foreign subsidiaries, exclusive of the dividend repatriation to be satisfied out of current year earnings and profits, continues to be indefinitely reinvested outside of the US. Based upon our current year projections of tax deductible corporate expenses and other offsetting factors, we do not expect that the dividend income or the nondeductible estimated settlement loss will lead to any incremental tax liability. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries, (ii) additional investments to support our expansion in the China market as well as planned business acquisitions and/or product licensing transactions, and (iii) there is no foreseeable need to repatriate any additional undistributed earnings to fund our limited US operations (other than amounts needed to settle our SEC/DOJ investigation loss, as previously described). Should undistributed earnings need to be remitted, we will accrue for income taxes not previously recognized. Upon distribution of our foreign undistributed earnings, we may be subject to US federal and state income taxes. Determination of such additional tax liability is not practicable as it is dependent on several future uncertainties, including the amount of US tax losses, available net operating losses and, potentially, foreign tax credits available at the time of the repatriation. Based on our current operating plan, we do not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future, other than amounts related to our estimated SEC/DOJ investigation loss.

	Six Months Ended
	June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$16,835	$10,611
Investing activities	$(8,321)	$(471)
Financing activities	$(1,827)	$(8,928)

Net cash provided by operating activities was $16.8 million for the six-months ended June 30, 2015 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, provision for bad debt expense, depreciation and amortization expense, and changes in operating assets and liabilities. We reserved an amount of $0.5 million as a bad debt charge recorded in general and administrative expense during the six months ended June

30, 2015 related to a  customer whose receivable balance is past due and which we are actively trying to collect. Inventory increased $1.7 million mainly related to an increase in ZADAXIN finished goods inventory. Accounts payable and accrued liabilities increased $6.3 million for the six-month period ended June 30, 2015 as compared to the prior year’s period, mainly related to the additional $10.8 million estimated probable loss recorded to operating expense related to the proposed settlement with the SEC.

Net cash provided by operating activities was $10.6 million for the six months ended June 30, 2014 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, provision for expiring inventory, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was $8.3 million and $0.5 million, respectively, for the six months ended June 30, 2015 and 2014. As part of our license and supply agreement with Zensun, we agreed to loan up to $12 million in total to Zensun under two separate loan agreements (such lendings are further described in Note 4 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1). Pursuant to these agreements, in April 2015, we loaned $7.25 million to Zensun, bringing the total amount loaned to Zensun to $12.0 million. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to our subsidiary, SciClone Pharmaceuticals International China Holding Ltd. For the six months ended June 30, 2015 and 2014, we also purchased $1.1 million and $0.5 million of property and equipment, respectively.

Net cash used in financing activities was $1.8 million and $8.9 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, we used $5.3 million and $8.6 million to repurchase and retire 595,013 and 1,721,918 shares of our common stock under our stock repurchase program, respectively. For the six months ended June 30, 2015 and 2014, we also received $3.4 million and $1.3 million of net proceeds, respectively, from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans. In June 2014, our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd., repaid 10 million Renminbi (approximately $1.6 million USD) to settle its revolving line of credit facility with Shanghai Pudong Development Bank Co. Ltd. which expired November 30, 2014.

The following summarizes our future obligations including uncertain tax positions as of June 30, 2015 (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$6,245	$2,492	$3,753	$—	$—
Purchase obligations (2)	17,451	17,451	—	—	—
Uncertain tax positions (3)	3,725	—	—	—	—
Total	$27,421	$19,943	$3,753	$—	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)

As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the ”Payments Due by Period” section of the table.

Under our $80.5 million stock repurchase program, we repurchased and retired 595,013 shares at a cost of $5.3 million during the six months ended June 30, 2015 bringing the total repurchases since the program’s inception to approximately 12.3 million shares at a cost of $70.5 million through June 30, 2015. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

We recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement with the SEC and DOJ regarding their investigation into possible violations of the FCPA by us. Based on our recent discussions with the SEC, we recorded an additional $10.8 million in estimated investigation loss to operating expense for the three- and six-months ended June 30, 2015, bringing the total estimated loss to the government in penalties, fines and/or other remedies to $12.8 million. Although we have reached agreement in principle with the SEC regarding a proposed settlement of their investigation of us into possible violations of the FCPA, the agreement in principle is contingent upon the execution of formal settlement documents and approval of the settlement by the Commissioners of the SEC. In addition, we have not yet reached a resolution of these matters with the DOJ. Ongoing discussions with the SEC and DOJ are unpredictable and may result in higher fines or other penalties, and we cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Part II, Item 1 “Legal Proceedings” and Part I, Item 1, Note 9 “Contingencies and Commitments” for further information on this matter.

Under our license agreements with third parties we have agreed to various milestone payments related to regulatory and commercial success and other achievements that may require substantial payments in the future.

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

Revenue Reserve. We maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which may result from expired or damaged product on delivery, or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of June 30, 2015 and December 31, 2014, our revenue reserves were $0.1 million; the reserves were recorded as accrued liabilities on our unaudited condensed consolidated balances sheets.

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our critical accounting policies, estimates and judgments for the six months ended June 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, which reflects a one year deferral approved by the FASB in July 2015, with early application permitted provided that the effective date is not earlier than the original effective date. We are in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on our financial statements and related disclosures. The standard permits the use of either the full retrospective or modified retrospective transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are currently evaluating the impact of adopting this guidance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk for the six months ended June 30, 2015 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed, since 2010 the SEC and the DOJ have each been conducting formal investigations of us regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”), primarily related to certain historical sales and marketing activities with respect to our China operations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred. We continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

We have engaged in settlement discussions with the SEC related to its investigation into possible violations of the FCPA by us. We have reached agreement in principle regarding a proposed settlement of these matters with the staff of the SEC, subject to documentation and final approval by the Commissioners of the SEC. Under the terms of the proposed resolution, we, without admitting or denying liability, would consent to the entry of an administrative order requiring that we cease and desist from any future violations of the FCPA. We also would agree to pay disgorgement of $9.4 million, prejudgment interest of $0.9 million and a civil money penalty of $2.5 million.

We have not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter.

We previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement, and recorded an additional charge of $10.8 million associated with the proposed settlement with the SEC for the second quarter of 2015. The present estimated loss, which totals $12.8 million, may be subject to change based on the results of any final settlement with the SEC relating to these matters. It may also be subject to change based on the results of settlement discussions with the DOJ related to its separate investigation. Monetary losses could be materially different than the $12.8 million presently accrued; however any such amounts cannot be reasonably estimated given they are substantially dependent on further discussion and negotiation.

As previously disclosed, we have taken, and continue to take certain steps to enhance our existing anti-bribery compliance efforts, including (i) evaluating and expanding our training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluating existing compliance and anti-bribery policies and guidelines and preparing new, more detailed policies and guidelines for implementation after review by our Board of Directors and/or committees of the Board of Directors, (iii) implementing a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third-party events, (iv) establishing an automated system for recording and approving travel and entertainment expenditures,  and (v) hiring a Vice President of Compliance and a Vice President of Internal Audit to monitor and enforce compliance with our policies. Also, upon the recommendation of the Special Committee, the Audit Committee of the Board has retained a third-party consultant to observe and make recommendations regarding our FCPA compliance. We will continue to emphasize the importance of compliance and ethical business conduct.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $4.9 million and $13.8 million for the six months ended June 30, 2015 and 2014, respectively, we recorded a loss of $4.0 million for the quarter ended June 30, 2015 and have experienced significant operating losses in the past, and as of June 30, 2015, we had an accumulated deficit of approximately $135.5 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

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

Our revenue will continue to be substantially dependent on our sales of ZADAXIN in China. The Chinese government has previously imposed price restrictions on ZADAXIN and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed.  *

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the six months ended June 30,  2015 and 2014, approximately 96% of our ZADAXIN sales were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of the National Development and Reform Commission (“NDRC”) and provincial agencies’ pricing reform.

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

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective June 1, 2015, including on the National Reimbursement Drug List (“NRDL”). Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015; we were able to mitigate the impact of this price limitation by sharing the burden of the price reduction with our distributor. For fiscal 2015, we expect the impact of this and other potential decisions in other provinces to be offset by volume increases and changes in our arrangement with our China distributor.

We have also experienced other price limitations for ZADAXIN in China in the past. The national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China and as a result, the impact on our sales price per unit was insignificant. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the NDRC price of several of our oncology products exclusively promoted in China for Pfizer and Baxter, were reduced by amounts ranging from 10 to 20%.

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

Our business strategy is dependent in part on our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. We have experienced challenges in maintaining some of our agreements and if we fail to enter into additional agreements, our business will suffer. *

Our sales and marketing strategy in China depends significantly on agreements with third parties, and potentially on entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including licensed products and products currently promoted or sold by our subsidiaries, NovaMed and NovaMed Shanghai, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products include DC Bead, a product expected to launch commercially in the third quarter of 2015, and products in the regulatory review process, including products in clinical trials that are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent on entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected. In addition, if any of such agreements acquired in our NovaMed acquisition are not renewed, we could incur a decline in sales revenues.

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

While in June 2013 we renewed our promotion agreement with Baxter for a 5-year term through December 2017 and in July 2014 we renewed our product distribution agreement with Pfizer for a 5-year term through June 2019, our promotion agreements with Sanofi were not renewed and expired on December 31, 2013. In addition, in August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, and return all rights to the product to Cardiome. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. Terminations or failures to renew these or any other agreement as to some or all of the products covered by the agreement could result in a decline in revenue and in other costs including restructuring charges if a resulting revenue decline required us to reduce costs. On the other hand, if we are successful in negotiating better terms there may be a positive impact on our revenues and profitability.

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

The proposed agreement in principle with the SEC relating to our possible violations of the Foreign Corrupt Practices Act may not become final in its proposed form and could be materially more adverse to us than currently anticipated. We also continue to face risks related to the potential outcomes of the DOJ investigation regarding FCPA compliance and other matters, including potential additional penalties, substantial expense, the use of significant management time and attention, and changes in our marketing and sales practices that could affect our ability to generate revenue, any of which could adversely affect our business.  *

As previously disclosed, since 2010 the SEC and the DOJ have each been conducting formal investigations of us regarding a range of matters, including possible violations of the FCPA, primarily related to certain historical sales and marketing activities with respect to our China operations. In response to these matters, our Board appointed the Special Committee to oversee our response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred. We continue to cooperate fully with the SEC and DOJ in the conduct of their investigations.

We have engaged in settlement discussions with the SEC related to its investigation into possible violations of the FCPA by us. We have reached agreement in principle regarding a proposed settlement of these matters with the staff of the SEC, subject to documentation and final approval by the Commissioners of the SEC.  There can be no assurance that this proposed settlement will be finalized, or finalized on the terms currently agreed in principle, and we cannot provide assurances regarding if and when the Commission will approve the settlement. We have not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter.

If the proposed settlement with the SEC is not finalized or approved by the Commission, we may enter into further discussions with the SEC to resolve the investigated matters on different terms and conditions. Any different terms and conditions relative to the proposed settlement with the SEC, or any settlement with the DOJ, could include any of a broad range of civil and criminal sanctions under the FCPA and other laws and regulations, against the Company and individuals. These include, but are not limited to, injunctive relief, disgorgement, fines, interest, penalties and modifications to business practices and compliance programs. Any such disgorgement, fines, penalties, interest and other associated costs could be materially different than the amounts that we have currently accrued.

We are unable to predict what ultimate consequences any investigation by any regulatory or law enforcement agency may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses. It has also diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future could result in similar substantial expenses, management diversion of attention, and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory or law enforcement agency, including in China, could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China and other countries, including adversely affecting our ability to obtain license renewals or other administrative approvals we require to conduct business in China and other countries. In addition to the $12.8 million amount we have agreed to pay to the SEC subject to finalization and approval of the settlement, if we are subject to adverse findings resulting from the DOJ investigation, we could be required to pay additional damages or penalties or have other remedies imposed on us.

We previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement, and recorded an additional charge of  $10.8 million associated with the proposed settlement with the SEC for the second quarter of 2015 to reflect our revised estimate of a probable loss incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC. We may incur additional expenses related to remedial measures we are undertaking, and could incur other fine, penalties, or other monetary remedies resulting from the finalization of the SEC and DOJ investigations that are more than the estimated loss presently accrued. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management and financial resources, which could otherwise be devoted to the operation of our business.

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

Our incumbent independent auditors’ system of quality control and their individual audits are subject to review, inspection, or other outside assurance from time to time by member firms in the network of firms to which they belong, by peer accounting firms, or by regulatory or industry bodies in China (such as China’s securities regulator or the Chinese body representing certified public accountants). However, these various bodies or parties are distinct from the PCAOB, and their efforts may not be concentrated on audits of SEC registrants. Their reviews or inspections may be substantially different, or not comparable to, an inspection by the PCAOB. Auditors of companies that are registered with the SEC and traded publicly in the US, including our independent registered public accounting firm, must be registered with the PCAOB, and are required by the laws of the US to undergo regular inspections by the PCAOB to assess their compliance with the laws of the US and professional standards. Because our auditors are located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China, including our auditors. As a result, investors in our equity securities may be deprived of the benefits of PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures or quality control procedures as compared to other public company auditors outside of China that are subject to PCAOB inspections. As a result, investors in our stock may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

In the event that the SEC restarts the enforcement administrative proceedings, depending upon the final outcome, listed companies in the US with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding China-based, US-listed companies and the market price of our stock may be adversely affected.

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

We may incur unexpected charges relating to our operations. *

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, we recorded $0.5 million of bad debt expense in general and administrative expense for the first quarter of 2015 related to one customer whose accounts receivable are uncertain of collection. In addition, we recorded $2.4 million to bad debt expense for the year ended December 31, 2013 related to one customer whose accounts receivable were significantly past due and for which collectability was uncertain at that time. Although we subsequently collected $1.5 million of these receivables in fiscal 2014 and a further $0.4 million in the second quarter of 2015, there still remains $0.5 million awaiting collection that is fully reserved.  We also recorded charges of $2.1 million during the year ended December 31, 2014, for potential inventory obsolescence related to Aggrastat; there were no such charges in 2015. We have had and could also experience additional charges for potential inventory obsolescence related to other products if we are unable to sell units that are nearing their expiration dates, or for bad debt if other distributors do not pay outstanding receivables in full. Those or similar future events would have an adverse impact upon our operating results.

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

Our sales are concentrated in China and we face risks relating to operating in China, including pricing and other regulations, slow payment cycles and exposure to fluctuations in the Chinese economy.  *

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In the past, the national Chinese government has imposed price restrictions on ZADAXIN and various oncology products we promote. As a result of the Chinese government’s review of pharmaceutical prices once a product has been included in the NRDL, the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. Since the terms of our agreement with Sinopharm went into effect, the average impact on our sales price per unit has been insignificant. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition to national regulations, provincial governments may also impose pricing limitations.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant regulatory limitations are imposed on our ability to terminate employees and on the related costs, political, economic or regulatory changes occur, our results could be adversely affected. During the third quarter of 2014, we wrote-off $1.1 million of $3.5 million in fully reserved accounts receivable related to one customer. For that customer, we received $1.5 million in payments on fully reserved accounts receivable in 2014 and a further $0.4 million in the second quarter of 2015, and the remaining fully reserved accounts receivable balance of $0.5 million as of June 30, 2015 is substantially delinquent. Although we entered into a settlement agreement with this customer in October 2014, and the customer has a binding obligation to pay us the remaining $0.5 million by December 31, 2015, there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

Because of China's tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next; we are dependent upon Sinopharm as the exclusive importer of ZADAXIN.  *

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China's quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on Sinopharm to supply our ZADAXIN sales. Our receivables from Sinopharm are material, and if we were unable to collect receivables from Sinopharm or any other importer, our business and cash-flow would be adversely affected. In 2012, we also relied on another distributor to supply our ZADAXIN product. Receivables from this importer are $0.5 million as of June 30, 2015 that are more than one year past due and fully reserved, and if we were unable to collect these receivables, our business and cash flows would be adversely affected.

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

Furthermore, a majority of our cash is held by our foreign subsidiaries. While such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, and we do not anticipate the need to repatriate cash held by foreign subsidiaries under our current operating plan (other than amounts we expect to make in 2015 to settle our SEC/DOJ investigation loss), if we were to repatriate cash to the US, these amounts may be subject to US income tax upon repatriation.

Our loans receivable are subject to certain risks which could materially adversely affect our financial position. *

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of June 30, 2015. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended June 30, 2015  (in thousands, except per share amounts):

			Total Number	Approximate
			of Shares	Dollar
			Purchased as Part	Value of Shares
	Total	Average	of Publicly	that May Yet Be
	Number	Price	Announced	Purchased
	of Shares	Paid	Plans	Under the
	Purchased	per Share	or Programs	Plans or Programs(1)
April 1, 2015 through April 30, 2015	282	$8.8100	282	$10,000
May 1, 2015 through May 31, 2015	—	$—	—	—
June 1, 2015 through June 30, 2015	—	$8.9975	—	9,999
Total	282	$8.8126	282

(1) “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects the $80.5 million total authorized since the program's inception in October 2011, less the $70.5 million we repurchased through June 30, 2015, including $0.5 million of commissions paid.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit
Number	Description
10.1(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Friedhelm Blobel and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.2(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Wilson Cheung and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.3(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Robert King and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.4(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Raymond Low and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.5(2)	SciClone Pharmaceuticals, Inc. 2015 Equity Incentive Plan.
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement.
(1)	Filed herewith.
(2)	Incorporated reference from the Company’s by Current Report on Form 8-K filed on June 17, 2015.
(3)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: August 10, 2015	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Friedhelm Blobel and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.2(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Wilson Cheung and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.3(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Robert King and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.4(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Raymond Low and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.5(2)	SciClone Pharmaceuticals, Inc. 2015 Equity Incentive Plan.
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement.
(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2015.
(3)	Furnished herewith.