Form 10-Q
period 2015-09-30
SCICLONE PHARMACEUTICALS INC
filed 2015-11-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☐     No     ☒

As of November 5,  2015,  49,376,787 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$99,224	$86,228
Accounts receivable, net of allowances of $1,137 and $998 as of September 30, 2015 and December 31, 2014, respectively	40,210	40,268
Inventories	12,147	10,703
Short-term investments	—	75
Prepaid expenses and other current assets	1,933	2,597
Deferred tax assets	306	326
Total current assets	153,820	140,197
Property and equipment, net	2,219	1,848
Goodwill	33,686	34,521
Other assets	12,507	5,265
Total assets	$202,232	$181,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,803	$5,311
Accrued and other current liabilities	32,188	20,536
Deferred revenue	203	596
Total current liabilities	36,194	26,443
Other long-term liabilities	33	114
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 49,374,287 and 49,948,897 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	49	50
Additional paid-in capital	294,349	287,108
Accumulated other comprehensive income	2,646	3,264
Accumulated deficit	(131,039)	(135,148)
Total stockholders’ equity	166,005	155,274
Total liabilities and stockholders’ equity	$202,232	$181,831

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$41,986	$33,621	$112,356	$91,236
Promotion services	894	666	2,038	2,129
Total net revenues	42,880	34,287	114,394	93,365
Operating expenses:
Cost of product sales	6,853	6,005	17,131	15,577
Sales and marketing	15,077	13,911	39,098	34,987
Research and development	1,039	653	8,708	2,933
General and administrative	7,290	5,611	21,410	17,460
Estimated settlement expense (Note 9)	26	—	10,826	—
Total operating expenses	30,285	26,180	97,173	70,957
Income from operations	12,595	8,107	17,221	22,408
Non-operating income (expense):
Interest and investment income	252	31	614	73
Interest and investment expense	—	—	—	(48)
Other income (expense), net	(281)	108	(305)	19
Income before provision for income tax	12,566	8,246	17,530	22,452
Provision for income tax	587	331	611	763
Net income	$11,979	$7,915	$16,919	$21,689

Basic net income per share	$0.24	$0.16	$0.34	$0.42
Diluted net income per share	$0.23	$0.15	$0.32	$0.41

Weighted average shares used in computing:
Basic net income per share	49,869	51,032	49,920	51,533
Diluted net income per share	52,126	52,393	52,344	52,799

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$11,979	$7,915	$16,919	$21,689
Other comprehensive (loss) income, net of income tax
Foreign currency translation	(661)	308	(618)	(466)
Total other comprehensive (loss) income	(661)	308	(618)	(466)
Total comprehensive income	$11,318	$8,223	$16,301	$21,223

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income	$16,919	$21,689
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	3,437	2,609
Provision for doubtful accounts	541	—
Provision for expiring inventory	—	990
Depreciation and amortization	802	652
Loss on disposal of fixed assets	2	17
Deferred income taxes	12	—
Changes in operating assets and liabilities:
Accounts receivable, net	(526)	3,307
Inventories	1,215	4,240
Prepaid expenses and other assets	692	627
Accounts payable	(4,076)	(5,365)
Accrued and other current liabilities	11,822	(2,006)
Deferred revenue	(394)	(256)
Other long-term liabilities	(80)	(50)
Net cash provided by operating activities	30,366	26,454
Investing activities:
Loans to third party (Note 4)	(7,250)	(2,501)
Proceeds from the sale of short-term investments	75	—
Purchases of property and equipment	(1,152)	(1,065)
Net cash used in investing activities	(8,327)	(3,566)
Financing activities:
Repurchase of common stock including commissions	(12,811)	(14,179)
Repayment of credit facility	—	(1,619)
Proceeds from issuances of common stock, net	3,696	3,989
Net cash used in financing activities	(9,115)	(11,809)
Effect of exchange rate changes on cash and cash equivalents	72	(51)
Net increase in cash and cash equivalents	12,996	11,028
Cash and cash equivalents, beginning of period	86,228	85,803
Cash and cash equivalents, end of period	$99,224	$96,831

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

Revisions

The Company reduced the line item “Inventories” and increased the line item “Provision for expiring inventory” in the amount of $0.4 million within the reconciling adjustments in its condensed consolidated statement of cash flows for the nine months ended September 30, 2014 to correct an error in the prior year presentation. This revision had no impact on cash provided by operating activities. For the full year 2014, the line item “Inventories” was overstated and the line item “Provision for expiring inventory” was understated by $0.5 million within the reconciling adjustments in its consolidated statement of cash flows as presented for the year ended December 31, 2014 included in the Company’s Form 10-K as filed with the SEC. The amounts of the errors are not material to the annual or interim periods of 2014.

Customer Concentration

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For the Company’s proprietary product ZADAXIN®, the Company manufactures its product using its US and European contract manufacturers, and it generates its product sales revenue through sales of ZADAXIN products to Sinopharm Holding Hong Kong Co. Ltd. (“Sinopharm”). Sinopharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. The Company’s ZADAXIN sales occur when the importer purchases product from the Company, without any right of return except for damaged product or quality control issues and passage of title and risk of loss are transferred to Sinopharm at the time of shipment. After the Company’s sale of ZADAXIN to the importer, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier (“Tier 2”) distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier (“Tier 3”) local or regional distributors who, in turn, sell products to hospitals and pharmacies. The Company’s other product sales revenues result from the sale of the Company’s in-licensed products to importing agents and distributors.

Promotion services revenues result from fees received for exclusively promoting products for certain pharmaceutical partners. These importing agents, distributors and partners are the Company’s customers.

Sinopharm revenues relate to the Company’s China segment. Sinopharm contributed 98%  and 94% of the Company’s total net revenue for the three-month periods ended September 30, 2015 and 2014, respectively. Sinopharm contributed 92% and 93% of the Company’s total net revenue for the nine-month periods ended September 30, 2015 and 2014, respectively. There were no other customers that exceeded 10% of the Company’s total net revenue in the periods presented.

As of September 30, 2015, approximately $37.4 million, or 91%, of the Company's accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers.

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

As of September 30, 2015, the Company had a receivable reserve of $1.1 million. The reserve includes $0.5 million from one customer that is more than one year past due. In October 2014, the Company’s subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with this particular customer providing for settlement of the receivable balance, which at the time was $1.9 million, of which $1.0 million was paid in 2014. The remaining $0.9 million was scheduled to be paid in installments as follows: (i) $0.4 million before May 31, 2015, and (ii) $0.5 million by December 31, 2015. The Company collected $0.4 million in May 2015, and this gain on recovery was recorded as a $0.4 million reduction to general and administrative expense for the nine-month period ended September 30, 2015. The Company will continue to maintain a full reserve on the remaining $0.5 million outstanding accounts receivable balance from this customer until payment is received. As of September 30, 2015, the Company had $0.5 million in fully reserved accounts receivable from another customer that are past due. The Company recognized $0.5 million of bad debt expense in general and administrative expense during the first quarter of 2015 due to uncertainty regarding the collectability of the customer’s outstanding receivable balance.

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

Revenue Reserve. The Company generally maintains a revenue reserve for product returns based on estimates of the amount of product to be returned by its customers which may result from expired or damaged product on delivery, and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the revenue reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the revenue reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions.

As of September 30, 2015 and December 31, 2014, the Company’s revenue reserves were $0.6 million and $0.1 million, respectively.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items, including pharmaceutical products approaching their expiration dates. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value. For the three- and nine-month periods ended September 30, 2015, the Company recorded no inventory write-downs. For the three- and nine-month periods ended September 30, 2014, the Company recorded inventory write-downs of $0.6 million and $1.0 million, respectively, related to carrying value reductions for excess Aggrastat® product.

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

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of September 30, 2015 and December 31, 2014, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, restricted stock units (RSUs), performance restricted stock units (PSUs) and the employee stock purchase plan using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$11,979	$7,915	$16,919	$21,689
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	49,869	51,032	49,920	51,533
Effect of dilutive securities	2,257	1,361	2,424	1,266
Weighted-average shares outstanding used to compute diluted net income per share	52,126	52,393	52,344	52,799
Basic net income per share	$0.24	$0.16	$0.34	$0.42
Diluted net income per share	$0.23	$0.15	$0.32	$0.41

For the three months ended September 30, 2015 and 2014, outstanding stock options for 1,514,534 and 3,733,555 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended September 30, 2015 and 2014, outstanding stock options and awards for 312,500 and 50,000 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

For the nine months ended September 30, 2015 and 2014, outstanding stock options for 1,043,815 and 3,924,745 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the nine months ended September 30, 2015 and 2014, outstanding stock options and awards for 325,137 and 50,000 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not yet been met.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company has evaluated the impact of adopting this guidance and has concluded it will likely have minimal effect on the financial statements as the Company already applies the concept of net realizable value; moreover, inventory provisions are generally full write-downs for the affected inventory.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis (in thousands):

Fair Value Measurements as of September 30, 2015 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2015
Money market funds	$19,678	$—	$—	$19,678
Total	$19,678	$—	$—	$19,678

	Fair Value Measurements as of December 31, 2014 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678
Total	$19,678	$75	$—	$19,753

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$5,219	$5,009
Work in progress	486	761
Finished goods	6,442	4,933
	$12,147	$10,703

Included in the Company’s inventory as of September 30, 2015 and December 31, 2014,  was  $3.6 million and $3.1 million, respectively, in inventory held at distributors related to products sold by its NovaMed Pharmaceuticals, Inc. and NovaMed Pharmaceuticals (Shanghai) Co. Ltd. subsidiaries.

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

With respect to lender SciClone China, Zensun could request RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$244,000 as of September 30, 2015) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum, with interest payable quarterly, and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SPIL China, Zensun could request US-dollar denominated borrowings up to $11.75 million. As of September 30, 2015, borrowings totaling $11.75 million had been requested by Zensun and paid by SPIL China with $4.5 million lent in the second half of 2014 and $7.25 million lent in the second quarter of 2015. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the agreement. These borrowings mature on September 26, 2017, with an option electable by the borrower to extend for two additional years provided certain conditions are met. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of the market value of the pledged security, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payment of interest, concluded there were no indications of loan impairment as of September 30, 2015 or December 31, 2014; accordingly, there is no allowance for loan losses.

The two loans are included in “other assets” on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014. Interest income on the loans amounted to $0.2 million and $0.5 million for the three- and nine-months ended September 30, 2015, respectively, and is included in interest and investment income in the unaudited condensed consolidated statements of income.

Note 5 — Goodwill

The following table represents the changes in goodwill for the nine months ended September 30, 2015 (in thousands):

Balance as of December 31, 2014	$34,521
Translation adjustments	(835)
Balance as of September 30, 2015	$33,686

Note 6 — Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued estimated settlement expense (Note 9)	$12,826	$2,000
Accrued sales and marketing expenses	8,740	5,383
Accrued taxes, tax reserves and interest	4,355	5,208
Accrued compensation and benefits	3,591	4,176
Accrued professional fees	1,716	1,819
Accrued manufacturing costs	537	95
Accrued license fee	—	1,000
Other	423	855
	$32,188	$20,536

Note 7 — Accumulated Other Comprehensive Income

Changes in the composition of accumulated other comprehensive income (loss) for the three- and nine-months ended September 30, 2015 and 2014 are as follows (in thousands):

Balances as of July 1, 2015	$3,307
Other comprehensive loss related to foreign currency translation	(661)
Balances as of September 30, 2015	$2,646

Balances as of July 1, 2014	$3,402
Other comprehensive income related to foreign currency translation	308
Balances as of September 30, 2014	$3,710

Balances as of January 1, 2015	$3,264
Other comprehensive loss related to foreign currency translation	(618)
Balances as of September 30, 2015	$2,646

Balances as of January 1, 2014	$4,176
Other comprehensive loss related to foreign currency translation	(466)
Balances as of September 30, 2014	$3,710

Note 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income  (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales and marketing	$217	$276	$685	$761
Research and development	65	19	159	78
General and administrative	1,079	539	2,593	1,770
	$1,361	$834	$3,437	$2,609

Stock Options

During the nine months ended September 30, 2015, the Company granted options to purchase a total of 1,375,500 shares of common stock and options to purchase 868,682 shares of common stock were exercised. As of September 30, 2015, there was approximately $6.4 million of unrecognized compensation expense, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.60 years.

RSUs and PSUs

During the nine months ended September 30, 2015,  388,000 RSUs and 300,000 PSUs were granted at a weighted-average grant date fair value per share of $8.95, and 105,517 RSUs were released. The PSUs will vest and be released on meeting performance goals (including revenue and product expansion targets) within an established time frame. If the performance goals are not met within the established time frame, the PSUs will expire. The Company recognizes expense related to the PSUs over the implicit service period if it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the PSUs is reversed. For the three- and nine-month periods ended September 30, 2015, the Company recorded approximately $31,000 and $60,000, respectively, of expense related to the PSUs. As of September 30, 2015, there was approximately $2.5 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs and PSUs, which is expected to be recognized over a weighted-average remaining period of approximately 2.35 years.

Repurchase of Common Stock

The Company repurchased and retired 1,526,306 shares at a cost of $12.8 million during the nine-month period ended September 30, 2015. As of September 30, 2015, $2.4 million of the $80.5 million share repurchase program authorized by the Board of Directors was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

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

As previously disclosed, since 2010 the SEC and the US Department of Justice (“DOJ”) have each been conducting formal investigations of the Company regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”), primarily related to certain historical sales and marketing activities with respect to the Company’s China operations. In response to these matters, the Company’s Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee its response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred. The Company continues to cooperate fully with the SEC and DOJ in the conduct of their investigations.

The Company has engaged in settlement discussions with the SEC related to its investigation into possible violations of the FCPA by the Company. The Company has finalized the terms of an offer of settlement of these matters, subject to final approval by the Commissioners of the SEC. Under the terms of the offer of settlement, the Company, without admitting or denying liability, would consent to the entry of an administrative order requiring that the Company cease and desist from any future violations of the FCPA. The Company also would pay disgorgement of $9.4 million, prejudgment interest of $0.9 million and a civil money penalty of $2.5 million. If the offer of settlement is approved by the Commissioners of the SEC, an administrative order will be issued by the SEC and $12,826,000 (which was placed in an escrow facility subsequent to September 30, 2015) will immediately be released to the SEC.

The Company has not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter.

The Company previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement, and recorded additional charges of $10.8 million and $26,000 associated with the proposed settlement with the SEC for the second and third quarters of 2015, respectively. The present estimated settlement expense, which totals $12,826,000, may be subject to change based on the results of any final settlement with the SEC relating to these matters; it may also be subject to change based on the results of settlement discussions with the DOJ related to its separate investigation. Monetary losses could be materially different than the $12,826,000 presently accrued; however, any such amounts cannot be reasonably estimated given they are substantially dependent on further discussion and negotiation.

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

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of September 30, 2015, the Company did not have any material unmet purchase obligations.

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

For the three- and nine-months ended September 30, 2015, the Company recognized $0 and $5.5 million, respectively, in research and development expenses related to its new in-license arrangements, primarily with Theravance Biopharma. There was no similar expense recognized in the three- and nine-month periods ended September 30, 2014.

Note 11 — Termination of Collaboration with Cardiome Pharma Corp. (“Cardiome”)

In August 2015, Cardiome, from whom the Company licensed marketing and commercialization rights to the heart medication Aggrastat®, and the Company mutually agreed to end their collaboration for Aggrastat and terminate the Company’s exclusive distributorship in China for the product, resulting in the Company’s obligation to return all rights to the product to Cardiome. The Company recorded Aggrastat revenues of $1.8 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively, and the Company does not expect to generate any further Aggrastat revenues.

The terms of the agreement include up to $750,000 in transition payments to be received by the Company from Cardiome over approximately a one year period and require Cardiome to repurchase Aggrastat inventory held by the Company at its original purchase price. Transition payments in the amount of $150,000 were collected from Cardiome during the quarter ended September 30, 2015 and were recorded as a credit to general and administrative expenses.  Since the Company had previously written down some of the Aggrastat inventory prior to December 31, 2014 to a substantially lower amount based upon lower-than-expected demand, it was concluded that the remaining inventory as of September 30, 2015 was appropriately stated. There have been no inventory repurchases by Cardiome to date; assuming such repurchases do occur and cash is received, the Company expects to record any excess of repurchase price over inventory cost basis as a reduction to cost of sales.

For the three and nine-month periods ended September 30, 2015, the Company recorded a liability of $0.6 million, and a corresponding offset to revenue and cost of goods sold, related to Aggrastat product it expects to repurchase from its customer in connection with the termination of its agreement with Cardiome.

Note 12 — Income Taxes

The provision for income taxes primarily relates to taxable income of the Company’s China operations. The Company recorded income tax expense of $0.6 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively.  The increase of $0.3 million in the provision for income tax for the three-month period ended September 30, 2015, compared to the same period of the prior year, mainly related to increased taxable income related to growth in the Company’s China operations. The provision for income tax was $0.6 million and $0.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The decrease of $0.2 million in the provision for income tax for the nine-month period ended September 30, 2015, compared to the same period of the prior year, mainly related to a reduction in the Company’s liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations. The Company’s statutory tax rate in China was 25% in 2015 and 2014.

The Company has not recorded any significant US federal or state income taxes for the three- and nine-month periods ended September 30, 2015 and 2014.  Subsequent to September 30, 2015, the Company repatriated a special dividend distribution of $12,826,000 from its foreign subsidiary as a result of the estimated settlement expense (as previously described in Note 9) from the current year earnings and profits of its foreign subsidiaries, which were not part of the cumulative pool of undistributed earnings of foreign subsidiaries as of December 31, 2014. Additionally, the Company determined that as of September 30, 2015, $162.4 million of accumulated undistributed earnings of foreign subsidiaries, exclusive of the dividend repatriation which was entirely satisfied out of current year earnings and profits, continues to be indefinitely reinvested outside of the US. Based upon its current year actual results and projections of tax deductible corporate expenses and other offsetting factors, the Company does not expect that the dividend income or the nondeductible estimated settlement expense will lead to any incremental US income tax liability. Upon distribution of its foreign undistributed earnings, the Company may be subject to US federal and state income taxes, although determining the amount of tax liability is not practicable as it is dependent on a variety of factors, including but not limited to the amounts of US tax loss carryforwards and tax credit carryforwards available at the time of the repatriation. Based on the Company’s current operating plan, it does not anticipate the need to repatriate cash and cash equivalents held by foreign subsidiaries in the foreseeable future, other than amounts already repatriated related to the estimated settlement expense.  However, the Company has not yet reached a resolution of these matters with the DOJ. Should undistributed earnings need to be remitted, the Company will accrue for income taxes not previously recognized.

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

The Company evaluates the performance of its operating segments based on revenues and operating income. Revenues for geographic segments are generally based on the location of customers. Operating income for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income for each segment excludes non-operating income and expense. Summary information by operating segment for the three- and nine-month periods ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
China	$40,676	$33,168	$109,388	$90,134
Rest of the World (including the US and Hong Kong)	2,204	1,119	5,006	3,231
Total net revenues	$42,880	$34,287	$114,394	$93,365
Income (loss) from operations:
China	$14,649	$10,478	$34,650	$29,499
Rest of the World (including the US and Hong Kong)	(2,054)	(2,371)	(17,429)	(7,091)
Total income from operations	$12,595	$8,107	$17,221	$22,408
Non-operating income (expense), net:
China	$(44)	$144	$288	$57
Rest of the World (including the US and Hong Kong)	15	(5)	21	(13)
Total non-operating income (expense), net	$(29)	$139	$309	$44
Income before provision for income tax:
China	$14,605	$10,622	$34,938	$29,556
Rest of the World (including the US and Hong Kong)	(2,039)	(2,376)	(17,408)	(7,104)
Total income before provision for income tax	$12,566	$8,246	$17,530	$22,452

Long-lived assets as of September 30, 2015 by operating segment are as follows (in thousands):

China	$47,163
Rest of the World (including the US and Hong Kong)	1,249
$48,412

Note 14 — Subsequent Event

On October 7, 2015, the Company deposited $12,826,000 in an interest-bearing escrow account that it established related to the agreement in principle regarding a proposed settlement of FCPA-related matters with the staff of the SEC as further discussed in Note 9. The escrow funds, which created a cash restriction when they were deposited, are to be distributed from the escrow account upon approval of the offer of settlement, which is subject to review by the Commissioners of the SEC.

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

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; DC Bead®, a product for the embolization of malignant hypervascularized tumors, for which we initiated sales and recorded product revenue in the third quarter of 2015, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). Through June 30, 2015, our product sales revenues also included Aggrastat®,  an intervention cardiology product launched in China in 2009, in-licensed from Cardiome Pharma Corp (“Cardiome”).  In August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, thereby terminating our exclusive distribution rights in China, and return all rights to the product to Cardiome.  We recorded Aggrastat revenues of $1.8 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively, and we do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result primarily from fees we receive for exclusively promoting products in China for Baxter International, Inc. (“Baxter”). We recognize promotion services revenues as a percentage of our collaborators’ product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margins for us.

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

We initiated sales and recorded our first product revenue from DC Bead in the third quarter of fiscal 2015. The China Food and Drug Administration had approved the registration of DC Bead® for the embolization of malignant hypervascularized tumors in August 2014. DC Bead may be used to treat liver cancer, a large and growing indication in China, and we believe our oncology sales team and academic marketing liaisons have established high quality relationships with medical professionals and institutions that specialize in cancer treatment, which we believe will be a valuable asset as we continue commercial sales of DC Bead.  BioCompatibles UK Ltd. (“BTG”) and SciClone previously entered into an agreement granting SciClone exclusive licensing and distribution rights to DC Bead in China. Under the agreement, we are purchasing DC Bead product from BTG.

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

In May 2015, Theravance Biopharma, Inc. (“Theravance Biopharma”) granted SciClone exclusive development and commercialization rights to VIBATIV®  (telavancin) in China, as well as the Hong Kong SAR, the Macau SAR, Taiwan and Vietnam, in exchange for upfront and regulatory milestone payments totaling $6 million. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. SciClone will initially develop VIBATIV for hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia, and additional indications may include complicated skin and skin structure infections and potentially bacteremia. Theravance Biopharma will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China and our other licensed territories.

For the three and nine-months ended September 30, 2015, we recognized $0 and $5.5 million, respectively, in research and development expenses related to our new in-license arrangements, primarily with Theravance Biopharma. There was no similar expense recognized in the three- and nine-month periods ended September 30, 2014.

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

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective as of June 1, 2015, including for those on the National Reimbursement Drug List. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. We were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction to our distributor in our sales channel; accordingly, the impact of the price reduction through the nine months ended September 30, 2015 was $2.1 million. For fiscal 2015, we expect the impact of this and other potential decisions in other provinces to be offset by volume increases and changes in our arrangement with our China distributor. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future. The impact of such decisions on our future results is unpredictable, but we expect that pricing pressures on revenue in 2016 will be offset at least in significant part through sharing of the burden with our China distributor and potentially through volume increases.

As previously disclosed, since 2010 the US Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) have each been conducting formal investigations of us regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). The Company has finalized the terms of an offer of settlement of these matters, subject to final approval by the Commissioners of the SEC. The offer of settlement, which includes disgorgement, prejudgment interest, and penalties totaling $12,826,000, is contingent upon the execution of formal settlement documents and approval of the settlement by the SEC’s governing Commission. If the offer of settlement is approved by the Commissioners of the SEC, an administrative order will be issued by the SEC and $12,826,000 will immediately be released to the SEC from an escrow facility which we established with a major depository institution subsequent to September 30, 2015.

We have not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter.

We previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement, and recorded additional charges of $10.8 million and $26,000 associated with the proposed settlement with the SEC for the second and third quarters of 2015, respectively.  The present estimated settlement expense of $12,826,000 may be subject to change based on the results of any settlement with the SEC relating to these matters; it may also be subject to change based on the results of settlement discussions with the DOJ related to its separate investigation. (refer to Note 9 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 for further information regarding the SEC and DOJ investigations).

We believe our cash and cash equivalents as of September 30, 2015 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following tables summarize the period over period change in our product sales and promotion services (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Product sales, net	$41,986	$33,621	25%	$112,356	$91,236	23%
Promotion services	894	666	34%	2,038	2,129	-4%
Total net revenues	$42,880	$34,287	25%	$114,394	$93,365	23%

Product sales were $42.0 million for the three-month period ended September 30, 2015, compared to $33.6 million for the corresponding period in 2014, an increase of $8.4 million, or 25%. ZADAXIN sales were $39.2 million for the three-month period ended September 30, 2015, compared to $32.1 million for the corresponding period of 2014, an increase of $7.1  million that mainly related to a 26% increase in volume sold, offset partially by a 4% decrease in price mainly related to a decrease in the list price of ZADAXIN in the Zhejiang province since May 2015. Product sales for the three-month period ended September 30, 2015, also included initial DC Bead revenue and Pfizer product sales.

Product sales were $112.4 million for the nine-month period ended September 30, 2015, compared to $91.2 million for the corresponding period in 2014, an increase of $21.1 million, or 23%. ZADAXIN sales were $105.9 million for the nine-month period ended September 30, 2015, compared to $87.1 million for the corresponding period of 2014, an increase of $18.8 million that mainly related to a 27% increase in volume sold, offset partially by a 5% reduction in price mainly related to a reduction in the list price of ZADAXIN in the Zhejiang province since May 2015. We anticipate that ZADAXIN revenues in 2015 will be higher than 2014. Product sales for the nine-month period ended September 30, 2015, also included initial immaterial DC Bead revenue and Pfizer product sales.

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For our proprietary product ZADAXIN, we manufacture our product using our US and European contract manufacturers, and we generate our product sales revenue through sales of ZADAXIN product to Sinopharm Holding Hong Kong Co. Ltd. (“Sinopharm”). Sinopharm and its affiliates act as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. Our ZADAXIN sales occur when Sinopharm purchases product from us without any right of return except for damaged product or quality control issues. Passage of title and risk of loss are transferred to Sinopharm at the time of shipment. After the sale, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier (“Tier 2”) distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier (“Tier 3”) local or regional distributors who, in turn, sell products to hospitals and pharmacies.

Promotion services revenue was $0.9 million for the three-month period ended September 30, 2015, compared to $0.7 million for the corresponding period in 2014. Promotion services revenue was $2.0 million for the nine-month period ended September 30, 2015, compared to $2.1 million for the corresponding period in 2014. Our promotion services revenue relates to products promoted under our agreement with Baxter. In addition, for the nine-month period ended September 30, 2014, we recorded $0.2 million of promotion services revenue related to the termination of our promotion agreement with Sanofi Aventis S.A. (“Sanofi”).

Our Baxter promotion agreement is for a 5-year term, through December 2017. Our Pfizer product distribution agreement is for a 5-year term, through June 2019. In August 2015, we and Cardiome, from whom we licensed Aggrastat®, mutually agreed to end our collaboration for Aggrastat, and return all rights to the product to Cardiome. We recorded Aggrastat revenues of $1.8 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively, and we do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

Total China revenues were $40.7 million, or 95% of total revenues for the three-month period ended September 30, 2015, compared to $33.2 million, or 97% of total revenues for the corresponding period in 2014. Rest of the World segment revenues were $2.2 million or 5% of our revenues for the three-month period ended September 30, 2015, compared to $1.1 million, or 3% of our revenues for the three-month period ended September 30, 2014 and related to sales of ZADAXIN product.

Total China revenues were $109.4 million, or 96% of total revenues for the nine-month period ended September 30, 2015, compared to $90.1 million, or 97% of total revenues for the corresponding period in 2014. Rest of the World segment revenues were $5.0 million or 4% of our revenues for the nine-month period ended September 30, 2015, compared to $3.2 million, or 3% of our revenues for the nine-month period ended September 30, 2014 and related to sales of ZADAXIN product.

For the three-month periods ended September 30, 2015 and 2014, sales to Sinopharm in China accounted for approximately 98% and 94% of our revenues, respectively. For the nine-month periods ended September 30, 2015 and 2014, sales to Sinopharm in China accounted for approximately 92% and 93%, respectively, of our revenues. Our experience with Sinopharm has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following tables summarize the period over period change in our cost of product sales (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Cost of product sales	$6,853	$6,005	14%	$17,131	$15,577	10%

Cost of product sales was $6.9 million and $6.0 million for the three-month periods ended September 30, 2015 and 2014, respectively, primarily related to ZADAXIN, DC Bead and Methotrexate® product sales. ZADAXIN cost of sales increased $0.4 million for the three-month period ended September 30, 2015, compared to the same period of last year, due to increased volume sold. Cost of product sales also increased for the three-month period ended September 30, 2015 compared to the same period of 2014 related to initial DC Bead sales in the third quarter of 2015.

Cost of product sales increased $1.6 million to $17.1 million for the nine-month period ended September 30, 2015, compared to $15.6 million for the nine-month period ended September 30, 2014, primarily related to an increase in ZADAXIN cost of sales due to increased volume sold and related to initial DC Bead sales in the third quarter of 2015. We expect our ZADAXIN cost of product sales and gross margins to fluctuate from period to period depending on the level of sales and price of our products, the absorption of product-related fixed costs, currency exchange fluctuations, any charges associated with excess or expiring finished product inventory, and the timing of other inventory period costs such as manufacturing process improvements for the goal of future cost reductions.

Overall, we expect our gross margin percentages in 2015 to remain comparable to 2014, although they may fluctuate from quarter to quarter.

Sales and Marketing:

The following tables summarize the period over period change in our sales and marketing expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Sales and marketing	$15,077	$13,911	8%	$39,098	$34,987	12%

Sales and marketing expenses for the three months ended September 30, 2015 increased by $1.2 million, or 8%, compared to the same period in 2014. Sales and marketing expenses for the nine months ended September 30, 2015 increased by $4.1 million, or 12%, compared to the same period in 2014. The increases for both the three and nine-month periods ended September 30, 2015, compared to the same periods in 2014, related to growth in our sales and marketing efforts for ZADAXIN and DC Bead.

We anticipate total sales and marketing expenses for the year ending December 31, 2015 to be higher than those incurred for the year ended December 31, 2014 related to growth in our sales and marketing efforts for ZADAXIN and DC Bead, including headcount related expenses.

Research and Development (“R&D”):

The following tables summarize the period over period change in our R&D expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Research and development	$1,039	$653	59%	$8,708	$2,933	197%

R&D expenses for the three months ended September 30, 2015, increased $0.4 million, or 59%, compared to the same period in 2014, primarily as a result of higher R&D expenditures related to existing in-licensing agreements with certain business partners and R&D activities in China. R&D expenses for the nine months ended September 30, 2015, increased $5.8 million, or 197%, compared to the same period in 2014. For the nine-month period ended September 30, 2015, we recorded $5.5 million in R&D expenses related to our new in-license arrangements, primarily with Theravance Biopharma for VIBATIV. There was no similar expense recognized in the three- and nine-month periods ended September 30, 2014.

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

General and Administrative (G&A):

The following tables summarize the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
General and administrative	$7,290	$5,611	30%	$21,410	$17,460	23%

G&A expenses for the three-month period ended September 30, 2015 increased by $1.7 million, or 30%, compared to the same period in 2014. The increases in G&A for the three-month period ended September 30, 2015, compared to the same period in 2014, mainly related to China legal-entity restructuring, higher professional consulting fees for business development strategy and higher stock-based compensation expense, and a $0.5 million credit to bad debt expense in the three-month period ended September 30, 2014 for collection of accounts receivables from a particular customer that had been fully reserved prior to 2014 that did not recur in the same period in 2015, offset partially by lower legal expenses related to our ongoing investigations with the SEC and DOJ.

G&A expenses for the nine-month period ended September 30, 2015 increased by $4.0 million, or 23%, compared to the same period in 2014. The increases in G&A expenses for the nine-month period ended September 30, 2015, compared to the same period in 2014, mainly related to China legal-entity restructuring, higher professional consulting fees for business development strategy and higher stock-based compensation expense, offset by lower legal expenses related to our ongoing investigations with the SEC and DOJ and lower accounting fees.

We expect our G&A expenses in 2015 to increase compared to 2014. Ongoing discussions with the SEC and DOJ are unpredictable and may result in higher legal costs that affect our general and administrative expenses or the timing thereof. Refer to Part II, Item 1 “Legal Proceedings” and Part I, Item 1, Note 9 “Contingencies and Commitments” and the section below “Estimated Settlement Expense” for further information on this matter. We do not expect to incur any significant acquisition-related costs in 2015, though we continue to evaluate opportunities in China, which may result in increased general and administrative expenses in the future.

Estimated Settlement Expense:

We previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement with the SEC and DOJ regarding their investigation into possible violations of the FCPA by us, and we recorded additional charges of $10.8 million and $26,000, associated with the proposed settlement with the SEC in the second and third quarters of 2015, respectively. We have not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter. The present estimated settlement expense, which totals $12,826,000, is subject to change based on the results of any final settlement with the SEC relating to these matters; it may also be subject to change based on the results of settlement discussions with the DOJ related to its separate investigation. Refer to Part II, Item 1 “Legal Proceedings” and Part I, Item 1, Note 9 “Contingencies and Commitments” for further information on this matter.

Provision for Income Tax:

The provision for income taxes primarily relates to taxable income of our China operations. We recorded income tax expense of $0.6 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. The increase of $0.3 million in the provision for income tax for the three-month period ended September 30, 2015, compared to the same period of the prior year, mainly related to increased taxable income related to growth in our China operations. The provision for income tax was $0.6 million and $0.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The decrease of $0.2 million in the provision for income tax for the nine-month period ended September 30, 2015, compared to the same period of the prior year, mainly related to a reduction in our liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations. Our statutory tax rate in China was 25% in 2015 and 2014.

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

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	September 30, 2015	December 31, 2014
Cash, cash equivalents and investments	$99,224	$86,303

As of September 30, 2015, we had $99.2 million in cash and cash equivalents of which $95.8 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. Subsequent to September 30, 2015, we repatriated $12,826,000 in funds via a special dividend distribution from our foreign subsidiary as a result of the need to fund an escrow facility for our estimated settlement expense (as previously described). This dividend distribution was made from the current year earnings and profits of our foreign subsidiaries, which were not part of the cumulative pool of undistributed earnings of foreign subsidiaries as of December 31, 2014. Based on our current year projections of tax deductible corporate expenses and other offsetting factors, we do not expect that the dividend income or the nondeductible estimated settlement expense will lead to any incremental US tax liability.

We have determined that as of September 30, 2015, $162.4 million of accumulated undistributed earnings of foreign subsidiaries, after the payment of the dividend which was satisfied entirely out of current year earnings and profits, continues to be indefinitely reinvested outside of the US. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries, (ii) additional investments to support our expansion in the China market as well as planned product licensing transactions, and (iii) there is no foreseeable need to repatriate any additional undistributed earnings to fund our limited US operations (other than the dividend distribution made subsequent to September 30, 2015 and deposited in an escrow account to settle our estimated settlement expense, as previously described). We have not yet reached a resolution of these matters with the DOJ. Should undistributed earnings need to be remitted, we will accrue for income taxes not previously recognized. Upon distribution of our foreign undistributed earnings, we may be subject to US federal and state income taxes. Determination of such additional tax liability is not practicable as it is dependent on several future uncertainties, including the amount of US tax losses, available net operating losses and, potentially, foreign tax credits available at the time of the repatriation.

	Nine Months Ended
	September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$30,366	$26,454
Investing activities	$(8,327)	$(3,566)
Financing activities	$(9,115)	$(11,809)

Net cash provided by operating activities was $30.4 million for the nine-months ended September 30, 2015 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, provision for bad debt expense, depreciation and amortization expense, and changes in operating assets and liabilities. We reserved an amount of $0.5 million as a bad debt charge recorded in general and administrative expense during the nine months ended September 30, 2015 related to a  customer whose receivable balance is past due and which we are actively trying to collect. Accounts payable and accrued liabilities increased $7.7 million for the nine-month period ended September 30, 2015 as compared to the prior year’s period, mainly related to the additional $10,826,000 estimated settlement expense recorded to operating expense related to the proposed settlement with the SEC.

Net cash provided by operating activities was $26.5 million for the nine-months ended September 30, 2014 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, provision for expiring inventory, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was $8.3 million and $3.6 million, respectively, for the nine months ended September 30, 2015 and 2014. As part of our license and supply agreement with Zensun, we agreed to loan up to $12 million in total to Zensun under two separate loan agreements (such lendings are further described in Note 4 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1). Pursuant to these agreements, in April 2015 and September 2014, we loaned $7.25 million and $2.5 million to Zensun, respectively. The total loan amount to Zensun was $12.0 million as of September 30, 2015, including a payment made to Zensun in the fourth quarter of 2014. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to our subsidiary, SciClone Pharmaceuticals International China Holding Ltd. For the nine months ended September 30, 2015 and 2014, we also purchased $1.2 million and $1.1 million of property and equipment, respectively, and received proceeds of $0.1 million from the sale of short-term investments in the nine months ended September 30, 2015.

Net cash used in financing activities was $9.1 million and $11.8 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, we used $12.8 million and  $14.2 million to repurchase and retire 1,526,306 and 2,651,462 shares of our common stock under our stock repurchase program, respectively. For the nine months ended September 30, 2015 and 2014, we also received $3.7 million and  $4.0 million of net proceeds, respectively, from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans. In June 2014, our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd., repaid 10 million Renminbi (approximately $1.6 million USD) to settle its revolving line of credit facility with Shanghai Pudong Development Bank Co. Ltd. which expired November 30, 2014.

The following summarizes our future obligations including uncertain tax positions as of September 30, 2015 (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$5,552	$2,414	$3,138	$—	$—
Purchase obligations (2)	14,550	14,550	—	—	—
Uncertain tax positions (3)	3,377	—	—	—	—
Total	$23,479	$16,964	$3,138	$—	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)

As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the ”Payments Due by Period” section of the table.

Under our $80.5 million stock repurchase program, we repurchased and retired 1,526,306 shares at a cost of $12.8 million during the nine months ended September 30, 2015 bringing the total repurchases since the program’s inception to approximately 13.2 million shares at a cost of $78.1 million through September 30, 2015. We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents, will be the sources of funding for our share repurchase program.

We recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement with the SEC and DOJ regarding their investigation into possible violations of the FCPA by us. Based on our recent discussions with the SEC, we recorded additional charges of $10,826,000 in estimated settlement expense to operating expense for the nine-months ended September 30, 2015, bringing the total estimated settlement expense to the government in penalties, fines and/or other remedies to $12,826,000. Although we have finalized the terms of our offer of settlement to the SEC regarding a proposed settlement of their investigation of us into possible violations of the FCPA, the terms of the offer of settlement are contingent upon the execution of formal settlement documents and approval of the settlement by the Commissioners of the SEC. Subsequent to September 30, 2015, we deposited the $12,826,000 in an interest-bearing escrow account that we established related to the proposed settlement with the SEC, which created a cash restriction when deposited. If the offer of settlement is approved by the Commissioners of the SEC, an administrative order will be issued by the SEC and $12,826,000 will immediately be released from escrow to the SEC. In addition, we have not yet reached a resolution of these matters with the DOJ. Ongoing discussions with the SEC and DOJ are unpredictable and may result in higher fines or other penalties, and we cannot predict what the outcome of those investigations will be, or the timing of any resolution. Refer to Part II, Item 1 “Legal Proceedings” and Part I, Item 1, Note 9 “Contingencies and Commitments” for further information on this matter.

Under our license agreements with third parties we have agreed to various milestone payments related to regulatory and commercial success and other achievements that may require substantial payments in the future and we anticipate making a milestone payment of approximately $2 million in the fourth quarter of 2015 related to one of these agreements.

We believe that our existing cash and cash equivalents and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to a registration statement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories.

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

Revenue Reserve. We maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which may result from expired or damaged product on delivery, and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of September 30, 2015 and December 31, 2014, our revenue reserves were $0.6 million and $0.1 million, respectively; the reserves were recorded as accrued liabilities on our unaudited condensed consolidated balances sheets.

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our critical accounting policies, estimates and judgments for the nine months ended September 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We have evaluated the impact of adopting this guidance and have concluded it will likely have minimal effect on our financial statements as we already apply the concept of net realizable value; moreover, inventory provisions are generally full write-downs for the affected inventory.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk for the nine months ended September 30, 2015 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have engaged in settlement discussions with the SEC related to its investigation into possible violations of the FCPA by us. We have finalized the terms of an offer of settlement to the SEC of these matters, subject to final approval by the Commissioners of the SEC. Under the terms of the offer of settlement, we, without admitting or denying liability, would consent to the entry of an administrative order requiring that we cease and desist from any future violations of the FCPA. We also would pay disgorgement of $9.4 million, prejudgment interest of $0.9 million and a civil money penalty of $2.5 million. If the offer of settlement is approved by the Commissioners of the SEC, an administrative order will be issued by the SEC and $12,826,000 will immediately be released to the SEC from an escrow facility which we established and funded with a major depository institution subsequent to September 30, 2015.

We have not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter.

We previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement, and recorded additional charges of $10.8 million and $26,000 associated with the proposed settlement with the SEC for the second and third quarters of 2015, respectively. The present estimated settlement expense, which totals $12,826,000, may be subject to change based on the results of any final settlement with the SEC relating to these matters. It may also be subject to change based on the results of settlement discussions with the DOJ related to its separate investigation. Monetary losses could be materially different than the $12,826,000 presently accrued; however any such amounts cannot be reasonably estimated given they are substantially dependent on further discussion and negotiation.

As previously disclosed, we have taken, and continue to take certain steps to enhance our existing anti-bribery compliance efforts, including (i) evaluating and expanding our training of employees regarding understanding and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluating existing compliance and anti-bribery policies and guidelines and preparing new, more detailed policies and guidelines for implementation after review by our Board of Directors and/or committees of the Board of Directors, (iii) implementing a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third-party events, (iv) establishing an automated system for recording and approving travel and entertainment expenditures,  and (v) hiring a Vice President of Compliance and an Internal Audit Director to monitor and enforce compliance with our policies. Also, upon the recommendation of the Special Committee, the Audit Committee of the Board has retained a third-party consultant to observe and make recommendations regarding our FCPA compliance. We will continue to emphasize the importance of compliance and ethical business conduct.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $16.9 million and $21.7 million for the nine months ended September 30, 2015 and 2014, respectively, we have experienced significant operating losses in the past, and as of September 30, 2015, we had an accumulated deficit of approximately $131.0 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

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

Our revenue will continue to be substantially dependent on our sales of ZADAXIN in China. The Chinese government has previously imposed price restrictions on ZADAXIN and several of our oncology products. If we experience difficulties in our sales efforts as a result, our operating results and financial condition will be harmed.  *

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the nine months ended September 30,  2015 and 2014, approximately 95% and 96% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of provincial agencies’ pricing reform.

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

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective June 1, 2015, including drugs listed on the National Reimbursement Drug List (“NRDL”). Decisions by provincial authorities are emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015; we were able to mitigate the impact of this price limitation by sharing the burden of the price reduction with our distributor. For fiscal 2015, we expect the impact of this and other potential decisions in other provinces to be offset by volume increases and changes in our arrangement with our China distributor. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future. The impact of such decisions on our future results is unpredictable, but we expect that pricing pressures in 2016 will be offset at least in significant part through sharing of any potential further burden with our China distributor and potentially through volume increases.

We have also experienced other price limitations for ZADAXIN in China in the past. The national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China and as a result, the impact on our sales price per unit was insignificant. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition, the list price of several of our oncology products exclusively promoted in China for Pfizer and Baxter, were reduced by amounts ranging from 10 to 20%.

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

Our business strategy is dependent in part on our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. We have experienced challenges in maintaining some of our agreements and if we fail to enter into additional agreements, our business will suffer. *

Our sales and marketing strategy in China depends significantly on agreements with third parties, and potentially on entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including licensed products and products currently promoted or sold by our subsidiaries, NovaMed and NovaMed Shanghai, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products include DC Bead, a product which we launched commercially in the third quarter of 2015, and products in the regulatory review process, including products in clinical trials that are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent on entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected. In addition, if any of such agreements acquired in our NovaMed acquisition are not renewed, we could incur a decline in sales revenues.

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

We have engaged in settlement discussions with the SEC related to its investigation into possible violations of the FCPA by us. The Company has finalized the terms of an offer of settlement to the SEC of these matters, subject to final approval by the Commissioners of the SEC. If the offer of settlement is approved by the Commissioners of the SEC, an administrative order will be issued by the SEC and $12,826,000 will immediately be released to the SEC from an escrow facility that we funded with a major depository institution subsequent to September 30, 2015. There can be no assurance that this offer of settlement will be finalized, and we cannot provide assurances regarding if and when the Commission will approve the settlement. We have not yet reached a resolution of these matters with the DOJ and management continues to work diligently to obtain closure on this matter.

If the offer of settlement is not approved by the Commission, we may enter into further discussions with the SEC to resolve the investigated matters on different terms and conditions. Any different terms and conditions relative to the offer of settlement with the SEC, or any settlement with the DOJ, could include any of a broad range of civil and criminal sanctions under the FCPA and other laws and regulations, against the Company and individuals. These include, but are not limited to, injunctive relief, disgorgement, fines, interest, penalties and modifications to business practices and compliance programs. Any such disgorgement, fines, penalties, interest and other associated costs could be materially different than the amounts that we have currently accrued.

We are unable to predict what ultimate consequences any investigation by any regulatory or law enforcement agency may have on us. Our cooperation with these investigations has resulted in substantial legal and accounting expenses. It has also diverted management’s attention from other business concerns and could harm our business. The ongoing investigations and any other regulatory investigations that might be initiated in the future could result in similar substantial expenses, management diversion of attention, and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory or law enforcement agency, including in China, could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China and other countries, including adversely affecting our ability to obtain license renewals or other administrative approvals we require to conduct business in China and other countries. In addition to the $12,826,000 amount we have agreed to pay to the SEC subject to finalization and approval of the settlement, if we are subject to adverse findings resulting from the DOJ investigation, we could be required to pay additional damages or penalties or have other remedies imposed on us.

We previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement, and recorded an additional charge of  $10.8 million associated with the proposed settlement with the SEC for the second quarter of 2015 to reflect our revised probable estimated settlement expense incurred related to potential penalties, fines and/or other remedies in the ongoing investigations with the SEC. We may incur additional expenses related to remedial measures we are undertaking, and could incur other fine, penalties, or other monetary remedies resulting from the finalization of the SEC and DOJ investigations that are more than the estimated settlement expense presently accrued. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters are requiring significant management and financial resources, which could otherwise be devoted to the operation of our business.

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

We may not be able to effectively manage our employees and distribution network, and our reputation, business, prospects and brand may be materially and adversely affected by actions taken by our distributors and third-party marketing firms.  *

Our company policies prohibit our employees from making improper payments to hospitals or otherwise engaging in improper activities to influence the procurement decisions of hospitals, and we take remedial actions, including termination, when employees do not adhere to our policies. However, we may not be able to effectively ensure that every employee complies at all times with our policies. The compensation of our sales and marketing personnel is partially linked to their sales performance. Although we have made numerous changes to ensure compliance with our policies and to attempt to avoid any violation of law, we cannot assure you that employees will not violate the anticorruption laws of China, the US and other countries. Such violations, or allegations of such violations, could have a material adverse effect on our reputation, business, prospects and brand.

Furthermore, we have identified from time to time certain instances of improperly submitted expense reporting by our employees. Our employees may seek to create additional opportunities to engage in misappropriation or other employee malfeasance. If our controls and procedures to prevent such activities fail or are circumvented, our business would be negatively affected by, among other things, the related financial losses, diminished reputation and threat of litigation and regulatory inquiry and investigation.

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

We may incur unexpected charges relating to our operations. *

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, we recorded $0.5 million of bad debt expense in general and administrative expense for the first quarter of 2015 related to one customer whose accounts receivable are uncertain of collection. In addition, we recorded $2.4 million to bad debt expense for the year ended December 31, 2013 related to one customer whose accounts receivable were significantly past due and for which collectability was uncertain at that time. Although we subsequently collected $1.5 million of these receivables in fiscal 2014 and a further $0.4 million in the second quarter of 2015, there still remains $0.5 million awaiting collection that is fully reserved.  We also recorded charges of $2.1 million during the year ended December 31, 2014 for potential inventory obsolescence related to Aggrastat. We have had and could also experience additional charges for potential inventory obsolescence related to other products if we are unable to sell units that are nearing their expiration dates, or for bad debt if other distributors do not pay outstanding receivables in full. Those or similar future events would have an adverse impact upon our operating results.

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

Our sales are concentrated in China and we face risks relating to operating in China, including pricing and other regulations, slow payment cycles and exposure to fluctuations in the Chinese economy.  *

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In the past, the national Chinese government has imposed price restrictions on ZADAXIN and various oncology products we promote. As a result of the Chinese government’s review of pharmaceutical prices, the national reimbursement retail list price of ZADAXIN in China (i.e., the price at the hospital pharmacy level) was reduced by approximately 18% effective October 8, 2012. Sinopharm, our primary importer of ZADAXIN into China agreed to take a larger share of the impact of this price reduction in exchange for certain exclusive importation rights into China. Since the terms of our agreement with Sinopharm went into effect, the average impact on our sales price per unit has been insignificant. As Sinopharm is now our exclusive importer of ZADAXIN into China, we have not made any subsequent sales of ZADAXIN to other importers. In addition to national regulations, provincial governments may also impose pricing limitations.

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective as of June 1, 2015, including for those on the National Reimbursed Drug List. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015. For fiscal 2015, we expect the impact of this and other potential decisions in other provinces to be mostly offset by volume increases and changes in our arrangement with our China distributor.

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

We experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant regulatory limitations are imposed on our ability to terminate employees and on the related costs, political, economic or regulatory changes occur, our results could be adversely affected. During the third quarter of 2014, we wrote-off $1.1 million of $3.5 million in fully reserved accounts receivable related to one customer. For that customer, we received $1.5 million in payments on fully reserved accounts receivable in 2014 and a further $0.4 million in the second quarter of 2015, and the remaining fully reserved accounts receivable balance of $0.5 million as of September 30, 2015 is substantially delinquent. Although we entered into a settlement agreement with this customer in October 2014, and the customer has a binding obligation to pay us the remaining $0.5 million by December 31, 2015, there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

Because of China's tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next; we are dependent upon Sinopharm as the exclusive importer of ZADAXIN.  *

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China's quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on Sinopharm to supply our ZADAXIN sales. Our receivables from Sinopharm are material, and if we were unable to collect receivables from Sinopharm or any other importer, our business and cash-flow would be adversely affected. In 2012, we also relied on another distributor to supply our ZADAXIN product. Receivables from this importer are $0.5 million as of September 30, 2015 that are more than one year past due and fully reserved, and if we were unable to collect these receivables, our business and cash flows would be adversely affected.

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

We may be subject to currency exchange rate fluctuations, which could adversely affect our financial performance.  *

The majority of our sales have been in US dollars, although a significant amount of our sales are denominated in RMB. Our purchases with contract manufacturers are denominated in US dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets and liabilities denominated in euros, RMB and Hong Kong dollars. Fluctuation in the US dollar exchange rate with local currency directly affects the customer's cost for our product. In particular, a stronger US dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the RMB in a narrow currency trading band that may or may not fluctuate based on government policy. For example, in August 2015, the Chinese government devalued the RMB and may further devalue the RMB at any time. This devaluation has resulted in the strengthening of the US dollar and may reflect a weakening of the Chinese economy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the RMB exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the US dollar and US interest rates. A trend to a stronger US dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker US dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

We cannot predict the safety profile of the use of ZADAXIN or other drugs we may develop or market particularly when used in combination with other drugs. *

While ZADAXIN has an excellent safety profile, we cannot predict whether ZADAXIN or any product we market may have unexpected safety issues in a particular patient population or when used in new indications. In addition, we cannot predict how ZADAXIN or other drugs we may develop or market will work with other drugs, including causing possible adverse side effects not directly attributable to the other drugs that could compromise the safety profile of ZADAXIN or other drugs we may develop or market when used in certain combination therapies. We are exploring new indications for ZADAXIN and there is a risk that new safety issues could appear in these new patient populations.

As we introduce new products, such as DC Bead, to the market in China, there may be adverse safety events related to those products. Adverse safety events may have a negative impact on our business. Discovery of safety issues with our products could create product liability and could cause additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market, and the imposition of fines or criminal penalties. Adverse safety events may also damage physician and patient confidence in our products and our reputation. Any of these could result in liabilities, loss of revenue, material write-offs of inventory, material impairments of goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations.

Regulatory authorities are making greater amounts of stand-alone safety information directly available to the public through periodic safety update reports, patient registries and other reporting requirements. The reporting of adverse safety events involving our products or products similar to ours and public rumors about such events may increase claims against us and may also cause our product sales or stock price to decline or experience periods of volatility.

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

We may need to obtain additional funding to support our long-term product development and commercialization programs.  *

We believe our existing cash and cash equivalents and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We intend to continue to repurchase shares under our stock repurchase program as authorized by our Board of Directors. Further, we may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve increasing sales of ZADAXIN, our goal of launching and reaching our sales goals for DC Bead in China, and for our other products including those products we acquired as a result of the NovaMed acquisition and the execution and successful completion of clinical trials in China. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

Furthermore, a majority of our cash is held by our foreign subsidiaries. While such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, and we do not anticipate the need to repatriate cash held by foreign subsidiaries under our current operating plan (other than an amount we repatriated in 2015 as a special dividend distribution subsequent to September 30, 2015 related to our estimated settlement expense) if we were to repatriate cash to the US, these amounts may be subject to US income tax upon repatriation.

Our loans receivable are subject to certain risks which could materially adversely affect our financial position. *

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of September 30, 2015. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If the real property which comprises the majority of the value of all of the assets pledged as security were to suffer a decrease in its value due to macroeconomic conditions or local market-specific factors impacting commercial real estate market values, such a fact may represent an indication of loan impairment. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

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

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult. *

Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to our stockholders. Our charter documents contain certain anti-takeover provisions, including provisions in our certificate of incorporation providing that stockholders may not cumulate votes, stockholders' meetings may be called by stockholders only if they hold 25% or more of our common stock and provisions in our bylaws providing that the stockholders may not take action by written consent. Additionally, our Board of Directors has the authority to issue 10 million shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, on December 18, 2006, our Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (collectively, the “Rights”) for each outstanding share of our Common Stock, each Right which entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series D Preferred Stock, $0.001 par value, at a price of $25.00 pursuant to a Rights Agreement dated as of December 19, 2006, between the Company and Mellon Investor Services LLC, that expires December 19, 2016. The Rights have certain anti-takeover effects. Under certain circumstances the Rights could cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by our Board of Directors. Although the Rights should not interfere with an acquisition of the Company approved by the board, the Rights may have the effect of delaying and perhaps improving the terms of an acquisition for our stockholders, or deterring an acquisition of the Company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended September 30, 2015  (in thousands, except per share amounts):

			Total Number	Approximate
			of Shares	Dollar
			Purchased as Part	Value of Shares
	Total	Average	of Publicly	that May Yet Be
	Number	Price	Announced	Purchased
	of Shares	Paid	Plans	Under the
	Purchased	per Share	or Programs	Plans or Programs(1)
July 1, 2015 through July 31, 2015	26	$8.9959	26	$9,762
August 1, 2015 through August 31, 2015	705	$8.0709	705	4,043
September 1, 2015 through September 30, 2015	200	$7.9765	200	2,439
Total	931	$8.0767	931

(1) “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects the $80.5 million total authorized since the program's inception in October 2011, less the $78.1 million we repurchased through September 30, 2015, including $0.5 million of commissions paid.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit
Number	Description
10.1(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Charles Meng and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.2(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Hong Zhao and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.3(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Lan Xie and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.4(1)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (US Participant).
10.5(1)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.6(1)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (US Participant).
10.7(1)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (PRC Participant).
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement.
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: November 9, 2015	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Charles Meng and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.2(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Hong Zhao and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.3(1)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Lan Xie and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.4(1)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (US Participant).
10.5(1)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.6(1)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (US Participant).
10.7(1)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (PRC Participant).
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement.
(1)	Filed herewith.
(2)	Furnished herewith.