Form 10-K
period 2015-12-31
SCICLONE PHARMACEUTICALS INC
filed 2016-03-11
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting stock held by non-affiliates of SciClone Pharmaceuticals, Inc. was approximately $489,624,000 as of June 30, 2015, based upon the closing price of SciClone Pharmaceuticals Inc.’s Common Stock on The NASDAQ Global Select Market on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7,  2016, 49,624,211 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “SciClone” mean SciClone Pharmaceuticals, Inc. and its subsidiaries (unless the context indicates a different meaning). SciClone, SciClone Pharmaceuticals, the SciClone Pharmaceuticals design, the SciClone logo and ZADAXIN are registered trademarks of SciClone Pharmaceuticals, Inc. in the United States and numerous other countries. All other Company names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as "may," "will," "would," "could," "should," "might," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues," "forecast," "designed," "goal," “unaudited,” “approximately” or the negative of those words or similar expressions are intended to identify forward-looking statements, including those statements we make regarding our future financial results. These statements are subject to risks and uncertainties that are difficult to predict and actual outcomes may differ materially.

These include risks and uncertainties relating to:

•	our substantial dependence on sales of ZADAXIN in China;
•

government regulatory action affecting our Company or our drug products or our competitors' drug products in China, the US and other foreign countries, including the effect of government initiatives in China, particularly the Chinese government’s increasing regulation of the pharmaceutical industry through anti-corruption activities;

•

Chinese government regulatory actions intended to reduce pharmaceutical prices such as the reduction in the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

•	prospects for ZADAXIN® and our plans for its enhancement and commercialization as well as our expectations regarding other products;
•	future size of the hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets, particularly in China;
•	anticipated product sales of current or anticipated products;
•

the sufficiency of our resources to complete clinical trials and other new product development initiatives; government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing; the timing and outcome of clinical trials;

•

the dependence of our current and future revenue and prospects on third-party license, promotion or distribution agreements, including the need to renew such agreements, enter into similar agreements, or end arrangements that SciClone does not believe are beneficial;

•	the effects of the resolution of the SEC and DOJ matters and our ability to continue to comply with applicable regulations;
•	our ability to implement and maintain controls over our financial reporting;
•	operating an international business, particularly in China including pricing regulations, slow payment cycles and currency exchange fluctuations;
•

uncertainty in the prospects for unapproved products, including uncertainties as to pricing and competition and risks relating to the clinical trial process and related regulatory approval process and the process of initiating trials at, and enrolling patients at, clinical sites;

•	research and development and other expense levels;
•	the ability of our suppliers to continue financially viable production of our products;
•	the allocation of financial resources to certain trials and programs, and the outcome and expenses related to litigation; and
•	other factors discussed in this Report under Item 1A “Risk Factors” and Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations”.

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

PART I

Item 1. Business

Overview

SciClone Pharmaceuticals, Inc. (NASDAQ: SCLN) is a United States (“US”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. We are focused on continuing to grow our revenue and profitability. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China” or “PRC”) where we have built a solid reputation and established a strong brand through many years of experience marketing our lead product, ZADAXIN (thymalfasin). In addition, we have an established product promotion business model with large pharmaceutical partners and we are focused on establishing profitability in all of these collaborations. We believe our sales and marketing strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. The Chinese pharmaceutical market currently ranks second among the global pharmaceutical markets, and had an estimated worth of $105 billion in 2014. It is forecasted to increase significantly to $200 billion by 2020. We seek to expand our presence in China and increase revenues by growing sales and profits of our current product portfolio, launching new products from our development pipeline, adding new, profitable product services agreements and leveraging our strong cash position to in-license additional products.

We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) the Rest of the World, which includes our US and Hong Kong operations.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; DC Bead®, a product for the embolization of malignant hypervascularized tumors, for which we initiated sales and recorded product revenue beginning in the third quarter of 2015, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). Through June 30, 2015, our product sales revenues also included Aggrastat®, an intervention cardiology product launched in China in 2009, in-licensed from Cardiome Pharma Corp (“Cardiome”). In August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, thereby terminating our exclusive distribution rights in China, and returning all rights to the product to Cardiome. We recorded Aggrastat revenues of $1.8 million, $1.1 million and $0 million for the years ended December 31, 2015, 2014, and 2013, respectively, and we do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as an immune system enhancer according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3A with over 500 beds) as well as mid-size hospitals (class 2A). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by piloting e-commerce approaches to reaching customers. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis.

We initiated sales and recorded our first product revenue from DC Bead in the third quarter of fiscal 2015. The China Food and Drug Administration had approved the registration of DC Bead for the embolization of malignant hypervascularized tumors in August 2014. DC Bead may be used to treat liver cancer, a large and growing indication in China, and we believe our oncology sales team and academic marketing liaisons have established high quality relationships with medical professionals and institutions that specialize in cancer treatment, which we believe will be a valuable asset as we continue commercial sales of DC Bead. BioCompatibles UK Ltd.

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

In December 2014, we entered into a strategic partnership with The Medicines Company for two cardiovascular products in China. The partnership includes an agreement granting us a license and the exclusive rights in China to promote two products including 1) Angiomax®  (bivalirudin) for Injection, an anticoagulant indicated in patients undergoing percutaneous coronary intervention (PCI) with provisional use of glycoprotein IIb/IIIa inhibitor (GPI) and in patients with, or at risk of, heparin-induced thrombocytopenia and thrombosis syndrome undergoing PCI for which a Phase 3 registration trial was completed in China and is currently under review by the China Food and Drug Administration for marketing approval, and 2) Cleviprex®  (clevidipine) Injectable Emulsion, a third-generation dihydropyridine calcium channel blocker indicated for the reduction of blood pressure when oral therapy is not feasible or desirable for which a clinical trial application (CTA) for China was filed in 2013. We received CTA approval from the China Food and Drug Administration (“CFDA”) in early 2016 and are preparing a clinical study. Under the terms of the agreement, we will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products in the China market (excluding Hong Kong and Macao). We have also agreed to participate in the China registration process for both products. Financial terms of the agreement, in addition to net sales royalties payable to The Medicines Company, include the following additional payments to The Medicines Company: an upfront payment made in the fourth quarter of 2014; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow®  for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a supplemental collaboration and license agreement. In November 2014, TLC was notified by the CFDA that ProFlow did not receive clinical trial approval and TLC is in the process of appealing the decision.

In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the CFDA in 2012. In December 2013, the CFDA informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. As part of our agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of December

31, 2015 (refer to Note 6 to the consolidated financial statements appearing under Part II, Item 8 for further information regarding the Zensun loans).

For the years ended December 31, 2015, 2014 and 2013, we recognized $7.5 million, $11 million and $5.0 million, respectively, in research and development expenses related to our in-license arrangements.

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs effective as of June 1, 2015. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. We were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction to our distributor in our sales channel; accordingly, the impact of the price reduction through the year ended December 31, 2015 was $2.8 million. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future. The impact of such decisions on our future results is unpredictable, but we expect that pricing pressures on revenue in 2016 will be offset at least in significant part through sharing of the burden with our China distributor and potentially through volume increases. However, in the future, prices could be reduced to levels significantly below those that would prevail in an unregulated market, which may limit the growth of our revenues or cause them to decline.

As previously disclosed, since 2010 the US Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) had each been conducting formal investigations of us regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). On February 4, 2016, we announced that we had entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the settlement agreement, in February 2016 we paid a total of $12.8 million, including disgorgement, pre-judgment interest and a penalty as final settlement which was released from our restricted escrow account which we funded in the fourth quarter of 2015. This payment is in line with the charges we previously recorded and disclosed in our Form 10-Q filed with the SEC on August 10, 2015. As part of the agreement we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any action (refer to Notes 18 and 22 to the consolidated financial statements appearing under Part II, Item 8 and “Legal Proceedings” in Part I, Item 3 for further information regarding the SEC and DOJ investigations).

BUILDING A LEADING INTERNATIONAL PHARMACEUTICAL BUSINESS

Our Established Business in China

In China, we have established product revenue and positive cash flow. We are committed to building on this base and introducing additional pharmaceutical products to meet the country’s evolving healthcare needs. China state leaders are continuing to implement a health care reform plan which, among other things, is seeking to expand patient access to pharmaceuticals. We believe the China pharmaceutical market may grow up to 10% annually over the next several years.

We launched ZADAXIN in China in 1996 and by 2015 our annual worldwide sales of this product reached more than $146 million, 96% of which were sales to China. Today, ZADAXIN is one of the largest imported pharmaceutical products in China, measured by revenue. We estimate our market share of thymalfasin by units is approximately 15%. Over the last decade, we have established a sales and marketing organization and strong importation relationships with distribution channels that have facilitated strong growth in sales, and profitability, and substantial cash flow. Through our extensive China sales organization of approximately 560 professionals including approximately 450  sales personnel, we believe we have developed a good reputation and relationships with physicians and administrators. We serve approximately 2,000 hospitals with approximately 300 of the largest hospitals in the major cities in China contributing approximately 80% of our business. We have built a strong commercial presence in liver disease, cancer and the intensive care setting. We are expanding geographically in China to position the Company for further growth. ZADAXIN has strong brand recognition and is positioned as a high-quality, imported product. ZADAXIN is approved in China for the treatment of HBV and for use as an immune system enhancer. It is also included in the treatment guidelines issued by the MOH for liver cancer. In China, orders for ZADAXIN are filled largely by distributors and sub-distributors which purchase ZADAXIN from our selected, established, government-licensed importing agents.

China accounted for approximately 96%, 97%, and 97% of our net revenues for each of the years ended December 31, 2015, 2014,  and 2013, respectively.  In 2015 and 2014, Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) (“Sinopharm”) accounted for 97%  and 94%  of our net revenues, respectively. In 2013, Sinopharm and Sanofi Aventis S.A. accounted for 75% and 20% of our net revenues, respectively.  No other customers accounted for more than 10% of our net revenues in those periods. As of December 31, 2015,  approximately $38.3 million or 96% of our gross accounts receivable were attributable to Sinopharm.

The Chinese government is continuing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these prices have been significantly lower than our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales. The price for pharmaceutical products is regulated in China. The process and timing for price restrictions is unpredictable. In addition, we are aware that ZADAXIN may be used on an off-label basis, and the Chinese government’s pricing, reimbursement or other actions might reduce such uses.

International Sales and Marketing

ZADAXIN is approved in over 30 countries, primarily in China and countries in the Pacific Rim, Latin America, Eastern Europe, and the Middle East regions. ZADAXIN’s approvals are principally for the treatment of HBV and as an immune system enhancer, with additional approvals in certain countries for the treatment of HCV, or as a chemotherapy immune enhancer for cancer patients with weakened immune systems. We sell ZADAXIN in various international markets through our wholly owned subsidiary, SciClone Pharmaceuticals International Ltd. (“SPIL”).

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

Product sales of $146.1 million,  $126.1 million,  and $96.3 million for the years ended December 31, 2015, 2014, and 2013, respectively, were from sales of ZADAXIN.

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

Thymalfasin for Enhancement of Response to Vaccine

Clinical trials have demonstrated that thymalfasin increases response to influenza and hepatitis B vaccines in the elderly and in hemodialysis patients. In elderly subjects, thymalfasin was also shown to decrease the incidence of influenza from 19% in subjects given an influenza vaccine alone, to 6% in subjects receiving thymalfasin treatment in addition to the influenza vaccine. For these clinical trials, the treatment regimen involved 8 to 10 injections of 1.6 mg doses of thymalfasin. A clinical study conducted in 2009/2010 by Sigma-Tau Finanziaria, S.p.A. in Italy, however, showed that a higher dose of thymalfasin (3.2 or 6.4 mg) given only twice (seven days prior to vaccination and on the day of vaccination) was also effective. ZADAXIN in treatment led to a statistically significant increase in the percent of subjects who seroconverted to the H1N1 vaccine (MF59 adjuvanted monovalent vaccine, Focetria™ from Novartis), and an increase in total titers, when measured at 21 or 42 days after vaccination. While this effect was no longer seen at time points 84 and 168 days after vaccination, the enhancement effect of ZADAXIN provided a significant enhancing effect in the critical first six weeks following vaccination. These promising data further support the utility of thymalfasin for use in immune system enhancement.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Patents

We seek regulatory approval for our products in disease areas with high unmet medical need, significant market potential and where we have a proprietary position through patents covering use, manufacturing process, or composition of matter for our products. For our lead product ZADAXIN, we are the licensee or owner of patents and patent applications relating to thymalfasin and its use for a number of diseases. In particular, we are the licensee or owner of patents and applications in the US or China that are directed to thymalfasin therapy for the treatment of hepatitis B and/or hepatitis C as a monotherapy or in combination with other therapeutics, including drugs with or without regulatory approval for marketing. In China, patent number ZL99811382.4 has been granted for ZADAXIN for chronic hepatitis B that expires in 2019. In addition, we are the licensee or owner of several patents and applications in the US and internationally that are directed to thymalfasin therapy for immune system enhancement. The expiring patent terms for issued or to be issued patents are from 2025 to 2031. We are also the licensee or owner of several applications in China that are directed to thymalfasin therapy for the treatment of melanoma. The expiring patent term for these patents, if issued, is 2028. We are also the licensee or owner of patents in the US and China that are directed to thymalfasin therapy for reducing side effects of chemotherapy. The expiring patent terms for these issued patents are from 2020-2021. We have also applied for patents in the US and internationally that are directed to thymalfasin therapy for the treatment of severe sepsis and acute infection, as well as more specific patents for certain infections such as Aspergillus and severe acute respiratory syndrome (“SARS”). In addition, we have issued patents in the US and China directed to thymalfasin conjugates. We have also applied for patents in the US and internationally that are directed to thymalfasin therapy for purulent rhinosinusitis. Furthermore, we have applied for patents in the US and internationally that relate to use of thymalfasin as an immune system enhancer for the treatment of cancer. The expiring patent term for these patents, if issued, is 2035.

With respect to our issued patents in the US and Europe, we are also entitled to obtain a patent term extension to extend the patent expiration date. For example, in the US, we can apply for a patent term extension of up to five years for one of the patents covering ZADAXIN if ZADAXIN is approved by the US Food and Drug Administration (“FDA”). The exact duration of the extension depends on the time we spend in clinical trials as well as getting a new drug application approval from the FDA.

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

Furthermore, orphan drug exclusivity has been or may be sought where available. Such exclusivity has a term of seven years in the US and 10 years in Europe. We have obtained orphan drug designation for thymalfasin for the treatment of malignant melanoma and chronic hepatitis B in the US and for the treatment of hepatocellular carcinoma in the US and in Europe. We own trademark registrations worldwide for ZADAXIN and other trademarks that appear on our commercial packaging and promotional literature. Copyrights for the commercial packaging may prevent counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. Brand and trademark protection are particularly important to us in China. We have implemented anti-counterfeiting measures on commercial packaging and we have registered the packaging with customs departments in countries where such procedures exist. We rely upon trade secrets, which we seek to protect in part by entering into confidentiality agreements with our employees, consultants, corporate partners, suppliers, and licensees.

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

In the event of the termination of an agreement with any single supplier, we believe that we would be able to enter into arrangements with other suppliers with similar terms. We do not intend at this time to acquire or establish our own dedicated manufacturing facilities for any of our products. We believe that our current manufacturing partners for ZADAXIN have enough manufacturing capacity to meet potential market demand. We also believe that we will be able to meet our clinical trial needs and market demand for our other drug candidates when needed with our current manufacturing partners and through pursuing new relationships with additional manufacturing partners.

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

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses consist of independent R&D costs relating to the conduct of clinical trials and costs associated with in-licensing arrangements. R&D expenses were $12.3 million,  $14.6 million, $8.0 million, for the years ended December 31, 2015, 2014, and 2013, respectively. During 2015, 2014 and 2013, R&D expenses included $7.5 million, $11.0 million and $5.0 million, respectively, related to upfront and milestone payments made under our in-license arrangements.

During 2015, under our subsidiary SciClone Pharmaceuticals International (Cayman) Development Limited, we incorporated two further subsidiaries, SciClone Pharmaceuticals (Hong Kong) Development Company Ltd., and SciClone Pharmaceuticals (Shanghai) Development Company Ltd. Our development entities conduct various research and development activities including those relating to in-licensing arrangements and the conduct of clinical trials.

EMPLOYEES

As of December 31, 2015, we had approximately 590 employees: approximately 560 in China, approximately 20 in the US, and approximately 10 in other countries. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and commercialization activities.

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

For ZADAXIN, the CPP is in Italy, and was issued by the AIFA. The named manufacturer of ZADAXIN is Patheon Italia S.p.A. DC Bead is manufactured by Biocompatibles UK Ltd. and its Country of Origin approval is the United Kingdom.  We and our partners need to maintain these approvals.

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

Price Controls

Prior to June 1, 2015, the price of pharmaceutical products in China was controlled and regulated by the Chinese government. The retail prices of pharmaceutical products included in the National Essential Drug List and the National Basic Medical Insurance Drugs, Work-Related Injury Insurance Drugs and Maternity Insurance Drugs Catalogue (the “Catalogue”), as well as those pharmaceutical products whose production or distribution are deemed to constitute monopolies were subject to price controls in the form of fixed prices or price ceilings. The prices of medicines that were not subject to price controls were determined at the discretion of the respective pharmaceutical companies.

With the promulgation of the Circular on Issuing the Opinions on Promoting Drug Price Reform jointly by the National Development and Reform Commission and several other government agencies (the “Circular”), starting from June 1, 2015, pharmaceutical products (other than anesthetics and Class I psychotropic drugs which are still subject to fixed ex-factory price and retail ceiling price controls) are no longer subject to price controls by the Chinese Government. Since the Circular is very new, it is not clear how exactly it will be implemented. Although most of the pharmaceutical products are no longer subject to fixed prices or price ceilings, the Chinese government could still influence the setting of the prices through the government bidding process and its management of the reimbursement system, as discussed below.

Reimbursement under the National Medical Insurance Program

The Ministry of Human Resources and Social Security (“MOHRSS”), together with other government authorities, determine which medicines are to be included in or removed from the Catalogue for the National Medical Insurance Program, as well as the category under which a medicine should fall in the Catalogue. There are two categories under the Catalogue: Category A and Category B. Category B medicines are generally more expensive than Category A medicines. A National Medical Insurance Program participant can be reimbursed for the full cost of a Category A medicine but only a certain percentage of a  Category B medicine.  Whether a medicine should be included in the Catalogue depends on a number of factors, including whether the medicine is used in large quantities and commonly prescribed, and whether it is considered to be important in meeting the basic healthcare needs of the general public.

Although the National Medical Insurance Program is designated as a national program, the implementation of the National Medical Insurance Program is delegated to various provincial governments, each of which has established its own medicine catalogue.   A provincial government must include all Category A medicines listed in the Catalogue in its provincial medicine catalogue and may not downgrade a nationally classified Category A medicine to Category B.  For Category B medicines listed in the Catalogue, provincial governments have the discretion to add or subtract by no more than 15%.

The amount in a participant’s individual medical insurance account varies, depending upon the amount of contributions from the participant and his or her employer. Generally, program participants who are from relatively wealthier eastern parts of China and relatively wealthier metropolitan centers have greater amounts in their individual accounts than those from less developed provinces.

Government Procurement

Most of the hospitals in China are State-owned. Pharmaceutical products covered by the National Medical Insurance Program are generally procured by the government through a tender process. The tender process is typically conducted by the provincial health authorities every year or every few years. A government-appointed committee reviews bids submitted by pharmaceutical companies and selects one or more products for the treatment of a particular medical condition. The selection is based on a number of factors, including bid price, quality and a  manufacturer’s reputation and service. Once a product is selected by the committee, the state-owned hospitals in the province will purchase the product at the tender price submitted by the pharmaceutical company. However, starting from February 2015, the State Council had encouraged hospitals in some pilot cities to renegotiate the supply prices of the products selected to further drive down the price.

Healthcare Reform

The Chinese government is undertaking a major reform of its medical insurance system. The MOHRSS is responsible for the reform of the medical insurance system. At present, the medical insurance system consists of three basic medical insurances: (i) the Urban Employee Basic Medical Insurance Scheme, which is a mandatory health insurance program for urban employees and retirees; (ii) the Urban Resident Basic Medical Insurance Scheme, which is a voluntary program for other urban residents; and (iii) the New Rural Cooperative Medical Scheme, or NRCMS, which is a voluntary program for all rural residents. The coverage of China’s urban/rural basic medical insurance extended from approximately 10% in 2004 to approximately 94% and 100% in 2009 and 2013, respectively. As of December 31, 2014, the two urban insurance schemes covered 597 million urban residents and the NRCMS covered approximately 736 million rural residents. In addition, the budget and actual amount of medical and healthcare expenditures of the Ministry of Finance have been increasing since 2009, with both exceeding 900 billion Chinese Yuan Renminbi (“RMB”) in 2014.

Our Challenges

Our ability to successfully commercialize our products in China as well as in other parts of the world depends in part on the extent to which coverage and reimbursement to patients will be available from government health care programs, private health insurers and other third-party payors or organizations, as well as on the level of reimbursement. Significant uncertainty exists as to the reimbursement status of therapeutic products, such as ZADAXIN or other drugs we may develop. In most of the markets in which we are currently approved to sell ZADAXIN, reimbursement for ZADAXIN under government or private health insurance programs is not yet available. In many of these countries government resources and per capita income may be so low that our products would be prohibitively expensive and therefore will not be covered by government health insurance program.

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the Catalogue. However, since the Catalogue is amended every two years, there is no assurance that ZADAXIN will remain on the Catalogue with subsequent amendments. Furthermore, since the provinces have the discretion to exclude Category B products in the Catalogue from the provincial catalogue within certain limits, there is no assurance that ZADAXIN will be included in all the provincial catalogues. Even if ZADAXIN is included in the catalogue of a province, we may not be the successful bidder in the government bidding process.

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

AGREEMENTS WITH THIRD PARTIES

We hold license, promotion, distribution or marketing agreements with a number of parties for products currently marketed or under development, including an agreement with Biocompatibles UK Ltd (“Biocompatibles”) for the distribution of DC Bead® in China.  We had agreements during 2015 with several companies for the distribution of certain products in China including the following significant agreements. We have additional license agreements with other parties.

MEDA Pharma GmbH & Co. KG (“MEDA”) Agreement. We are party to an agreement with MEDA for various products under development including Tramadol. See Part I, Item 3 “Legal Proceedings” regarding the status of our agreement with MEDA from whom we license Tramadol.

Baxter Healthcare Trading (Shanghai) Co. Ltd. (“Baxter”) Agreement.  In June 2013, our subsidiary, NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”), entered into an Amended and Restated Product Promotion Agreement with Baxter for the distribution of HoloxanTM, MesnaTM, and EndoxanTM in China effective January 1, 2013. Under the agreement, we market products from Baxter for sale in China, with a promotion fee specified in the agreement. To maintain our exclusive rights, we must meet certain unit volume requirements. The agreement will expire on December 31, 2017, unless renewed.

Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) Agreement. In July 2014, our subsidiary, NovaMed Shanghai, renewed its promotion and distribution relationship with Pfizer by entering into an Import and Service Agreement for the continued distribution of several pharmaceutical products (currently MethotrexateTM, EstracytTM, and FarlutalTM) in China. Under the agreement, we must purchase product from Pfizer for sale in China at prices specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain our exclusive rights, we must meet certain unit volume requirements. The agreement will expire June 30, 2019, unless renewed.

Correvio LLC Agreement (acquired by Cardiome Pharma Corp. (“Cardiome”) in November 2013). In December 2008, our subsidiary, NovaMed Pharmaceuticals, Inc. (“NovaMed”), entered into a licensing and distribution agreement with Correvio LLC for the distribution of Aggrastat® in China. In August 2015, Cardiome and NovaMed mutually agreed to end their collaboration for Aggrastat, resulting in the Company’s obligation to return all rights to the product to Cardiome.

Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) Agreement. In May 2013, our subsidiary, SciClone Pharmaceuticals International China Holding Ltd. (“SciClone China”), entered into an agreement with Zensun granting SciClone China a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell Neucardin™, a novel, first-in-class therapeutic drug for the treatment of patients with intermediate to advanced chronic heart failure (CHF). The agreement provides for the principal terms of the arrangement between SciClone China and Zensun, and the companies have agreed to negotiate a supplemental license and supply agreement.

Taiwan Liposome Company (“TLC”) Agreement.  In June 2013, we entered into an agreement with TLC granting us a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow® for the treatment of peripheral arterial disease (PAD) and other indications. The agreement provides for the principal terms of our arrangement with TLC, and in March 2014, we entered into a collaboration and license agreement. In November 2014, TLC was notified by the CFDA that ProFlow did not received clinical trial approval and TLC is in the process of appealing the decision.

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

Theravance Biopharma, Inc. In May 2015, we entered into an agreement with Theravance Biopharma granting us exclusive development and commercialization rights to VIBATIV® (telavancin) in China, as well as the Hong Kong SAR, the Macau SAR, Taiwan and Vietnam. Under the terms of the agreement Theravance Biopharma will sell to us all clinical and commercial product required to develop and commercialize VIBATIV in China and our other licensed territories.

Our continued distribution of approved products depends upon the continuation of these agreements and the renewal of the agreements upon expiration.

Information about Segment and Geographic Revenue

Additional information about segment and geographic revenue is set forth in Note 20 of our Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Although we reported net income of $29.5 million, $25.2 million, $11.0 million, for the years ended December 31, 2015, 2014, and 2013, respectively, we have experienced significant operating losses in the past, and as of December 31, 2015, we had an accumulated deficit of approximately $118 million. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•

government regulatory action affecting our Company or our drug products or our competitors' drug products in China, the US and other foreign countries, including the effect of government initiatives in China, particularly the Chinese government’s increasing regulation of the pharmaceutical industry through anti-corruption activities;

•

government regulatory action intended to reduce pharmaceutical prices such as the reduction in the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

•	compliance by our employees with regulations that are applicable to sales and marketing activities, including the Foreign Corrupt Practices Act;
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
•

unanticipated increases in our G&A expense due to legal and accounting expenses, including expenses relating to our dispute with MEDA, and arising out of matters relating to any additional or uncorrected control deficiency or related matters;

•	economic and political conditions in the US or abroad, particularly in China;
•

currency fluctuations between the RMB and US Dollar (“USD”) including recent RMB devaluation that has led to, and may continue to lead to, downward adjustments in our importer price if further devaluation continues;

•	broad financial market fluctuations in the US, Europe or Asia; and
•	More aggressive taxation policy by the government in China.

Any acquisitions we may undertake involve a number of risks, and we may not realize all the anticipated benefits of an acquisition. We may acquire other companies or products that present risks similar to those stated above.

We may enter into other company or product acquisition transactions in the future which could present integration or other risks similar to those stated above and may also cause us to:

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

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the years ended December 31, 2015, 2014, and 2013 approximately 96%, 96% and 95% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of provincial agencies’ pricing reform.

In China, ZADAXIN is approved for the treatment of hepatitis B virus (“HBV”) and as an immune system enhancer. We face competition from pharmaceutical companies who are aggressively marketing competing products for the treatment of HBV and for other indications where we believe ZADAXIN may be used on an off-label basis. In addition, several local companies are selling lower-priced, locally manufactured generic thymalfasin, which is a competitive product and is selling in substantial and increasing quantities. While generic products outsell ZADAXIN in unit volumes, we have been able to maintain a pricing advantage through the reputation of our imported, branded product. We believe such competition will continue with added new local manufacturers of generic thymalfasin and there could be a negative impact on the price and the volume of ZADAXIN sold in China, which would harm our business. Our efforts to in-license or acquire other pharmaceutical products for marketing in China and other markets may be unsuccessful or even if successful may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

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

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective June 1, 2015. Decisions by provincial authorities are emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015; we were able to mitigate the impact of this price limitation by sharing the burden of the price reduction with our distributor. For fiscal 2015, we were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction to our China distributor. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future. The impact of such decisions on our future results is unpredictable, but we expect that pricing pressures in 2016 will be offset at least in significant part through sharing of any potential further burden with our China distributor and potentially through volume increases. However, in the future, prices could be reduced to levels significantly below those that would prevail in an unregulated market, which may limit the growth of our revenues or cause them to decline.

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

While over the long term, we believe that the price reductions may positively affect our sales volumes and result in broader penetration into Tier 3 and Tier 2 cities in target geographies, potentially increasing our total sales revenues from these products, the process and timing for any price restrictions is unpredictable and further price reduction could be imposed that could adversely affect our business. In addition, our new contractual arrangement with our China distributor, Sinopharm, which commenced January 1, 2016, will result in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a referenced (baseline) tender price.  This is due to a mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the referenced (baseline) tender price) will be recorded as revenue after the sale is completed. The distributor will then be invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the referenced (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed to with the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it may impact quarterly revenue amounts and timing, especially for the first quarter of 2016.

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

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our license to import ZADAXIN into China needs to be renewed every five years and the next renewal is required in December 2017. Although renewals in the past were obtained successfully, there is no assurance that SciClone will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to sell ZADAXIN to China.

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

Our resolution with government agencies in connection with violations by us of the US Foreign Corrupt Practices Act could have a material adverse effect on our business, results of operations and financial condition.

As previously disclosed, since 2010 the SEC and the DOJ had each been conducting formal investigations of us regarding a range of matters, including possible violations of the FCPA, primarily related to certain historical sales and marketing activities with respect to our China operations. In response to these matters, our Board appointed the Special Committee to oversee our response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred.

On February 4, 2016, we announced that we entered into a settlement agreement with the SEC fully resolving the SEC's investigation into possible violations of the FCPA and that the DOJ had also completed its related investigation and has declined to pursue any action. Under the terms of the settlement agreement with the SEC, SciClone paid a total of $12.8 million, including disgorgement, pre-judgment interest and a penalty. The payment is in line with the charges the Company previously recorded and disclosed in its Form 10-Q filed with the SEC on August 10, 2015. As part of the agreement, we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures.

While we have resolved the previously pending matters with the SEC and DOJ, whether by virtue of announcement of the settlement agreement and the SEC Order or otherwise, we may be subject to investigations by foreign governments or further claims by third parties arising from conduct subject to the investigation or our other international operations. In addition, the remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China and other countries, including adversely affecting our ability to obtain license renewals or other administrative approvals we require to conduct business in China and other countries.

Despite the resolution of the SEC and DOJ matters, we may be subject to additional investigations or regulatory actions in the future.

Despite the settlement of our SEC and DOJ matters, we may be subject to additional investigations in the future. We are unable to predict what ultimate consequences any investigation by any regulatory or law enforcement agency may have on us. Regulatory investigations that might be initiated in the future could result in substantial expenses, management diversion of attention, and harm to our business. If we fail to comply with regulations or to carry out controls on our Chinese or other foreign operations in a manner that satisfies all applicable laws, our business would be harmed. Any civil or criminal action commenced against us by a regulatory or law enforcement agency, including in China, could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees.

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

There can be no assurance that the strategic alternative process will result in pursuing or completing a particular transaction.

In early February 2016, we announced that our Board of Directors had initiated a process to identify, examine and consider a range of strategic alternatives available to us with a view to enhancing stockholder value and had engaged Lazard Freres & Co. LLC as its financial advisor to assist the Board in evaluating strategic alternatives. There can be no assurance that the evaluation of potential strategic alternatives will result in either pursuing any different strategic operational approach or completing any particular transaction. We also may not accurately assess the risks and uncertainties associated with engaging in a strategic alternative, and the anticipated benefits from pursuing any such alternative may not materialize. In addition, undertaking a strategic process could divert management’s time and focus from operating our business, potentially having adverse effects on our existing business relationships and our key employees.

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

In December 2012, the SEC brought administrative proceedings against five accounting firms, including our independent registered public accounting firm, in China, alleging that they had refused to produce audit work papers and other documents related to certain other China-based related companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms, including our registered public accounting firm, appealed to the SEC against this sanction decision. In February 2015, the four PRC-based accounting firms agreed to a censure and to pay $500,000 each to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit US- listed companies. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission. If the firms don’t follow the procedures, the SEC could impose penalties such as suspensions, or it could restart the current enforcement case administrative proceedings.

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

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. After our announcement regarding SEC and DOJ investigations in 2010, we and certain of our officers and directors were named as parties in purported stockholder class actions and derivative lawsuits. Those class action lawsuits were dismissed and we have settled those derivative lawsuits. Our stock price declined following the announcement of a restatement of our financial statements for fiscal 2011 and the first three quarters of fiscal 2012, and that our predecessor independent auditing firm had elected not to stand for reappointment for the 2013 fiscal year. Soon after that announcement, we and certain of our officers and directors were named as parties in a purported derivative lawsuit relating to the restatement, which was subsequently dismissed in its entirety. We may experience stock price volatility in the future related to other matters. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. We may be named in additional litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such litigation could result in additional substantial costs and a diversion of management's and the Board of Directors’ attention and resources, which could harm our business.

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

Our sales are concentrated in China and we face risks relating to operating in China, including risks due to changes in the regulatory environment, slow payment cycles and exposure to fluctuations in the Chinese economy.

A significant portion of our revenue and profit is derived from operations in China. Consequently, our overall financial results are dependent on this market, and our business is exposed to risks there. In addition to the risks relating to pricing previously discussed above, these risks also include changes in economic conditions (including wage and cost inflation, currency exchange rates, consumer spending and employment levels), tax rates, laws, changes in the regulatory environment, increased competition and potential noncompliance with local laws and regulations. Risks also include changing consumer product preferences and preferred sales channels, as well as our ability to accommodate such changing preferences. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. Any significant or prolonged deterioration in China’s relations with the United States and other countries could adversely affect our China business. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. There can be no assurance as to the future effect of any such risks and uncertainties on our results of operations, financial condition or cash flows.

In addition to the risk relating to pricing regulations and other risks related to operating in China, as discussed above, we experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant regulatory limitations are imposed on our ability to terminate employees and on the related costs, political, economic or regulatory changes occur, our results could be adversely affected. During the third quarter of 2014, we wrote-off $1.1 million of $3.5 million in fully reserved accounts receivable related to one customer. For that customer, we received $1.5 million in payments on fully reserved accounts receivable in 2014 and a further $0.4 million in the second quarter of 2015, and the remaining fully reserved accounts receivable balance of $0.5 million as of December 31, 2015 is substantially delinquent. Although we entered into a settlement agreement with this customer in October 2014, and the customer had a binding obligation to pay us the remaining $0.5 million by December 31, 2015,  we did not receive the payment as of December 31, 2015 and there can be no assurance if we are not paid and we pursue legal action what the timing or result of such action would be.

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

Our business is sensitive to the economy in China. A downturn in the Chinese economy could materially and adversely affect our revenues and results of operations.

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. Economic growth rates in China are slowing and there has been significant volatility in the stock indexes within China. The Chinese government is believed to take an active role in influencing stock indexes and in many other areas, but there is no assurance that growth rates will not continue to decline. Slowing growth in China, stock market volatility and uncertainty in economic conditions, may cause a decline in sales of ZADAXIN or negatively impact our other products. A decline is demand for our products in China could materially and adversely affect our revenues and results of operations.

The Company could be subject to changes in its tax rates, the adoption of new US or international tax legislation or exposure to additional tax liabilities which could have a negative impact on our financial position and results of operations.

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

Imported products in China, including ZADAXIN and NovaMed’s imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China's quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on Sinopharm to supply our ZADAXIN sales. Our receivables from Sinopharm are material, and if we were unable to collect receivables from Sinopharm or any other importer, our business and cash-flow would be adversely affected. In 2012, we also relied on another distributor to supply our ZADAXIN product. Receivables from this importer are $0.5 million as of December 31, 2015 that are more than one year past due and fully reserved, and if we were unable to collect these receivables, our business and cash flows would be adversely affected.

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

The majority of our sales have been in US dollars, although a portion of our sales are denominated in RMB. Per our previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm have been and continue to be denominated in US dollars. However, the established importer price may be adjusted quarterly based upon exchange rate fluctuations between the US dollar and RMB. In recent months the RMB has experienced devaluation; accordingly, our importer price has been and can continue to be adjusted downward as denominated in US dollars.  Our purchases with contract manufacturers are denominated in US dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets and liabilities denominated in euros, RMB and Hong Kong dollars. Fluctuation in the US dollar exchange rate with local currency directly affects the customer's cost for our product. In particular, a stronger US dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the RMB in a narrow currency trading band that may or may not fluctuate based on government policy. For example, in August 2015, the Chinese government devalued the RMB and may further devalue the RMB at any time. This devaluation has resulted in the strengthening of the US dollar and may reflect a weakening of the Chinese economy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the RMB exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the US dollar and US interest rates. A trend to a stronger US dollar would erode margins earned by our Chinese importers and prompt them to ask us to lower our prices. A weaker US dollar would increase our in-country China operating expenses, and with the addition of NovaMed, our China operating expenses have increased. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

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

We also rely on third parties, who are subject to regulatory oversight, to supply drug product. For example, ONXEO (formerly BioAlliance) is the sole supplier of Loramyc.  Any unanticipated deficiencies in this supplier, or the suppliers of our raw materials, and/or recall of the manufacturing lots could also impede commercialization of our products and impair our competitive position. In addition, any unanticipated deficiencies in suppliers used in our clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these suppliers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials.

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

We may need to obtain additional funding to support our long-term product development, including funding of in-licensed products, and commercialization programs.

We believe our existing cash and cash equivalents and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve increasing sales of ZADAXIN and DC Bead in China, and for our other products including those products we acquired as a result of the NovaMed acquisition and the execution and successful completion of clinical trials in China. Further, we may use cash to fund products we in-license. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

We expect that we may need to transfer capital to NovaMed Shanghai from time to time to fund its operations. We need to obtain regulatory approval from China’s State Administration of Foreign Exchange (“SAFE”) in order to make such transfers and there can be no assurance that we will be able to obtain such approval in a timely manner. We have been able to fund the operations of NovaMed Shanghai to date through commercial credit facilities or through intercompany loans, but we could face difficulties in the future if our efforts to improve profitability and cash flow in NovaMed Shanghai are not successful, or if we are unable to obtain SAFE approval or obtain further funding for NovaMed Shanghai.

Furthermore, a majority of our cash is held by our foreign subsidiaries. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Based on our current operating plan, we do not anticipate the need to repatriate undistributed earnings of cash and cash equivalents held by our foreign subsidiaries accumulated through December 31, 2015, but we do anticipate a need to repatriate a portion of future foreign earnings to fund our US operations which will result in the need to accrue for US income taxes on those future foreign earnings that we anticipate repatriating from our foreign subsidiaries.

Our loans receivable are subject to certain risks which could materially adversely affect our financial position.

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of December 31, 2015. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If the real property which comprises the majority of the value of all of the assets pledged as security were to suffer a decrease in its value due to macroeconomic conditions or local market-specific factors impacting commercial real estate market values, such a fact may represent an indication of loan impairment. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

Our ability to utilize our tax attributes may be limited by an “ownership change”.

Our ability to use our tax attributes, such as our US federal income tax net operating loss carryforwards and our tax credit carryforwards, may be substantially restricted if we have had in the past, or have in the future, an “ownership change” as defined in Section 382 of the US Internal Revenue Code. An ownership change occurs if increases in the percentage of our stock held by “5-percent shareholders” (within the meaning of Section 382, which provides that certain public groups can be treated as 5-percent shareholders) collectively exceed more than fifty percent, comparing the lowest percentage of stock owned by each 5-percent shareholder at any time during the testing period (which is generally a three-year rolling period) to the percentage of stock owned by the 5-percent shareholder immediately after the close of any owner shift testing date. Our repurchases of our Common Stock, issuances of any additional significant amounts of our Common Stock for future acquisitions or other transactions and trading in our stock by stockholders, may have increased the possibility that in the future we could experience an ownership change. Trading by our stockholders, stock repurchases or other transactions could, in the future, cause an ownership change, resulting in an annual limitation on utilization of our tax attributes. If our tax attribute usage is subject to limitation and if we are profitable, our future cash flows could be adversely affected due to an increased tax liability.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We currently lease approximately 11,900 square feet of office space for our corporate headquarters in Foster City, California, approximately 40,600 square feet of office space in China, primarily in Beijing and Shanghai, and lease approximately 6,100 square feet of combined office space in Hong Kong and Vietnam. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3.Legal Proceedings

As previously disclosed, since 2010 the SEC and the DOJ had each been conducting formal investigations of us regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”), primarily related to certain historical sales and marketing activities with respect to our China operations. In response to these matters, our Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee our response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred.

As previously disclosed, we entered into a settlement agreement with the SEC that fully resolved the SEC’s investigation. Under the terms of the settlement agreement, we paid a total of $12.8 million in February 2016, including disgorgement, pre-judgment interest and a penalty. The payment is in line with the charges we previously recorded and disclosed in our Form 10-Q filed with the SEC on August 10, 2015. As part of the agreement, we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any action.

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

NovaMed was a party to a Distribution and Supply Agreement with MEDA originally entered into in 2007. Following our acquisition of NovaMed in 2011, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 2, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any product rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed. On April 30, 2014, NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC and no hearing has taken place yet. The amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

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

	Price Range
	Common Stock
	High	Low
2015
4th quarter	$10.94	$6.70
3rd quarter	11.71	6.47
2nd quarter	9.87	8.07
1st quarter	9.65	7.01
2014
4th quarter	$9.14	$6.59
3rd quarter	7.40	4.68
2nd quarter	5.39	4.24
1st quarter	5.34	4.25

Stockholders

As of March 7, 2016, there were approximately 200 holders of record of our common stock and 49,624,211 shares of common stock issued and outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2015, 2014, and 2013 and do not currently have plans to pay any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no common stock repurchases for the fourth quarter of fiscal 2015. As of December 31, 2015, the Company had repurchased $78.1 million under the authorized $80.5 million stock repurchase program that expired December 31, 2015.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following line graph compares the annual percentage change in (i) the cumulative total stockholder return on the Company’s Common Stock since December 31, 2010, with (ii) the cumulative total return on (a) The NASDAQ Composite Index and (b) the NASDAQ Biotechnology Index. The comparison assumes (i) an investment of $100 on December 31, 2010 in each of the foregoing indices and (ii) reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 6.Selected Financial Data

This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2015 and 2014 and the selected statement of operations data for each year ended December 31, 2015, 2014, and 2013 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data as of December 31, 2013, 2012, and 2011 and the selected statement of operations data for each year ended December 31, 2012 and 2011 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,

	(in thousands, except per share data)
	2015(1)	2014	2013(1)	2012(2)	2011(3)
Statement of Operations data:
Total net revenues	$157,257	$134,790	$127,058	$156,269	$132,565
Net income	$29,463	$25,208	$10,964	$9,620	$28,122
Basic net income per share	$0.59	$0.49	$0.20	$0.17	$0.51
Diluted net income per share	$0.56	$0.48	$0.20	$0.16	$0.49
Shares used in computing:
Basic net income per share	49,797	51,277	53,587	56,637	55,110
Diluted net income per share	52,173	52,684	54,936	58,483	57,387

	As of December 31,

	(in thousands)
	2015(1)	2014	2013(1)	2012(2)	2011(3)
Balance Sheet data:
Cash and cash equivalents	$101,403	$86,228	$85,803	$84,228	$66,654
Restricted cash in escrow for SEC settlement	12,826	—	—	—	—
Accounts receivable, net of allowance	39,363	40,268	39,771	38,109	38,465
Inventories	10,976	10,703	15,238	10,424	11,141
Deferred tax assets	299	326	6	369	1,788
Total current assets	168,521	140,197	143,417	137,329	119,694
Intangible assets, net	—	—	—	—	45,185
Goodwill	32,979	34,521	35,357	34,313	33,868
Total assets	216,619	181,831	179,859	174,071	200,844
Borrowings	—	—	1,651	1,445	2,500
Contingent consideration	—	—	—	—	15,400
Deferred revenue	174	596	2,915	—	—
Deferred tax liabilities	—	—	—	153	8,407
Other long-term liabilities	87	114	44	237	469
Total stockholders’ equity	179,712	155,274	146,595	143,022	150,119

(1)

We recorded a charge of $2.0 million for 2013 related to the possibility of a settlement, and recorded an additional charge of $10.8 million associated with the SEC settlement for 2015. Refer to Part I, Item 3 for further information regarding the SEC and DOJ investigations.

(2)

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

(3)

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

SciClone Pharmaceuticals, Inc. (NASDAQ: SCLN) is a United States (“US”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. We are focused on continuing to grow our revenue and profitability. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China” or “PRC”) where we have built a solid reputation and established a strong brand through many years of experience marketing our lead product, ZADAXIN® (thymalfasin). In addition, we have an established product promotion business model with large pharmaceutical partners and we are focused on establishing profitability in all of these collaborations. We believe our sales and marketing strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. The Chinese pharmaceutical market currently ranks second among the global pharmaceutical markets, and had an estimated worth of $105 billion in 2014. It is forecasted to increase significantly to $200 billion by 2020. We seek to expand our presence in China and increase revenues by growing sales and profits of our current product portfolio, launching new products from our development pipeline, adding new, profitable product services agreements and leveraging our strong cash position to in-license additional products.

We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) the Rest of the World, which includes our US and Hong Kong operations.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; DC Bead®, a product for the embolization of malignant hypervascularized tumors, for which we initiated sales and recorded product revenue beginning in the third quarter of 2015, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). Through June 30, 2015, our product sales revenues also included Aggrastat®, an intervention cardiology product launched in China in 2009, in-licensed from Cardiome Pharma Corp (“Cardiome”). In August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, thereby terminating our exclusive distribution rights in China, and returning all rights to the product to Cardiome. We recorded Aggrastat revenues of $1.8 million, $1.1 million and $0 million for the years ended December 31, 2015, 2014, and 2013, respectively, and we do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as an immune system enhancer according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3A with over 500 beds) as well as mid-size hospitals (class 2A). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by piloting e-commerce approaches to reach customers. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis.

We initiated sales and recorded our first product revenue from DC Bead in the third quarter of fiscal 2015. The China Food and Drug Administration had approved the registration of DC Bead for the embolization of malignant hypervascularized tumors in August 2014. DC Bead may be used to treat liver cancer, a large and growing indication in China, and we believe our oncology sales team and academic marketing liaisons have established high quality relationships with medical professionals and institutions that specialize in cancer treatment, which we believe will be a valuable asset as we continue commercial sales of DC Bead. BioCompatibles UK Ltd. (“BTG”) and SciClone previously entered into an agreement granting SciClone exclusive licensing and distribution rights to DC Bead in China. Under the agreement, we are purchasing DC Bead product from BTG.

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

In December 2014, we entered into a strategic partnership with The Medicines Company for two cardiovascular products in China. The partnership includes an agreement granting us a license and the exclusive rights in China to promote two products including 1) Angiomax®  (bivalirudin) for Injection, an anticoagulant indicated in patients undergoing percutaneous coronary intervention (PCI) with provisional use of glycoprotein IIb/IIIa inhibitor (GPI) and in patients with, or at risk of, heparin-induced thrombocytopenia and thrombosis syndrome undergoing PCI for which a Phase 3 registration trial was completed in China and is currently under review by the China Food and Drug Administration for marketing approval, and 2) Cleviprex®  (clevidipine) Injectable Emulsion, a third-generation dihydropyridine calcium channel blocker indicated for the reduction of blood pressure when oral therapy is not feasible or desirable for which a clinical trial application (CTA) for China was filed in 2013. We received CTA approval from the China Food and Drug Administration (“CFDA”) in early 2016 and are preparing a clinical study. Under the terms of the agreement, we will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products in the China market (excluding Hong Kong and Macao). We have also agreed to participate in the China registration process for both products. Financial terms of the agreement, in addition to net sales royalties payable to The Medicines Company, include the following additional payments to The Medicines Company: an upfront payment made in the fourth quarter of 2014; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

In June 2013, we entered into a license agreement with Taiwan Liposome Company (“TLC”) which granted us a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow®  for the treatment of peripheral arterial disease (“PAD”) and other indications. PAD is a serious cardiovascular condition in which blood flow to the limbs (usually the legs) is restricted due to arterial plaque build-up. Under the terms of the agreement, TLC will be responsible for the continued development including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and we will be responsible for all aspects of commercialization including pre-and post-launch activities. The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a supplemental collaboration and license agreement. In November 2014, TLC was notified by the CFDA that ProFlow did not receive clinical trial approval and TLC is in the process of appealing the decision.

In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the CFDA in 2012.  In December 2013, the CFDA informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. As part of our agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of December 31, 2015 (refer to Note 6 to the consolidated financial statements appearing under Part II, Item 8 for further information regarding the Zensun loans).

For the years ended December 31, 2015, 2014 and 2013, we recognized $7.5 million, $11 million and $5.0 million, respectively, in research and development expenses related to our in-license arrangements.

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs effective as of June 1, 2015. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. We were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction to our distributor in our sales channel; accordingly, the impact of the price reduction through the year ended December 31, 2015 was $2.8 million. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future. The impact of such decisions on our future results is unpredictable, but we expect that pricing pressures on revenue in 2016 will be offset at least in significant part through sharing of the burden with our China distributor and potentially through volume increases. However, in the future, prices could be reduced to levels significantly below those that would prevail in an unregulated market, which may limit the growth of our revenues or cause them to decline. In addition, our new contractual arrangement with Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Ltd (Sinopharm), our China distributor for ZADAXIN, which commenced January 1, 2016 will result in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a referenced (baseline) tender price. This is due to a mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the referenced (baseline) tender price) will be recorded as revenue after the sale is completed. The distributor will then be invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the referenced (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed to with the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it may impact quarterly revenue amounts and timing, especially for the first quarter of 2016.

As previously disclosed, since 2010 the US Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) had each been conducting formal investigations of us regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). On February 4, 2016, we announced that we have entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the settlement agreement, in February 2016 we paid a total of $12.8 million, including disgorgement, pre-judgment interest and a penalty as final settlement which was released from our restricted escrow account which we funded in the fourth quarter of 2015. This payment is in line with the charges we previously recorded and disclosed in our Form 10-Q filed with the SEC on August 10, 2015. As part of the agreement we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any action (refer to Notes 18 and 22 to the consolidated financial statements appearing under Part II, Item 8 and “Legal Proceedings” in Part I, Item 3 for further information regarding the SEC and DOJ investigations).

We believe our cash and cash equivalents as of December 31, 2015 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the year over year changes in our product sales and promotion services revenues (in thousands):

	Years Ended December 31,

	2015	Change	2014	Change	2013
Product Sales, net	$154,329	17%	$131,973	33%	$99,414
Promotion Services	2,928	4%	2,817	-90%	27,644
Total Net Revenues	$157,257	17%	$134,790	6%	$127,058

Product sales were $154.3 million,  $132.0 million,  and $99.4 million for the years ended December 31, 2015, 2014, and 2013,  respectively. The increase of $22.4 million, or 17%, for the year ended December 31, 2015 compared to 2014, was primarily attributable to an increase in ZADAXIN unit sales and stronger demand for certain oncology products. ZADAXIN sales were $146.1 million for the year ended December 31, 2015, compared to $126.1 million for the prior year, an increase of $20.0 million,  or 16%, which mainly related to a 21% increase in volume sold, offset partially by a 5% decrease in selling price mainly related to a decrease in the list price of ZADAXIN in the Zhejiang province since May 2015.  Product sales for the year ended December 31, 2015, also included Pfizer product sales and initial immaterial DC Bead revenue.

The increase in product sales of $32.6 million, or 33%, for the year ended December 31, 2014 compared to 2013, was primarily attributable to an increase in ZADAXIN unit sales and stronger demand for certain oncology products. ZADAXIN sales were $126.1 million for the year ended December 31, 2014, compared to $96.3 million for the prior year, an increase of $29.8 million, or 31%, which mainly related to an increase in volume sold, and to a lesser extent related to an increase in selling price. We believe our ZADAXIN product revenues in the first half of fiscal 2013 were adversely affected by the increase in channel inventory we experienced in the third quarter of 2012. We believe channel inventory for ZADAXIN has returned to normalized levels.

We anticipate that ZADAXIN revenues in 2016 will be higher than 2015, although our revenues are subject to exchange rate fluctuations and provincial adjustments to tender (retail level, government approved) prices which we cannot predict. The majority of our sales have been in US dollars, although a portion of our sales are denominated in RMB.  Per our previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm have been and continue to be denominated in US dollars. However, the established importer price may be adjusted quarterly based upon exchange rate fluctuations between the US dollar and RMB. Our China ZADAXIN sales revenues are subject to exchange rate risk, and in recent months the RMB has experienced devaluation. In addition, per our previous contractual arrangement with Sinopharm during the year ended December 31, 2015, and a renewed contractual arrangement with Sinopharm which took effect January 1, 2016, our contracted sales prices to Sinopharm are subject to adjustment based on changes in tender prices within the province territories.  In addition, our new contractual arrangement with Sinopharm which commenced January 1, 2016 will result in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a referenced (baseline) tender price.  This is due to a mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the referenced (baseline) tender price) will be recorded as revenue after the sale is completed. The distributor will then be invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the referenced (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed to with the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it may impact quarterly revenue amounts and timing, especially for the first quarter of 2016.

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs effective as of June 1, 2015. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. Changes in provincial drug prices for ZADAXIN in the provinces could impact our future sales revenues.

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For our proprietary product ZADAXIN, we manufacture our product using our US and European contract manufacturers, and we generate our product sales revenue through sales of ZADAXIN product to Sinopharm. Sinopharm acts as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. Our ZADAXIN sales occur when Sinopharm purchases product from us without any right of return except for replacement of product in the event of damaged product or quality control issues. Passage of title and risk of loss are transferred to Sinopharm at the time of arrival of a shipment at its destination. After the sale, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier (“Tier 2”) distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier (“Tier 3”) local or regional distributors who, in turn, sell products to hospitals and pharmacies.

Promotion services revenue was $2.9 million,  $2.8 million,  and $27.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, and related to products promoted under agreements with Baxter and Sanofi Aventis S.A. (“Sanofi”). Promotion services revenue increased $0.1 million or 4% for the year ended December 31, 2015, compared to 2014, related to an increase in EndoxanTM (Baxter) product sales.  Promotion services revenue decreased $24.8 million or 90% for the year ended December 31, 2014, compared to 2013, related to the expiration of our promotional agreements with Sanofi as of December 31, 2013.

Our promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) and Sanofi negotiated a settlement of certain amounts in dispute, effective as of July 14, 2014, and NovaMed Shanghai received approximately 22 million RMB (approximately $3.5 million) in August 2014 as final payment from Sanofi. The terms of the settlement resulted in the recognition of promotion services revenue, for the second quarter of 2014, of approximately $0.2 million of Sanofi revenue that had been deferred in the fourth quarter of 2013. The remaining approximately $2.6 million of deferred revenue that had been deferred in the fourth quarter of 2013 was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income for the second quarter of 2014 or for the year ended December 31, 2014. Our revenues for the years ended December 31, 2015, 2014, and 2013, with Sanofi were $0, $0.2 million, and $25.0 million, respectively.

Our Baxter promotion agreement is for a 5-year term, through December 2017. Our Pfizer product distribution agreement is for a 5-year term, through June 2019. In August 2015, we and Cardiome, from whom we licensed Aggrastat®,  mutually agreed to end our collaboration for Aggrastat, and return all rights to the product to Cardiome. We recorded Aggrastat revenues of $1.8 million, $1.1 million and $0 million for the years ended December 31, 2015, 2014, and 2013, respectively, and we do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

All of our promotion services revenue and a majority of our product revenues related to our China segment. Total China revenues were $151.6 million, $130.3 million, and $122.6 million, or 96%, 97% and 97% of sales for the years ended December 31, 2015, 2014, and 2013, respectively. Rest of the World segment revenues were $5.7 million,  $4.5 million, and $4.4 million, or 4%, 3%, and 3%, for each of the years ended December 31, 2015, 2014 and 2013,  respectively, and related to sales of ZADAXIN product.

For the years ended December 31, 2015 and 2014, sales to Sinopharm in China accounted for approximately 97% and 94% of our revenues, respectively. For the year ended December 31, 2013, sales to Sinopharm and Sanofi in China accounted for approximately 75% and 20% of our revenues, respectively, (prior to the expiration of our promotion agreements with Sanofi). Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the year over year changes in our cost of product sales (in thousands):

	Years Ended December 31,

	2015	Change	2014	Change	2013
Cost of Product Sales	$22,348	-3%	$23,002	30%	$17,668

Cost of product sales was $22.3 million for the year ended December 31, 2015, compared to $23.0 million for the year ended December 31, 2014, a decrease of $0.7 million. The decrease in cost of sales of $0.7 million, or 3%, for the year ended December 31, 2015 compared to 2014 was primarily attributable to a $2.9 million decrease in cost of product sales of Aggrastat as we had recorded a provision of $2.1 million for excess Aggrastat inventory during the year ended December 31, 2014 that didn’t recur for the year ended December 31, 2015. It was also attributable to our receipt in the fourth quarter of 2015 of $1.1 million for reimbursement for Aggrastat inventory returned that we had previously fully written off in 2014, which was recorded as a reduction in cost of product sales. These decreases in cost of product sales were partially offset by increases in cost of product sales related to ZADAXIN and certain oncology product sales due to increased volume sold. Cost of product sales also increased related to initial DC Bead sales in the second half of 2015.

The increase in cost of sales of $5.3 million, or 30%, for the year ended December 31, 2014, compared to 2013, was attributable to a $2.0 million increase in ZADAXIN cost of product sales related primarily to an increase in ZADAXIN unit sales and a $3.3 million increase in Aggrastat and oncology cost of sales as a result of higher sales volume of Aggrastat and certain oncology products.  Cost of sales for Aggrastat product also increased for the year ended December 31, 2014 related to a provision of $2.1 million for excess Aggrastat inventory expected to expire and $0.2 million associated with Aggrastat inventory shipped within six months of expiration.

ZADAXIN cost of sales were $18.6 million for the year ended December 31, 2015, compared to $17.5 million and $15.5 million for the years ended December 31, 2014 and 2013, respectively. Gross margin for ZADAXIN was 87.3% for the year ended December 31, 2015, compared to 86.1% and 83.9% for the years ended December 31, 2014 and 2013, respectively. The increase in gross margin for ZADAXIN for the years ended December 31, 2015 and 2014, compared to the year ended December 31, 2013, was due primarily to higher production volume lowering per unit overhead costs and manufacturing efficiencies.

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

Overall, we expect our gross margin percentages in 2016 to be lower than 2015,  based on lower selling prices as set by one province, with indications of others to follow, as well as the unfavorable impact of currency exchange fluctuations.

Sales and Marketing (“S&M”):

The following table summarizes the year over year changes in our sales and marketing expenses (in thousands):

	Years Ended December 31,

	2015	Change	2014	Change	2013
Sales and Marketing	$53,961	11%	$48,477	-12%	$55,240

S&M expenses were $54.0 million, $48.5 million, and $55.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively. S&M expenses increased by $5.5 million, or 11%, for the year ended December 31, 2015, compared to 2014, related to growth in our S&M efforts for ZADAXIN and DC Bead. S&M expenses decreased by $6.8 million, or 12%, for the year ended December 31, 2014, compared to 2013, related to the expiration of the Sanofi distribution agreements and the reduction in costs associated with marketing the products under the Sanofi agreements. The reductions in S&M expenses for the year ended December 31, 2014, compared to 2013, were partially offset by increases in our S&M efforts for ZADAXIN in 2014.

We anticipate total S&M expenses for the year ending December 31, 2016 to be higher than those incurred for the year ended December 31, 2015 related to growth in our S&M efforts for ZADAXIN.

Research and Development (“R&D”):

The following table summarizes the year over year changes in our R&D expenses (in thousands):

	Years Ended December 31,

	2015	Change	2014	Change	2013
Research and Development	$12,314	-16%	$14,581	81%	$8,044

R&D expenses were $12.3 million, $14.6 million, and $8.0 million, for the years ended December 31, 2015, 2014, and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, we recorded $7.5 million, $11.0 million and $5.0 million, respectively, in R&D expenses related to upfront and milestone costs under our in-license arrangements.  In addition, during the year ended December 31, 2015, R&D expenditures included R&D expenditures related to in-licensing agreements with certain business partners and R&D activities in China. During the years ended December 31, 2014 and 2013, R&D expenses also included costs incurred related to preparation for a potential sepsis clinical study for ZADAXIN we were contemplating which has not been continued.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We anticipate our R&D expenses to increase in 2016 compared to 2015 related to potential license fee payments, milestone payments expected to occur under license arrangements, and related to research and development activities in China.

General and Administrative (“G&A”):

The following table summarizes the year over year changes in our G&A expenses (in thousands):

	Years Ended December 31,

	2015	Change	2014	Change	2013
General and Administrative	$27,897	23%	$22,746	-30%	$32,496

G&A expenses were $27.9 million, $22.7 million, and $32.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. G&A expenses for the year ended December 31, 2015 increased by $5.2 million, or 23%, compared to the year ended December 31, 2014 mainly related to a  China legal-entity restructuring plan which we are in the process of implementing, higher professional consulting fees for business development strategy, higher stock-based compensation expense, and lower credits to bad debt expense for recovery of previously written off accounts receivable, offset by lower legal expenses related to our investigations with the SEC and DOJ and lower accounting fees.

G&A expenses for the year ended December 31, 2014 decreased by $9.8 million, or 30%, compared to the year ended December 31, 2013, mainly related to a decrease in legal fees associated with the government investigations, MEDA Pharma GmbH & Co KG (“MEDA”) arbitration and other corporate matters. During the year ended December 31, 2014, G&A expenses also reflected credits to bad debt expense for $1.5 million in recovery of previously fully reserved substantially delinquent accounts receivable balances from a particular customer that had been fully reserved prior to 2014. During the year ended December 31, 2013, we recorded an additional $2.4 million in bad debt expense related to significantly past due accounts receivable from the customer noted above in order to fully reserve such receivables. The increase in bad debt expense was determined as a result of continual negotiations that indicated the accounts receivable balance may not be recoverable. Additional increases in G&A expenses for the year ended December 31, 2013, included higher professional expenses of approximately $5.3 million related to legal matters associated with the government investigations and our ongoing improvements to our FCPA compliance efforts, and approximately $1.1 million mainly related to accounting matters associated with the restatement of our consolidated financial statements for the year ended December 31, 2011 and certain quarters of 2012 and 2011 and matters involving consultation with the Securities and Exchange Commission related to one aspect of our accounting for one of our contracts, as well as higher general and administrative personnel-related costs and higher legal costs related to other general corporate matters.

We expect our G&A expenses in 2016 to increase compared to 2015 related to growth in our business. As previously disclosed in our Form 8-K issued in early February 2016, our Board is evaluating a range of strategic transactions with a view to enhancing shareholder value. We may incur certain G&A expenses in connection with this evaluation.

Restructuring Charges:

For the year ended December 31, 2013, we recorded $1.2 million to restructuring charges to reflect planned reductions in our China segment related to our sales force and the one-time termination benefits for approximately 175 employees as a result of the non-renewal of the Sanofi promotion agreement as of December 31, 2013. The amounts provided were paid in 2014.

SEC Settlement Expense:

We recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement with the SEC and DOJ regarding their investigation into possible violations of the FCPA by us, and we recorded additional charges totaling $10.8 million associated with the SEC settlement in 2015. In February 2016, we entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the settlement agreement, in February 2016 we paid $12.8 million, including disgorgement, pre-judgement interest and a penalty as final settlement. As part of the agreement, we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any actions. Refer to Part I, Item 3 “Legal Proceedings” and Part II, Item 8, Note 18 “Contingencies” and Note 22  “Subsequent Events” for further information on this matter.

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

Provision for Income Tax:

The provision for income tax relates to our foreign operations in China. The provision for income tax was $0.8 million, $1.2 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Tax expense decreased $0.4 million for the year ended December 31, 2015, compared to 2014, mainly related to a reduction in our liabilities for uncertain tax positions (and associated accrued interest) in China due to certain tax years becoming closed to assessment due to the statute of limitations.

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

The statutory tax rate in China was 25% in 2015, 2014 and 2013.  We expect the provision for income tax to increase for the year ending December 31, 2016, compared to the year ended December 31, 2015 due to growth in our China operations.

As of December 31, 2015, we had net operating loss carryforwards for US federal income tax purposes of approximately $114.2 million that expire in the years 2020 through 2035, and had approximately $52 million in net operating loss carryforwards related to our NovaMed Shanghai subsidiary that expire in the years 2016-2020. As of December 31, 2015, we had US federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.2 million that expire in the years 2018 through 2035.

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

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. We rely on our operating cash flows, and cash and cash equivalents to provide for our liquidity requirements. We believe that we have the ability to meet our liquidity needs for at least the next 12 months to fund our working capital requirements of our operations, including investments in our business, and to fund our business development activities.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the years presented (in thousands):

	As of December 31,
	2015	2014
Cash and investments	$101,403	$86,303

As of December 31, 2015, we had $101.4 million in cash and cash equivalents, in addition to the $12.8 million of restricted cash held in escrow for the SEC settlement, of which $98.5 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. In the fourth quarter of 2015, we repatriated $12.8 million in funds via a special dividend distribution from our foreign subsidiary as a result of the need to fund an escrow facility for our SEC settlement (as previously described). This dividend distribution was made from the current year earnings and profits of our foreign subsidiary, which was not part of the cumulative pool of undistributed earnings of foreign subsidiaries as of December 31, 2014.

We have determined that as of December 31, 2015, $176.2 million of accumulated undistributed earnings of foreign subsidiaries, after the payment of the dividend which was satisfied entirely out of current year earnings and profits, continues to be indefinitely reinvested outside of the US. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries and (ii) additional investments to support our expansion in the China market as well as planned product licensing transactions.  Upon distribution of our foreign undistributed earnings, we may be subject to US federal and state income taxes. Based on our current operating plan, we do not anticipate the need to repatriate undistributed earnings of cash and cash equivalents held by foreign subsidiaries accumulated as of December 31, 2015, but we do anticipate a need to repatriate a portion of future foreign earnings to fund our US operations. We will accrue for US income taxes on future foreign earnings that we anticipate repatriating from our foreign subsidiaries.

	Years Ended December 31,

	2015	2014	2013
Cash provided by (used in):
Operating activities	$32,507	$27,609	$9,502
Investing activities	$(9,010)	$(6,203)	$55
Financing activities	$(8,419)	$(20,806)	$(8,353)

Net cash provided by operating activities was $32.5 million for the year ended December 31, 2015 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, provisions for doubtful accounts, depreciation and amortization expense, and changes in operating assets and liabilities. We reserved an amount of $0.5 million in the first quarter of 2015 as a bad debt charge recorded in general and administrative expense related to a customer whose receivable balance was past due which we subsequently wrote off when we determined it to be uncollectible during the fourth quarter of 2015.  Accounts payable and accrued liabilities increased $9.7 million for the year ended December 31, 2015 as compared to the prior year’s period, mainly related to the additional $10.8 million SEC settlement expense recorded to operating expense related to the settlement with the SEC. Restricted cash in escrow for the SEC settlement increased $12.8 million related to the $12.8 million SEC settlement amount deposited in escrow during the fourth quarter of 2015.

Net cash provided by operating activities was $27.6 million for the year ended December 31, 2014 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, provisions for expiring inventory, depreciation and amortization expense, and changes in operating assets and liabilities. As of December 31, 2014, we had accounts receivable totaling approximately $0.9 million from a single customer, which were substantially delinquent and which we were actively trying to collect, and for which we had recorded a reserve of $0.9 million. We entered into a settlement agreement with the customer in October 2014 to collect the remaining balance (refer to Note 1 to the consolidated financial statements appearing under Part II, Item 8). Accounts receivable increased $3.3 million mainly related to an increase in ZADAXIN sales. Inventory decreased $5.9 million mainly related to ZADAXIN inventory sales during the first half of 2014 exceeding our purchase levels, excluding approximately $2.9 million in Pfizer and Aggrastat inventory not yet paid for as of December 31, 2014. Accounts payable and accrued liabilities decreased $5.9 million mainly related to sales and marketing and manufacturing expense payments made during the year ended December 31, 2014.

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

Net cash (used in) provided by investing activities was ($9.0) million,  ($6.2) million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. For the years ended December 31, 2015, 2014, and 2013, purchases of property and equipment were $1.8 million,  $1.5 million, and $0.3 million, respectively. In addition, for the years ended December 31, 2015 and 2013, we received proceeds of $0.1 million and $0.4 million from the sale or maturity of our short-term investments or available-for-sale securities, net of purchases. In addition, as part of our license and supply agreement with Zensun, we agreed to loan up to $12 million in total to Zensun under two separate loan agreements. Pursuant to these agreements, we loaned $7.25 million in the first half of 2015, and $4.75 million to Zensun during the second half of 2014 (such lendings are further described in Note 6 to the consolidated financial statements appearing under Part II, Item 8), which is reflected in the $9.0 million and $6.2 million of net cash used in investing activities for 2015 and 2014, respectively. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”).

Net cash used in financing activities was $8.4 million,  $20.8 million, and $8.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. During the years ended December 31, 2015, 2014, and 2013, we used $12.8 million, $24.4 million, and $12.5 million, respectively, to repurchase and retire approximately 1.5 million, 3.8 million, and 2.4 million shares of our common stock under our stock repurchase program. For the years ended December 31, 2015, 2014, and 2013, we also received $4.4 million, $5.2 million, and $1.7 million of proceeds, respectively, from the issuances of common stock made under our stock award plans. For the year ended December 31, 2013, our subsidiary borrowed $0.6 million and repaid $2.0 million under its loan agreement with Shanghai Pudong Development Bank Co. Ltd that expired August 29, 2013. All amounts borrowed were repaid by the expiration date. Restricted cash of $2.3 million was released during the year ended December 31, 2013, that had been used to secure a letter of credit related to a loan agreement.

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

The following summarizes our other future contractual obligations as of December 31, 2015  (in thousands):

	Payments Due by Period

		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$5,200	$2,421	$2,013	$766	$—
Purchase obligations (2)	11,844	11,844	—	—	—
Uncertain tax positions (3)	3,462	—	—	—	—
Total	$20,506	$14,265	$2,013	$766	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
(3)

As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the ”Payments Due by Period” section of the table.

Under our $80.5 million stock repurchase program, we repurchased and retired 1,526,306 shares at a cost of $12.8 million during the year ended December 31, 2015 bringing the total repurchases since the program’s inception to approximately 13.2 million shares at a cost of $78.1 million through December 31, 2015. Our stock repurchase program expired December 31, 2015 and is currently under strategic review by the Board.

We recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement with the SEC and DOJ regarding their investigation into possible violations of the FCPA by us. Based on our discussions with the SEC, we recorded an additional $10.8 million in SEC settlement to operating expense for the year ended December 31, 2015, bringing the total loss to the government in penalties, fines and/or other remedies to $12.8 million. In February 2016, we entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the agreement, in February 2016, we paid $12.8 million including disgorgement, pre-judgement interest and a penalty from our restricted escrow account that we funded in the fourth quarter of 2015. As part of the agreement, we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any action. Refer to Part I, Item 3 “Legal Proceedings” and Part II, Item 8, Notes 18 and 22 for further information on this matter.

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

We intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations, in-licensing new products, particularly for China, and potential acquisitions, as may be required. In addition, as previously disclosed, our Board is evaluating a range of strategic transactions with a view to enhancing stockholder value. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings, if any, will be sufficient to in-license additional products. The need, timing and amount of any such financing would depend upon numerous factors, including the status of the pending regulatory investigations and pending litigations, the level and price of our products, the timing and amount of manufacturing costs related to our products, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

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

Product Revenue. We recognize product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to Sinopharm are recognized upon the arrival of a shipment to its destination when title and risk of loss to the product are transferred to them. We also earn product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. We recognize revenue related to these products based on the “sell-in” method, when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

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

Revenue Reserve. We maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of December 31, 2015 and 2014,  our revenue reserves were approximately $0.1 million; the reserves were recorded as accrued liabilities on our consolidated balances sheets.

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

As of December 31, 2015, we had a receivable reserve of $0.6 million. In October 2014, our subsidiary, SPIL China, executed an agreement with a particular customer providing for settlement of a $3.0 million receivable balance. The terms of the settlement agreement resulted in the write-off of $1.1 million in previously fully reserved accounts receivable with an equivalent charge-off of the allowance for bad debt, which had no impact on net income in 2014, as the subsequent agreement provided direct evidence that the $1.1 million previously reserved will not be collected in the future. Of the remaining $1.9 million receivable balance, $0.4 million and $1.0 million were collected in 2015 and 2014, respectively, per the terms of the settlement agreement, and these gains on recovery were recorded as reductions to general and administrative expense for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, a balance of $0.5 million remained uncollected from the same customer but remained fully reserved. We recognized $0.5 million of bad debt expense in general and administrative expense during the first quarter of 2015 related to past due receivables from another customer, due to uncertainty regarding the collectability of the customer’s outstanding receivable balance. We wrote-off the $0.5 million of past due accounts receivable from this customer during the fourth quarter of 2015 as uncollectible.

Inventories

Our inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis and include amounts related to materials, labor and overhead. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. If our current assumptions about future production or inventory levels and demand were to change or if actual market conditions are less favorable than those projected by management, inventory write-downs may be required, which could negatively impact our gross margins and results of operations. If obsolete or excess items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized. During the years ended December 31, 2015, 2014 and 2013, we recorded inventory write-downs of $0, $2.1 million, $0, respectively, principally related to carrying value reductions for excess Aggrastat product. As we have discontinued this product, remaining inventory is zero at December 31, 2015.

Goodwill

We account for goodwill in accordance with ASC Topic 805, and ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 805 requires that the acquisition method of accounting be used for all business combinations and specifies the criteria that must be met in order for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. Goodwill is tested for impairment at least annually or whenever events or circumstances occur that indicate impairment might have occurred or circumstances suggest that the carrying value of these assets may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets in accordance with ASC Topic 350. Judgment regarding the existence of impairment indicators will be based on operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends.

Goodwill relates to our China segment which focuses on our primary pharmaceutical distribution market, consisting of the NovaMed business and the legacy China business of the Company, which represent a single reporting unit. For the years ended December 31, 2015, 2014 and 2013, we tested for goodwill impairment by quantitatively comparing the fair value of the reporting unit to its carrying amounts - step one of the two-step impairment test. We estimated the fair value of the China reporting unit using a discounted cash flow model. This valuation approach considers a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to impairment charges in the future. Our methodology for determining fair value remained consistent for the periods presented. If we determine that the carrying value of our reporting unit exceeds its fair value, we would then calculate the implied fair value of the reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. After completing our annual impairment review for the reporting unit as of December 31, 2015, 2014 and 2013, and our interim impairment review during the third quarter of 2013, as a result of the notification by Sanofi of the non-renewal of our promotional agreements with them at the end of their terms on December 31, 2013, we concluded that goodwill was not impaired in 2015, 2014, or 2013.

Loans Receivable

Loans receivable consist of two loans to one third party (see Note 6). Loans are initially recorded, and continue to be carried, at unpaid principal balances under “other assets” on the consolidated balance sheet as of December 31, 2015 and 2014. Carried balances are subsequently adjusted for payments of principal or adjustments to the allowance for loan losses to account for any impairment. Interest income is recognized over the term of the loans and is calculated using the simple-interest method, as the loans do not have associated premium or discount. If the loans were to experience impairment, interest income would not be recognized unless the likelihood of further loss was remote.

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date.

Management assessed the credit worthiness of the counterparty by reviewing available borrower financial information and substantiation of the value of the pledged security interest in the course of preparing our consolidated financial statements. Management also considered in its analysis that the borrower was compliant with the terms of the loans, that interest payments have been timely made, and that available reliable evidence indicated that the market value of the pledged security was greater than the loan receivable balance. As of December 31, 2015 and 2014, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

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

Stock-Based Compensation

We record stock-based compensation costs relating to share-based payment transactions, including stock options, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”) and employee stock purchase plans (“ESPP”). Stock-based compensation expense for stock options and the employee stock purchase plan is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense for RSUs and PSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock-based compensation expense values for stock options, RSUs and the ESPP plan are recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. We recognize expense related to the performance stock options and PSUs over the implicit service period if it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the performance stock options or PSUs is reversed. The share-based payment awards that are ultimately expected to vest are recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years for stock options and RSUs and three months for ESPP.  We estimate pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. The tax years 1995-2015 remain open to examination by the major US taxing jurisdictions to which we are subject. The Internal Revenue Service completed their examinations of our 2008, 2009 and 2011 US Federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years. Our China income tax returns are generally subject to examination for a period of five years and those years remain open to examination.

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

Restructuring Costs

When necessary, we record expense for the estimated costs of restructuring activities. The liability recorded for restructuring costs contains uncertainties because management is required to make assumptions and to apply judgment to estimate the amounts and timing of future settlement payments and the timing of such payments. When making these assumptions, management considers a number of factors including the number of employees involved and the related benefits included in the restructuring plan, and historical settlement experience. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our restructuring liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains which would have an impact on the results of operations for that period.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We have evaluated the impact of adopting this guidance and have concluded we will likely have no effect on the financial statements as our adjustments already reflect the concept of net realizable value. Inventory provisions are generally full write-downs for the affected inventory.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet selected an adoption method. The impact of adopting this guidance is not expected to be material to our consolidated financial statements given our deferred tax amounts.

In February 2016, the FASB issued ASU 2016-02 “Leases”. Under the new guidance, lessees will be required to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We are evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

We do not hold any derivative financial instruments for speculation or trading purposes. The majority of our sales have been in US dollars, although a portion of our sales are denominated in RMB.  Per our previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm have been and continue to be denominated in US dollars. However, the established importer price may be adjusted quarterly based upon exchange rate fluctuations between the US dollar and RMB. In recent months the RMB has experienced devaluation, which has led to, and may continue to lead to, downward adjustments in our importer price if further devaluation continues. While our revenue may be negatively affected, our expenses are also positively impacted as a substantial portion of our expenses are denominated in RMB.  Our purchases with contract manufacturers are denominated in US dollars and euros and costs of our marketing efforts in China are paid in local currency.

In addition, we have certain cash balances and other assets and liabilities denominated in euros, RMB and Hong Kong dollars. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. A hypothetical 1% increase or decrease in foreign exchange rates would result in an approximate $0.1 million increase or decrease in our financial assets and liabilities denominated in euros, RMB and Hong Kong dollars, as of December 31, 2015 and 2014. These potential changes are based on sensitivity analyses performed on our financial position as of December 31, 2015 and 2014. Actual results may differ materially.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, term deposits, commercial paper, corporate bonds, US treasury, or government agency notes; our investments are most frequently classified as cash equivalents. We are also invested in a loan to a business partner; however, the purpose for such loan is to facilitate the business relationship and it is not principally for investment purposes. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio as of December 31, 2015 or 2014.

Item 8.Financial Statements and Supplementary Data

SCICLONE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SciClone Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SciClone Pharmaceuticals, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014,  and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9(a).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers Zhong Tian LLP

Shanghai, the People’s Republic of China

March 11, 2016

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$101,403	$86,228
Restricted cash in escrow for SEC settlement (Notes 18 and 22)	12,826	—
Accounts receivable, net of allowances of $594 and $998 as of December 31, 2015 and 2014, respectively	39,363	40,268
Inventories	10,976	10,703
Short-term investments	—	75
Prepaid expenses and other current assets	3,654	2,597
Deferred tax assets	299	326
Total current assets	168,521	140,197
Property and equipment, net	2,651	1,848
Goodwill	32,979	34,521
Other assets	12,468	5,265
Total assets	$216,619	$181,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,495	$5,311
Accrued and other current liabilities	32,151	20,536
Deferred revenue	174	596
Total current liabilities	36,820	26,443
Other long-term liabilities	87	114
Commitments and contingencies (Notes 10 and 18)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 49,533,835 and 49,948,897 shares issued and outstanding as of December 31, 2015 and 2014, respectively	50	50
Additional paid-in capital	296,086	287,108
Accumulated other comprehensive income	2,070	3,264
Accumulated deficit	(118,494)	(135,148)
Total stockholders’ equity	179,712	155,274
Total liabilities and stockholders’ equity	$216,619	$181,831

See notes to consolidated financial statements.

 SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Net revenues:
Product sales, net	$154,329	$131,973	$99,414
Promotion services	2,928	2,817	27,644
Total net revenues	157,257	134,790	127,058
Operating expenses:
Cost of product sales	22,348	23,002	17,668
Sales and marketing	53,961	48,477	55,240
Research and development	12,314	14,581	8,044
General and administrative	27,897	22,746	32,496
Restructuring charges	—	—	1,181
SEC settlement expense (Notes 18 and 22)	10,826	—	2,000
Total operating expenses	127,346	108,806	116,629
Income from operations	29,911	25,984	10,429
Non-operating income (expense):
Interest and investment income	869	161	85
Interest and investment expense	—	(48)	(103)
Other (expense) income, net	(510)	280	2,795
Income before provision for income tax	30,270	26,377	13,206
Provision for income tax	807	1,169	2,242
Net income	$29,463	$25,208	$10,964

Basic net income per share	$0.59	$0.49	$0.20
Diluted net income per share	$0.56	$0.48	$0.20

Weighted-average shares used in computing:
Basic net income per share	49,797	51,277	53,587
Diluted net income per share	52,173	52,684	54,936

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,

	2015	2014	2013
Net income	$29,463	$25,208	$10,964
Other comprehensive income, net of income tax:
Available-for-sale securities:
Unrealized loss and foreign currency translation arising during the period on foreign currency denominated available-for-sale securities	—	—	(4)
Reclassification adjustment for losses included in net income	—	—	71
Net change	—	—	67
Foreign currency translation	(1,194)	(912)	1,121
Total other comprehensive income (loss)	(1,194)	(912)	1,188
Total comprehensive income	$28,269	$24,296	$12,152

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of January 1, 2013	54,484	$54	$274,387	$2,988	$(134,407)	$143,022
Net income	—	—	—	—	10,964	10,964
Other comprehensive income	—	—	—	1,188	—	1,188
Escrow shares received in settlement and immediately retired	(342)	—	(1,866)	—	—	(1,866)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	634	—	1,705	—	—	1,705
Compensation related to stock-based awards	—	—	4,101	—	—	4,101
Repurchase of common stock	(2,404)	(2)	—	—	(12,517)	(12,519)
Balance as of December 31, 2013	52,372	52	278,327	4,176	(135,960)	146,595
Net income	—	—	—	—	25,208	25,208
Other comprehensive loss	—	—	—	(912)	—	(912)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan, net	1,399	2	5,212	—	—	5,214
Compensation related to stock-based awards	—	—	3,569	—	—	3,569
Repurchase of common stock	(3,822)	(4)	—	—	(24,396)	(24,400)
Balance as of December 31, 2014	49,949	50	287,108	3,264	(135,148)	155,274
Net income	—	—	—	—	29,463	29,463
Other comprehensive loss	—	—	—	(1,194)	—	(1,194)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan, net	1,111	2	4,390	—	—	4,392
Compensation related to stock-based awards	—	—	4,588	—	—	4,588
Repurchase of common stock	(1,526)	(2)	—	—	(12,809)	(12,811)
Balance as of December 31, 2015	49,534	$50	$296,086	$2,070	$(118,494)	$179,712

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2015	2014	2013
Operating activities:
Net income	$29,463	$25,208	$10,964
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	4,441	3,465	4,007
Non-cash escrow share settlement	—	—	(1,866)
Provision for doubtful accounts	541	—	2,540
Provision for expiring inventory	—	2,099	—
Depreciation and amortization	931	852	860
Loss on maturity of available-for-sale investment	—	—	75
Loss on disposal of fixed assets	3	26	17
Deferred income taxes	12	(321)	191
Changes in operating assets and liabilities:
Accounts receivable, net	306	(3,276)	(3,999)
Inventories	1,432	5,382	(4,685)
Prepaid expenses and other assets	(1,020)	(277)	(202)
Restricted cash in escrow for SEC settlement (Notes 18 and 22)	(12,826)	—	—
Accounts payable	(2,295)	(5,485)	(134)
Accrued and other current liabilities	11,997	(414)	(1,006)
Deferred revenue	(422)	340	2,873
Other long-term liabilities	(56)	10	(133)
Net cash provided by operating activities	32,507	27,609	9,502
Investing activities:
Proceeds from the maturity of available-for-sale securities or short-term investments	75	—	379
Loans to third party (Note 6)	(7,250)	(4,751)	—
Purchases of property and equipment	(1,835)	(1,452)	(324)
Net cash (used in) provided by investing activities	(9,010)	(6,203)	55
Financing activities:
Repurchase of common stock including commissions	(12,811)	(24,400)	(12,519)
Repayment of credit facilities	—	(1,620)	(2,035)
Proceeds from borrowing on credit facilities	—	—	2,196
Decrease in restricted cash related to loan facility	—	—	2,300
Proceeds from issuances of common stock, net	4,392	5,214	1,705
Net cash used in financing activities	(8,419)	(20,806)	(8,353)
Effect of exchange rate changes on cash and cash equivalents	97	(175)	371
Net increase in cash and cash equivalents	15,175	425	1,575
Cash and cash equivalents, beginning of period	86,228	85,803	84,228
Cash and cash equivalents, end of period	$101,403	$86,228	$85,803
Supplemental disclosure of cash flow information:
Net income taxes paid related to foreign operations	$1,509	$944	$2,237
Interest and unused line fees paid related to borrowings	$—	$48	$81

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Description of Business

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”), incorporated in 1990, is a United States (“US”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business in China and a product portfolio of therapies for oncology and infectious diseases. The Company’s lead product, ZADAXIN® (thymalfasin) is approved in over 30 countries and may be used for the treatment of hepatitis B (HBV), hepatitis C (HCV), and certain cancers according to the local regulatory approvals, and for use as an immune system enhancer. In addition to ZADAXIN, SciClone markets approximately 7 partnered and in-licensed products in China. SciClone is also pursuing the registration of several other therapeutic products in China.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less on the date of purchase. The Company records its investments at fair value, as determined by available information on the consolidated balance sheet date. The Company’s investment portfolio as of December 31, 2015 consisted of money market funds that were included in cash and cash equivalents.

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

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, accounts receivable and loans receivable. The Company is exposed to credit risk in the event of default by the institutions holding the cash, cash equivalents and investments, and by customers and partners in the event of default by the customer or partner to pay the amounts due to the Company on receivables and loans receivables, respectively, to the extent of the amounts recorded on the consolidated balance sheet. Most of the Company’s cash and cash equivalents are held by financial institutions that the Company believes are of high credit quality. At times, deposits may exceed government insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For the Company’s proprietary product ZADAXIN, the Company manufactures its product using its US and European contract manufacturers, and it generates its product sales revenue through sales of ZADAXIN products to Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited (“Sinopharm”). Sinopharm acts as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. The Company’s ZADAXIN sales occur when the importer purchases product from the Company, without any right of return except for replacement of product in the events of damaged product or quality control issues. As the Company bears risk of loss until delivery has occurred, revenue is not recognized until the shipment reaches its destination. After the Company’s sale of ZADAXIN to the importer, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier (“Tier 2”) distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier (“Tier 3”) local or regional distributors who, in turn, sell products to hospitals and pharmacies. The Company’s other product sales revenues result from the sale of the Company’s in-licensed products to importing agents and distributors.

Promotion services revenues result from fees received for exclusively promoting products for certain pharmaceutical partners. These importing agents, distributors and partners are the Company’s customers.

Customers that exceeded 10% of the Company’s total net revenue and related to our China segment were as follows:

	For the Year Ended December 31,

	2015	2014	2013
Customer A	97%	94%	75%
Customer B	—	—	20%

Product sales of $146.1 million or 95%,  $126.1 million or 96%, and $96.3 million or 97%, for the years ended December 31, 2015, 2014 and 2013, respectively, related to sales of ZADAXIN. As of December 31, 2015, approximately $38.3 million, or 96%, of the Company's gross accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

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

Per the Company’s previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (the Company’s sole distributor for ZADAXIN in China) which took effect January 1, 2016, the Company’s sales of ZADAXIN to Sinopharm have been and continue to be denominated in US dollars. However, the established importer price may be adjusted quarterly based upon exchange rate fluctuations between the US dollar and Chinese Yuan Renminbi (“RMB”).  A significant portion of the Company’s other revenues and expenses are denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB and are exposed to foreign exchange risk. In recent months, the RMB has experienced devaluation. Such devaluation may negatively affect the US dollar value of revenues, albeit on a lagging basis, pursuant to the periodic adjustments described above. RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at the exchange rates quoted by People’s Bank of China. Remittances in currencies other than RMB by the Company in China require certain supporting documentation in order to affect the remittance.

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

As of December 31, 2015, the Company had a receivable reserve of $0.6 million. In October 2014, the Company’s subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with a particular customer providing for settlement of a $3.0 million receivable balance. The terms of the settlement agreement resulted in the write-off of $1.1 million in previously fully reserved accounts receivable with an equivalent charge-off of the allowance for bad debt, which had no impact on net income in 2014. Of the remaining $1.9 million receivable balance, $0.4 million and $1.0 million were collected in 2015 and 2014, respectively, per the terms of the settlement agreement, and these gains on recovery were recorded as reductions to general and administrative expense for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, a balance of $0.5 million remained uncollected from the same customer but remained fully reserved. The Company recognized $0.5 million of bad debt expense in general and administrative expense during the first quarter of 2015 related to past due receivables from another customer, due to uncertainty regarding the collectability of the customer’s outstanding receivable balance. The Company wrote-off the $0.5 million of past due accounts receivable from this customer during the fourth quarter of 2015 as uncollectible.

Inventories

Inventories consist of raw materials, work in progress and finished goods products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first indicated. During the years ended December 31, 2015, 2014, and 2013, the Company recorded inventory write-downs of  $0,  $2.1 million, and $0, respectively, principally related to carrying value reductions for excess Aggrastat®  product. As of December 31, 2015, there was zero remaining Aggrastat product in inventory following a discontinuation of the product. (Refer to Note 17 for further information regarding the discontinuation of Aggrastat.)

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

Goodwill

The Company accounted for the acquisition of NovaMed Pharmaceuticals, Inc. (“NovaMed”) in 2011 under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under the acquisition method of accounting, the total acquisition-date fair value of the assets and liabilities are recognized as of the closing date. The excess of the fair value of the total consideration transferred over the acquisition-date fair value of net tangible and intangible assets and liabilities assumed was allocated to goodwill. Goodwill is tested for impairment at least annually, or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350, Intangibles — Goodwill and Other. Goodwill relates to the Company’s China segment which focuses on the Company’s primary pharmaceutical distribution market, consisting of the NovaMed business and the legacy China business, which represent a single reporting unit. As of December 31, 2015, 2014 and 2013, the Company tested its goodwill for impairment by quantitatively comparing the fair value of the reporting unit to its carrying amount - step one of the two-step impairment test. The Company bypassed the optional qualitative screening test in proceeding directly to step one of the two-step impairment test. In addition, during the third quarter of fiscal 2013, the Company performed an interim goodwill impairment analysis to determine if the goodwill was impaired as a result of the non-renewal of the Sanofi Aventis S.A. (“Sanofi”) promotional agreements as of December 31, 2013, by comparing the fair value of the reporting unit to its carrying amount. The Company estimates the fair value of the China reporting unit using a discounted cash flow model. This valuation approach considers a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of the Company’s business. If the Company determines that the carrying value of its reporting unit exceeds its fair value, the Company would then calculate the implied fair value of the reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. After completing the Company’s impairment review for the reporting unit during the third quarter of 2013, and as of December 31, 2015, 2014, and 2013, the Company concluded that goodwill was not impaired in any of these years.

Loans Receivable

Loans receivable are due from a single third party (see Note 6). Loans are initially recorded, and continue to be carried, at unpaid principal balances under “other assets” on the consolidated balance sheet. Carried balances are subsequently adjusted for payments of principal or adjustments to the allowance for loan losses to account for any impairment. Interest income is recognized over the term of the loans and is calculated using the simple-interest method, as the loans do not have associated premium or discount. If the loans were to experience impairment, interest income would not be recognized unless the likelihood of further loss was remote.

Although the measurement basis is unpaid principal (as adjusted for subsequent payments or impairment), not fair value, the loans receivable would qualify as Level 3 measurements under the fair value hierarchy due to the presence of significant unobservable inputs related to the counterparty, which is a private entity.

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of December 31, 2015 and 2014, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

Accrued Expenses

The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known to them. Examples of estimated accrued expenses include fees paid to contract research organizations and investigative sites in connection with clinical trials, fees paid to contract manufacturers in connection with the production of materials, and professional services.   The Company periodically confirms the accuracy of its estimates with selected service providers and makes adjustments, if necessary, in the periods identified.

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

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction losses were $0.4 million for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, foreign currency transaction gains and losses were not significant.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company recognizes product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to Sinopharm are recognized upon the arrival of a shipment to its destination when title and risk of loss to the product are transferred. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. The Company recognizes revenue related to these products based on the “sell-in” method, when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in a promotion services contract, which marks the period when marketing and promotion services have been rendered and the revenue recognition criteria are met. Per the Company’s arrangement with Sanofi, the Company was required to return or refund a portion of promotion services fees received during interim periods if defined annual sales targets were not achieved. Under the Company’s agreements with this customer, if an agreement was terminated, and provided such targets had been met on a “pro rata” basis at the date of contract termination, the Company was entitled to retain the amounts paid. Due to the ability to retain amounts paid upon contract termination, provided applicable targets had been met on a “pro rata” basis at any interim date, the Company elected to recognize revenue during interim periods without reduction for amounts subject to refund based on Method 2 of Accounting Standards Codification 605-20-S99-1, “Accounting for Management Fees Based on a Formula.”

The Company’s promotion agreements with Sanofi, consisting of individual promotional agreements for certain pharmaceutical products and supplementary agreements extending the terms thereof, were not renewed and expired on December 31, 2013. NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) and Sanofi negotiated a settlement of certain amounts in dispute, effective July 14, 2014, and NovaMed Shanghai received approximately 22 million RMB (approximately $3.5 million) in August 2014 as final payment from Sanofi. The terms of the settlement resulted in the recognition of promotion services revenue for the second quarter of 2014 of approximately $0.2 million of Sanofi revenue that had been deferred in the fourth quarter of 2013. The remaining approximately $2.6 million of deferred revenue originally recorded during the fourth quarter of 2013, was reversed with an equivalent write-down of accounts receivable. This contemporaneous write-down of accounts receivable and deferred revenue had no impact on net income during the second quarter of 2014 or the year ended December 31, 2014.

Revenue Reserve: The Company generally maintains a revenue reserve for product returns based on estimates of the amount of product to be returned by its customers which are based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the revenue reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the revenue reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions.

As of December 31, 2015 and 2014, the Company’s revenue reserves were $0.1 million on its consolidated balance sheets.

The Company evaluates the need for a returns reserve quarterly and adjusts it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect the Company’s results of operations or financial position. It is possible that the Company may need to adjust its estimates in future periods.

Sales Tax and Surcharge Expense

Sales taxes and surcharge costs are expensed as incurred and are included in sales and marketing expense. The Company is generally subject to a 5-6.42% business tax and surcharge for services provided related to marketing products under the relevant taxation laws in China. Sales tax and surcharge costs amounted to approximately $3.4 million, $2.5 million, and $3.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2015, 2014, and 2013, were $4.1 million, $2.6 million, and $1.1 million, respectively.

Legal Costs

Legal costs related to loss contingencies are expensed to general and administrative expense as incurred.

Stock-Based Compensation

The Company records stock-based compensation costs relating to share-based payment transactions, including stock options, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”) and the employee stock purchase plan (“ESPP”). Stock-based compensation expense for stock options and the employee stock purchase plan is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense for RSUs and PSUs are estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock-based compensation expense values for stock options, RSUs and the ESPP are recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The stock-based compensation costs that are ultimately expected to vest are recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years for stock options and RSUs and three months for the ESPP. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest. The Company recognizes expense related to the PSUs and performance stock options over the implicit service period if it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the PSUs or performance stock options is reversed.

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

The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe any such uncertain tax positions currently pending will have a material adverse effect on its consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period. The Company’s policy is to recognize interest and penalties related to the liabilities for uncertain tax positions as a component of income tax expense. The amount of accrued interest related to tax positions taken on the Company’s tax returns and included in accrued and other current liabilities was $1.7 million and $1.5 million, as of December 31, 2015 and 2014, respectively. The amount of interest recognized as tax expense related to uncertain tax positions in the consolidated statements of income was $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, stock awards and the ESPP using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations for the years ended December 31 (in thousands, except per share amounts):

	2015	2014	2013

Numerator:
Net income	$29,463	$25,208	$10,964
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	49,797	51,277	53,587
Effect of dilutive securities	2,376	1,407	1,349
Weighted-average shares outstanding used to compute diluted net income per share	52,173	52,684	54,936
Basic net income per share	$0.59	$0.49	$0.20
Diluted net income per share	$0.56	$0.48	$0.20

For the years ended December 31, 2015, 2014, and 2013, approximately 1,151,537,  3,541,071, and 3,378,063 shares, respectively, related to outstanding stock options were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options calculated under the treasury stock method would have been anti-dilutive. In addition, for the years ended December 31, 2015, 2014, and 2013, outstanding stock options and awards for 312,500,  50,000, and 50,171 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been or were not probable to be met.

Segment Information

The Company operates in two segments (refer to Note 20).

Revision

In the consolidated statement of cash flows, the Company reduced the line item “Inventories” and increased the line item “Provision for expiring inventory” in the amount of $0.5 million within the reconciling adjustments to arrive at net cash provided by operating activities for the year ended December 31, 2014 to correct an error in the prior year presentation. This revision had no impact on cash provided by operating activities. The amount of the error was not material to the annual period of 2014.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company has evaluated the impact of adopting this guidance and has concluded it will likely have no effect on the financial statements as the Company’s adjustments already reflect the concept of net realizable value. Inventory provisions are generally full write-downs for the affected inventory.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes”. This ASU amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has not yet selected an adoption method. The impact of adopting this guidance is not expected to be material to the consolidated financial statements given the Company’s deferred tax amounts.

In February 2016, the FASB issued ASU 2016-02 “Leases”. Under the new guidance, lessees will be required to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

Note 2 — Available-for-Sale Investment

The Company realized $0.1 million in losses related to the maturity of its Italian state bonds for the year ended December 31, 2013 which were reclassified out of accumulated other comprehensive income and included in non-operating expenses.

Note 3 — Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements as of December 31, 2015 Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Money market funds	$19,678	$—	$—	$19,678
Total	$19,678	$—	$—	$19,678

	Fair Value Measurements as of December 31, 2014 Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Certificate of deposit	$—	$75	$—	$75
Money market funds	19,678	—	—	19,678
Total	$19,678	$75	$—	$19,753

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$3,871	$5,009
Work in progress	535	761
Finished goods	6,570	4,933
Total	$10,976	$10,703

As of December 31, 2015 and 2014, the Company had $3.3 million and $3.1 million, respectively, in inventory held at distributors related to non–ZADAXIN products.

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Construction in process	$18	$30
Office equipment	3,172	2,059
Leasehold improvements	1,281	791
Office furniture and fixtures	1,377	1,463
Software	897	763
Vehicle	67	70
Gross property and equipment	6,812	5,176
Less accumulated depreciation	(4,161)	(3,328)
Net property and equipment	$2,651	$1,848

Depreciation expense was $0.9 million for each of the years ended December 31, 2015, 2014, and 2013.

Note 6 — Loans Receivable

As part of the Company’s May 2013 license and supply agreement with Zensun (Shanghai) Science & Technology Co. Ltd (“Zensun”), the Company previously agreed to loan up to $12 million to Zensun. The entry into the license and supply agreement in the second quarter of 2013, pursuant to which the Company licensed the exclusive rights to promote, market, distribute, and sell NeucardinTM, a chronic heart failure product under development by Zensun (such rights licensed for the People’s Republic of China, Hong Kong and Macao) is more fully described in Note 16.

Pursuant to its agreement to loan funds, the Company loaned $12 million to Zensun. The extension of credit and funding to Zensun was accomplished through two of the Company's subsidiaries, SPIL China, and SciClone Pharmaceuticals (China) Ltd. (“SciClone China”).

With respect to lender SciClone China, Zensun can make RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$239,000 as of December 31, 2015) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SPIL China, Zensun could request US-dollar denominated borrowings up to $11.75 million. As of December 31, 2015, borrowings totaling $11.75 million had been requested by Zensun and paid by SPIL China with $4.5 million lent in the second half of 2014 and $7.25 million lent in the second quarter of 2015. These borrowings bear interest at a fixed rate of 7.5%

per annum payable annually in arrears at each interest payment date as defined in the overall loan agreement. These borrowings mature on September 26, 2017, with an option electable by Zensun to extend for two additional years provided certain conditions are met. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of evidence of the market value of the pledged security indicating such market value exceeded the outstanding loan principal, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payments of interest, concluded there were no indications of loan impairment at December 31, 2015 or 2014; accordingly, there is no allowance for losses.

The two loans are included in “other assets” on the Company’s consolidated balance sheet as of December 31, 2015 and 2014. Interest income on the loans amounted to $0.8 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively, and is included in interest and investment income in the consolidated statements of income. The Company estimates the fair value of the loans receivable approximates $12.7 million as of December 31, 2015, based upon prevailing market rates of interest as published by major Chinese banks.

Note 7 — Goodwill

The following table represents the changes in goodwill for the years ended December 31, 2015, 2014 and 2013  (in thousands):

Balance as of January 1, 2013	$34,313
Translation adjustments	1,044
Balance as of December 31, 2013	$35,357
Translation adjustments	(836)
Balance as of December 31, 2014	$34,521
Translation adjustments	(1,542)
Balance as of December 31, 2015	$32,979

Note 8 — Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,

	2015	2014
Accrued sales and marketing expenses	$8,511	$5,383
Accrued taxes, tax reserves and interest	4,323	5,208
Accrued compensation and benefits	4,341	4,176
Accrued SEC settlement loss (Notes 18 and 22)	12,826	2,000
Accrued professional fees	1,130	1,819
Accrued license fee	—	1,000
Accrued manufacturing costs	444	95
Other	576	855
Total	$32,151	$20,536

Note 9 — Escrow Settlement Agreement

On October 16, 2012, the Company made a claim against the former stockholders of NovaMed pursuant to the acquisition agreement relating to its acquisition of NovaMed. As a result of the Company’s claim, approximately $1.4 million in cash that was held in escrow and 622,363 shares of the Company’s common stock that were held in escrow were not released to the former NovaMed stockholders pending the outcome of the Company’s claim. The claim related to damages the Company incurred as a result of misrepresentations made by NovaMed regarding various matters, including the estimated product return reserves for Aggrastat product on the date of the acquisition, and related expenses and damages. On July 8, 2013, the Company and the representatives of the former stockholders of NovaMed entered into a “Confidential Escrow Settlement Agreement” pursuant to which the Company retained approximately $0.8 million in cash and 342,300 shares of its common stock, having a combined value of approximately $2.6 million on the settlement date that was recorded to other income during the year ended December 31, 2013. As of December 31, 2013, the Company had canceled and retired the shares.

Note 10 — Commitments

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of December 31, 2015, the Company did not have any material unmet purchase obligations.

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

The Company also leases other office facilities and equipment outside the US under non-cancelable operating lease agreements. Through May 2014, the Company also subleased certain office facilities to a third party. Rent expense for the years ended December 31, 2015, 2014, and 2013, was $2.1 million, $2.2 million, and $2.9 million, respectively, net of sublease income. Future minimum lease payments under non-cancelable facility and equipment operating lease agreements as of December 31, 2015, were as follows (in thousands):

Minimum Lease
Year ended:	Payments
2016	$2,421
2017	2,013
2018	766
2019	—
2020	—
$5,200

Note 11 — Restructuring Charges

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

Note 12 — Income Taxes

The Company recorded income tax provisions of $0.8 million, $1.2 million, and $2.2 million, for the years ended December 31, 2015, 2014, and 2013, respectively, related to its operations in China. Tax expense decreased for the years ended December 31, 2015 and 2014, compared to 2013, mainly related to a reduction in the Company’s liabilities (and associated accrued interest) for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations and as a result of lower taxable income related to its China operations. The Company’s statutory tax rate in China was 25% in 2015, 2014 and 2013. The Company has not recorded any significant US federal or state income taxes for the years ended December 31, 2015, 2014, and 2013.

During the fourth quarter of fiscal 2015, the Company repatriated a special dividend distribution of $12.8 million from its foreign subsidiary related to the SEC settlement expense (as further described in Note 18) from the current year earnings and profits of its foreign subsidiaries, which were not part of the cumulative pool of undistributed earnings of foreign subsidiaries as of December 31, 2014. The Company recorded US federal income taxes for this income as a component of the 2015 income tax provision; however, the net effect of the special dividend distribution on the 2015 income tax provision was zero as the incremental taxable income (as well as the nondeductible applicable SEC settlement expenses) were fully offset by deductible operating expenses. The Company determined that as of December 31, 2015, $176.2 million of accumulated undistributed earnings of foreign subsidiaries, exclusive of the dividend repatriation which was entirely satisfied out of current year earnings and profits, continues to be indefinitely reinvested outside of the US. Accordingly, taxes have not been provided on this amount of accumulated undistributed earnings. Upon any distribution of accumulated undistributed earnings, the Company may be subject to US federal and state income taxes, although determining the amount is not practicable as it is dependent on a variety of factors, including, but not limited to, the amounts of US tax loss carryforwards and tax credit carryforwards available at the time of the repatriation.

Based on the Company’s current liquid resources and future operating plan, it does not need to repatriate undistributed earnings held by foreign subsidiaries accumulated through December 31, 2015. However, to meet future operating needs, the Company does anticipate repatriating a portion of future annual foreign earnings in a forthcoming annual period. The Company plans to accrue for US income taxes on future foreign earnings that it anticipates repatriating from its foreign subsidiaries beginning in 2016. However, the Company has significant accumulated net operating loss and tax credit carryforwards available to offset any tax liability on a dividend distribution from its foreign subsidiaries.

The domestic and foreign components of income (loss) before provision for tax for the years ended December 31 are as follows (in thousands):

	2015	2014	2013
Domestic	$(17,017)	$(8,496)	$(17,168)
Foreign	47,287	34,873	30,374
Pre-tax income	$30,270	$26,377	$13,206

A reconciliation of tax at the statutory federal income tax rate of 34% to the actual tax provision for the years ended December 31 is as follows (in thousands):

	2015	2014	2013
Tax at federal statutory rate	$10,382	$8,968	$4,490
Foreign income taxed at different rates	(15,210)	(10,788)	(8,383)
Federal tax effect of dividend from foreign subsidiary	4,317	—	—
Effect of uncertain tax positions	(126)	127	297
Change in valuation allowance	1,092	2,672	5,254
Stock-based compensation	(86)	2	(87)
Non deductible expenses	189	189	670
Other	249	(1)	1
Provision for income tax	$807	$1,169	$2,242

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2015	2014	2013
Federal	$—	$—	$—
State	1	1	1
Foreign	793	1,489	2,032
Total current	794	1,490	2,033
Federal	—	—	—
State	—	—	—
Foreign	13	(321)	209
Total deferred	13	(321)	209
Provision for income tax	$807	$1,169	$2,242

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$38,679	$37,513
Research and development credit carryforwards	10,650	10,615
Intangibles	382	395
Other	2,692	2,527
Gross deferred tax assets	52,403	51,050
Valuation allowance	(52,104)	(50,724)
Total deferred tax assets	299	326
Deferred tax liabilities:
Other	—	—
Total deferred tax liabilities	—	—
Net deferred tax assets	$299	$326

Realization of deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been largely offset by a valuation allowance. The valuation allowance increased by approximately $1.4 million, $3.4 million, and $4.4 million, in the years ended December 31, 2015, 2014, and 2013, respectively. Approximately $3.8 million of the valuation allowance relates to benefits associated with stock option deductions that, when recognized, will be credited directly to stockholders' equity.

As of December 31, 2015, the Company had US federal net operating loss carryforwards of approximately $114.2 million that expire in the years 2020 through 2035, and US federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.2 million that expire in the years 2018 through 2035. As of December 31, 2015, the Company had approximately $52 million in net operating loss carryforwards related to its NovaMed Shanghai subsidiary that expire in the years 2016 through 2020. As of December 31, 2015, the Company had state net operating loss carryforwards of approximately $25.9 million that expire in the years 2016 through 2030, if not utilized, and state research and development tax credit carryforwards of approximately $2.2 million that do not expire.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

As of December 31, 2015, the unrecognized tax benefit was $5.5 million, of which $1.8 million, if recognized would affect the effective tax rate, and $3.7 million, if recognized, would be offset by a change in the valuation allowance. Accrued interest associated with the liability for unrecognized tax benefits was $1.7 million as of December 31, 2015. A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31 is as follows (in thousands):

	2015	2014	2013
Balance beginning of period	$5,876	$6,138	$6,053
Tax positions related to current year:
Additions for current year items	14	32	36
Additions for prior year items	—	—	88
Lapse of statute of limitations	(288)	(206)	(115)
Changes for foreign currency translation	(132)	(88)	76
Balance end of period	$5,470	$5,876	$6,138

Tax years 1995-2015 remain open to examination by the major US taxing jurisdictions to which the Company is subject. The Internal Revenue Service concluded its examinations of the Company’s 2011, 2009 and 2008 US federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years. The Company’s China operations are generally subject to examination under China tax law for a period of five years and those five years remain open for examination. The outcome of income tax examinations is uncertain, and the amounts ultimately paid, if any, on resolution of any issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company anticipates that its liability for unrecognized tax benefits will decrease over the next 12 months on account of expiries of statutes of limitations associated with certain tax jurisdictions, and that such decreases will favorably impact the effective tax rate.

Note 13 — Stockholders’ Equity

Stock Award Plans

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) became effective on June 11, 2015 and superseded the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2004 Outside Directors Stock Option Plan (the “2004 Director Plan”), when those plans terminated upon the adoption of the 2015 Plan. The 2015 Plan authorizes the Company to issue up to 6,550,000 shares increased by not more than 3,000,000 additional shares that were subject to options and other awards outstanding under the 2005 Plan and 2004 Director Plan, to the extent that such awards expire or are forfeited for any reason after the effective date of the 2015 Plan. The 2015 Plan permits the grant of incentive stock options, nonstatutory stock options, RSUs, PSUs and other forms of equity compensation. Under the 2015 Plan, options are exercisable upon conditions determined by the Board of Directors and expire ten years from the date of grant. Options have exercise prices equal to the grant date fair market value of a share of Company common stock and vest over time, generally four years, or on achievement of certain performance conditions. See Stock-Based Compensation.

The Company’s 2005 Plan had authorized up to 13,600,000 shares of common stock for issuance. The 2005 Plan permitted the grant of incentive stock options, nonstatutory stock options, RSUs, PSUs and other forms of equity compensation. Under the terms of the 2005 Plan, options are exercisable upon conditions determined by the Board of Directors and expire ten years from the date of grant. Options have exercise prices equal to the grant date fair market value of a share of Company common stock and vest over time, generally four years, or on achievement of certain performance conditions. See Stock-Based Compensation. As of December 31, 2015, no shares of common stock were available for future issuance of new awards under the 2005 Plan. Although the 2005 Plan has terminated, the outstanding stock options relating to it are fully valid and are governed by the terms of the 2005 Plan.

The Company’s 2004 Director Plan authorized up to 1,765,000 shares of common stock for issuance. The 2004 Director Plan automatically granted nonqualified stock options to nonemployee directors on their appointment or first election to the Company’s Board of Directors (“Initial Grant”) and annually on their reelection to the Board of Directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). Under the 2004 Director Plan, options have exercise prices equal to the grant date fair market value of a share of Company common stock and expire ten years from the date of grant. Initial Grants became exercisable in three equal annual installments beginning on the first anniversary of the date of grant, and Annual Grants became exercisable in twelve equal monthly installments from the date of grant, subject in each case to the Director’s continuous service on the Company’s Board of Directors. As of December 31, 2015, no shares of common stock were available for future issuance of new awards under the 2004 Director Plan. Although the 2004 Director Plan has terminated, the outstanding stock options relating to it are fully valid and are governed by the terms of the 2004 Director Plan.

Certain stock option awards are subject to accelerated vesting if there is a change in control.

The Company issues new shares on exercise of stock options, for release of RSUs and PSUs and for issuance of stock under its ESPP.

Stock-Based Compensation

The following table summarizes the stock-based compensation expenses included in the Company’s consolidated statements of income (in thousands):

	For the Year Ended December 31,

	2015	2014	2013
Sales and marketing	$869	$1,031	$1,113
Research and development	210	104	122
General and administrative	3,362	2,330	2,772
	$4,441	$3,465	$4,007

Compensation cost capitalized in inventory was approximately $0.1 million for each of the years ended December 31, 2015, 2014, and 2013. There has been no income tax benefit recognized in the income statement for share-based compensation arrangements as the arrangements relate to an entity with accumulated and ongoing tax net operating losses.

Valuation Assumptions

The fair value of awards granted under the Company’s stock option and ESPP plans is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended December 31:

	2015	2014	2013
Risk-free interest rate:
Time-based stock options	1.52%	1.61%	1.02%
Performance-based stock options	N/A	N/A	1.22
ESPP	0.07	0.04	0.06
Volatility factor of the market price of the Company's common stock:
Time-based stock options	52.08%	57.96%	64.12%
Performance-based stock options	N/A	N/A	63.20
ESPP	53.73	42.50	37.36
Weighted-average expected life (years):
Time-based stock options	5.30	5.00	5.10
Performance-based stock options	N/A	N/A	5.04
ESPP	0.25	0.25	0.25
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s history and expectations of no dividend payouts. Expected volatility is based on the historical volatility of the Company’s stock. The expected term of options granted is derived from historical data on employee exercises and terminations.

Stock Options

The following table summarizes stock option activity as of December 31, 2015, 2014 and 2013, and changes during the years then ended are presented below (in thousands, except per share and term amounts):

	Options Outstanding

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Balance as of January 1, 2013	5,998	$4.05	6.06	$5,575
Options forfeited	(966)	5.45
Options granted	1,637	4.76
Options exercised	(574)	2.82
Balance as of December 31, 2013	6,095	$4.14	5.66	$7,199
Options forfeited	(705)	5.10
Options granted	1,740	4.85
Options exercised	(1,233)	4.43
Balance as of December 31, 2014	5,897	$4.17	6.08	$27,066
Options forfeited	(262)	5.77
Options granted	1,414	8.83
Options exercised	(1,022)	4.48
Balance as of December 31, 2015	6,027	$5.14	6.07	$24,462
Vested and expected to vest after December 31, 2015	5,564	$4.97	5.84	$23,556
Exercisable as of December 31, 2015	3,600	$3.91	4.35	$19,030

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

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest on meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. If it is subsequently determined that the performance goal is not probable of achievement, the expense related to the performance-based option is reversed. For the years ended December 31, 2015, 2014, and 2013, the Company recognized approximately $20,000, $0.1 million, and $39,000, respectively, of expense related to performance-based options.

The weighted-average fair value of stock options granted for the years ended December 31, 2015, 2014, and 2013, was $4.18, $2.43, and $2.56, respectively. The intrinsic value of options at time of exercise was $4.7 million, $2.4 million, and $1.3 million, for the years ended December 31, 2015, 2014, and 2013, respectively. The estimated fair value of options vested for the years ended December 31, 2015, 2014, and 2013 was $3.9 million, $3.2 million, and $3.8 million, respectively. As of December 31, 2015, unamortized compensation expense related to unvested options was approximately $5.5 million, net of forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.45 years. Cash received from stock option exercises was $4.6 million, $5.5 million, and $1.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

RSUs and PSUs

The following table summarizes RSU and PSU activity as of December 31, 2015, 2014, and 2013 and changes during the years then ended are presented below (in thousands):

	RSUs and PSUs
	Outstanding

	Number	Aggregate
	of	Intrinsic
	Shares	Value
Balance as of January 1, 2013	260	$1,121
Awarded	170
Vested/Released	(39)
Forfeited	(23)
Balance as of December 31, 2013	368	$1,857
Awarded	7
Vested/Released	(212)
Forfeited	(4)
Balance as of December 31, 2014	159	$1,393
Awarded	688
Vested/Released	(105)
Forfeited	—
Balance as of December 31, 2015	742	$6,822
Vested and expected to vest after December 31, 2015	552	$5,077
Exercisable as of December 31, 2015 (Vested and deferred)	—	—

The RSUs generally vest 25% approximately one year after grant date with the remaining shares vesting either approximately annually or quarterly in equal installments over a three-year period, depending on the terms of the grant. The PSUs will vest and be released on meeting specified performance goals (including revenue and product expansion targets) within an established time frame. If the performance goals are not met within the established time frame, the PSUs will expire. The Company recognizes expense related to the PSUs over the implicit service period if it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the PSUs is reversed. For the years ended December 31, 2015, 2014 and 2013, the Company recorded approximately $0.1 million, $0 and $0, respectively, of expense related to the PSUs. The weighted average fair value at grant date of the RSUs and PSUs was $8.95, $4.52, and $4.98, for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was approximately $2.5 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs and PSUs, which is expected to be recognized over a weighted average remaining period of approximately 2.1 years.

ESPP

As of December 31, 2015, 1,300,000 shares of the Company’s common stock are reserved for issuance under the Company’s ESPP that expires July 25, 2016. Under the terms of the ESPP, eligible employees may choose to have up to 15% of their salary withheld to purchase the Company's common stock and may purchase up to 1,000 shares per offering period. Each offering under the ESPP is for a three-month period. The purchase price of the stock issued under the ESPP will be equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering or on the final day of the offering period. As of December 31, 2015, 432,795 shares of common stock were available for issuance under the ESPP.

Repurchase of Common Stock

The Company’s Board of Directors authorized an $80.5 million share repurchase program that expired December 31, 2015. The Company repurchased and retired 1,526,306,  3,822,434, and 2,404,034, shares at a cost of $12.8 million, $24.4 million, and $12.5 million, during the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, the Company had repurchased $78.1 million of the $80.5 million share repurchase program authorized by the Board for share repurchases.

Repurchased shares have been retired and constitute authorized but unissued shares. Upon repurchase, the Company eliminated the par value associated with the retired shares, and the excess price of the repurchase above par value was charged to retained earnings (accumulated deficit).

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

Note 14 — Accumulated Other Comprehensive Income (Loss)

Changes in the composition of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	Foreign
	Currency	Available-for-Sale
	Translation	Investments	Total

Balances as of January 1, 2013	$3,055	$(67)	$2,988
Other comprehensive income (loss) before reclassifications	1,121	(4)	1,117
Amounts reclassified out of accumulated other comprehensive income (loss) to other (expense) income, net	—	71	71
Net other comprehensive income	1,121	67	1,188
Balances as of December 31, 2013	4,176	—	4,176
Other comprehensive loss	(912)	—	(912)
Balances as of December 31, 2014	3,264	—	3,264
Other comprehensive loss	(1,194)	—	(1,194)
Balances as of December 31, 2015	$2,070	$—	$2,070

Note 15 — 401(k) Plan

The Company has a pre-tax savings plan covering most US employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions. Company contributions, which can be terminated at the Company's discretion, were approximately $0.2 million, $0.1 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 16 — Licensing Agreements

Theravance Biopharma, Inc. (“Theravance Biopharma”)

In May 2015, Theravance Biopharma granted the Company exclusive development and commercialization rights to VIBATIV®  (telavancin) in China, as well as the Hong Kong SAR, the Macau SAR, Taiwan and Vietnam, in exchange for upfront and regulatory milestone payments totaling $6 million. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. Theravance Biopharma will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China and the Company’s other licensed territories.

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

In addition, the Company agreed to provide a collateralized loan to Zensun of up to approximately $12.0 million. Refer to Note 6 “Loans Receivable” for further information on the loans to Zensun.

Taiwan Liposome Company (“TLC”)

In June 2013, the Company entered into an agreement with TLC granting the Company a license and the exclusive rights in China, Hong Kong and Macao to promote, market, distribute and sell ProFlow®  for the treatment of peripheral arterial disease (“PAD”) and other indications. Under the terms of the agreement, TLC will be responsible for the continued development, including potential clinical trials and regulatory activities, as well as the manufacture and supply of ProFlow, and the Company will be responsible for all aspects of commercialization including pre-and post-launch activities. In November 2014, TLC was notified by the CFDA that ProFlow did not receive clinical trial approval and TLC is in the process of appealing the decision.

The agreement provides for the principal terms of the arrangement between SciClone and TLC, and in March 2014, the companies entered into a collaboration and license agreement. Financial terms of the agreement include clinical and regulatory milestone payments and sales milestone payments up to an aggregate of $39.5 million.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded upfront and milestone payments totaling $7.5 million, $11.0 million and $5.0 million, respectively, in research and development expense related to its licensing arrangements.

Note 17 — Termination of Collaboration with Cardiome Pharma Corp. (“Cardiome”)

In August 2015, Cardiome, from whom the Company licensed marketing and commercialization rights to the heart medication Aggrastat®, and the Company mutually agreed to end their collaboration for Aggrastat and terminate the Company’s exclusive distributorship in China for the product, resulting in the Company’s obligation to return all rights to the product to Cardiome. The Company recorded Aggrastat revenues of $1.8 million, $1.1 million, and $0 million for the years ended December 31, 2015, 2014, and 2013, respectively, and the Company does not expect to generate any further Aggrastat revenues.

The terms of the agreement include up to $750,000 in transition payments to be received by the Company from Cardiome over approximately a one year period and require Cardiome to repurchase Aggrastat inventory held by the Company at its original purchase price. Transition payments in the amount of $450,000 were collected from Cardiome during the second half of fiscal 2015 and were recorded as a credit to general and administrative expenses. During the fourth quarter of 2015, the Company received $1.1 million from Cardiome for repurchased inventory. The Company recorded the $1.1 million for reimbursement for inventory returned as a reduction in cost of product sales since all of such inventory had previously been written down to zero.

For the year ended December 31, 2015, the Company recorded a liability of $0.6 million, and a corresponding offset to revenue and cost of goods sold, related to Aggrastat product due to expire in mid-2016 that it expects to repurchase from its customer in connection with the termination of its agreement with Cardiome. Under the terms of the agreement, Cardiome is not obliged to repurchase this inventory already sold to the Company’s distributors. The Company does not expect to resell this inventory.

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

As previously disclosed, since 2010 the SEC and the US Department of Justice (“DOJ”) had each been conducting formal investigations of the Company regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”), primarily related to certain historical sales and marketing activities with respect to the Company’s China operations. In response to these matters, the Company’s Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee its response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred.

The Company previously recorded a charge to operating expenses in the fourth quarter of 2013 in the amount of $2.0 million for the accrual of an estimated loss associated with the SEC and DOJ investigations based on the available information at the time. In the second quarter of 2015, the Company recorded an additional charge to operating expenses of $10.8 million based on an agreement in principle reached with the SEC which had not yet been finalized, bringing the accrued liability to $12.8 million.

On October 7, 2015, the Company deposited $12.8 million in an interest-bearing escrow account that it established related to the agreement in principle regarding a proposed settlement of FCPA-related matters with the staff of the SEC, creating a cash restriction at the time of deposit. On February 4, 2016, the Company announced that it has entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the settlement agreement, in February 2016 the Company paid to the SEC a total of $12.8 million which was released from its escrow account, including disgorgement, pre-judgment interest and a penalty as final settlement. This payment is in line with the charges the Company previously recorded and disclosed as summarized above.  As part of the agreement the Company neither admitted nor denied engagement in any wrongdoing and the Company agreed to give status reports to the SEC for the next three years on its continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any action.

NovaMed was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed does not believe that MEDA had a right of termination under the agreement. NovaMed filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 2, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed before any product rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed. On April 30, 2014, NovaMed informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC and no hearing has taken place yet. The amount of any final payment to NovaMed remains uncertain, and as such the Company has not recognized it as a gain contingency.

Note 19 — Credit Facility

In December 2013, the Company’s subsidiary, NovaMed Shanghai entered into a 10.0 million RMB revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million RMB loan facility (approximately $2.4 million USD) with Shanghai Pudong Development Bank Co. Ltd. (“the Credit Facility”) that was secured by its accounts receivable. The Credit Facility bore interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% in 2014 and 2013) on outstanding balances. The Credit Facility expired November 30, 2014, and all amounts borrowed were repaid by the expiration date. For the year ended December 31, 2014, the Company paid interest of approximately $48,000 related to the Credit Facility.

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

Summary information by operating segments is as follows (in thousands):

	For the Year Ended December 31,

	2015		2014		2013
Revenue:
China	$151,573		$130,311		$122,616
Rest of the World (including the US and Hong Kong)	5,684		4,479		4,442
Total net revenues	$157,257		$134,790		$127,058
Income (loss) from operations:
China	$52,892	(1)	$35,630	(3)	$30,557	(4)
Rest of the World (including the US and Hong Kong)	(22,981)	(2)	(9,646)		(20,128)	(5)
Total income from operations	$29,911		$25,984		$10,429
Non-operating income (expense):
China	$349		$412		$233
Rest of the World (including the US and Hong Kong)	10		(19)		2,544	(6)
Total non-operating income	$359		$393		$2,777
Income (loss) before provision for income tax:
China	$53,241		$36,042		$30,790
Rest of the World (including the US and Hong Kong)	(22,971)		(9,665)		(17,584)
Total income before provision for income tax	$30,270		$26,377		$13,206

(1)	Operating income for the China segment for the year ended December 31, 2015 includes upfront and milestone payments totaling $5.5 million related to the Company’s licensing arrangements.
(2)

Operating loss for the Rest of the World segment for the year ended December 31, 2015 includes a milestone payment totaling $2.0 million related to the Company’s licensing arrangements. Operating loss for the Rest of the World segment also includes $10.8 million of expense that the Company recorded for the year ended December 31, 2015 associated with the SEC settlement related to the Company’s investigations with the SEC and DOJ. Refer to Part II, Item 8, Note 18  “Contingencies”  and Note 22 “Subsequent Events”  for further information regarding the SEC and DOJ investigations.

(3)	Operating income for the China segment for the year ended December 31, 2014 includes upfront payments totaling $11.0 million related to the Company’s licensing arrangements.
(4)

Operating income for the China segment for the year ended December 31, 2013 includes upfront payments totaling $5.0 million related to the Company’s licensing arrangements and $1.2 million in restructuring charges related to the non-renewal of the Company’s promotional agreements with Sanofi.

(5)

Operating loss for the Rest of the World segment includes $2.0 million of expense that the Company recorded for the year ended December 31, 2013 to reflect the Company’s estimate of a probable loss incurred related to potential penalties, fines and/or other remedies related to the SEC and DOJ investigations.

(6)	Non-operating income (expense) for the Rest of the World segment for the year ended December 31, 2013 includes the escrow settlement of $2.6 million recorded to other income.

Long-lived assets by operating segment are as follows (in thousands):

	December 31,
Long-lived assets:	2015	2014
China	$46,315	$41,092
Rest of the World (including the US and Hong Kong)	1,783	542
Total long-lived assets	$48,098	$41,634

Note 21 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended

	(in thousands, except per share amounts)
	March 31,	June 30,		September 30,	December 31,
	2015	2015		2015	2015
Product sales, net	$33,168	$37,202		$41,986	$41,973
Promotion services revenue	400	744		894	890
Cost of product sales	4,597	5,681		6,853	5,217	(2)
Net income (loss)	8,962	(4,022)	(1)	11,979	12,544	(2)
Basic net income (loss) per share	$0.18	$(0.08)		$0.24	$0.25
Diluted net income (loss) per share	$0.17	$(0.08)		$0.23	$0.24

	Three Months Ended

	(in thousands, except per share amounts)
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Product sales, net	$26,064	$31,551	$33,621	$40,737
Promotion services revenue	501	962	666	688
Cost of product sales	4,561	5,011	6,005	7,425
Net income	4,134	9,640	7,915	3,519	(3)
Basic net income per share	$0.08	$0.19	$0.16	$0.07
Diluted net income per share	$0.08	$0.18	$0.15	$0.07

(1)

During the three months ended June 30, 2015, the Company recorded upfront payments totaling $5.5 million in research and development expense related to its licensing arrangements. In addition, during the three months ended June 30, 2015, the Company recorded an additional charge of $10.8 million of operating expense, in addition to the $2.0 million charge recorded in the fourth quarter of 2013, to reflect the Company’s total SEC settlement expense incurred related to penalties, fines and/or other remedies related to the SEC and DOJ investigations of $12.8 million. Refer also to Notes 18 and 22 for more information on the SEC and DOJ investigations.

(2)

During the three months ended December 31, 2015, the Company recorded a milestone payment totaling $2.0 million in research and development expense related to its licensing arrangements, and recorded a $1.1 million and $0.3 million reduction to cost of product sales and general and administrative expense, respectively, related to return of inventory and other items as part of its termination of collaboration with Cardiome. Refer also to Note17 for more information related to this termination.

(3)	During the three months ended December 31, 2014, the Company recorded upfront payments totaling $11.0 million in research and development expense related to its licensing arrangements.

Note 22 — Subsequent Events

SEC Settlement and DOJ Investigation Update: On February 4, 2016, the Company announced that it has entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the settlement agreement, in February 2016 the Company paid a total of $12.8 million, including disgorgement, pre-judgment interest and a penalty as final settlement that was released from its restricted escrow account funded in the fourth quarter of 2015. This payment is in line with the charges the Company previously recorded and disclosed as further described in Note 18. As part of the agreement, the Company neither admitted nor denied engagement in any wrongdoing and the Company agreed to give status reports to the SEC for the next three years on its continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any action.

Sinopharm Agreement:  Effective January 1, 2016, the Company’s new contractual arrangement with its China importer and distributor for ZADAXIN, Sinopharm, will result in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of the Company’s revenue invoiced to Sinopharm related to situations where the provincial tender price is greater relative to a referenced (baseline) tender price.  This is due to a mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the referenced (baseline) tender price) will be recorded as revenue after the sale is completed. The distributor will then be invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the referenced (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed to with the distributor. This new arrangement may impact quarterly revenue amounts and timing, especially for the first quarter of 2016.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer (“CEO”) and our Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, management carried out an evaluation under the supervision and with the participation of the CEO and the CFO of the effectiveness of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the results of our assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 as stated in their report, which is referenced in the index appearing under Item 8.

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, in each case, not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Code of Ethics

We have adopted a code of business conduct and ethics, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller) and employees, known as the Corporate Code of Conduct and Ethics (including “Whistleblowing in the case of Violations of the Company Policies”) (the “Code of Conduct”). The Code of Conduct is available on our website at www.sciclone.com under the section “Investor Relations – Corporate Governance”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above. Additionally, stockholders may request a free copy of the Code of Conduct by contacting the Investor Relations Department at our corporate offices by calling 800-724-2566 or by sending an e-mail message to investorrelations@sciclone.com.

Item 11.Executive Compensation

The information required by this Item 11 is incorporated by reference from the Proxy Statement under the captions “Executive Compensation and Other Matters” and “Corporate Governance.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our compensation plans in effect as of December 31, 2015 (in thousands, except per share amounts):

	Number of	Weighted-	Number of securities
	securities	average exercise	remaining available for
	to be issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities
	and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan	—	—	433
2004 Outside Directors Stock Option Plan	717	$3.92	—
2005 Equity Incentive Plan	5,838	$5.16	—
2015 Equity Incentive Plan	213	$8.88	6,527
Equity compensation plans not approved by security holders:	—	—	—
Total	6,768	$5.14	6,960

The information required by Item 403 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “Executive Compensation and Other Matters – Security Ownership of Certain Beneficial Owners and Management.”

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the Proxy Statement under the captions “Executive Compensation and Other Matters  – Transactions with Related Persons” and “Corporate Governance – Director Independence.”

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

PART IV

Item 15.Exhibits, Financial Statement Schedules

Item 15 (a).The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8, Part II on pages 57-87 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2015.

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015.

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2015.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules.  The following schedule required to be filed by Item 8 of this form and Item 15(d) is contained on page 96 of this Report:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2015.

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

10.1(16)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on June 25, 2012.
10.2(5)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.
10.3(2)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.
10.4(3)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.
10.5(4)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.
10.6(9)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.
10.7(10)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.
10.8(11)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.
10.9(14)**	Description of Executive Incentive Plan.
10.10(12)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.
10.11(12)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.
10.12(14)*

Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.13(15)**	Employment Agreement effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.14(15)**	Sign On Bonus Letter effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.15(17)**	Employment Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.16(17)*	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.
10.17(17)*	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.
10.18(18)**	Employment Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.
10.19(19)	Second Amendment, dated December 20, 2013, between SciClone Pharmaceuticals, Inc. and CA-Metro Center Limited Partnership.
10.20(20) **	Employment Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals Hong Kong Ltd.
10.21(21)**	Description of Executive Long-Term Incentive Program.
10.22(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for US Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for US Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.23(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for US Participant) and Restricted Stock Units Agreement (Time-Based RSUs for US Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.24(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for US Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for US Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.25(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for US Participant) and Restricted Stock Units Agreement (Time-Based RSUs for US Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.26(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for PRC Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.27(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for PRC Participant) and Restricted Stock Units Agreement (Time-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.28(23)**	SciClone Pharmaceuticals, Inc. 2015 Equity Incentive Plan.
10.29(24)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Friedhelm Blobel and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.30(24)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.31(24)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Robert King and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.32(24)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Raymond Low and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.33(25)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Lan Xie and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.34(25)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Hong Zhao and SciClone Pharmaceuticals, Inc., effective July 31, 2015.

10.35(25)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.36(25)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (US Participant).
10.37(25)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.38(25)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (US Participant).
10.39(25)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.40(26)*

Letter Agreement supplementing the 2016 Import Agreement by and between SciClone Pharmaceuticals International China Holding Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective November 12, 2015.

10.41(26)*

Letter Agreement modifying the Re-Exportation Agreement by and among SciClone Pharmaceuticals International China Holding Limited, Sinopharm Holding Hong Kong International Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective November 13, 2015.

10.42(26)*

2016 Import and Distribution Agreement between SciClone Pharmaceuticals International China Holding Limited and Sinopharm Holding Lingyun Biopharmaceuticals (Shanghai) Co. Limited effective January 1, 2016.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.
21.1(26)	Subsidiaries of Registrant.
23.1(26)	Consent of Independent Registered Public Accounting Firm.
24.1(26)	Power of Attorney. See page 95.
31.1(26)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(26)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(27)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(27)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(26)

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014 (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 2015, 2014 and 2013 and (vi) Notes to the Consolidated Financial Statements.

*

Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on October 31, 2003.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 8, 2007.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2014.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 1, 2008.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 9, 2010.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.
(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on August 9, 2013.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2012.
(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013.
(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2014.
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on May 12, 2014.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2015.
(22)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed on May 11, 2015.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2015.
(24)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 10, 2015.
(25)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 9, 2015.
(26)	Filed herewith.
(27)	Furnished herewith.

Item 15 (c). See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: March 11, 2016	/s/ Wilson W. Cheung

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

Signature	Title	Date
/S/ FRIEDHELM BLOBEL, PH.D. (Friedhelm Blobel, Ph.D.)	President and Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2016

/S/ WILSON W. CHEUNG (Wilson W. Cheung)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016

/S/ JON S. SAXE (Jon S. Saxe)	Chairman of the Board of Directors	March 11, 2016

/S/ NANCY T. CHANG, PH.D. (Nancy T. Chang, Ph.D.)	Director	March 11, 2016

/S/ RICHARD J. HAWKINS (Richard J. Hawkins)	Director	March 11, 2016

/S/ GREGG A LAPOINTE (Gregg A. Lapointe)	Director	March 11, 2016

/S/ SIMON LI (Simon Li)	Director	March 11, 2016

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCICLONE PHARMACEUTICALS, INC.

Receivables and Product Returns Reserves (in thousands):

	Balance at	Charges for		Deductions for	Deductions for	Balance at
	Beginning of	Amounts		Amounts	Amounts	End of
	Period	Reserved		Recovered	Written Off	Period
Receivables Reserve:
Year Ended December 31, 2015	$(998)	$(541)		$400	$545	$(594)
Year Ended December 31, 2014	$(3,587)	$—		$1,500	$1,089	$(998)
Year Ended December 31, 2013	$(1,046)	$(2,541)	(1)	$—	$—	$(3,587)

	Balance at	Charges for		Deductions for	Deductions for	Balance at
	Beginning of	Amounts		Amounts	Amounts	End of
	Period	Reserved		Recovered	Paid	Period
Reserve for Product Returns:
Year Ended December 31, 2015	$(66)	$(134)		$—	$66	$(134)
Year Ended December 31, 2014	$—	$(66)		$—	$—	$(66)
Year Ended December 31, 2013	$(123)	$—		$123	$—	$—

(1)	For the year ended December 31, 2013, the charges for amounts reserved included $2.5 million of general and administrative expense related to bad debt that was uncertain of collection.

INDEX TO EXHIBITS

Exhibit
Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.
3(i).2(13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
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

10.1(16)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on June 25, 2012.
10.2(5)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.
10.3(2)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.
10.4(3)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.
10.5(4)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.
10.6(9)*	Manufacturing Supply Agreement Between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., executed as of May 23, 2008.
10.7(10)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.
10.8(11)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.
10.9(14)**	Description of Executive Incentive Plan.
10.10(12)*	Amendment No. 1 to Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd., effective December 31, 2010.
10.11(12)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.
10.12(14)*

Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.13(15)**	Employment Agreement effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.14(15)**	Sign On Bonus Letter effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.15(17)**	Employment Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.16(17)*	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.
10.17(17)*	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.
10.18(18)**	Employment Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.

10.19(19)	Second Amendment, dated December 20, 2013, between SciClone Pharmaceuticals, Inc. and CA-Metro Center Limited Partnership.
10.20(20) **	Employment Agreement effective February 9, 2014 by and between Chun Cai Meng and SciClone Pharmaceuticals Hong Kong Ltd.
10.21(21)**	Description of Executive Long-Term Incentive Program.
10.22(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for US Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for US Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.23(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for US Participant) and Restricted Stock Units Agreement (Time-Based RSUs for US Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.24(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for US Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for US Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.25(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for US Participant) and Restricted Stock Units Agreement (Time-Based RSUs for US Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.26(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for PRC Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.27(22)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for PRC Participant) and Restricted Stock Units Agreement (Time-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.28(23)**	SciClone Pharmaceuticals, Inc. 2015 Equity Incentive Plan.
10.29(24)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Friedhelm Blobel and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.30(24)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.31(24)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Robert King and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.32(24)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Raymond Low and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.33(25)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Lan Xie and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.34(25)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Hong Zhao and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.35(25)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Chun Cai Meng and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.36(25)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (US Participant).
10.37(25)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.38(25)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (US Participant).
10.39(25)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.40(26)*

Letter Agreement supplementing the 2016 Import Agreement by and between SciClone Pharmaceuticals International China Holding Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective November 12, 2015.

10.41(26)*

Letter Agreement modifying the Re-Exportation Agreement by and among SciClone Pharmaceuticals International China Holding Limited, Sinopharm Holding Hong Kong International Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective November 13, 2015.

10.42(26)*

2016 Import and Distribution Agreement between SciClone Pharmaceuticals International China Holding Limited and Sinopharm Holding Lingyun Biopharmaceuticals (Shanghai) Co. Limited effective January 1, 2016.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.
21.1(26)	Subsidiaries of Registrant.
23.1(26)	Consent of Independent Registered Public Accounting Firm.
24.1(26)	Power of Attorney. See page 95.
31.1(26)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(26)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(27)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(27)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(26)

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014 (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 2015, 2014 and 2013 and (vi) Notes to the Consolidated Financial Statements.

*

Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on October 31, 2003.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 8, 2007.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2006.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2006.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2014.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 1, 2008.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 9, 2010.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on August 9, 2013.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2012.
(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013.
(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2014.
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on May 12, 2014.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2015.
(22)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed on May 11, 2015.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2015.
(24)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 10, 2015.
(25)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 9, 2015.
(26)	Filed herewith.
(27)	Furnished herewith.