Form 10-Q
period 2016-03-31
SCICLONE PHARMACEUTICALS INC
filed 2016-05-10
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☐     No     ☒

As of May 5,  2016,  49,909,084 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$114,689	$101,403
Restricted cash in escrow for SEC settlement (Note 9)	—	12,826
Accounts receivable, net of allowances of $94 and $594 as of March 31, 2016 and December 31, 2015, respectively	32,434	39,363
Inventories	12,158	10,976
Prepaid expenses and other current assets	2,715	3,654
Deferred tax assets	231	299
Total current assets	162,227	168,521
Property and equipment, net	2,389	2,651
Goodwill	33,215	32,979
Other assets	12,519	12,468
Total assets	$210,350	$216,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,267	$4,495
Accrued and other current liabilities	17,380	32,151
Deferred revenue	119	174
Total current liabilities	20,766	36,820
Other long-term liabilities	83	87
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 49,646,617 and 49,533,835 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	50	50
Additional paid-in capital	297,814	296,086
Accumulated other comprehensive income	2,267	2,070
Accumulated deficit	(110,630)	(118,494)
Total stockholders’ equity	189,501	179,712
Total liabilities and stockholders’ equity	$210,350	$216,619

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Product sales, net	$35,320	$33,168
Promotion services	1,179	400
Total net revenues	36,499	33,568
Operating expenses:
Cost of product sales	5,813	4,597
Sales and marketing	12,352	11,356
Research and development	1,467	1,088
General and administrative	7,443	7,044
Total operating expenses	27,075	24,085
Income from operations	9,424	9,483
Non-operating income (expense):
Interest and investment income	259	112
Other income (expense), net	128	(63)
Income before provision for income tax	9,811	9,532
Provision for income tax	1,947	570
Net income	$7,864	$8,962

Basic net income per share	$0.16	$0.18
Diluted net income per share	$0.15	$0.17

Weighted average shares used in computing:
Basic net income per share	49,589	49,964
Diluted net income per share	51,955	52,278

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$7,864	$8,962
Other comprehensive income, net of income tax
Foreign currency translation	197	56
Total other comprehensive income	197	56
Total comprehensive income	$8,061	$9,018

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income	$7,864	$8,962
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	1,293	806
Provision for doubtful accounts	—	541
Depreciation and amortization	249	231
Loss on disposal of fixed assets	—	1
Deferred income taxes	69	73
Changes in operating assets and liabilities:
Accounts receivable, net	6,944	7,296
Inventories	534	1,794
Prepaid expenses and other assets	1,029	417
Accounts payable	(2,916)	(3,081)
Accrued and other current liabilities	(2,050)	(4,233)
Deferred revenue	(54)	(486)
Other long-term liabilities	(4)	(26)
Net cash provided by operating activities	12,958	12,295
Investing activities:
Purchases of property and equipment	(20)	(808)
Net cash used in investing activities	(20)	(808)
Financing activities:
Repurchase of common stock including commissions	—	(2,737)
Proceeds from issuances of common stock, net	386	1,007
Net cash provided by (used in) financing activities	386	(1,730)
Effect of exchange rate changes on cash and cash equivalents	(38)	51
Net increase in cash and cash equivalents	13,286	9,808
Cash and cash equivalents, beginning of period	101,403	86,228
Cash and cash equivalents, end of period	$114,689	$96,036

Supplemental disclosure of non-cash operating activities:
Release of restricted cash in escrow for SEC settlement	$12,826	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The Company prepared the unaudited condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited condensed consolidated balance sheet data as of December 31, 2015 is derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Sinopharm contributed 92% and 91% of the Company’s total net revenue for the three-month periods ended March 31, 2016 and 2015, respectively, which revenues related to the Company’s China segment. There were no other customers that exceeded 10% of the Company’s total net revenue in the periods presented.

Product sales of $33.6 million or 92% and $31.3 million or 93%, for the three months ended March 31, 2016 and 2015, respectively, related to consolidated sales of ZADAXIN. As of March 31, 2016, approximately $29.7 million, or 91%, of the Company's accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

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

As of December 31, 2015, the Company had a receivable reserve of $0.5 million from one customer that was more than one year past due. During 2014, the Company’s subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with this customer providing for settlement of the $0.5 million remaining receivable balance to be paid by December 31, 2015. In March 2016, SPIL China collected the remaining $0.5 million from this customer and this gain on recovery was recorded as a reduction to general and administrative expense during the first quarter of 2016. The Company recognized $0.5 million of bad debt expense in general and administrative expense during the first quarter of 2015 related to past due receivables from another customer, due to uncertainty regarding the collectability of the customer’s outstanding receivable balance. The Company wrote-off the $0.5 million of past due accounts receivable from this customer during the fourth quarter of 2015 as uncollectible. As of March 31, 2016, the Company had a receivable reserve of $0.1 million.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company recognizes product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to Sinopharm and its affiliates are recognized upon arrival of a shipment to its destination, which marks the point when title and risk of loss to product are transferred. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. The Company recognizes revenue related to these products based on the “sell-in” method, when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Effective January 1, 2016, the Company’s new contractual arrangement with its China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing under the old contractual arrangement through December 31, 2015) of a portion of the Company’s revenue invoiced to Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. The tender price is the ultimate retail end price approved by provincial authorities. There is a price mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). To date, there are no situations where a provincial tender price is less than the reference (baseline) tender price. The distributor is invoiced for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed and invoiced to the distributor. As the first quarter of 2016 is the first under the new arrangement, it is expected that the price compensation due to the Company under the price adjustment mechanism for provinces with tender prices above the reference (baseline) tender price will be recognized in the second quarter on a delayed basis, and that similar delays of the price compensation receivable will occur in later quarters.

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

As of March 31, 2016 and December 31, 2015, the Company’s revenue reserves were $0.1 million.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items, including pharmaceutical products approaching their expiration dates. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value. For the three-month periods ended March 31, 2016 and 2015, the Company did not record any write-downs related to inventory.

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

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of March 31, 2016 and December 31, 2015, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive impact from outstanding stock options, stock awards and the employee stock purchase plan using the treasury stock method.

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income	$7,864	$8,962
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	49,589	49,964
Effect of dilutive securities	2,366	2,314
Weighted-average shares outstanding used to compute diluted net income per share	51,955	52,278
Basic net income per share	$0.16	$0.18
Diluted net income per share	$0.15	$0.17

For the three months ended March 31, 2016 and 2015, outstanding stock options and awards for 1,699,670 and 478,098 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise or issuance of these options and awards calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended March 31, 2016 and 2015, outstanding stock options and awards for 312,500 and 50,000 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

Error Corrections

The Company revised its condensed consolidated statement of income for the three months ended March 31, 2015 by reducing general and administrative expense and increasing sales and marketing expense by $0.3 million for costs incurred related to marketing events.

The Company provided $1.2 million of additional income tax expense, and recorded a corresponding accrual in accrued and other current liabilities, during the three months ended March 31, 2016 to correct an error. The error corrected reflected the recognition of a previously unrecognized liability for an uncertain tax position related to the potential nondeductibility, under PRC tax regulations, of certain marketing costs related to the Company’s China operations. The adjustment related to tax years 2013 to 2015 and reflected the estimated tax exposure for each year as well as accrued interest thereon; such tax and interest amounts were $0.3 million, $0.5 million, and $0.4 million for the full years 2013, 2014, and 2015, respectively. The Company’s management evaluated the effects of the error on each prior annual and interim period, as well as the total error accumulated at the end of each respective prior period, and concluded under both approaches that the effects of the error were not material to previously issued annual or interim financial statements. The Company’s management also evaluated the total amount of the error correction in relation to projected results for full year 2016 and concluded the impact is not expected to be material to the projected annual results. Accordingly, the total adjustment was recorded out-of-period in the first quarter of 2016. Management also concluded that the relevant amounts were not material to current liabilities or stockholders’ equity in any prior period or the current period.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. Under the new guidance, lessees will be required to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for the Company from calendar 2019 and from the first interim period of calendar 2019, with earlier application permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company from calendar 2017 and from the first interim period of calendar 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis (in thousands):

Fair Value Measurements as of March 31, 2016 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2016
Money market funds	$19,680	$—	$—	$19,680
Total	$19,680	$—	$—	$19,680

Fair Value Measurements as of December 31, 2015 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Money market funds	$19,678	$—	$—	$19,678
Total	$19,678	$—	$—	$19,678

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$4,085	$3,871
Work in progress	351	535
Finished goods	7,722	6,570
	$12,158	$10,976

Included in the Company’s inventory as of March 31, 2016 and December 31, 2015 was  $3.3 million in inventory held at distributors related to  non-ZADAXIN products.

Note 4 — Loans Receivable

As part of the Company’s May 2013 license and supply agreement with Zensun (Shanghai) Science & Technology Co. Ltd (“Zensun”), the Company previously agreed to loan up to $12 million to Zensun. The entry into the license and supply agreement in the second quarter of 2013, pursuant to which the Company licensed the exclusive rights to promote, market, distribute, and sell NeucardinTM, a chronic heart failure product under development by Zensun (such rights licensed for the People’s Republic of China, Hong Kong and Macao) is more fully described in the Company’s quarterly report on Form 10-Q for the second quarter of 2013.

Pursuant to its agreement to loan funds, the Company loaned $12 million to Zensun. The extension of credit and funding to Zensun was accomplished through two of the Company's subsidiaries, SPIL China and SciClone Pharmaceuticals (China) Ltd. (“SciClone China”).

With respect to lender SciClone China, Zensun can make RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$240,000 as of March 31, 2016) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SPIL China, Zensun could request US-dollar denominated borrowings up to $11.75 million. As of March 31, 2016, borrowings totaling $11.75 million had been requested by Zensun and paid by SPIL China with $4.5 million lent in the second half of 2014 and $7.25 million lent in the second quarter of 2015. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the overall loan agreement. These borrowings mature on September 26, 2017, with an option electable by the borrower to extend for two additional years provided certain conditions are met. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of evidence of the market value of the pledged security indicating such market value exceeded the outstanding loan principal, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payments of interest, concluded there were no indications of loan impairment at March 31, 2016 or December 31, 2015; accordingly, there is no allowance for losses.

The two loans are included in “other assets” on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015. Interest income on the loans amounted to $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, and is included in interest and investment income in the unaudited condensed consolidated statements of income.

Note 5 — Goodwill

The following table represents the changes in goodwill for the three months ended March 31, 2016  (in thousands):

Balance as of December 31, 2015	$32,979
Translation adjustments	236
Balance as of March 31, 2016	$33,215

Note 6 — Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued SEC settlement loss (Note 9)	$—	$12,826
Accrued sales and marketing expenses	5,175	8,511
Accrued taxes, tax reserves and interest	6,839	4,323
Accrued compensation and benefits	1,922	4,341
Accrued professional fees	1,922	1,130
Accrued manufacturing costs	1,118	444
Other	404	576
	$17,380	$32,151

Note 7 — Accumulated Other Comprehensive Income

Changes in the composition of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

Balances as of January 1, 2016	$2,070
Other comprehensive income related to foreign currency translation	197
Balances as of March 31, 2016	$2,267

Balances as of January 1, 2015	$3,264
Other comprehensive income related to foreign currency translation	56
Balances as of March 31, 2015	$3,320

Note 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Sales and marketing	$209	$241
Research and development	52	32
General and administrative	1,032	533
	$1,293	$806

Stock Options

During the three months ended March 31, 2016, the Company granted options to purchase a total of 1,204,000 shares of common stock and options to purchase 107,220 shares of common stock were exercised. As of March 31, 2016, there was approximately $8.0 million of unrecognized compensation expense, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.91 years.

Restricted Stock Units (RSUs)

During the three months ended March 31, 2016,  102,000 RSUs were granted at a grant date fair value per share of $9.12 and zero RSUs vested. As of March 31, 2016, there was approximately $2.8 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted-average remaining period of approximately 2.11 years.

Repurchase of Common Stock

The Company repurchased and retired 312,466 shares at a cost of $2.8 million during the three-month period ended March 31, 2015 under its share repurchase program that expired December 31, 2015.

Note 9  — Commitments and Contingencies

Legal Matters

The Company is a party to various legal proceedings and was subject to government investigations, as noted in this section below. All legal proceedings and any government investigations are subject to inherent uncertainties, unfavorable rulings or other adverse events which could occur. Unfavorable outcomes could include substantial monetary damages or awards, injunctions or other remedies, and if any of these were to occur, the possibility exists for a material adverse impact on the Company’s business, results of operations, financial position, and overall trends. The Company might also conclude that settling one or more such matters is in the best interests of its stockholders and its business, and any such settlement could include substantial payments.

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

The Company previously recorded a charge to operating expenses in the fourth quarter of 2013 in the amount of $2.0 million for the accrual of an estimated loss associated with the SEC and DOJ investigations based on the available information at the time. In the second quarter of 2015, the Company recorded an additional charge to operating expenses of $10.8 million based on an agreement in principle reached with the SEC which had not yet been finalized at that time, bringing the accrued liability to $12.8 million.

On October 7, 2015, the Company deposited $12.8 million in an interest-bearing escrow account that it established related to the agreement in principle regarding a proposed settlement of FCPA-related matters with the staff of the SEC, creating a cash restriction at the time of deposit. On February 4, 2016, the Company announced that it entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the settlement agreement, in February 2016 the Company paid to the SEC a total of $12.8 million which was released from its escrow account, including disgorgement, pre-judgment interest and a penalty as final settlement. This payment was in line with the charges the Company previously recorded and disclosed as summarized above. As part of the agreement the Company neither admitted nor denied engagement in any wrongdoing and the Company agreed to give status reports to the SEC for the next three years on its continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any action.

NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed Shanghai, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed Shanghai does not believe that MEDA had a right of termination under the agreement. NovaMed Shanghai filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 2, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed Shanghai before any product rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed Shanghai to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed Shanghai. On April 30, 2014, NovaMed Shanghai informed MEDA that its determination of reasonable compensation for its services was  $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed Shanghai filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC and no hearing has taken place yet. The amount of any final payment to NovaMed Shanghai remains uncertain, and as such the Company has not recognized it as a gain contingency.

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of March 31, 2016, the Company did not have any material unmet purchase obligations.

Note 10 — Income Taxes

The provision for income taxes primarily relates to taxable income of the Company’s China operations. The provision for income tax was approximately $1.9 million and $0.6 million for the three-month periods ended March 31, 2016 and 2015, respectively. For the three-month period ended March 31, 2016, the Company’s tax provision included $1.2 million of additional tax expense representing the correction of an error related to a previously unrecognized liability for an uncertain tax position in China (refer also to Note 1, “Error Corrections”). The remaining increase of $0.1 million in the provision for income tax for the three-month period ended March 31, 2016, compared to the same period of the prior year, related to forecasted growth in our China business for 2016 which impacts the estimated annual effective tax rate for 2016. The Company’s statutory tax rate in China was 25% in 2016 and 2015.

While the Company has concluded that its offshore undistributed accumulated earnings as of December 31, 2015 were indefinitely reinvested, and has therefore provided no taxes thereon, the Company concluded that a portion of its earnings expected to be generated by foreign subsidiaries in 2016 will be repatriated to the parent company in order to address the parent company’s liquidity needs. This anticipated repatriation, however, is not expected to result in any additional US federal or state tax liability for 2016 as ongoing tax-deductible corporate expenses expected to be incurred by the parent company more than offset the amount of the expected dividend distribution for the repatriation of a portion of projected earnings for the year. These expectations and related amounts have been reflected in the Company’s estimated annual effective tax rate for 2016.

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income (loss) for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Summary information by operating segment for the three-month periods ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue:
China	$34,871	$32,427
Rest of the World (including the US and Hong Kong)	1,628	1,141
Total net revenues	$36,499	$33,568
Income (loss) from operations:
China	$13,318	$12,344
Rest of the World (including the US and Hong Kong)	(3,894)	(2,861)
Total income from operations	$9,424	$9,483
Non-operating income, net:
China	$377	$47
Rest of the World (including the US and Hong Kong)	10	2
Total non-operating income, net	$387	$49
Income (loss) before provision for income tax:
China	$13,695	$12,391
Rest of the World (including the US and Hong Kong)	(3,884)	(2,859)
Total income before provision for income tax	$9,811	$9,532

Long-lived assets as of March 31, 2016 and December 31, 2015 by operating segment are as follows (in thousands):

	March 31,	December 31,
	2016	2015

China	$46,477	$46,315
Rest of the World (including the US and Hong Kong)	1,646	1,783
	$48,123	$48,098

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as "may," "will," "would," "could," "should," "might," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues," "forecast," "designed," "goal," “approximately” or the negative of those words or similar expressions are intended to identify forward-looking statements, including those statements we make regarding our future financial results. These statements are subject to risks and uncertainties that are difficult to predict and actual outcomes may differ materially.

These include risks and uncertainties relating to:

•	our substantial dependence on sales of ZADAXIN® in China;
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

•	prospects for ZADAXIN and our plans for its enhancement and commercialization as well as our expectations regarding other products;
•	future size of the hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets, particularly in China;
•	anticipated product sales of current or anticipated products;
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

•

the effects of the resolution of the SEC and DOJ investigations and our ability to continue to comply with applicable laws and regulations, and carry out the continued reporting responsibilities agreed to with the SEC;

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

•	research and development and other expense levels;
•	the ability of our suppliers to continue financially viable production of our products;
•	the allocation of financial resources to certain trials and programs, and the outcome and expenses related to litigation; and

•	other factors discussed in this Report under Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors”.

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

Overview

SciClone Pharmaceuticals, Inc. (NASDAQ: SCLN) is a United States (“US”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. We are focused on continuing to grow our revenue and profitability. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China” or “PRC”) where we have built a solid reputation and established a strong brand through many years of experience marketing our lead product, ZADAXIN®  (thymalfasin). In addition, we have an established business model with large pharmaceutical partners to promote and sell products and we are focused on establishing profitability in all of these collaborations. We believe our sales and marketing strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. According to Globe Newswire, the Chinese pharmaceutical market currently ranks second among the global pharmaceutical markets, and had an estimated worth of $105 billion in 2014. It is forecasted to increase significantly to $200 billion by 2020. We seek to expand our presence in China and increase revenues by growing sales and profits of our current product portfolio, launching new products from our development pipeline, adding new, profitable product services agreements and leveraging our strong cash position to in-license additional products.

We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) the Rest of the World, which includes our US and Hong Kong operations.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; DC Bead®, a product for the embolization of malignant hypervascularized tumors, for which we initiated sales and recorded product revenue beginning in the third quarter of 2015, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). Through June 30, 2015, our product sales revenues also included Aggrastat®, an intervention cardiology product launched in China in 2009, in-licensed from Cardiome Pharma Corp (“Cardiome”). In August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, thereby terminating our exclusive distribution rights in China, and returning all rights to the product to Cardiome. We recorded Aggrastat revenues of $1.5 million for the three months ended March 31, 2015, and we do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. In addition, we anticipate that new marketed products, when and if introduced, can increase the future revenues and profitability of our pharmaceutical business in China over the coming years. Our “promotion services revenues” result from fees we receive for exclusively promoting products in China for Baxter International, Inc. (“Baxter”). We recognize promotion services revenues as a percentage of our collaborator’s product sales revenue for these exclusively promoted products. Over time, as additional proprietary or in-licensed products come to the market, we aim to shift our product mix towards those products providing higher margins for us.

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

In December 2015, we announced plans to pursue development and registration of SGX942 in the greater China market (including Hong Kong and Macao), for the treatment of oral mucositis. SGX942 is being developed by Soligenix, Inc. which recently reported positive preliminary results from its Phase 2 clinical trial for the treatment of oral mucositis in head and neck cancer. The Phase 2 preliminary results reported by Soligenix, Inc. showed a significant reduction in the duration of severe oral mucositis in patients receiving chemoradiation therapy for treatment of their head and neck cancer.

In May 2015, Theravance Biopharma, Inc. (“Theravance Biopharma”) granted SciClone exclusive development and commercialization rights to VIBATIV®  (telavancin) in China, as well as the Hong Kong SAR, the Macao SAR, Taiwan and Vietnam, in exchange for upfront and regulatory milestone payments totaling $6 million. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. SciClone will initially develop VIBATIV for hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia, and additional indications may include complicated skin and skin structure infections and potentially bacteremia. Theravance Biopharma will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China and our other licensed territories.

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

In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the CFDA in 2012. In December 2013, the CFDA informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. As part of our agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of March 31, 2016 (refer to Note 4 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1 for further information regarding the Zensun loans).

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs effective as of June 1, 2015. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. We were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction to our distributor in our sales channel; accordingly, the impact of the price reduction for the year ended December 31, 2015 was $2.8 million. The impact of the 2015 tender price reduction in Zhejiang province does not require providing for estimated price compensation payable under our new contractual arrangement with Sinopharm, which took effect January 1, 2016, as the lower tender price is reflected in a lower base invoice price to our customer under the new contractual arrangement. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future. The impact of such decisions on our future results is unpredictable, but we expect that pricing pressures on revenue in 2016 will be offset at least in significant part through sharing of the burden with our China distributor and potentially through volume increases. However, in the future, prices could be reduced to levels significantly below those that would prevail in an unregulated market, which may limit the growth of our revenues or cause them to decline.

In addition, our new contractual arrangement with Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Ltd (Sinopharm), our China distributor for ZADAXIN, which commenced January 1, 2016 is resulting in the later recognition (relative to practices prevailing through December 31, 2015 under the expired prior contractual arrangement) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price (ultimate retail end price approved by provincial authorities) is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the referenced (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). Currently, there are no provinces with lower-than-reference tender prices leading to price compensation payable.  The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed and invoiced to the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing. For example, we do not expect that the price compensation receivable due to us from the distributor for higher tender price provinces will be recognized until the second quarter of 2016 for amounts sold in the first quarter, and we expect to experience similar delays in recognition going forward.

As previously disclosed, since 2010 the US Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) had each been conducting formal investigations of us regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”). On February 4, 2016, we announced that we entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the settlement agreement, in February 2016 we paid a total of $12.8 million, including disgorgement, pre-judgment interest and a penalty as final settlement which was released from our restricted escrow account which we funded in the fourth quarter of 2015. This payment is in line with the charges we previously recorded and disclosed in our Form 10-Q filed with the SEC on August 10, 2015. As part of the agreement we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any action (refer to Note 9 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 for further information regarding the SEC and DOJ investigations).

We believe our cash and cash equivalents as of March 31, 2016 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period change in our product sales and promotion services (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Product sales, net	$35,320	$33,168	6%
Promotion services	1,179	400	195%
Total net revenues	$36,499	$33,568	9%

Product sales were $35.3 million for the three-month period ended March 31, 2016 compared to $33.2 million for the corresponding period in 2015, an increase of $2.2 million, or 6%. ZADAXIN sales were $33.6 million for the three-month period ended March 31, 2016, compared to $31.3 million for the corresponding period of 2015, an increase of $2.3 million or 7%, which mainly related to a 23% increase in volume sold, offset partially by a 16% decrease in selling price related to a decrease in the list price of ZADAXIN in Zhejiang province since May 2015 and related to a lower base invoice price in our new arrangement with Sinopharm that became effective January 1, 2016 discussed below.

Our new contractual arrangement with Sinopharm which commenced January 1, 2016 is resulting in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). There are presently no provinces with tender prices below the reference (baseline) tender price, and therefore no price compensation payable situations. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed and invoiced to the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing. For example, we do not expect that the price compensation receivable due to us from the distributor for higher tender price provinces will be recognized until the second quarter of 2016 for amounts sold in the first quarter, and we expect to experience similar delays in recognition going forward.

Per our previous contractual arrangement with Sinopharm through December 31, 2015, and the aforementioned renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm have been and continue to be denominated in US dollars. However, the established importer price may be adjusted quarterly based upon exchange rate fluctuations between the US dollar and RMB. Our China ZADAXIN sales revenues are subject to exchange rate risk, and in recent months the RMB has experienced devaluation.

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

Promotion services revenue was $1.2 million and $0.4 million for the quarters ended March 31, 2016 and 2015, respectively, and related to products promoted under agreements with Baxter. Promotion services revenue increased $0.8 million or 195% for the quarter ended March 31, 2016, compared to 2015, related to an increase in EndoxanTM and HoloxanTM product sales.

Our Baxter promotion agreement is for a 5-year term, through December 2017. Our Pfizer product distribution agreement is for a 5-year term, through June 2019. In August 2015, we and Cardiome, from whom we licensed Aggrastat®, mutually agreed to end our collaboration for Aggrastat, and return all rights to the product to Cardiome. We recorded Aggrastat revenues of $1.5 million for the three months ended March 31, 2015. We do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

All of our promotion services revenue and a majority of our product revenues related to our China segment. Total China revenues were $34.9 million and $32.4 million, or 96% and 97% of sales for the three months ended March 31, 2016 and 2015, respectively. Rest of the World segment revenues were $1.6 million and $1.1 million, or 4% and 3% for the three months ended March 31, 2016 and 2015, respectively, and related to sales of ZADAXIN product.

For the three months ended March 31, 2016 and 2015, sales to Sinopharm in China accounted for approximately 92% and 91% of our revenues, respectively. Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the period over period change in our cost of product sales (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Cost of product sales	$5,813	$4,597	26%

Cost of product sales was $5.8 million for the three-month period ended March 31, 2016, compared to $4.6 million for the corresponding period in 2015, an increase of $1.2 million, or 26%. ZADAXIN cost of sales increased $0.7 million for the three-month period ended March 31, 2016, compared to the same period of last year due to increased volume sold. Cost of product sales related to oncology products increased $0.8 million for the three-month period ended March 31, 2016, compared to the same period of last year, primarily due to increases in the volumes of our oncology products sold. Cost of product sales related to Aggrastat products decreased $0.3 million due to the termination of our agreement with Cardiome.

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

Sales and Marketing:

The following table summarizes the period over period change in our sales and marketing expenses (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Sales and marketing	$12,352	$11,356	9%

Sales and marketing expenses for the three months ended March 31, 2016 increased by $1.0 million, or 9%, compared to the corresponding period in 2015, related to growth in our sales and marketing efforts for ZADAXIN.

We anticipate total S&M expenses for the year ending December 31, 2016 to be higher than those incurred for the year ended December 31, 2015 related to growth in our S&M efforts for ZADAXIN.

Research and Development (“R&D”):

The following table summarizes the period over period change in our R&D expenses (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Research and development	$1,467	$1,088	35%

R&D expenses for the three months ended March 31, 2016, increased $0.4 million, or 35%, compared to the corresponding period in 2015 related to R&D expenditures related to in-licensing agreements with certain business partners and R&D activities in China.

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

General and Administrative (G&A):

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
General and administrative	$7,443	$7,044	6%

G&A expenses for the three-month period ended March 31, 2016 increased by $0.4 million, or 6%, compared to the corresponding period in 2015. For the quarter ended March 31, 2016, compared to the corresponding quarter of the prior year, legal costs increased related to the Company’s strategic review to maximize shareholder value, and stock-based compensation costs increased, offset partially by a $0.5 million credit to bad debt expense for recovery of previously written off accounts receivable, and a $0.5 million decrease in bad debt expense related to another customer that was reserved for in the first quarter of 2015.

We expect our G&A expenses in 2016 to increase compared to 2015 related to growth in our business. As previously disclosed in our Form 8-K issued in February 2016, our Board is evaluating a range of strategic transactions with a view to enhancing shareholder value. We may continue to incur certain G&A expenses in connection with this evaluation.

Provision for Income Tax:

The provision for income taxes primarily relates to taxable income of our China operations. The provision for income tax was approximately $1.9 million and $0.6 million for the three-month periods ended March 31, 2016 and 2015, respectively. For the three-month period ended March 31, 2016, the Company’s tax provision included $1.2 million of additional tax expense representing the correction of an error to recognize a previously unrecognized liability for an uncertain tax position in China (see Note 1- Basis of Presentation “Error Corrections”  to unaudited condensed consolidated financial statements appearing in Part 1, Item 1). The remaining increase of $0.1 million in the provision for income tax for the three-month period ended March 31, 2016, compared to the same period of the prior year, related to forecasted growth in our China business for

2016 which impacts the estimated annual effective tax rate for 2016. Our statutory tax rate in China was 25% in 2016 and 2015. We expect the provision for income tax to increase for the year ending December 31, 2016, compared to the year ended December 31, 2015, due to growth in our China operations and related to an uncertain tax position in China.

While we have concluded that our offshore undistributed accumulated earnings as of December 31, 2015 were indefinitely reinvested, and have therefore provided no taxes thereon, we concluded that a portion of our earnings expected to be generated by foreign subsidiaries in 2016 will be repatriated to the parent company in order to address the parent company’s liquidity needs. This anticipated repatriation, however, is not expected to result in any additional US federal or state tax liability for 2016 as ongoing tax-deductible corporate expenses expected to be incurred by the parent company more than offset the amount of the expected dividend distribution for the repatriation of a portion of projected earnings for the year. These expectations and related amounts have been reflected in our estimated annual effective tax rate for 2016.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. We rely on our operating cash flows and cash and cash equivalents to provide for our liquidity requirements. We continue to believe that we have the ability to meet our liquidity needs for at least the next 12 months to fund our working capital requirements of our operations, including investments in our business and to fund our business development activities.

The following tables summarize our cash and investments and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	March 31, 2016	December 31, 2015
Cash, cash equivalents and investments	$114,689	$101,403

As of March 31, 2016, we had $114.7 million in cash and cash equivalents, of which $111.2 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions.

We concluded that as of December 31, 2015, $176.2 million of accumulated undistributed earnings of foreign subsidiaries continue to be indefinitely reinvested outside of the US.  In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries and (ii) additional investments to support our expansion in the China market as well as planned product licensing transactions. Upon distribution of our foreign undistributed earnings, we may be subject to US federal and state income taxes.

Based on our current operating plan, we do not anticipate the need to repatriate undistributed earnings held by foreign subsidiaries accumulated as of December 31, 2015, but we plan to repatriate a portion of current year expected foreign earnings generation to fund our limited US operations. We are providing for US income taxes on a portion of current year expected foreign earnings generation that we anticipate repatriating from our foreign subsidiaries, and our estimated annual effective tax rate for the quarter reflects both the provisions as well as benefits associated with our operations. We do not anticipate having to record any US tax liability related to the anticipated repatriation, because US forecasted corporate expenses more than offset the anticipated dividend income. We plan to indefinitely reinvest outside of the US the remaining unrepatriated expected current year foreign earnings for 2016.

	Three Months Ended
	March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$12,958	$12,295
Investing activities	$(20)	$(808)
Financing activities	$386	$(1,730)

Net cash provided by operating activities was $13.0 million for the three-months ended March 31, 2016 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Accounts receivable decreased $6.9 million related to payments received from customers during the three months ended March 31, 2016.  Accounts payable and accrued liabilities decreased $5.0 million mainly related to a decrease in compensation and benefits and sales and marketing accruals for payments made during the three months ended March 31, 2016.

Net cash provided by operating activities was $12.3 million for the three months ended March 31, 2015 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense,  provision for doubtful accounts, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $20,000 and $0.8 million, respectively, for the three months ended March 31, 2016 and 2015, and related to purchases of property and equipment.

Net cash provided by (used in) financing activities was $0.4 million and ($1.7) million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2015, we used $2.7 million to repurchase and retire 312,466 shares of our common stock under our stock repurchase program that expired December 31, 2015. For the three months ended March 31, 2016 and 2015, we also received $0.4 million and $1.0 million of net proceeds, respectively, from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans.

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

The following summarizes our future obligations including uncertain tax positions as of March 31, 2016 (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$4,661	$2,387	$2,274	$—	$—
Purchase obligations (2)	16,553	16,553	—	—	—
Uncertain tax positions (3)	4,817	—	—	—	—
Total	$26,031	$18,940	$2,274	$—	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.

(3)

As we are not able to reasonably estimate the timing of the payments or the amount by which our obligations for unrecognized tax benefits will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

Under our license agreements with third parties we have agreed to various upfront and milestone payments related to regulatory and commercial success and other achievements that may require substantial payments in the future, including a payment in the second quarter of fiscal 2016 that we expect to make of approximately $1.7 million.

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

We intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations, in-licensing new products, particularly for China, and potential acquisitions, as may be required. In addition, as previously disclosed, our Board is evaluating a range of strategic transactions with a view to enhancing stockholder value. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings, if any, will be sufficient to in-license additional products. The need, timing and amount of any such financing would depend upon numerous factors, including the level and price of our products, the timing and amount of manufacturing costs related to our products, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

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

Effective January 1, 2016, our new contractual arrangement with our China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing through December 31, 2015 under an expired older contractual arrangement) of a portion of the Company’s revenue invoiced to Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). There currently are no situations involving provinces with tender prices below the reference (baseline) tender price. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed and invoiced to the distributor. We expect that price compensation receivable will be recognized in the quarter following the original sale pursuant to the price adjustment mechanism. For example, we expect that price compensation receivable related to the first quarter of 2016 will be recognized in the second quarter of 2016.

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contracts, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met.

Revenue Reserve. We maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of March 31, 2016 and December 31, 2015, our revenue reserves were approximately $0.1 million; the reserves were recorded as accrued liabilities on our unaudited condensed consolidated balances sheets.

We evaluate our returns reserve quarterly and adjust it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect our results of operations or financial position. It is possible that we may need to adjust our estimates in future periods.

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our critical accounting policies, estimates and judgments for the three months ended March 31, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, other than the changes in our revenue recognition practices for sales of ZADAXIN to Sinopharm effective from January 1, 2016 as discussed in the foregoing paragraphs under the subcaption “Product Revenue”.

New Accounting Standards Updates

Please refer to Note 1 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of new accounting standards updates that may impact the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk for the three months ended March 31, 2016 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on February 4, 2016, we entered into a settlement agreement with the SEC that fully resolved the SEC’s investigation. Under the terms of the settlement agreement, we paid a total of $12.8 million in February 2016, including disgorgement, pre-judgment interest and a penalty. The payment was in line with the charges we previously recorded and disclosed in our Form 10-Q filed with the SEC on August 10, 2015. As part of the agreement, we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any action.

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

NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) was a party to a Distribution and Supply Agreement with MEDA originally entered into in 2007. Following our acquisition of NovaMed Shanghai in 2011, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed Shanghai does not believe that MEDA had a right of termination under the agreement. NovaMed Shanghai filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 2, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed Shanghai before any product rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed Shanghai to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed Shanghai. On April 30, 2014, NovaMed Shanghai informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed Shanghai filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC and no hearing has taken place yet. The amount of any final payment to NovaMed Shanghai remains uncertain, and as such the Company has not recognized it as a gain contingency.

Item 1A.  Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $7.9 million and $9.0 million for the three months ended March 31, 2016 and 2015, respectively, and have reported full year annual net income since fiscal 2009, we have experienced occasional quarterly losses and as a result of accumulated annual operating losses prior to fiscal 2009, we have an accumulated deficit of approximately $111 million as of March 31, 2016. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

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

•	government regulatory action intended to reduce pharmaceutical prices such as the reduction in the governmentally 31 permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;
•	compliance by our employees with regulations that are applicable to sales and marketing activities, including the Foreign Corrupt Practices Act;
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

•	broad financial market fluctuations in the US, Europe or Asia; and
•	more aggressive action by the government in China in changing taxation policy.

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

Our revenue will continue to be substantially dependent on our sales of ZADAXIN in China. *

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the three months ended March 31, 2016 and 2015, approximately 95% and 96% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of provincial agencies’ pricing reform.

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

The Chinese government has previously imposed price restrictions on ZADAXIN and several of our oncology products. If we experience difficulties in our sales efforts as a result of price restrictions or other policies intended to reduce health care costs, our operating results and financial condition will be harmed. *

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists. In some cases, these price limits have been significantly lower than prices at which our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales.

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

While over the long term, we believe that the price reductions may positively affect our sales volumes and result in broader penetration into Tier 3 and Tier 2 cities in target geographies, potentially increasing our total sales revenues from these products, the process and timing for any price restrictions is unpredictable and further price reduction could be imposed that could adversely affect our business. In addition, our new contractual arrangement with our China distributor, Sinopharm, which commenced January 1, 2016, is resulting in the later recognition (relative to practices prevailing through December 31, 2015 under the expired older contractual arrangement) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). Currently, there are no situations involving provinces with tender prices lower than the reference (baseline) tender price. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed and invoiced to the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing.

Other emerging measures intended to reduce health care costs may also adversely affect our sales. Chinese provincial or local government agencies, or hospitals, may limit or prohibit the use of pharmaceuticals they consider to be and designate as adjuvants as part of a policy to reduce spending on pharmaceuticals. None of our products has received such a designation to date. However, if any of our products are designated as an adjuvant by governments or local agencies in provinces where we have significant sales, or in hospitals where we have significant sales, sales of that product in such locations or hospitals would be significantly adversely affected.

Our business strategy is dependent in part on our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. We have experienced challenges in maintaining some of our agreements and if we fail to enter into additional agreements, our business will suffer. *

Our sales and marketing strategy in China depends significantly on agreements with third parties, and potentially on entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including licensed products and products currently promoted or sold by our subsidiary, NovaMed Shanghai, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products include DC Bead, a product which we launched commercially in the third quarter of 2015, and products in the regulatory review process, including products in clinical trials that are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent on entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected.

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

Our resolution with government agencies in connection with violations by us of the US Foreign Corrupt Practices Act could have a material adverse effect on our business, results of operations and financial condition.  *

As previously disclosed, since 2010 the SEC and the DOJ had each been conducting formal investigations of us regarding a range of matters, including possible violations of the FCPA, primarily related to certain historical sales and marketing activities with respect to our China operations. In response to these matters, our Board appointed the Special Committee to oversee our response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred.

On February 4, 2016, we announced that we entered into a settlement agreement with the SEC fully resolving the SEC's investigation into possible violations of the FCPA and that the DOJ had also completed its related investigation and has declined to pursue any action. Under the terms of the settlement agreement with the SEC, SciClone paid a total of $12.8 million, including disgorgement, pre-judgment interest and a penalty.  The payment was in line with the charges the Company previously recorded and disclosed in its Form 10-Q filed with the SEC on August 10, 2015. As part of the agreement, we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures.

While we have resolved the previously pending matters with the SEC and DOJ whether by virtue of announcement of the settlement agreement and the SEC Order or otherwise, we may be subject to investigations by foreign governments or further claims by third parties arising from conduct subject to the investigation or our other international operations. In addition, the remedial actions we have taken or may take as a result of such investigations may adversely affect our business in China and other countries, including adversely affecting our ability to obtain license renewals or other administrative approvals we require to conduct business in China and other countries.

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

If we fail to achieve or maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot establish effective controls and provide reliable financial reports, our business and operating results could be harmed. Moreover, as a US-based corporation doing business in China, these controls often need to satisfy the requirements of Chinese law as well as the requirements of US law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during the third quarter of 2012, our management determined that we had a material weakness in internal control over financial reporting related to the design and operation of our controls primarily associated with product returns reserves and the override of certain controls in the financial statement close process related to our NovaMed Pharmaceuticals, Inc. (“NovaMed”) subsidiary. Furthermore, during the fourth quarter of 2012, our management determined that we had an additional indicator of the same material weakness related to the timing of revenue recognition for our Pfizer products and the override of related controls at our NovaMed subsidiary, and the corporate monitoring thereof. During fiscal 2014, we designed and implemented procedures to address the material weakness disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012 related to the design and operating effectiveness of certain corporate monitoring controls. Management designed and implemented corporate monitoring controls and other controls that provided increased oversight over our China operations, and remediated the material weakness prior to December 31, 2014. We continuously work on improvements to our internal controls and there can be no assurance that these or other material weaknesses will not occur in the future, or otherwise cause us to inaccurately report our financial statements. For example, the restatement of our financial statements for each of our first, second, and third quarters of 2012, and our financial statements for each of the second and third quarters of 2011 and the year ended December 31, 2011, were in part caused by the material weakness related to the design and operation of our controls disclosed as of December 31, 2012 discussed above. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

We may incur unexpected charges relating to our operations. *

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, we recorded $0.5 million of bad debt expense in general and administrative expense for the first quarter of 2015 related to one customer whose accounts receivable were uncertain of collection, and subsequently wrote off the bad debt in the fourth quarter of 2015. In addition, we recorded $2.4 million to bad debt expense for the year ended December 31, 2013 related to one customer whose accounts receivable were significantly past due and for which collectability was uncertain at that time. We subsequently collected $1.5 million of these receivables in fiscal 2014, a further $0.4 million in the second quarter of 2015, and the final $0.5 million in the first quarter of 2016. We recorded charges of $2.1 million during the year ended December 31, 2014 for potential inventory obsolescence related to Aggrastat. We have had and could also experience additional charges for potential inventory obsolescence related to other products if we are unable to sell units that are nearing their expiration dates, or for bad debt if other distributors do not pay outstanding receivables in full. Those or similar future events would have an adverse impact upon our operating results.

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

Our sales are concentrated in China and we face risks relating to operating in China, including risks due to changes in the regulatory environment, slow payment cycles and exposure to fluctuations in the Chinese economy.  *

A significant portion of our revenue and profit is derived from operations in China. Consequently, our overall financial results are dependent on this market, and our business is exposed to risks there. In addition to the risks relating to pricing previously discussed above, these risks also include changes in economic conditions (including wage and cost inflation, currency exchange rates, consumer spending and employment levels), tax rates, laws, changes in the regulatory environment, increased competition and potential noncompliance with local laws and regulations. Risks also include changing consumer product preferences and preferred sales channels, as well as our ability to accommodate such changing preferences. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. Any significant or prolonged deterioration in China’s relations with the United States and other countries could adversely affect our China business. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. There can be no assurance as to the future effect of any such risks and uncertainties on our results of operations, financial condition or cash flows.

In addition to the risk relating to pricing regulations and other risks related to operating in China, as discussed above, we experience other issues with managing sales operations in China including long payment cycles, potential difficulties in timely accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of distributors. Problems with collections from, or sales to, any one of those distributors could materially adversely affect our results. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with these matters, or if significant regulatory limitations are imposed on our ability to terminate employees and on the related costs, political, economic or regulatory changes occur, our results could be adversely affected. For example, during the third quarter of 2014, we wrote-off $1.1 million of $3.5 million in fully reserved accounts receivable related to one customer in China, and subsequently collected the remaining $2.4 million.

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

The Company could be subject to changes in its tax rates, the adoption of new US or international tax legislation or exposure to additional tax liabilities which could have a negative impact on our financial position and results of operations.  *

Currently all of our revenue is generated from customers located outside the US, and a substantial portion of our assets, including employees, are located outside the US. US income taxes and foreign withholding taxes have not been provided on certain undistributed earnings of non-US subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. The US government may propose initiatives that would substantially reduce our ability to defer US taxes including: repealing deferral of US taxation of foreign earnings, eliminating utilization or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the US. If any of these proposals are constituted into legislation, they could increase our US income tax liability and as a result have a negative impact on our financial position and results of operations.

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

Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of our products in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced. In addition, each of the products that are marketed through our NovaMed Shanghai subsidiary is manufactured by, or obtained from, a single source.

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

Furthermore, a majority of our cash is held by our foreign subsidiaries. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Based on our current operating plan, we do not anticipate the need to repatriate undistributed earnings of cash and cash equivalents held by our foreign subsidiaries accumulated through December 31, 2015, but we plan to repatriate a portion of expected current year foreign earnings to be generated to fund our US operations. We are providing for US income taxes on a portion of current year foreign earnings that we anticipate repatriating from our foreign subsidiaries, and our estimated annual effective tax rate for the quarter reflects both the provisions as well as benefits associated with our operations. We plan to indefinitely reinvest outside of the US the remaining unrepatriated current year foreign earnings expected to be generated in 2016.

Our loans receivable are subject to certain risks which could materially adversely affect our financial position. *

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of March 31, 2016. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If the real property which comprises the majority of the value of all of the assets pledged as security were to suffer a decrease in its value due to macroeconomic conditions or local market-specific factors impacting commercial real estate market values, such a fact may represent an indication of loan impairment. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

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

Not applicable.

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
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the three-months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: May 10, 2016	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the three-months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Furnished herewith.