Form 10-Q
period 2016-06-30
SCICLONE PHARMACEUTICALS INC
filed 2016-08-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   ☐   No   ☒

As of August 4,  2016,  49,939,374 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$117,609	$101,403
Restricted cash in escrow for SEC settlement (Note 9)	—	12,826
Accounts receivable, net of allowances of $91 and $594 as of June 30, 2016 and December 31, 2015, respectively	35,414	39,363
Inventories	11,269	10,976
Prepaid expenses and other current assets	3,244	3,654
Deferred tax assets	167	299
Total current assets	167,703	168,521
Property and equipment, net	2,056	2,651
Goodwill	32,251	32,979
Other assets	12,510	12,468
Total assets	$214,520	$216,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,600	$4,495
Accrued and other current liabilities	18,763	32,151
Deferred revenue	34	174
Total current liabilities	21,397	36,820
Other long-term liabilities	114	87
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 49,939,374 and 49,533,835 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	50	50
Additional paid-in capital	295,771	296,086
Accumulated other comprehensive income	1,480	2,070
Accumulated deficit	(104,292)	(118,494)
Total stockholders’ equity	193,009	179,712
Total liabilities and stockholders’ equity	$214,520	$216,619

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$37,869	$37,202	$73,189	$70,370
Promotion services	1,122	744	2,301	1,144
Total net revenues	38,991	37,946	75,490	71,514
Operating expenses:
Cost of product sales	5,712	5,681	11,525	10,278
Sales and marketing	14,432	13,317	26,784	24,673
Research and development	4,765	6,581	6,232	7,669
General and administrative	8,129	6,424	15,572	13,468
SEC settlement expense	—	10,800	—	10,800
Total operating expenses	33,038	42,803	60,113	66,888
Income (loss) from operations	5,953	(4,857)	15,377	4,626
Non-operating income (expense):
Interest and investment income	263	250	522	362
Other income (expense), net	(249)	39	(121)	(24)
Income (loss) before provision (benefit) for income tax	5,967	(4,568)	15,778	4,964
Provision (benefit) for income tax	(371)	(546)	1,576	24
Net income (loss)	$6,338	$(4,022)	$14,202	$4,940

Basic net income (loss) per share	$0.13	$(0.08)	$0.29	$0.10
Diluted net income (loss) per share	$0.12	$(0.08)	$0.27	$0.09

Weighted average shares used in computing:
Basic net income (loss) per share	49,897	49,929	49,743	49,947
Diluted net income (loss) per share	52,819	49,929	52,405	52,426

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$6,338	$(4,022)	$14,202	$4,940
Other comprehensive income (loss), net of income tax
Foreign currency translation	(787)	(13)	(590)	43
Total other comprehensive income (loss)	(787)	(13)	(590)	43
Total comprehensive income (loss)	$5,551	$(4,035)	$13,612	$4,983

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income	$14,202	$4,940
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	2,469	2,076
Provision for doubtful accounts	—	541
Provision for expiring inventory	34	—
Depreciation and amortization	493	519
Loss on disposal of fixed assets	1	2
Deferred income taxes	127	129
Changes in operating assets and liabilities:
Accounts receivable, net	3,911	1,827
Inventories	527	1,670
Prepaid expenses and other assets	348	(556)
Accounts payable	(2,529)	(2,962)
Accrued and other current liabilities	(346)	9,297
Deferred revenue	(140)	(596)
Other long-term liabilities	28	(52)
Net cash provided by operating activities	19,125	16,835
Investing activities:
Loans to third party (Note 4)	—	(7,250)
Purchases of property and equipment	(54)	(1,071)
Net cash used in investing activities	(54)	(8,321)
Financing activities:
Repurchase of common stock including commissions	—	(5,252)
(Payments of cost) proceeds related to issuances of common stock, net	(2,888)	3,425
Net cash used in financing activities	(2,888)	(1,827)
Effect of exchange rate changes on cash and cash equivalents	23	59
Net increase in cash and cash equivalents	16,206	6,746
Cash and cash equivalents, beginning of period	101,403	86,228
Cash and cash equivalents, end of period	$117,609	$92,974

Supplemental disclosure of non-cash operating activities:
Release of restricted cash in escrow for SEC settlement	$12,826	$—

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

Sinopharm contributed 93% and 92% of the Company’s total net revenue for the three-month periods ended June 30, 2016 and 2015, respectively, which revenues related to the Company’s China segment. Sinopharm contributed 92% of the Company’s total net revenue for both the six-month periods ended June 30, 2016 and 2015, which revenues related to the

Company’s China segment. There were no other customers that exceeded 10% of the Company’s total net revenue in the periods presented.

ZADAXIN product sales were $36.5 million or 94% of total net revenues, and were $35.5 million or 94% of total net revenues, for the three months ended June 30, 2016 and 2015, respectively.  ZADAXIN product sales were $70.1 million or 93% of total net revenues, and were $66.7 million or 93% of total net revenues, for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, approximately $31.7 million, or 89%, of the Company's accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

Per the Company’s previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (the Company’s sole distributor for ZADAXIN in China) which took effect January 1, 2016, the Company’s sales of ZADAXIN to Sinopharm have been and continue to be denominated in US dollars. However, the established importer price may be adjusted quarterly based upon exchange rate fluctuations between the US dollar and Chinese Yuan Renminbi (“RMB”).  A significant portion of the Company’s other revenues and expenses are denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB and are exposed to foreign exchange risk. In recent months, the RMB has experienced devaluation. Such devaluation negatively affects the US dollar value of revenues, albeit on a lag, pursuant to the periodic adjustments described above. RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at the exchange rates quoted by the People’s Bank of China. Remittances in currencies other than RMB by the Company in China require certain supporting documentation in order to process the remittance.

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

As of December 31, 2015, the Company had a receivable reserve of $0.5 million related to accounts receivable from one customer that was more than one year past due. During 2014, the Company’s subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with this customer providing for settlement of the receivable balance, which at the time was $1.9 million, of which $1.0 million was paid in 2014. SPIL China collected $0.4 million under this agreement in May 2015 and this gain on recovery was recorded as a $0.4 million reduction to general and administrative expense for the three- and six-month periods ended June 30, 2015. In March 2016, SPIL China collected the remaining $0.5 million from this customer and this gain on recovery was recorded as a reduction to general and administrative expense for the first quarter of 2016. The Company recognized $0.5 million of bad debt expense in general and administrative expense during the first quarter of 2015 related to past due receivables from another customer, due to uncertainty regarding the collectability of the customer’s outstanding receivable balance. The Company wrote-off the $0.5 million of past due accounts receivable from this customer during the fourth quarter of 2015 as uncollectible. As of June 30, 2016, the Company had a receivable reserve of $0.1 million.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.

Product Revenue. The Company recognizes product revenue from selling manufactured ZADAXIN product at the time of delivery. Sales of ZADAXIN to Sinopharm are recognized upon arrival of a shipment to its destination, which marks the point when title and risk of loss to product are transferred. The Company also earns product revenue from purchasing medical products from pharmaceutical companies and selling them directly to importers or distributors. The Company recognizes revenue related to these products based on the “sell-in” method, when the medical products have been delivered to the importers or distributors. Payments by the importing agents and distributors are not contingent upon sale to the end user by the importing agents or distributors.

Effective January 1, 2016, the Company’s new contractual arrangement with its China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing under the old contractual arrangement through December 31, 2015) of a portion of the Company’s revenue due from Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. The tender price is the ultimate retail end price approved by provincial authorities. There is a price mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed upon arrival at destination. To date, there are no situations where a provincial tender price is less than the reference (baseline) tender price. The distributor is invoiced for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed and invoiced to the distributor. It is expected that the price compensation due to the Company related to sales in a quarter under the price adjustment mechanism for provinces with tender prices above the reference (baseline) tender price will be recognized on a rolling one-to-two quarter delayed basis relative to said quarter.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in a promotion services contract, which marks the period when marketing and promotion services have been rendered and the revenue recognition criteria are met.

Revenue Reserve. The Company generally maintains a revenue reserve for product returns based on estimates of the amount of product to be returned by its customers which are based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered upon arrival at destination. The calculation of the revenue reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the revenue reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions.

As of June 30, 2016 and December 31, 2015, the Company’s revenue reserves were zero and $0.1 million, respectively.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items, including pharmaceutical products approaching their expiration dates. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value. For the three- and six-month periods ended June 30, 2016, the Company recorded inventory write-downs to cost of product sales of approximately $34,000 related to ZADAXIN inventory expected to expire. For the three- and six-month periods ended June 30, 2015, the Company recorded no write-downs related to inventory.

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

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of June 30, 2016 and December 31, 2015, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$6,338	$(4,022)	$14,202	$4,940
Denominator:
Weighted-average shares outstanding used to compute basic net income (loss) per share	49,897	49,929	49,743	49,947
Effect of dilutive securities	2,922	—	2,662	2,479
Weighted-average shares outstanding used to compute diluted net income (loss) per share	52,819	49,929	52,405	52,426
Basic net income (loss) per share	$0.13	$(0.08)	$0.29	$0.10
Diluted net income (loss) per share	$0.12	$(0.08)	$0.27	$0.09

For the three months ended June 30, 2016, outstanding stock options and awards for 120,270 shares were excluded from the calculation of diluted net income per share because the effect from the assumed exercise or issuance of these options and awards calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended June 30, 2016, outstanding stock options and awards for 312,500 shares subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met. For the three months ended June 30, 2015, outstanding stock options for 3,949,793 shares were excluded from the calculation of diluted net loss per share because the inclusion would provide an anti-dilutive effect. In addition for the three months ended June 30, 2015, 306,731 shares subject to performance conditions were excluded from the calculation of diluted net loss per share because the performance criteria had not yet been met and the inclusion would provide an anti-dilutive effect.

For the six months ended June 30, 2016 and 2015, outstanding stock options and awards for 1,974,551 and 870,235 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise or issuance of these options and awards calculated under the treasury stock method would have been anti-dilutive. In addition, for the six months ended June 30, 2016 and 2015, outstanding stock options and awards for 312,500 and 179,075 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

Error Corrections

The Company revised its condensed consolidated statement of operations for the three and six months ended June 30, 2015 by reducing general and administrative expense and increasing sales and marketing expense by $0.4 million and $0.7 million, respectively, for costs incurred related to marketing events.

The Company provided $0.1 million and $1.3 million of additional income tax expense, and recorded a corresponding accrual in accrued and other current liabilities, during the three and six months ended June 30, 2016, respectively, to correct an error. The error corrected reflected the recognition of a previously unrecognized liability for an uncertain tax position related to the potential nondeductibility, under the People’s Republic of China (“PRC”) tax regulations, of certain marketing costs related to the Company’s China operations. The adjustment related to tax years 2013 to 2015 and reflected the estimated tax exposure for each year as well as accrued interest thereon; such tax and interest amounts were $0.4 million, $0.5 million, and $0.4 million for the full years 2013, 2014, and 2015, respectively. The Company’s management evaluated the effects of the error on each prior annual and interim period, as well as the total error accumulated at the end of each respective prior period, and concluded under both approaches that the effects of the error were not material to previously issued annual or interim financial statements. The Company’s management also evaluated the total amount of the error correction in relation to projected results for full year 2016 and concluded the impact is not expected to be material to the projected annual results. Accordingly, the total adjustment was recorded out-of-period in the first half of 2016. Management also concluded that the relevant amounts were not material to current liabilities or stockholders’ equity in any prior period or the current period.

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)", which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2018, which reflects a one year deferral approved by the FASB in July 2015, with early application permitted provided that the effective date is not earlier than the original effective date. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its financial statements and related disclosures. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This ASU amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has not yet selected an adoption method. The impact of adopting this guidance is not expected to be material to the consolidated financial statements given the Company’s deferred tax amounts.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for the Company from calendar 2019 and from the first interim period of calendar 2019, with earlier application permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company from calendar 2017 and from the first interim period of calendar 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this update and, based upon consideration of its share-based payment practices, does not expect that the adoption will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.” This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for the Company from calendar 2020, with early adoption permitted for calendar 2019. The Company has yet to commence an evaluation of the impact of the adoption of this standard on its consolidated financial statements.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis (in thousands):

Fair Value Measurements as of June 30, 2016 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2016
Money market funds	$19,686	$—	$—	$19,686
Total	$19,686	$—	$—	$19,686

Fair Value Measurements as of December 31, 2015 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Money market funds	$19,678	$—	$—	$19,678
Total	$19,678	$—	$—	$19,678

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$3,143	$3,871
Work in progress	541	535
Finished goods	7,585	6,570
	$11,269	$10,976

Included in the Company’s inventory as of June 30, 2016 and December 31, 2015 was $2.6 million and $3.3 million, respectively, in inventory held at distributors related to  non-ZADAXIN products.

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

With respect to lender SciClone China, Zensun can make RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$233,000 as of June 30, 2016) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SPIL China, Zensun could request US-dollar denominated borrowings up to $11.75 million. As of June 30, 2016, borrowings totaling $11.75 million had been requested by Zensun and paid by SPIL China with $4.5 million lent in the second half of 2014 and $7.25 million lent in the second quarter of 2015. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the overall loan agreement. These borrowings mature on September 26, 2017, with an option electable by the borrower to extend for two additional years provided certain conditions are met. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of evidence of the market value of the pledged security indicating such market value exceeded the outstanding loan principal, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payments of interest, concluded there were no indications of loan impairment at June 30, 2016 or December 31, 2015; accordingly, there is no allowance for losses.

The two loans are included in “other assets” on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015. Interest income on the loans amounted to $0.2 million for both the three months ended June 30, 2016 and 2015. Interest income on the loans amounted to $0.5 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively, and is included in interest and investment income in the unaudited condensed consolidated statements of operations.

Note 5 — Goodwill

The following table represents the changes in goodwill for the six months ended June 30, 2016  (in thousands):

Balance as of December 31, 2015	$32,979
Translation adjustments	(728)
Balance as of June 30, 2016	$32,251

Note 6 — Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued SEC settlement loss (Note 9)	$—	$12,826
Accrued sales and marketing expenses	6,461	8,511
Accrued taxes, tax reserves and interest	5,609	4,323
Accrued compensation and benefits	2,687	4,341
Accrued professional fees	1,765	1,130
Accrued manufacturing costs	1,127	444
Other	1,114	576
	$18,763	$32,151

Note 7 — Accumulated Other Comprehensive Income (Loss)

Changes in the composition of accumulated other comprehensive income (loss)  for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

Balances as of April 1, 2016	$2,267
Other comprehensive loss related to foreign currency translation	(787)
Balances as of June 30, 2016	$1,480

Balances as of April 1, 2015	$3,320
Other comprehensive loss related to foreign currency translation	(13)
Balances as of June 30, 2015	$3,307

Balances as of January 1, 2016	$2,070
Other comprehensive loss related to foreign currency translation	(590)
Balances as of June 30, 2016	$1,480

Balances as of January 1, 2015	$3,264
Other comprehensive income related to foreign currency translation	43
Balances as of June 30, 2015	$3,307

Note 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales and marketing	$233	$227	$442	$468
Research and development	56	62	108	94
General and administrative	887	981	1,919	1,514
	$1,176	$1,270	$2,469	$2,076

Stock Options

During the six months ended June 30, 2016, the Company granted options to purchase a total of 1,390,000 shares of common stock and options to purchase 805,457 shares of common stock were exercised. As of June 30, 2016, there was approximately $8.1 million of unrecognized compensation expense, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.65 years.

Restricted Stock Units (RSUs)

During the six months ended June 30, 2016, 105,000 RSUs were granted at a grant date fair value per share of $9.22 and zero RSUs vested. As of June 30, 2016, there was approximately $2.8 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted-average remaining period of approximately 1.86 years.

Repurchase of Common Stock

The Company repurchased and retired 595,013 shares at a cost of $5.3 million during the six-month period ended June 30, 2015 under its share repurchase program that expired December 31, 2015.

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

NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed Shanghai, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed Shanghai does not believe that MEDA had a right of termination under the agreement. NovaMed Shanghai filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 2, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed Shanghai before any product rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed Shanghai to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed Shanghai. On April 30, 2014, NovaMed Shanghai informed MEDA that its determination of reasonable compensation for its services was  $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed Shanghai filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC. On April 20, 2016, the Second Arbitral Tribunal ordered the bifurcation of the proceedings. The first stage of the proceedings will deal with the question whether NovaMed Shanghai in principle has claims against MEDA. A first oral hearing took place on July 6 and 7, 2016. The parties have been invited to comment on the issues raised at the first hearing until October 14, 2016. If one party feels the need to then respond to the other party's submission, the Second Arbitral Tribunal will at its discretion grant such opportunity to file an additional submission until November 11, 2016. In parallel, the parties are in settlement discussions. The date for the next hearing has not yet been scheduled. The amount of any final payment to NovaMed Shanghai remains uncertain, and as such the Company has not recognized it as a gain contingency.

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of June 30, 2016, the Company did not have any material unmet purchase obligations.

Note 10 — In-License Costs

For the three- and six-month periods ended June 30, 2016, the Company recognized $2.0 million of research and development (“R&D”) expenses for upfront and milestone payments related to an in-license agreement. For the three-and six-month periods ended June 30, 2015, the Company recognized $5.5 million in R&D expenses related to upfront and milestone payments for its in-license agreements, primarily with Theravance Biopharma, Inc.

Note 11 — Income Taxes

The provision (benefit) for income taxes primarily relates to taxable income of the Company’s China operations. The benefit for income tax was $0.4 million and $0.5 million for the three-month periods ended June 30, 2016 and 2015, respectively, and related to a reduction in the Company’s liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations, and a lower tax for the three-month period ended June 30, 2015 related to the restructuring of the Company’s China business. The provision for income tax was $1.6 million and $24,000 for the six month periods ended June 30, 2016 and 2015, respectively. For the six-month period ended June 30, 2016, the Company’s tax provision included $1.3 million of additional tax expense representing the correction of an error related to a previously unrecognized liability for an uncertain tax position in China (refer also to Note 1, “Error Corrections”). In addition, the tax provision for the six-month period ended June 30, 2015 was lower, compared to the six-month period ended June 30, 2016, related to lower tax related to restructuring the Company’s China business. The Company’s statutory tax rate in China was 25% in 2016 and 2015.

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income (loss) for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Summary information by operating segment for the three- and six-month periods ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
China	$37,257	$36,285	$72,127	$68,712
Rest of the World (including the US and Hong Kong)	1,734	1,661	3,363	2,802
Total net revenues	$38,991	$37,946	$75,490	$71,514
Income (loss) from operations:
China	$13,314	$7,657	$26,654	$20,001
Rest of the World (including the US and Hong Kong)	(7,361)	(12,514)	(11,277)	(15,375)
Total income (loss) from operations	$5,953	$(4,857)	$15,377	$4,626
Non-operating income, net:
China	$18	$285	$394	$332
Rest of the World (including the US and Hong Kong)	(4)	4	7	6
Total non-operating income, net	$14	$289	$401	$338
Income (loss) before provision (benefit) for income tax:
China	$13,332	$7,942	$27,048	$20,333
Rest of the World (including the US and Hong Kong)	(7,365)	(12,510)	(11,270)	(15,369)
Total income (loss) before provision (benefit) for income tax	$5,967	$(4,568)	$15,778	$4,964

Long-lived assets as of June 30, 2016 and December 31, 2015 by operating segment are as follows (in thousands):

	June 30,	December 31,
	2016	2015

China	$45,334	$46,315
Rest of the World (including the US and Hong Kong)	1,483	1,783
	$46,817	$48,098

Note 13 — Subsequent Event

On August 4, 2016, in connection with the Company no longer continuing active discussions with potential acquirers which were undertaken as part of its strategic review process as previously announced, the Board of Directors of the Company approved a retention program to provide incentives for key employees, including certain named executive officers, to remain with the Company and to reward them for their continuing efforts, amounting to approximately $3.4 million in cash payments.

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

•	research and development and other expense levels;
•	the ability of our suppliers to continue financially viable production of our products;
•	the allocation of financial resources to certain trials and programs, and the outcome and expenses related to litigation; and

•	other factors discussed in this Report under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors”.

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

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; DC Bead®, a product for the embolization of malignant hypervascularized tumors, for which we initiated sales and recorded product revenue beginning in the third quarter of 2015, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). Through June 30, 2015, our product sales revenues also included Aggrastat®, an intervention cardiology product launched in China in 2009, in-licensed from Cardiome Pharma Corp (“Cardiome”). In August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, thereby terminating our exclusive distribution rights in China, and returning all rights to the product to Cardiome. We recorded Aggrastat revenues of $0.6 million and $2.0 million for the three and six months ended June 30, 2015, respectively, none thereafter, and we do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

In December 2014, we entered into a strategic partnership with The Medicines Company for two cardiovascular products in China. The partnership includes an agreement granting us a license and the exclusive rights in China to promote two products including 1) Angiomax®  (bivalirudin) for Injection, an anticoagulant indicated in patients undergoing percutaneous coronary intervention (PCI) with provisional use of glycoprotein IIb/IIIa inhibitor (GPI) and in patients with, or at risk of, heparin-induced thrombocytopenia and thrombosis syndrome undergoing PCI for which a Phase 3 registration trial was completed in China and is currently under review by the China Food and Drug Administration for marketing approval, and 2) Cleviprex®  (clevidipine) Injectable Emulsion, a third-generation dihydropyridine calcium channel blocker indicated for the reduction of blood pressure when oral therapy is not feasible or desirable for which a clinical trial application (CTA) for China was filed in 2013. We received CTA approval from the China Food and Drug Administration (“CFDA”) in early 2016 and are preparing a clinical study. As Chiesi USA, Inc. and its parent company, Chiesi Farmaceutici S.p.A., (“Chiesi”) acquired the rights to Cleviprex in June 2016 from the Medicines Company, SciClone will now be working together with Chiesi and The Medicines Company to progress the Cleviprex clinical study going forward. Under the terms of the agreement, which apply to Chiesi for Cleviprex, we will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products (Cleviprex and Angiomax) in the China market (excluding Hong Kong and Macao). We have also agreed to participate in the China registration process for both products. Financial terms of the agreement, in addition to net sales royalties payable to The Medicines Company, include the following additional payments to The Medicines Company and Chiesi: an upfront payment made in the fourth quarter of 2014; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

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

In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the CFDA in 2012. In December 2013, the CFDA informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. As part of our agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of June 30, 2016 (refer to Note 4 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1 for further information regarding the Zensun loans).

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

In addition, our new contractual arrangement with Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Ltd (Sinopharm), our China distributor for ZADAXIN, which commenced January 1, 2016 is resulting in the later recognition (relative to practices prevailing through December 31, 2015 under the expired prior contractual arrangement) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price (ultimate retail end price approved by provincial authorities) is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the referenced (baseline) tender price) is recorded as revenue at the time the sale is completed upon arrival at destination. Currently, there are no provinces with lower-than-reference tender prices leading to price compensation payable. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed and invoiced to the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing. For example, we expect that the price compensation receivable due to us from the distributor for higher tender price provinces for a quarter will be recognized on a one-to-two quarter delayed basis relative to said quarter going forward.

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

In early February 2016, we announced that our Board of Directors had initiated a process to identify, examine and consider a range of strategic alternatives available to us with a view to enhancing stockholder value and had engaged Lazard as its financial advisor to assist the Board in evaluating strategic alternatives. In July 2016, we announced that our Board is no longer continuing active discussions with potential acquirers which were undertaken as part of its strategic review process and that the Board will continue to evaluate additional strategic opportunities while continuing to focus on growing the Company’s business.

We believe our cash and cash equivalents as of June 30, 2016 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following tables summarize the period over period changes in our product sales and promotion services revenues (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Product sales, net	$37,869	$37,202	2%	$73,189	$70,370	4%
Promotion services	1,122	744	51%	2,301	1,144	101%
Total net revenues	$38,991	$37,946	3%	$75,490	$71,514	6%

Product sales were $37.9 million for the three-month period ended June 30, 2016 compared to $37.2 million for the corresponding period in 2015, an increase of $0.7 million, or 2%. ZADAXIN sales were $36.5 million for the three-month period ended June 30, 2016, compared to $35.5 million for the corresponding period of 2015, an increase of $1.0 million or

3%, which mainly related to a 12% increase in volume sold, offset partially by a 9% decrease in selling price related to a decrease in the list price of ZADAXIN in Zhejiang province since May 2015 and related to a lower base invoice price in our new arrangement with Sinopharm that became effective January 1, 2016 discussed below. Aggrastat® product sales were zero and $0.6 million for the three-month periods ended June 30, 2016 and 2015, respectively, due to the termination of our agreement with Cardiome as discussed below.

 Product sales were $73.2 million for the six-month period ended June 30, 2016 compared to $70.4 million for the corresponding period in 2015, an increase of $2.8 million, or 4%. ZADAXIN sales were $70.1 million for the six-month period ended June 30, 2016, compared to $66.7 million for the corresponding period of 2015, an increase of $3.4 million or 5%, which mainly related to a 17% increase in volume sold, offset partially by a 12% decrease in selling price related to a decrease in the list price of ZADAXIN in Zhejiang province since May 2015 and related to a lower base invoice price in our new arrangement with Sinopharm that became effective January 1, 2016 discussed below. Product sales increased $1.4 million for the six months ended June 30, 2016, compared to the corresponding period of 2015, related to our oncology product sales. Aggrastat® product sales were zero and $2.0 million for the six-month periods ended June 30, 2016 and 2015, respectively, due to the termination of our agreement with Cardiome as discussed below.

Our new contractual arrangement with Sinopharm which commenced January 1, 2016 is resulting in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). There are presently no provinces with tender prices below the reference (baseline) tender price, and therefore no price compensation payable situations. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed and invoiced to the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing. For example, we do not expect that the price compensation receivable due to us from the distributor for higher tender price provinces will be recognized until the third or fourth quarter of 2016 for amounts sold in the first half of 2016, and we expect to experience similar delays going forward.

Per our previous contractual arrangement with Sinopharm through December 31, 2015, and the aforementioned renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm have been and continue to be denominated in US dollars. However, the established importer price may be adjusted quarterly based upon exchange rate fluctuations between the US dollar and RMB. Our China ZADAXIN sales revenues are subject to exchange rate risk on a lag basis due to the adjustment provision, and in recent months the RMB has experienced devaluation.

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

Promotion services revenue was $1.1 million and $0.7 million for the quarters ended June 30, 2016 and 2015, respectively, an increase of $0.4 million, or 51%. Promotion services revenue was $2.3 million and $1.1 million for the six-month period ended June 30, 2016 and 2015, respectively, an increase of $1.2 million, or 101%. The increases related to increased sales of EndoxanTM and HoloxanTM products promoted under our agreements with Baxter.

Our Baxter promotion agreement is for a 5-year term, through December 2017. Our Pfizer product distribution agreement is for a 5-year term, through June 2019. In August 2015, we and Cardiome, from whom we licensed Aggrastat, mutually agreed to end our collaboration for Aggrastat, and we returned all rights to the product to Cardiome. We recorded Aggrastat revenues of $0.6 million and $2.0 million for the three and six months ended June 30, 2015, respectively, and none thereafter. We do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

All of our promotion services revenue, and a majority of our product revenues related to our China segment. Total China revenues were $37.3 million and $36.3 million, respectively, or 96% of sales for both of the three months ended June 30, 2016 and 2015. Rest of the World segment revenues were $1.7 million, or  4%, for both of the three months ended June 30, 2016 and 2015, and related to sales of ZADAXIN product.

Total China revenues were $72.1 million and $68.7 million, or 96% of sales for both the six months ended June 30, 2016 and 2015. Rest of the World segment revenues were $3.4 million and $2.8 million, or 4% for both the six months ended June 30, 2016 and 2015, and related to sales of ZADAXIN product.

For the three months ended June 30, 2016 and 2015, sales to Sinopharm in China accounted for approximately 93% and 92% of our revenues, respectively. For both the six-month periods ended June 30, 2016 and 2015, sales to Sinopharm in China accounted for approximately 92% of our revenues. Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Cost of product sales	$5,712	$5,681	1%	$11,525	$10,278	12%

Cost of product sales was $5.7 million for both the three-month periods ended June 30, 2016 and 2015.

Cost of product sales was $11.5 million for the six-month period ended June 30, 2016, compared to $10.3 million for the corresponding period in 2015, an increase of $1.2 million, or 12%. ZADAXIN cost of sales increased $1.0 million for the six-month period ended June 30, 2016, compared to the corresponding period of 2015, due to increased volume sold. Cost of product sales related to oncology products increased $0.8 million for the six-month period ended June 30, 2016, compared to the corresponding period of 2015, primarily due to increases in the volume of our oncology products sold. Cost of product sales related to Aggrastat products decreased $0.6 million due to the termination of our agreement with Cardiome.

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

Sales and Marketing (“S&M”):

The following tables summarize the period over period changes in our S&M expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Sales and marketing	$14,432	$13,317	8%	$26,784	$24,673	9%

S&M expenses for the three months ended June 30, 2016 increased by $1.1 million, or 8%, compared to the corresponding period in 2015. S&M expenses for the six months ended June 30, 2016 increased by $2.1 million, or 9%, compared to the corresponding period in 2015. The increases for both periods in 2016 primarily related to growth in our S&M efforts for ZADAXIN, as compared to the corresponding periods in 2015.

We anticipate total S&M expenses for the year ending December 31, 2016 to be higher than those incurred for the year ended December 31, 2015 related to growth in our S&M efforts for ZADAXIN.

Research and Development (“R&D”):

The following tables summarize the period over period changes in our R&D expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Research and development	$4,765	$6,581	-28%	$6,232	$7,669	-19%

R&D expenses for the three months ended June 30, 2016, decreased $1.8 million, or 28%, compared to the corresponding period in 2015. For the three months ended June 30, 2016 and 2015, we recorded $2.0 million and $5.5 million, respectively, related to in-license arrangements with certain licensees and $2.8 million and $1.1 million, respectively related to R&D expenses for clinical and preclinical R&D activities with certain licensees.

R&D expenses for the six months ended June 30, 2016, decreased $1.4 million, or 19%, compared to the corresponding period in 2015. For the six months ended June 30, 2016 and 2015, we recorded $2.0 million and $5.5 million, respectively, related to in-license arrangements, and $4.2 million and $2.2 million, respectively, related to R&D expenses for clinical and preclinical R&D activities with certain licensees.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We anticipate our R&D expenses to increase in 2016 compared to 2015 related to potential license fee payments, milestone payments expected to occur under license arrangements, and related to research and development activities with certain licensees.

General and Administrative (“G&A”):

The following tables summarize the period over period changes in our G&A expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
General and administrative	$8,129	$6,424	27%	$15,572	$13,468	16%

G&A expenses for the three-month period ended June 30, 2016 increased by $1.7 million, or 27%, compared to the corresponding period in 2015. Costs related to the Company’s strategic review to maximize stockholder value increased for the three-month period ended June 30, 2016, compared to the corresponding period in 2015, by approximately $1.2 million including higher legal, tax and other professional costs. In addition, during the three months ended June 30, 2015, the Company recorded a $0.4 million credit to bad debt expense for collection of accounts receivables from a particular customer that had been fully reserved prior to 2015, that did not recur in the corresponding 2016 period.

G&A expenses for the six-month period ended June 30, 2016, increased by $2.1 million, or 16%, compared to the corresponding period in 2015. Costs related to the Company’s strategic review to maximize stockholder value increased for the six-month period ended June 30, 2016, compared to the corresponding period in 2015 by approximately $1.7 million including higher legal, tax and other professional costs. In addition, during the six months ended June 30, 2016, the Company recorded higher professional fees related to other tax matters as well as higher stock-based compensation expense, offset partially by $0.5 million of lower bad debt expense. This bad debt expense was recorded to reserve accounts receivable from a customer that were uncertain of collection during the six months ended June 30, 2015; this amount did not recur in the corresponding 2016 period.

We expect our G&A expenses in 2016 to increase compared to 2015 related to growth in our business and related to our strategic review. As previously announced, our Board is no longer continuing active discussions with potential acquirers which were undertaken as part of the Company’s strategic review process, and determined that at this time remaining an independent publicly traded company is the best path forward to maximize long-term value. However, the Board intends to continue to review and refine the Company’s corporate strategy and evaluate new opportunities and we may continue to incur certain G&A expenses in connection with this evaluation.

SEC Settlement Expense:

We previously recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement with the SEC and DOJ regarding their investigation into possible violations of the FCPA by us, and we recorded an additional charge of $10.8 million associated with the proposed settlement with the SEC in the second quarter of 2015. In February 2016, we entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the settlement agreement, in February 2016 we paid $12.8 million, including disgorgement, pre-judgement interest and a penalty as final settlement. As part of the agreement, we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any actions. Refer to Part I, Item 1, Note 9 “Contingencies” and Part II, Item 1 “Legal Proceedings” for further information on this matter.

Provision (Benefit) for Income Tax:

The provision (benefit) for income taxes primarily relates to taxable income of our China operations. The benefit for income tax was $0.4 million and $0.5 million for the three-month periods ended June 30, 2016 and 2015, respectively, and related to a reduction in our liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations, and a lower tax for the three-month period ended June 30, 2015 related to the restructuring of our China business.

The provision for income tax was $1.6 million and $24,000 for the six-month periods ended June 30, 2016 and 2015, respectively. For the six-month period ended June 30, 2016, our tax provision included $1.3 million of additional tax expense representing the correction of an error related to a previously unrecognized liability for an uncertain tax position in China (refer also to Note 1, “Error Corrections”). In addition, the tax provision for the six-month period ended June 30, 2015 was lower, compared to the six-month period ended June 30, 2016, related to lower tax related to restructuring our China business.

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

The following tables summarize our cash and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	June 30, 2016	December 31, 2015
Cash and cash equivalents	$117,609	$101,403

As of June 30, 2016, we had $117.6 million in cash and cash equivalents, of which $113 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions.

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

Based on our current operating plan, we do not anticipate the need to repatriate undistributed earnings held by foreign subsidiaries accumulated as of December 31, 2015, but we plan to repatriate a portion of current year expected foreign earnings generation to fund our limited US operations. We are providing for US income taxes on a portion of current year expected foreign earnings generation that we anticipate repatriating from our foreign subsidiaries, and our estimated annual effective tax rate for the quarter reflects both the provisions as well as benefits associated with our operations. We do not anticipate having to record any US tax liability related to the repatriation, because US forecasted corporate expenses more than offset the anticipated dividend income. We plan to indefinitely reinvest outside of the US the remaining unrepatriated expected current year foreign earnings generated in 2016.

	Six Months Ended
	June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$19,125	$16,835
Investing activities	$(54)	$(8,321)
Financing activities	$(2,888)	$(1,827)

Net cash provided by operating activities was $19.1 million for the six-months ended June 30, 2016 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Accounts receivable decreased $3.9 million related to payments received from customers during the six months ended June 30, 2016. Accounts payable and accrued liabilities decreased $2.9 million mainly related to a decrease in compensation and benefits and sales and marketing accruals for payments made during the six months ended June 30, 2016.

Net cash provided by operating activities was $16.8 million for the six months ended June 30, 2015 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, provision for doubtful accounts, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $0.1 million and $8.3 million for the six months ended June 30, 2016 and 2015, respectively. As part of our license and supply agreement with Zensun, we agreed to loan up to $12 million in total to Zensun under two separate loan agreements (such lendings are further described in Note 4 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1). Pursuant to these agreements, in the second half of 2014, we loaned $4.75 million to Zensun, and in April 2015, we loaned $7.25 million to Zensun, bringing the total amount loaned to Zensun to $12.0 million. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to our subsidiary, SciClone Pharmaceuticals International China

Holding Ltd. For the six months ended June 30, 2016 and 2015, we also purchased $0.1 million and $1.1 million of property and equipment, respectively.

Net cash used in financing activities was $2.9 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2015, we used $5.3 million to repurchase and retire 595,013 shares of our common stock under our stock repurchase program that expired December 31, 2015. For the six months ended June 30, 2016 we paid $2.9 million, mainly related to employee individual income tax obligations settled by us on the issuances of common stock related to stock awards. For the six months ended June 30, 2015, we received $3.4 million of net proceeds from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans.

The following summarizes our future obligations including uncertain tax positions as of June 30, 2016 (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$4,068	$2,288	$1,780	$—	$—
Purchase obligations (2)	20,766	20,766	—	—	—
Uncertain tax positions (3)	3,703	—	—	—	—
Total	$28,537	$23,054	$1,780	$—	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
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

We intend to continue to explore alternatives for financing to provide additional flexibility in managing our operations, in-licensing new products, particularly for China, and potential acquisitions, as may be required. In addition, as previously disclosed, our Board intends to continue to review and refine the Company’s corporate strategy and evaluate new strategic opportunities to enhance stockholder value. The unavailability or the inopportune timing of any financing could prevent or delay our long-term product development and commercialization programs, either of which could hurt our business. We cannot assure you that funds from financings, if any, will be sufficient to in-license additional products. The need, timing and amount of any such financing would depend upon numerous factors, including the level and price of our products, the timing and amount of manufacturing costs related to our products, the availability of complementary products, technologies and businesses, the initiation and continuation of preclinical and clinical trials and testing, the timing of regulatory approvals, developments in relationships with existing or future collaborative parties, the status of competitive products, and various alternatives for financing. We have not determined the timing or structure of any transaction.

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

Effective January 1, 2016, our new contractual arrangement with our China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing through December 31, 2015 under an expired older contractual arrangement) of a portion of the Company’s revenue invoiced to Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). There currently are no situations involving provinces with tender prices below the reference (baseline) tender price. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed and invoiced to the distributor. We expect that price compensation receivable will be recognized in the quarters following the original sale pursuant to the price adjustment mechanism. For example, we expect that price compensation receivable related to the first half of 2016 will be recognized in the third or fourth quarter of 2016.

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contracts, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met.

Revenue Reserve. We maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of June 30, 2016 and December 31, 2015, our revenue reserves were approximately zero and $0.1 million, respectively; the reserves were recorded as accrued liabilities on our unaudited condensed consolidated balance sheets.

We evaluate our returns reserve quarterly and adjust it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect our results of operations or financial position. It is possible that we may need to adjust our estimates in future periods.

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our critical accounting policies, estimates and judgments for the three or six months ended June 30, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, other than the changes in our revenue recognition practices for sales of ZADAXIN to Sinopharm effective from January 1, 2016 as discussed in the foregoing paragraphs under the subcaption “Product Revenue”.

New Accounting Standards Updates

Please refer to Note 1 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of new accounting standards updates that may impact the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls

Our management, including our CEO and CFO, evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, and concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, we have taken, and continue to take certain steps to enhance our existing anti-bribery compliance efforts, including (i) evaluating and expanding our training of employees regarding understanding of and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluating existing compliance and anti-bribery policies and guidelines and preparing new, more detailed policies and guidelines for implementation after review by our Board of Directors and/or committees of the Board of Directors, (iii) implementing a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third-party events, (iv) establishing an automated system for recording and approving travel and entertainment expenditures, and (v) hiring a Vice President of Compliance and an Internal Audit Director to monitor and enforce compliance with our policies. Also, upon the recommendation of the Special Committee, the Audit Committee of the Board has retained a third-party consultant to observe and make recommendations regarding our FCPA compliance. We will continue to emphasize the importance of compliance and ethical business conduct.

NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) was a party to a Distribution and Supply Agreement with MEDA originally entered into in 2007. Following our acquisition of NovaMed Shanghai in 2011, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed Shanghai does not believe that MEDA had a right of termination under the agreement. NovaMed Shanghai filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 2, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed Shanghai before any product rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed Shanghai to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed Shanghai. On April 30, 2014, NovaMed Shanghai informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed Shanghai filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC. On April 20, 2016, the Second Arbitral Tribunal ordered the bifurcation of the proceedings. The first stage of the proceedings will deal with the question whether NovaMed Shanghai in principle has claims against MEDA. A first oral hearing took place on July 6 and 7, 2016. The parties have been invited to comment on the issues raised at the first hearing until October 14, 2016. If one party feels the need to then respond to the other party's submission, the Second Arbitral Tribunal will at its discretion grant such opportunity to file an additional submission until November 11, 2016. In parallel, the parties are in settlement discussions.

The date for the next hearing has not yet been scheduled. The amount of any final payment to NovaMed Shanghai remains uncertain, and as such the Company has not recognized it as a gain contingency.

Item 1A.  Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $14.2 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively, and have reported full year annual net income since fiscal 2009, we have experienced occasional quarterly losses and as a result of accumulated annual operating losses prior to fiscal 2009, we have an accumulated deficit of approximately $104 million as of June 30, 2016. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

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

•	market perceptions of our strategic review process;
•	progress and results of clinical trials and the regulatory approval process in Europe and in China;
•	timing and achievement of our corporate objectives;
•	charges related to expired inventory or bad debt;
•	terminations of, or changes in our agreements or relationships with collaborative partners;
•	announcements of technological innovations or new products by us or our competitors;
•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;
•	developments or disputes concerning patent or proprietary rights;
•	changes in the composition of our management team or Board of Directors;
•	changes in company assessments or financial estimates by securities analysts;
•	changes in assessments of our internal control over financial reporting;

•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•

unanticipated increases in our G&A expense due to legal and accounting expenses, including expenses relating to our strategic review, our dispute with MEDA, and arising out of matters relating to any additional or uncorrected control deficiency or related matters;

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

Our revenue will continue to be substantially dependent on our sales of ZADAXIN in China. *

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the six months ended June 30, 2016 and 2015, approximately 95% and 96% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of provincial agencies’ pricing reform.

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

While in June 2013 we renewed our promotion agreement with Baxter for a 5-year term through December 2017 and in July 2014 we renewed our product distribution agreement with Pfizer for a 5-year term through June 2019, our promotion agreements with Sanofi Aventis S.A. (“Sanofi”) were not renewed and expired on December 31, 2013. In addition, in August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, and return all rights to the product to Cardiome. We continue to assess the financial performance of the products we promote under our agreements and their overall value within our entire portfolio of products. Over time, we anticipate the product mix that we promote will change which may affect our revenues and profitability in the future. Terminations or failures to renew these or any other agreement as to some or all of the products covered by the agreement could result in a decline in revenue and in other costs including restructuring charges if a resulting revenue decline required us to reduce costs. On the other hand, if we are successful in negotiating better terms there may be a positive impact on our revenues and profitability.

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

There can be no assurance that our review of strategic opportunities will result in pursuing or completing a particular transaction.

In early February 2016, we announced that our Board of Directors had initiated a process to identify, examine and consider a range of strategic alternatives available to us with a view to enhancing stockholder value and had engaged Lazard as its financial advisor to assist the Board in evaluating strategic alternatives. In July 2016, we announced that our Board is no longer continuing active discussions with potential acquirers which were undertaken as part of its strategic review process and that the Board will continue to evaluate additional strategic opportunities while continuing to focus on growing the Company's business. This announcement had adverse effects on our stock price, and may have adverse effects on our customer relationships and retention of key employees. In addition, there can be no assurance that the evaluation of potential strategic opportunities will result in either pursuing any different strategic operational approach or completing any particular transaction. We also may not accurately assess the risks and uncertainties associated with engaging or not engaging in a strategic opportunity, and the anticipated benefits from pursuing any such opportunity may not materialize. In addition, undertaking a strategic process could divert management’s time and focus from operating our business, potentially having adverse effects on our existing business relationships and our key employees.

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

In December 2012, the SEC brought administrative proceedings against five accounting firms, including our independent registered public accounting firm, in China, alleging that they had refused to produce audit work papers and other documents related to certain other China-based related companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms, including our registered public accounting firm, appealed to the SEC against this sanction decision. In February 2015, the four PRC-based accounting firms agreed to a censure and to pay $500,000 each to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit US-listed companies. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission. If the firms don’t follow the procedures, the SEC could impose penalties such as suspensions, or it could restart the current enforcement case administrative proceedings.

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

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. Economic growth rates in China are slowing and there has been significant volatility in the stock indexes within China. The Chinese government is believed to take an active role in influencing stock indexes and in many other areas, but there is no assurance that growth rates will not continue to decline. Slowing growth in China, stock market volatility and uncertainty in economic conditions, may cause a decline in sales of ZADAXIN or negatively impact our other products. A decline in demand for our products in China could materially and adversely affect our revenues and results of operations.

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

We rely on third parties who are our sole source suppliers for our clinical trial and commercial products and their inability to deliver products that meet our quality-control standards could delay or harm one or more important areas of our business including our sales, clinical trials or the regulatory approval process. *

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. If we experience a problem with the manufacturer or our suppliers, our sales may suffer. We have experienced difficulties with obtaining product from manufacturers in the past. During 2012, we experienced limitations on supply of several products we were promoting (each of which we no longer market) and the growth in the sales of those products was affected. During 2011, we experienced manufacturing delays related to repairs for general, non-production-related facilities equipment at one of our API suppliers. During 2010, we experienced difficulties validating upgrades to equipment with one of our API manufacturers. Although we are taking steps to ensure that such problems do not continue, there is no assurance that we will either be successful in doing so with our current supplier or be able to timely and cost-effectively qualify new suppliers for this component. Manufacturing interruptions or failure or delay of product to meet quality assurance specifications could adversely affect shipments and recognition of sales of our products in any period and impair our relationships with customers and our competitive position and may increase the cost of material produced. In addition, each of the products that are marketed through our NovaMed Shanghai subsidiary is manufactured by, or obtained from, a single source.

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

We are subject to the risk of increased income taxes which could reduce our future income.  *

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

Our loans receivable are subject to certain risks which could materially adversely affect our financial position. *

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of June 30, 2016. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If the real property which comprises the majority of the value of all of the assets pledged as security were to suffer a decrease in its value due to macroeconomic conditions or local market-specific factors impacting commercial real estate market values, such a fact may represent an indication of loan impairment. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On August 4, 2016, in connection with the Company no longer continuing active discussions with potential acquirers which were undertaken as part of its strategic review process as previously announced, the Board of Directors of the Company approved a retention program to provide incentives for key employees, including certain named executive officers, to remain with the Company and to reward them for their continuing efforts (the “Retention Plan”). The Retention Plan replaces the prior stay bonus program previously implemented as part of the strategic review and provides that participating employees remaining with the Company through December 31, 2016 (for US and Hong Kong participants) or March 31, 2017 (for PRC participants) will receive a cash payment equal to 3, 4, 6 or 9 months’ base salary depending on their role with the Company. The Board also approved grants of restricted stock units (“RSUs”) to a limited subset of participating employees. To avoid duplication of benefits, in the event of any change in control prior to March 31, 2017, amounts payable to participants with Employee Retention Agreements or similar agreements would reduce amounts payable under such agreements and any RSUs granted under the Retention Plan would not vest but would be terminated and canceled in full. With respect to the named executive officers of the Company, the Retention Plan provides that if that Friedhelm Blobel, Wilson Cheung, Robert King and Hong Zhao remain with SciClone through April 30, 2017, in the case of Dr. Blobel, or December 31, 2016 for the others, such officer will receive a cash payment of $487,500, $195,585, $173,489 and $235,742, respectively. The Board has additionally approved a grant of 40,000 RSUs for Dr. Blobel and 30,000 RSUs for each of Mr. Cheung and Mr. Zhao, in each case vesting on August 15, 2017 unless terminated and cancelled as described above.

Item 6.  Exhibits

Exhibit
Number	Description
10.1(1)*	Manufacturing Services Agreement by and between Lonza Sales Ltd. and SciClone Pharmaceuticals International, Ltd., effective April 30, 2014 (“Manufacturing Services Agreement”).
10.2(1)*	Amendment No. 1 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of March 22, 2015.
10.3(1)*	Amendment No. 2 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of July 22, 2015.
10.4(1)*	Amendment No. 3 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of December 5, 2015.
10.5(1)*	Amendment No. 4 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of May 31, 2016.
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SCICLONE PHARMACEUTICALS, INC.

Date: August 9, 2016	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1(1)*	Manufacturing Services Agreement by and between Lonza Sales Ltd. and SciClone Pharmaceuticals International, Ltd., effective April 30, 2014 (“Manufacturing Services Agreement”).
10.2(1)*	Amendment No. 1 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of March 22, 2015.
10.3(1)*	Amendment No. 2 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of July 22, 2015.
10.4(1)*	Amendment No. 3 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of December 5, 2015.
10.5(1)*	Amendment No. 4 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of May 31, 2016.
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and six-months ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Filed herewith.
(2)	Furnished herewith.