Form 10-Q
period 2016-09-30
SCICLONE PHARMACEUTICALS INC
filed 2016-11-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   ☐   No   ☒

As of November 2,  2016,  51,053,583 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$130,113	$101,403
Restricted cash in escrow for SEC settlement (Note 9)	—	12,826
Accounts receivable, net of allowances of $91 and $594 as of September 30, 2016 and December 31, 2015, respectively	37,749	39,363
Inventories	13,751	10,976
Prepaid expenses and other current assets	2,529	3,654
Deferred tax assets	94	299
Total current assets	184,236	168,521
Property and equipment, net	1,826	2,651
Investments in third party (Note 10)	2,718	—
Goodwill	32,101	32,979
Other assets	12,480	12,468
Total assets	$233,361	$216,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,736	$4,495
Accrued and other current liabilities	19,882	32,151
Deferred revenue	—	174
Total current liabilities	24,618	36,820
Other long-term liabilities	78	87
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 50,872,875 and 49,533,835 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	51	50
Additional paid-in capital	301,433	296,086
Accumulated other comprehensive income	1,357	2,070
Accumulated deficit	(94,176)	(118,494)
Total stockholders’ equity	208,665	179,712
Total liabilities and stockholders’ equity	$233,361	$216,619

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$39,457	$41,986	$112,646	$112,356
Promotion services	1,087	894	3,388	2,038
Total net revenues	40,544	42,880	116,034	114,394
Operating expenses:
Cost of product sales	5,585	6,853	17,110	17,131
Sales and marketing	13,320	15,073	40,104	39,746
Research and development	3,288	1,039	9,520	8,708
General and administrative	7,900	7,294	23,472	20,762
SEC settlement expense	—	26	—	10,826
Total operating expenses	30,093	30,285	90,206	97,173
Income from operations	10,451	12,595	25,828	17,221
Non-operating income (expense):
Interest and investment income	270	252	792	614
Other income (expense), net	451	(281)	330	(305)
Income before provision for income tax	11,172	12,566	26,950	17,530
Provision for income tax	1,056	587	2,632	611
Net income	$10,116	$11,979	$24,318	$16,919

Basic net income per share	$0.20	$0.24	$0.49	$0.34
Diluted net income per share	$0.19	$0.23	$0.46	$0.32

Weighted average shares used in computing:
Basic net income per share	50,379	49,869	49,957	49,920
Diluted net income per share	52,595	52,126	52,482	52,344

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$10,116	$11,979	$24,318	$16,919
Other comprehensive loss, net of income tax
Foreign currency translation	(123)	(661)	(713)	(618)
Total other comprehensive loss	(123)	(661)	(713)	(618)
Total comprehensive income	$9,993	$11,318	$23,605	$16,301

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income	$24,318	$16,919
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	4,576	3,437
Provision for doubtful accounts	—	541
Provision for expiring inventory	34	—
Depreciation and amortization	737	802
Loss on disposal of fixed assets	1	2
Deferred income taxes	199	12
Changes in operating assets and liabilities:
Accounts receivable, net	1,572	(526)
Inventories	641	1,215
Prepaid expenses and other assets	686	692
Accounts payable	(2,470)	(4,076)
Accrued and other current liabilities	845	11,822
Deferred revenue	(174)	(394)
Other long-term liabilities	(8)	(80)
Net cash provided by operating activities	30,957	30,366
Investing activities:
Investments in third party (Note 10)	(2,718)	—
Loans to third party (Note 4)	—	(7,250)
Proceeds from the sale of short-term investments	—	75
Purchases of property and equipment	(141)	(1,152)
Net cash used in investing activities	(2,859)	(8,327)
Financing activities:
Repurchase of common stock including commissions	—	(12,811)
Proceeds related to issuances of common stock, net	610	3,696
Net cash provided by (used in) financing activities	610	(9,115)
Effect of exchange rate changes on cash and cash equivalents	2	72
Net increase in cash and cash equivalents	28,710	12,996
Cash and cash equivalents, beginning of period	101,403	86,228
Cash and cash equivalents, end of period	$130,113	$99,224

Supplemental disclosure of non-cash operating activities:
Release of restricted cash in escrow for SEC settlement	$12,826	$—

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

Sinopharm contributed 92% and 98% of the Company’s total net revenue for the three-month periods ended September 30, 2016 and 2015, respectively, which revenues related to the Company’s China segment. Sinopharm contributed 92% of the Company’s total net revenue for both the nine-month periods ended September 30, 2016 and 2015, which revenues related to the Company’s China segment. There were no other customers that exceeded 10% of the Company’s total net revenue in the periods presented.

Total ZADAXIN product sales were $37.8 million or 93% of total net revenues, and were $39.2 million or 91% of total net revenues, for the three months ended September 30, 2016 and 2015, respectively. Total ZADAXIN product sales were $107.9 million or 93% of total net revenues, and were $105.9 million or 93% of total net revenues, for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, approximately $34.8 million, or 92%, of the Company's accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

Per the Company’s previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (the Company’s sole distributor for ZADAXIN in China) which took effect January 1, 2016, the Company’s sales of ZADAXIN to Sinopharm were denominated in US dollars through June 30, 2016. However, the established importer price was adjusted quarterly based upon exchange rate fluctuations between the US dollar and Chinese Yuan Renminbi (“RMB”). Effective July 1, 2016, the Company’s sales of ZADAXIN to Sinopharm are and will be denominated in RMB. A significant portion of the Company’s other revenues and expenses are also denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB and all are exposed to foreign exchange risk. In the recent year and months, the RMB has experienced devaluation. Such devaluation negatively affects the US dollar value of revenues while it positively affects the US dollar value of China operating expenses.  RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at the exchange rates quoted by the People’s Bank of China. Remittances in currencies other than RMB by the Company in China require certain supporting documentation in order to process the remittance.

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

As of December 31, 2015, the Company had a receivable reserve of $0.5 million related to accounts receivable from one customer that was more than one year past due. During 2014, the Company’s subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with this customer providing for settlement of the receivable balance, which at the time was $1.9 million, of which $1.0 million was paid in 2014. SPIL China collected $0.4 million under this agreement in May 2015 and this gain on recovery was recorded as a $0.4 million reduction to general and administrative expense for the nine-month period ended September 30, 2015. In March 2016, SPIL China collected the remaining $0.5 million from this customer and this gain on recovery was recorded as a reduction to general and administrative expense for the first quarter of 2016. The Company recognized $0.5 million of bad debt expense in general and administrative expense during the first quarter of 2015 related to past due receivables from another customer, due to uncertainty regarding the collectability of the customer’s outstanding receivable balance. The Company wrote-off the $0.5 million of past due accounts receivable from this customer during the fourth quarter of 2015 as uncollectible. As of September 30, 2016, the Company had a receivable reserve of $0.1 million.

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

Effective January 1, 2016, the Company’s new contractual arrangement with its China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing under the old contractual arrangement through December 31, 2015) of a portion of the Company’s revenue due from Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. The tender price is the ultimate retail end price approved by provincial authorities. There is a price mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed upon arrival at destination. To date, there are no situations where a provincial tender price is less than the reference (baseline) tender price. The distributor is invoiced for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed with the distributor. It is expected that the price compensation due to the Company related to sales in a quarter under the price adjustment mechanism for provinces with tender prices above the reference (baseline) tender price will be recognized on a rolling two-to-three quarter delayed basis relative to the originating sales quarter.

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

As of September 30, 2016 and December 31, 2015, the Company’s revenue reserves were $0.1 million.

Investments

As of September 30, 2016, the Company’s investment portfolio included an available-for-sale investment in the common stock of a third party (Note 10) categorized within Level 2 of the fair value hierarchy. This investment security was acquired in early September 2016. The Company records unrealized gains or losses on available-for-sale investments in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale investments are included in earnings.

Available-for sale investments are evaluated for impairment each reporting period. An investment is considered impaired if the fair value of the investment is less than its cost. If after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the condensed consolidated statement of operations.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items, including pharmaceutical products approaching their expiration dates. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value. For the three- and nine-month periods ended September 30, 2016, the Company recorded inventory write-downs to cost of product sales of approximately $0 and $34,000, respectively, related to ZADAXIN inventory expected to expire. For the three- and nine-month periods ended September 30, 2015, the Company recorded no write-downs related to inventory.

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

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of September 30, 2016 and December 31, 2015, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$10,116	$11,979	$24,318	$16,919
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	50,379	49,869	49,957	49,920
Effect of dilutive securities	2,216	2,257	2,525	2,424
Weighted-average shares outstanding used to compute diluted net income per share	52,595	52,126	52,482	52,344
Basic net income per share	$0.20	$0.24	$0.49	$0.34
Diluted net income per share	$0.19	$0.23	$0.46	$0.32

For the three months ended September 30, 2016 and 2015, outstanding stock options and awards for 2,394,941 and 1,514,534 shares were excluded from the calculation of diluted net income per share because the effect from the assumed exercise or issuance of these options and awards calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended September 30, 2016 and 2015, outstanding stock options and awards for 275,000 and 312,500 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

For the nine months ended September 30, 2016 and 2015, outstanding stock options and awards for 2,151,751 and 1,043,815 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise or issuance of these options and awards calculated under the treasury stock method would have been anti-dilutive. In addition, for the nine months ended September 30, 2016 and 2015, outstanding stock options and awards for 275,000 and 325,137 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met.

Error Corrections

The Company revised its condensed consolidated statement of income for the nine months ended September 30, 2015 by reducing general and administrative expense and increasing sales and marketing expense by $0.7 million for costs incurred related to marketing events.

The Company provided $1.3 million of additional income tax expense, and recorded a corresponding accrual in accrued and other current liabilities, during the nine months ended September 30, 2016 to correct an error. The error corrected reflected the recognition of a previously unrecognized liability for an uncertain tax position related to the potential nondeductibility, under the People’s Republic of China (“PRC”) tax regulations, of certain marketing costs related to the Company’s China operations. The adjustment related to tax years 2013 to 2015 and reflected the estimated tax exposure for each year as well as accrued interest thereon; such tax and interest amounts were $0.4 million, $0.5 million, and $0.4 million for the full years 2013, 2014, and 2015, respectively. The Company’s management evaluated the effects of the error on each prior annual and interim period, as well as the total error accumulated at the end of each respective prior period, and concluded under both approaches that the effects of the error were not material to previously issued annual or interim financial statements. The Company’s management also evaluated the total amount of the error correction in relation to projected results for full year 2016 and concluded the impact is not expected to be material to the projected annual results. Accordingly, the total adjustment was recorded out-of-period in the first nine months of 2016. Management also concluded that the relevant amounts were not material to current liabilities or stockholders’ equity in any prior period or the current period.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities”. The amended guidance (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, or calendar 2018 for the Company. The amended guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of adoption of this update on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The Company currently plans to implement this ASU as required in the first quarter of calendar 2017. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230)." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As the likelihood of the Company experiencing one or more of the eight particular specified transactions is low, ASU 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2016 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2016
Money market funds	$19,693	$—	$—	$19,693
Common stock investments in third party (Note 10)	—	2,718	—	2,718
Total	$19,693	$2,718	$—	$22,411

Fair Value Measurements as of December 31, 2015 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Money market funds	$19,678	$—	$—	$19,678
Total	$19,678	$—	$—	$19,678

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$4,367	$3,871
Work in progress	258	535
Finished goods	9,126	6,570
	$13,751	$10,976

Included in the Company’s inventory as of September 30, 2016 and December 31, 2015 was $3.0 million and $3.3 million, respectively, in inventory held at distributors related to  non-ZADAXIN products.

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

With respect to lender SciClone China, Zensun can make RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$232,000 as of September 30, 2016) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SPIL China, Zensun could request US-dollar denominated borrowings up to $11.75 million. As of September 30, 2016, borrowings totaling $11.75 million had been requested by Zensun and paid by SPIL China with $4.5 million lent in the second half of 2014 and $7.25 million lent in the second quarter of 2015. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the overall loan agreement. These borrowings mature on September 26, 2017, with an option (granted at loan origination) electable by the borrower to extend for two additional years provided certain conditions are met. As of September 30, 2016, the borrower had notified the Company of its intent to exercise its option to extend the borrowings for two additional years. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of evidence of the market value of the pledged security indicating such market value exceeded the outstanding loan principal, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payments of interest, concluded there were no indications of loan impairment as of September 30, 2016 or December 31, 2015; accordingly, there is no allowance for losses.

The two loans are included in “other assets” on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015. Interest income on the loans amounted to $0.2 million for both the three months ended September 30, 2016 and 2015. Interest income on the loans amounted to $0.7 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in interest and investment income in the unaudited condensed consolidated statements of income.

Note 5 — Goodwill

The following table represents the change in goodwill for the nine months ended September 30, 2016  (in thousands):

Balance as of December 31, 2015	$32,979
Translation adjustments	(878)
Balance as of September 30, 2016	$32,101

Note 6 — Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued SEC settlement loss (Note 9)	$—	$12,826
Accrued sales and marketing expenses	7,300	8,511
Accrued taxes, tax reserves and interest	5,772	4,323
Accrued compensation and benefits	3,881	4,341
Accrued professional fees	1,241	1,130
Accrued manufacturing costs	1,173	444
Other	515	576
	$19,882	$32,151

Note 7 — Accumulated Other Comprehensive Income (Loss)

Changes in the composition of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

Balances as of July 1, 2016	$1,480
Other comprehensive loss related to foreign currency translation	(123)
Balances as of September 30, 2016	$1,357

Balances as of July 1, 2015	$3,307
Other comprehensive loss related to foreign currency translation	(661)
Balances as of September 30, 2015	$2,646

Balances as of January 1, 2016	$2,070
Other comprehensive loss related to foreign currency translation	(713)
Balances as of September 30, 2016	$1,357

Balances as of January 1, 2015	$3,264
Other comprehensive loss related to foreign currency translation	(618)
Balances as of September 30, 2015	$2,646

Note 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income  (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales and marketing	$286	$217	$728	$685
Research and development	92	65	200	159
General and administrative	1,729	1,079	3,648	2,593
	$2,107	$1,361	$4,576	$3,437

Stock Options

During the nine months ended September 30, 2016, the Company granted options to purchase a total of 1,390,000 shares of common stock and options to purchase 1,630,359 shares of common stock were exercised. As of September 30, 2016, there was approximately $7.4 million of unrecognized compensation expense, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.50 years.

Restricted Stock Units (RSUs)

During the nine months ended September 30, 2016, 315,000 RSUs were granted at a grant date fair value per share of $10.01 and 150,500 RSUs vested. As of September 30, 2016, there was approximately $4.3 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted-average remaining period of approximately 1.48 years.

Repurchase of Common Stock

The Company repurchased and retired 1,526,306 shares at a cost of $12.8 million during the nine-month period ended September 30, 2015 under its share repurchase program that expired December 31, 2015.

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

NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed Shanghai, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed Shanghai does not believe that MEDA had a right of termination under the agreement. NovaMed Shanghai filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 2, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed Shanghai before any product rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed Shanghai to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed Shanghai. On April 30, 2014, NovaMed Shanghai informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed Shanghai filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC. On April 20, 2016, the Second Arbitral Tribunal ordered the bifurcation of the proceedings. The first stage of the proceedings will deal with the question whether NovaMed Shanghai in principle has claims against MEDA. A first oral hearing took place on July 6 and 7, 2016. The parties were originally invited to comment on the issues raised at the first hearing until October 14, 2016. Due to ongoing settlement negotiations between the parties this deadline has been extended to December 23, 2016. If one party feels the need to then respond to the other party's submission, the Second Arbitral Tribunal will at its discretion grant such opportunity to file an additional submission until February 6, 2017.  The parties are further expected to file cost submissions by February 13, 2017. In parallel, the parties are in settlement discussions. The date for the next hearing has not yet been scheduled. The amount of any final payment to NovaMed Shanghai remains uncertain, and as such the Company has not recognized it as a gain contingency.

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of September 30, 2016, the Company did not have any material unmet purchase obligations.

Note 10 — Investments in Third Party

On September 9, 2016, the Company and Soligenix, Inc. (trading under ticker “SNGXD” on the OTCQB over-the-counter market) entered into an exclusive license agreement (the “License Agreement”), including a common stock purchase agreement, pursuant to which Soligenix granted rights to the Company to develop, promote, market, distribute and sell an oral mucositis-targeted drug candidate (“SGX942”) in the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam (the “Territory”). Under the terms of the License Agreement, the Company will be responsible for all aspects of development, product registration, and commercialization in the Territory, having access to data generated by Soligenix. In exchange for exclusive rights, beyond an upfront payment, the Company will pay to Soligenix royalties on net sales, and Soligenix will supply commercial drug product to the Company on a cost-plus basis, while maintaining worldwide manufacturing rights. This exclusive agreement builds on an existing collaboration between the two companies established in 2013, in which the Company provided its complete oral mucositis clinical and regulatory data library to Soligenix in exchange for certain, previously undisclosed, commercialization rights to the oral mucositis drug candidate in the Greater China market. As the Company obtained rights for Greater China (mainland China, Hong Kong, and Macau) in the earlier 2013 exchange, the September 2016 agreement in substance represented the acquisition of additional rights for Taiwan, South Korea, and Vietnam.

As part of the License Agreement, the Company entered into a common stock purchase agreement with Soligenix pursuant to which the Company bought 3,529,412 shares of Soligenix common stock.  These common shares are unregistered but the Company has demand registration rights and can compel a registration of the securities in a reasonably short time in the event the Company plans to sell the shares. The total cash consideration of $3,000,000 paid to Soligenix at the time of the transaction reflected the purchase price of the common stock and the consideration for expanded territorial rights in South Korea, Taiwan and Vietnam.

As of the transaction date, the common stock was recorded at an initial cost of $2.7 million representing publicly available quoted prices. As of September 30, 2016, the fair value of the Soligenix common stock investment was $2.7 million and unrealized gains (losses) on the investment were zero. The Company is holding the Soligenix shares in  the context of a business relationship, and as such has classified them as available-for-sale. The common stock investment will be adjusted to fair value at each reporting date with unrealized gains (losses) reported as a component of other comprehensive income (loss). The residual cash consideration of $0.3 million related to the expanded territorial rights was recorded as research and development expense for the three- and nine-month periods ended September 30, 2016.

Note 11 — In-License Costs

For the three- and nine-month periods ended September 30, 2016, the Company recognized $0.3 million and $2.3 million of research and development (“R&D”) expenses for upfront and milestone payments related to in-license agreements. For the three-and nine-month periods ended September 30, 2015, the Company recognized $0 and $5.5 million, respectively, in R&D expenses related to upfront and milestone payments for its in-license agreements, primarily with Theravance Biopharma, Inc.

Note 12 — Income Taxes

The provision for income taxes primarily relates to taxable income of the Company’s China operations. The provision for income tax was $1.1 million and $0.6 million for the three-month periods ended September 30, 2016 and 2015, respectively. The lower tax for the three-month period ended September 30, 2015 primarily related to the restructuring of the Company’s China business. The provision for income tax was $2.6 million and $0.6 million for the nine month periods ended September 30, 2016 and 2015, respectively. For the nine-month period ended September 30, 2016, the Company’s tax provision included

$1.3 million of additional tax expense representing the correction of an error related to a previously unrecognized liability for an uncertain tax position in China (refer also to Note 1, “Error Corrections”). In addition, the tax provision for the nine-month period ended September 30, 2015 was lower, compared to the nine-month period ended September 30, 2016, due to lower tax related to restructuring the Company’s China business. The Company’s statutory tax rate in China was 25% in 2016 and 2015.

The Company has concluded that its offshore undistributed accumulated earnings as of December 31, 2015 were indefinitely reinvested, and has therefore provided no taxes thereon. The Company concluded that a portion of its earnings expected to be generated by foreign subsidiaries in 2016 will be repatriated to the parent company in order to address the parent company’s liquidity needs. A dividend distribution was already made to the parent company in early 2016 and further distributions may be made. The actual repatriation year-to-date and any further anticipated repatriations, however, are not expected to result in any additional US federal or state tax liability for 2016 as ongoing tax-deductible corporate expenses already incurred and expected to be incurred by the parent company more than offset the amount of the taxable income represented by the dividend distributions. These actual amounts and expectations have been reflected in the Company’s estimated annual effective tax rate for 2016.

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

The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Revenues for geographic segments are generally based on the location of customers. Operating income (loss) for each segment includes revenues, related cost of sales and operating expenses directly attributable to the segment. Operating income (loss) for each segment excludes non-operating income and expense. Summary information by operating segment for the three- and nine-month periods ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
China	$38,315	$40,676	$110,442	$109,388
Rest of the World (including the US and Hong Kong)	2,229	2,204	5,592	5,006
Total net revenues	$40,544	$42,880	$116,034	$114,394
Income (loss) from operations:
China	$14,500	$14,649	$41,154	$34,650
Rest of the World (including the US and Hong Kong)	(4,049)	(2,054)	(15,326)	(17,429)
Total income from operations	$10,451	$12,595	$25,828	$17,221
Non-operating income (expense), net:
China	$719	$(44)	$1,113	$288
Rest of the World (including the US and Hong Kong)	2	15	9	21
Total non-operating income (expense), net	$721	$(29)	$1,122	$309
Income (loss) before provision for income tax:
China	$15,219	$14,605	$42,267	$34,938
Rest of the World (including the US and Hong Kong)	(4,047)	(2,039)	(15,317)	(17,408)
Total income before provision for income tax	$11,172	$12,566	$26,950	$17,530

Long-lived assets as of September 30, 2016 and December 31, 2015 by operating segment are as follows (in thousands):

	September 30,	December 31,
	2016	2015

China	$47,755	$46,315
Rest of the World (including the US and Hong Kong)	1,370	1,783
	$49,125	$48,098

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

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; DC Bead®, a product for the embolization of malignant hypervascularized tumors, for which we initiated sales and recorded product revenue beginning in the third quarter of 2015, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). Through June 30, 2015, our product sales revenues also included Aggrastat®, an intervention cardiology product launched in China in 2009, in-licensed from Cardiome Pharma Corp (“Cardiome”). In August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, thereby terminating our exclusive distribution rights in China, and returning all rights to the product to Cardiome. We recorded Aggrastat revenues of $1.8 million for the nine months ended September 30, 2015,  none thereafter, and we do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as an immune system enhancer according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of

the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3A with over 500 beds) as well as mid-size hospitals (class 2A). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by piloting e-commerce approaches to reach customers. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis, and on September 26, 2016, we announced the first patient has been treated in the investigator-initiated clinical trial in sepsis using ZADAXIN in China.

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

We are also pursuing the registration of Loramyc®, a mucoadhesive tablet formulation of miconazole lauriad to treat oropharyngeal candidiasis.

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

On September 26, 2016, we also announced the first patient has been treated in the Phase 1 proof-of-concept trial of PT-112, a multi-targeted platinum-pyrophosphate anticancer agent being developed for patients with advanced solid tumors, in Taiwan. PT-112 is a key early-stage asset supporting our strategy to expand our oncology portfolio and drive long-term growth. We obtained, in 2015, exclusive development and commercialization rights to PT-112 from Phosplatin Therapeutics for Greater China (mainland China, Hong Kong, and Macau) and Vietnam, along with option rights in South Korea and Taiwan.

On September 12, 2016, we and Soligenix, Inc. announced that we entered into an exclusive license agreement granting rights to SciClone to develop, promote, market , distribute and sell SGX942 (dusquetide), a novel, first-in-class therapy being developed for the treatment of oral mucositis in patients with head and neck cancer. The licensing agreement includes the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam (the “Territory”). This exclusive agreement builds on an existing collaboration, in which we provided our complete oral mucositis clinical and regulatory data library to Soligenix in exchange for certain, previously undisclosed, commercialization rights to SGX942 in the Greater China market. The Phase 2 preliminary results reported by Soligenix, Inc. showed a significant reduction in the duration of severe oral mucositis in patients receiving chemoradiation therapy for treatment of their head and neck cancer.

Under the terms of the agreement, we transferred cash consideration of $3 million to Soligenix for 3,529,412 shares of Soligenix common stock and expanded rights for SGX942 in Taiwan, South Korea, and Vietnam, as we had previously obtained rights for Greater China in the 2013 exchange. In addition, we will be responsible for all aspects of development, product registration and commercialization in the Territory, having access to data generated by Soligenix. In the future, we will pay to Soligenix royalties on net sales, and Soligenix will supply commercial drug product to us on a cost-plus basis, while maintaining worldwide manufacturing rights.

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

Our license agreement with Taiwan Liposome Company (“TLC”) grants us a license and the exclusive rights in China to promote, market, distribute and sell ProFlow®  for the treatment of peripheral arterial disease (“PAD”) and other indications. In November 2014, TLC was notified by the CFDA that ProFlow did not receive clinical trial approval.  TLC appealed the decision and the CFDA has not rendered a final decision.

In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of NeucardinTM in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a New Drug Application (“NDA”) was submitted to and accepted for review by the CFDA in 2012. In December 2013, the CFDA informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. As part of our agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of September 30, 2016 (refer to Note 4 to the unaudited condensed consolidated financial statements appearing under Part I, Item 1 for further information regarding the Zensun loans).

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

In addition, our new contractual arrangement with Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Ltd (Sinopharm), our China distributor for ZADAXIN, which commenced January 1, 2016 is resulting in the later recognition (relative to practices prevailing through December 31, 2015 under the expired prior contractual arrangement) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price (ultimate retail end price approved by provincial authorities) is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the referenced (baseline) tender price) is recorded as revenue at the time the sale is completed upon arrival at destination. Currently, there are no provinces with lower-than-reference tender prices leading to price compensation payable. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed upon with the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing. For example, we expect that the price compensation receivable due to us from the distributor for higher tender price provinces for a quarter will be recognized on a two-to-three quarter delayed basis relative to the originating sales quarter going forward.

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

We believe our cash and cash equivalents as of September 30, 2016 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following tables summarize the period over period changes in our product sales and promotion services revenues (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Product sales, net	$39,457	$41,986	-6%	$112,646	$112,356	0%
Promotion services	1,087	894	22%	3,388	2,038	66%
Total net revenues	$40,544	$42,880	-5%	$116,034	$114,394	1%

Product sales were $39.5 million for the three-month period ended September 30, 2016 compared to $42.0 million for the corresponding period in 2015, a decrease of $2.5 million, or 6%. ZADAXIN sales were $37.8 million for the three-month period ended September 30, 2016, compared to $39.2 million for the corresponding period of 2015, a decrease of $1.4 million or 3%, which mainly related to a 12% increase in volume sold, offset by a 9% decrease in selling price related to a decrease in the list price of ZADAXIN in Zhejiang province since May 2015 and related to a lower base invoice price in our new arrangement with Sinopharm that became effective January 1, 2016 discussed below as well as a 6% unfavorable exchange rate impact. DC Bead product sales were $0 and $1.0 million, respectively, for the three months ended September 30, 2016 and 2015.

Product sales were $112.6 million for the nine-month period ended September 30, 2016 compared to $112.4 million for the corresponding period in 2015, an increase of $0.3 million, or 0%. ZADAXIN sales were $107.9 million for the nine-month period ended September 30, 2016, compared to $105.9 million for the corresponding period of 2015, an increase of $2.0 million or 2%, which mainly related to a 15% increase in volume sold, offset partially by a 7% decrease in selling price related to a decrease in the list price of ZADAXIN in Zhejiang province since May 2015 and related to a lower base invoice price in our new arrangement with Sinopharm that became effective January 1, 2016 discussed below as well as a 6% unfavorable exchange rate impact. DC Bead product sales were $0 and $1.0 million, respectively, for the nine months ended September 30, 2016 and 2015, respectively. Product sales increased $1.0 million for the nine months ended September 30, 2016, compared to the corresponding period of 2015, related to our oncology product sales. Aggrastat® product sales were zero and $1.8 million for the nine-month periods ended September 30, 2016 and 2015, respectively, due to the termination of our agreement with Cardiome as discussed below.

Our new contractual arrangement with Sinopharm which commenced January 1, 2016 is resulting in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). There are presently no provinces with tender prices below the reference (baseline) tender price, and therefore no price compensation payable situations. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed upon with the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing. For example, the price compensation receivable due to us from the distributor for higher tender price provinces for amounts sold in the first quarter of 2016 was recognized in the third quarter of 2016 in the amount of $0.2 million. We expect that the price compensation receivable due to us from the distributor for higher tender price provinces for a quarter will be recognized on a two-to-three quarter delayed basis relative to the originating sales quarter going forward.

Per our previous contractual arrangement with Sinopharm through December 31, 2015, and the aforementioned renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm were denominated in US dollars through June 30, 2016. However, the established importer price was adjusted quarterly based upon exchange rate fluctuations between the US dollar and RMB. Effective July 1, 2016, our sales of ZADAXIN to Sinopharm are and will be denominated in RMB going forward. Our China ZADAXIN sales revenues have been (under the prior adjustment mechanism which operated on a lag basis) and will be in the future (as invoiced directly in RMB) subject to exchange rate risk. In recent months the RMB has experienced devaluation.

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

Promotion services revenue was $1.1 million and $0.9 million for the quarters ended September 30, 2016 and 2015, respectively, an increase of $0.2 million, or 22%. Promotion services revenue was $3.4 million and $2.0 million for the nine-month periods ended September 30, 2016 and 2015, respectively, an increase of $1.4 million, or 66%. The increases related to increased sales of EndoxanTM and HoloxanTM product promoted under our agreements with Baxter.

Our Baxter promotion agreement is for a 5-year term, through December 2017. Our Pfizer product distribution agreement is for a 5-year term, through June 2019. In August 2015, we and Cardiome, from whom we licensed Aggrastat, mutually agreed to end our collaboration for Aggrastat, and we returned all rights to the product to Cardiome. We recorded Aggrastat revenues of $1.8 million for the nine months ended September 30, 2015,  and none thereafter. We do not expect to generate any further Aggrastat revenues. We do not anticipate that the termination of this agreement will adversely affect our profitability.

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

All of our promotion services revenue, and a majority of our product revenues, related to our China segment. Total China revenues were $38.3 million and $40.7 million, respectively, or 95% of sales, for both the three months ended September 30,

2016 and 2015. Rest of the World segment revenues were $2.2 million, or 5%, for both the three months ended September 30, 2016 and 2015,  and related to sales of ZADAXIN product.

Total China  revenues were $110.4 million and $109.4 million, or 95% and 96% of sales, respectively, for the nine months ended September 30, 2016 and 2015. Rest of the World segment revenues were $5.6 million and $5.0 million, or 5% and 4%,  for the nine months ended September 30, 2016 and 2015, respectively, and related to sales of ZADAXIN product.

For the three months ended September 30, 2016 and 2015, sales to Sinopharm in China accounted for approximately 92% and 98% of our revenues, respectively. For both the nine-month periods ended September 30, 2016 and 2015, sales to Sinopharm in China accounted for approximately 92% of our revenues. Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following tables summarize the period over period changes in our cost of product sales (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Cost of product sales	$5,585	$6,853	-19%	$17,110	$17,131	0%

Cost of product sales for the three months ended September 30, 2016 decreased $1.3 million or 19%, compared to the corresponding period in 2015 mainly related to reductions in DC Bead, Methotrexate® and Aggrastat cost of product sales primarily related to a reduction in sales of those products.  In addition, cost of product sales of ZADAXIN decreased due to manufacturing overhead volume efficiencies. Cost of product sales was $17.1 million for both the nine-month periods ended September 30, 2016 and 2015.

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

Overall, we expect our gross margin percentages in 2016 to be slightly lower than 2015, based on lower selling prices in certain provinces, with indications of others to follow, as well as the unfavorable impact of currency exchange fluctuations.

Sales and Marketing (“S&M”):

The following tables summarize the period over period changes in our S&M expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Sales and marketing	$13,320	$15,073	-12%	$40,104	$39,746	1%

S&M expenses for the three months ended September 30, 2016 decreased by $1.8 million, or 12%, compared to the corresponding period in 2015. The decrease in S&M expense for the three months ended September 30, 2016, compared to the corresponding period in 2015, primarily related to decreases in sales and marketing events and lower DC Bead-related launch costs. S&M expenses for the nine months ended September 30, 2016 increased by $0.4 million, or 1%, compared to the corresponding period in 2015, related to growth in our S&M efforts for ZADAXIN.

We anticipate total S&M expenses for the year ending December 31, 2016 to be higher than those incurred for the year ended December 31, 2015 related to growth in our S&M efforts for ZADAXIN.

Research and Development (“R&D”):

The following tables summarize the period over period changes in our R&D expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Research and development	$3,288	$1,039	216%	$9,520	$8,708	9%

R&D expenses for the three months ended September 30, 2016, increased $2.2 million, or 216%, compared to the corresponding period in 2015. For the three months ended September 30, 2016 and 2015, we recorded $0.3 million and $0 million, respectively, related to in-license arrangements with certain licensors and $2.8 million and $1.0 million, respectively, related to R&D expenses for clinical and preclinical R&D activities with certain licensors.

R&D expenses for the nine months ended September 30, 2016 increased $0.8 million, or 9%, compared to the corresponding period in 2015. For the nine months ended September 30, 2016 and 2015, we recorded $2.3 million and $5.5 million, respectively, related to in-license arrangements, and $7.0 million and $3.2 million, respectively, related to R&D expenses for clinical and preclinical R&D activities with certain licensors.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We anticipate our R&D expenses to increase in 2016 compared to 2015 related to potential license fee payments, milestone payments expected to occur under license arrangements, and related to research and development activities with certain licensors.

General and Administrative (“G&A”):

The following tables summarize the period over period changes in our G&A expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
General and administrative	$7,900	$7,294	8%	$23,472	$20,762	13%

G&A expenses for the three-month period ended September 30, 2016 increased by $0.6 million, or  8%, compared to the corresponding period in 2015. Costs related to the Company’s strategic review to maximize stockholder value and stock-based compensation increased for the three-month period ended September 30, 2016, compared to the corresponding period in 2015.

G&A expenses for the nine-month period ended September 30, 2016, increased by $2.7 million, or 13%, compared to the corresponding period in 2015. Costs related to the Company’s strategic review to maximize stockholder value increased for the nine-month period ended September 30, 2016, compared to the corresponding period in 2015 by approximately $2.0 million including higher legal, tax and other professional costs. In addition, during the  nine months ended September 30, 2016, the Company recorded higher professional fees related to other tax matters as well as higher stock-based compensation expense, offset partially by $0.5 million of lower bad debt expense. This bad debt expense was recorded to reserve accounts receivable from a customer that were uncertain of collection during the nine months ended September 30, 2015; this amount did not recur in the corresponding 2016 period.

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

Provision for Income Tax:

The provision for income taxes primarily relates to taxable income of our China operations. The provision for income tax was $1.1 million and $0.6 million for the three-month periods ended September 30, 2016 and 2015, respectively. The lower tax for the three-month period ended September 30, 2015 related to the restructuring of the Company’s China business.

The provision for income tax was $2.6 million and $0.6 million for the nine-month periods ended September 30, 2016 and 2015, respectively. For the nine-month period ended September 30, 2016, our tax provision included $1.3 million of additional tax expense representing the correction of an error related to a previously unrecognized liability for an uncertain tax position in China (refer also to Note 1, “Error Corrections”). In addition, the tax provision for the nine-month period ended September 30, 2015 was lower, compared to the nine-month period ended September 30, 2016, due to lower tax related to restructuring our China business.

Our statutory tax rate in China was 25% in 2016 and 2015. We expect the provision for income tax to increase for the year ending December 31, 2016, compared to the year ended December 31, 2015, due to growth in our China operations and related to an uncertain tax position in China.

We have concluded that our offshore undistributed accumulated earnings as of December 31, 2015 were indefinitely reinvested, and have therefore provided no taxes thereon. We concluded that a portion of our earnings expected to be generated by foreign subsidiaries in 2016 will be repatriated to the parent company in order to address the parent company’s liquidity needs. A dividend distribution in this regard already occurred in early 2016, and we may have another. This actual distribution and any future anticipated repatriations, however, are not expected to result in any additional US federal or state tax liability for 2016 as ongoing tax-deductible corporate expenses already incurred and expected to be incurred by the parent company more than offset the amount of the actual and any further expected dividend distributions. These actual and expected amounts have been reflected in our estimated annual effective tax rate for 2016.

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

The following tables summarize our cash and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	September 30, 2016	December 31, 2015
Cash and cash equivalents	$130,113	$101,403

As of September 30, 2016, we had $130.1 million in cash and cash equivalents, of which $124.2 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the US are held primarily in US dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions.

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

Based on our current operating plan, we do not anticipate the need to repatriate undistributed earnings held by foreign subsidiaries accumulated as of December 31, 2015. We have repatriated (via a dividend distribution in early 2016) and we plan to repatriate a further portion of current year expected foreign earnings generation to fund our limited US operations. We have provided and are providing for US income taxes on the portion of current year actual and expected foreign earnings generation that we have repatriated and anticipate repatriating from our foreign subsidiaries, and our estimated annual effective tax rate for the quarter reflects both the provisions as well as benefits associated with our operations. We do not anticipate having to record any US tax liability related to the actual and any further repatriations, because US actual and forecasted corporate expenses more than offset the actual and anticipated dividend income. We plan to indefinitely reinvest outside of the US the remaining unrepatriated expected current year foreign earnings generated in 2016.

	Nine Months Ended
	September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$30,957	$30,366
Investing activities	$(2,859)	$(8,327)
Financing activities	$610	$(9,115)

Net cash provided by operating activities was $31.0 million for the nine-months ended September 30, 2016 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Accounts receivable decreased $1.6 million related to payments received from customers during the nine months ended September 30, 2016. Accounts payable and accrued liabilities decreased $1.6 million mainly related to a decrease in compensation and benefits and sales and marketing accruals for payments made during the nine months ended September 30, 2016.

Net cash provided by operating activities was $30.4 million for the nine months ended September 30, 2015 and primarily reflected the net income for the period adjusted for non-cash items such as stock-based compensation expense, provision for doubtful accounts, depreciation and amortization expense and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $2.9 million and $8.3 million for the nine months ended September 30, 2016 and 2015, respectively. As further discussed in Note 10 to the notes to the unaudited condensed consolidated financial statements, on September 9, 2016, we and Soligenix entered into an exclusive license agreement (the “License Agreement”), pursuant to which Soligenix granted rights to the Company to develop, promote, market, distribute and sell SGX942 in the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam. In connection with the execution of the License Agreement, we entered into a common stock purchase agreement with Soligenix pursuant to which we bought 3,529,412 shares of Soligenix common stock valued at $2.7 million as of September 30, 2016.

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

For the nine months ended September 30, 2016 and 2015, we also purchased $0.1 million and $1.1 million of property and equipment, respectively.

Net cash provided by financing activities and net cash used in financing activities was $0.6 million and $9.1 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, we received $0.6 million and $3.7 million, respectively, of net proceeds from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans. For the nine months ended September 30, 2015, we used $12.8 million to repurchase and retire 1,526,306 shares of our common stock under our stock repurchase program that expired December 31, 2015.

The following summarizes our future obligations including uncertain tax positions as of September 30, 2016 (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$4,334	$2,412	$1,872	$50	$—
Purchase obligations (2)	18,600	18,600	—	—	—
Uncertain tax positions (3)	3,878	—	—	—	—
Total	$26,812	$21,012	$1,872	$50	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
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

Effective January 1, 2016, our new contractual arrangement with our China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing through December 31, 2015 under an expired older contractual arrangement) of a portion of the Company’s revenue invoiced to Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). There currently are no situations involving provinces with tender prices below the reference (baseline) tender price. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed upon with the distributor. We expect that price compensation receivable will be recognized in the quarters following the original sale pursuant to the price adjustment mechanism on a two or three-quarter delayed basis. For example, we recognized price compensation receivable related to sales by Sinopharm in the first quarter of 2016 in our third quarter product sales revenue.

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contracts, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met.

Revenue Reserve. We maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of September 30, 2016 and December 31, 2015, our revenue reserves were approximately $0.1 million; the reserves were recorded as accrued liabilities on our unaudited condensed consolidated balance sheets.

We evaluate our returns reserve quarterly and adjust it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect our results of operations or financial position. It is possible that we may need to adjust our estimates in future periods.

For a discussion of the Company’s other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our critical accounting policies, estimates and judgments for the three or nine months ended September 30, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, other than (i) the changes in our revenue recognition practices for sales of ZADAXIN to Sinopharm effective from January 1, 2016 as discussed in the foregoing paragraphs under the subcaption “Product Revenue” and (ii) our adoption of accounting policies for our available-for-sale investment in a third party as discussed in Note 1 and Note 10 to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1.

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

Changes in Internal Controls

Our management, including our CEO and CFO, evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, and concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, we have taken, and continue to take certain steps to enhance our existing anti-bribery compliance efforts, including (i) evaluating and expanding our training of employees regarding understanding of and compliance with laws including the FCPA and other anti-bribery laws and regulations, (ii) evaluating existing compliance and anti-bribery policies and guidelines and preparing new, more detailed policies and guidelines for implementation after review by our Board of Directors and/or committees of the Board of Directors, (iii) implementing a pre-approval policy for certain expenses including payments for, or reimbursement of, travel and entertainment expenses, and sponsorships of certain third-party events, (iv) establishing an automated system for recording and approving travel and entertainment expenditures, and (v) hiring a Vice President of Compliance and an Internal Audit Director to monitor and enforce compliance with our policies. Also, upon the recommendation of the Special Committee, the Audit Committee of the Board retained a third-party consultant to observe and make recommendations regarding our FCPA compliance. We will continue to emphasize the importance of compliance and ethical business conduct.

NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) was a party to a Distribution and Supply Agreement with MEDA originally entered into in 2007. Following our acquisition of NovaMed Shanghai in 2011, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed Shanghai does not believe that MEDA had a right of termination under the agreement. NovaMed Shanghai filed an application for binding arbitration with the China International Economic and Trade Arbitration Commission (“CIETAC”) on July 26, 2012. On April 2, 2014, CIETAC issued the final Award of the Arbitral Tribunal. The Arbitral Tribunal found that MEDA did have a right to terminate the agreement upon a change of control, but that MEDA must make reasonable reimbursement to NovaMed Shanghai before any product rights are returned to MEDA. The amount that must be paid includes $333,333 as “unjust enrichment” plus an amount for reasonable compensation for such services provided by NovaMed Shanghai to MEDA. The amount of such payment for services was not determined by the Arbitral Tribunal, but was left to be determined by NovaMed Shanghai. On April 30, 2014, NovaMed Shanghai informed MEDA that its determination of reasonable compensation for its services was $3,314,629, including the $333,333 for unjust enrichment. MEDA made a counter offer and the parties were attempting to resolve the matter without an additional arbitration proceeding. In December 2014, NovaMed Shanghai filed a “Request for Second Arbitration” with CIETAC in order to enforce its right to compensation. The arbitration case is pending with CIETAC. On April 20, 2016, the Second Arbitral Tribunal ordered the bifurcation of the proceedings. The first stage of the proceedings will deal with the question whether NovaMed Shanghai in principle has claims against MEDA. A first oral hearing took place on July 6 and 7, 2016. The parties were originally invited to comment on the issues raised at the first hearing until October 14, 2016. Due to ongoing settlement negotiations between the parties, this deadline has been extended to December 23, 2016. If one party feels the need to then respond to the other party's submission, the Second Arbitral Tribunal will at its discretion grant such opportunity to file an additional submission until February 6, 2017.  The parties are further expected to file cost submissions by February 13, 2017. In parallel, the parties are in settlement discussions. The date for the next hearing has not yet been scheduled. The amount of any final payment to NovaMed Shanghai remains uncertain, and as such the Company has not recognized it as a gain contingency.

Item 1A.  Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value. *

Although we reported net income of $24.3 million and $16.9 million for the nine months ended September 30, 2016 and 2015, respectively, and have reported full year annual net income since fiscal 2009, we have experienced occasional quarterly losses and as a result of accumulated annual operating losses prior to fiscal 2009, we have an accumulated deficit of approximately $94 million as of September 30, 2016. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

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

Our revenue will continue to be substantially dependent on our sales of ZADAXIN in China. *

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the nine months ended September 30, 2016 and 2015, approximately 93%  and 95% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of provincial agencies’ pricing reform.

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

While over the long term, we believe that the price reductions may positively affect our sales volumes and result in broader penetration into Tier 3 and Tier 2 cities in target geographies, potentially increasing our total sales revenues from these products, the process and timing for any price restrictions is unpredictable and further price reduction could be imposed that could adversely affect our business. In addition, our new contractual arrangement with our China distributor, Sinopharm, which commenced January 1, 2016, is resulting in the later recognition (relative to practices prevailing through December 31, 2015 under the expired older contractual arrangement) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby the customer is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (as well as estimated price compensation payable due to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). Currently, there are no situations involving provinces with tender prices lower than the reference (baseline) tender price. The distributor is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed upon with the distributor. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing.

Other emerging measures intended to reduce health care costs may also adversely affect our sales. Chinese provincial or local government agencies may limit or prohibit the use of pharmaceuticals they consider to be and designate as adjuvants as part of a policy to reduce spending on pharmaceuticals. None of our products has received such a designation to date from Chinese provincial or local government agencies.  A few hospitals have designated our product as an adjuvant, but our revenues have not been materially affected. However, if any of our products are designated as an adjuvant by governments or local agencies in provinces where we have significant sales, or in hospitals where we have significant sales, sales of that product in such locations or hospitals would be significantly adversely affected.

Our business strategy is dependent in part on our agreements with third parties for the rights to develop and commercialize products, or promote products, particularly in China. We have experienced challenges in maintaining some of our agreements and if we fail to enter into additional agreements, our business will suffer. *

Our sales and marketing strategy in China depends significantly on agreements with third parties, and potentially on entering into additional agreements with third parties, or renegotiating agreements with third parties. Except for ZADAXIN, our rights to develop, market and sell our products in China, including licensed products and products currently promoted or sold, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products include DC Bead, a product which we launched commercially in the third quarter of 2015, and products in the regulatory review process, including products in clinical trials that are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent on entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements. If any of these agreements are terminated, or if they are not renewed, our ability to distribute, or develop, the products or product candidates could be terminated and our business could be affected.

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

Our revenue will continue to be substantially dependent on our maintaining regulatory licenses and compliance with other country-specific regulations. *

We have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals. Our IDL to import ZADAXIN into China needs to be renewed every five years and the next renewal is required before December 2017 in order for us to continue our ability to import and sell ZADAXIN into China. Although IDL renewals in the past were obtained successfully, there is no assurance that SciClone will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to import and sell ZADAXIN into China.

Our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the CFDA. Some manufacturing changes may require: 1) approval by AIFA in Italy and/or 2) acceptance by the CFDA. ZADAXIN registration in Italy has been essential to the renewal of our IDL from the CFDA permitting the importation of ZADAXIN into China.

Our ability to obtain a renewal of our IDL from the CFDA could be adversely affected due to changes in policies and practices at CFDA in the review process, including with respect to potential requirements for additional technical information regarding ZADAXIN to CFDA.

The CFDA, AIFA and other regulatory agencies may, and have, changed their internal administrative rules in ways that may delay or complicate the regulatory approval process. Those changes are not always disclosed or known to us and we may experience unexpected delays or additional costs as a result of such changes. We have initiated planning and work related to the China IDL renewal and expect to be able to obtain a renewal, as we have in the past. However, if we are unable to renew our IDL, we would not be able to continue to import ZADAXIN into China and we would not be able to continue sales in China once our inventory in China had been sold.

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

There can be no assurance that our review of strategic opportunities will result in pursuing or completing a particular transaction. *

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

We are subject to currency exchange rate fluctuations, which could adversely affect our financial performance. *

The majority of our sales through June 30, 2016 were in US dollars, although a portion of our sales were denominated in RMB. Per our previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm were denominated in US dollars. However, the established importer price could be adjusted quarterly based upon exchange rate fluctuations between the US dollar and RMB. Effective July 1, 2016, sales to Sinopharm are and will be denominated in RMB, linking our sales directly to the foreign currency (as opposed to a less-correlated basis via lagging adjustments). In recent months the RMB has experienced devaluation exposing us to increased foreign exchange risk and our revenues were adversely impacted by those fluctuations in the three and nine month periods ended September 30, 2016.

Our purchases with contract manufacturers are denominated in US dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets and liabilities denominated in euros, RMB and Hong Kong dollars. A stronger US dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable. China currently maintains the value of the RMB in a narrow currency trading band that may or may not fluctuate based on government policy. For example, in August 2015, the Chinese government devalued the RMB and may further devalue the RMB at any time. This devaluation has resulted in the strengthening of the US dollar and may reflect a weakening of the Chinese economy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the RMB exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the US dollar and US interest rates. A weaker US dollar would increase our in-country China operating expenses. We are subject to currency exchange rate fluctuations as a result of expenses incurred by our foreign operations. In particular, one of our supply arrangements under which we purchase finished products is denominated in euros and costs of our operations in China are paid in local currency. Consequently, changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

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

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN or other drugs we may develop, we may not be able to successfully market them. *

Significant uncertainty exists as to the reimbursement status of therapeutic products, such as ZADAXIN or other drugs we may develop. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Although ZADAXIN receives some limited reimbursement in China, we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for other products that we sell or develop in China. The Chinese government reviews reimbursement decisions periodically and we believe that a review is in process and will be concluded in late 2016 or early 2017. The failure to maintain third-party reimbursement for our products would harm our business. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

We may need to obtain additional funding to support our long-term product development, including funding of in-licensed products, and commercialization programs. *

We believe our existing cash and cash equivalents and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We may use cash to acquire additional product rights or for future acquisitions. Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve increasing sales of ZADAXIN in China, and for our other products and the execution and successful completion of clinical trials in China. Further, we may use cash to fund products we in-license. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

If our common stock investment in Soligenix were to permanently lose value, our financial position could be negatively impacted with a charge to operations.

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

We expect that we may need to transfer capital to certain of our China subsidiaries from time to time to fund their operations. We need to obtain regulatory approval from China’s State Administration of Foreign Exchange (“SAFE”) in order to make such transfers and there can be no assurance that we will be able to obtain such approval in a timely manner. We were able to fund the operations of NovaMed Shanghai to date through commercial credit facilities or through intercompany loans, but we could face difficulties in the future if our efforts to improve profitability and cash flow in NovaMed Shanghai or our other China subsidiaries are not successful, or if we are unable to obtain SAFE approval or obtain further funding for them.

Furthermore, a majority of our cash is held by our foreign subsidiaries. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Based on our current operating plan, we do not anticipate the need to repatriate undistributed earnings of our foreign subsidiaries accumulated through December 31, 2015. We plan to repatriate, and have repatriated year-to-date, a portion of actual and expected current year foreign earnings generated or to be generated to fund our US operations. We have provided and are providing for US income taxes on a portion of current year foreign earnings that we have repatriated and anticipate repatriating from our foreign subsidiaries, and our estimated annual effective tax rate for the quarter reflects both the provisions as well as benefits associated with our operations. We plan to indefinitely reinvest outside of the US the remaining unrepatriated current year foreign earnings generated and expected to be generated in 2016.

Our loans receivable are subject to certain risks which could materially adversely affect our financial position. *

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of September 30, 2016. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If the real property which comprises the majority of the value of all of the assets pledged as security were to suffer a decrease in its value due to macroeconomic conditions or local market-specific factors impacting commercial real estate market values, such a fact may represent an indication of loan impairment. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

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
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SCICLONE PHARMACEUTICALS, INC.

Date: November 9, 2016	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(1)	Filed herewith.
(2)	Furnished herewith.