Form 10-Q/A
period 2016-06-30
SCICLONE PHARMACEUTICALS INC
filed 2017-03-03
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q/A

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   ☐   No   ☒

As of March 1,  2017,  51,475,177 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

Explanatory Note

SciClone Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2016 (the “Form 10-Q”). This Amendment is being filed solely to re-file Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 in order to restore certain redacted information in response to comments provided by the staff of the SEC relating to the confidential treatment request previously filed by the Company with respect to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Because the Company’s financial statements are not being amended and are not contained within this Amendment, and because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, the Company is not including paragraphs 3, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, or updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description
10.1(1)*	Manufacturing Services Agreement by and between Lonza Sales Ltd. and SciClone Pharmaceuticals International, Ltd, effective April 30, 2014 (“Manufacturing Services Agreement”).
10.2(1)*	Amendment No. 1 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of March 22, 2015.
10.3(1)*	Amendment No. 2 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of July 22, 2015.
10.4(1)*	Amendment No. 3 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of December 5, 2015.
10.5(1)*	Amendment No. 4 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of May 31, 2016.
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)

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

(1)	Filed herewith.
(2)	Previously furnished.
(3)	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 3, 2017	SCICLONE PHARMACEUTICALS, INC.

	By:	/s/ Wilson W. Cheung
Wilson W. Cheung
Chief Financial Officer and Senior Vice President, Finance

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1(1)*	Manufacturing Services Agreement by and between Lonza Sales Ltd. and SciClone Pharmaceuticals International, Ltd, effective April 30, 2014 (“Manufacturing Services Agreement”).
10.2(1)*	Amendment No. 1 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of March 22, 2015.
10.3(1)*	Amendment No. 2 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of July 22, 2015.
10.4(1)*	Amendment No. 3 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of December 5, 2015.
10.5(1)*	Amendment No. 4 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of May 31, 2016.
31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(3)

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

(1)	Filed herewith.
(2)	Previously furnished.
(3)	Previously filed.