Form 10-K
period 2016-12-31
SCICLONE PHARMACEUTICALS INC
filed 2017-03-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting stock held by non-affiliates of SciClone Pharmaceuticals, Inc. was approximately $670,206,000 as of June 30, 2016, based upon the closing price of SciClone Pharmaceuticals Inc.’s Common Stock on The NASDAQ Global Select Market on such date. Shares of Common Stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7,  2017, 51,505,795 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “SciClone” mean SciClone Pharmaceuticals, Inc. and its subsidiaries (unless the context indicates a different meaning). SciClone, SciClone Pharmaceuticals, the SciClone Pharmaceuticals design, the SciClone logo and ZADAXIN® (ZADAXIN) are registered trademarks of SciClone Pharmaceuticals, Inc. in the United States and numerous other countries. All other Company names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations, estimates and projections about our business, industry, management’s beliefs and certain assumptions made by us. Words such as "may," "will," "would," "could," "should," "might," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues," "forecast," "designed," "goal," "approximately" or the negative of those words or similar expressions are intended to identify forward-looking statements, including those statements we make regarding our future financial results. These statements are subject to risks and uncertainties that are difficult to predict and actual outcomes may differ materially.

These include risks and uncertainties relating to:

•	our substantial dependence on sales of ZADAXIN in China and renewal of our Import Drug License with respect to ZADAXIN;
•

government regulatory action affecting our Company or our drug products or our competitors' drug products in China, the U.S. and other foreign countries, including the effect of government initiatives in China, particularly the Chinese government’s increasing regulation of the pharmaceutical industry through anti-corruption activities;

•

Chinese government regulatory actions intended to reduce pharmaceutical prices such as the reduction in some provinces of the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

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

•

the effects of the resolved U.S. Securities and Exchange Commission (“SEC”) and U.S. Department of Justice (“DOJ”) investigations and our ability to continue to comply with applicable laws and regulations, and carry out the continued reporting responsibilities agreed to with the SEC;

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

•	research and development and other expense levels;
•	the ability of our suppliers to continue financially viable production of our products;
•	the allocation of financial resources to certain trials and programs, and the outcome and expenses related to litigation; and
•	other factors discussed in this Report under Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

PART I

Item 1. Business

Overview

SciClone Pharmaceuticals, Inc. (NASDAQ: SCLN) is a United States (“U.S.”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. We are focused on continuing to grow our revenue and profitability. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China” or “PRC”) where we have built a solid reputation and established a strong brand through many years of experience marketing our lead product, ZADAXIN (thymalfasin). In addition, we have an established business model with large pharmaceutical partners to promote and sell products. We believe our sales and marketing strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. The Chinese pharmaceutical market is estimated to rise at a compound annual growth rate of 8%, reaching approximately $200 billion in 2020, according to a new report from AskCI, a Chinese market research and management consulting firm. We seek to expand our presence in China and increase revenues by growing sales and profits of our current product portfolio, launching new products from our development pipeline, adding new, profitable product services agreements and leveraging our strong cash position to in-license additional products.

We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) the Rest of the World, which includes our U.S. and Hong Kong operations.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; DC Bead®, a product for the embolization of malignant hypervascularized tumors, and oncology products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone. Our “promotion services revenues” result from fees we receive for exclusively promoting oncology and cancer supportive care products in China for Baxter International, Inc. (“Baxter”). We recognize promotion services revenues as a percentage of our collaborator’s product sales revenue for these exclusively promoted products.

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as an immune system enhancer according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3A with over 500 beds) as well as mid-size hospitals (class 2A). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by piloting e-commerce approaches to reach customers. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis, and on September 26, 2016, we announced the first patient has been treated in a clinical trial in sepsis using ZADAXIN in China.

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

Our agreement with Baxter is for a 5-year term, through December 2017, and our agreement with Pfizer is for a 5-year term, through June 2019. We continue to seek in-licensing arrangements for well-differentiated products at various stages of development that, if not yet approved, have a defined regulatory approval pathway in China, to increase our revenues and profitability.

Our In-Licensed Drug Candidates in Clinical Development Include the Following:

PT-112: On September 26, 2016, we also announced the first patient has been treated in the Phase 1 proof-of-concept trial of PT-112, a multi-targeted platinum-pyrophosphate anticancer agent being developed for patients with advanced solid tumors, in Taiwan. PT-112 is a key early-stage asset supporting our strategy to expand our oncology portfolio and drive long-term growth. We obtained, in 2015, exclusive development and commercialization rights from Phosplatin Therapeutics to PT-112 for Greater China (mainland China, Hong Kong, and Macau) and Vietnam, along with the exclusive option to expand the territory to include South Korea and Taiwan.

SGX942: On September 12, 2016, we and Soligenix, Inc. announced that we entered into an exclusive license agreement granting rights to SciClone to develop, promote, market, distribute and sell SGX942 (dusquetide), a novel, first-in-class therapy being developed for the treatment of oral mucositis in patients with head and neck cancer. The licensing agreement includes China, Hong Kong and Macau, Taiwan, South Korea and Vietnam (the “Territory”). This exclusive agreement builds on an existing collaboration, in which we provided our complete oral mucositis clinical and regulatory data library to Soligenix in exchange for certain, previously undisclosed, commercialization rights to SGX942 in the Greater China market (the “2013 exchange”). The Phase 2 results reported by Soligenix, Inc. showed a significant reduction in the duration of severe oral mucositis in patients receiving chemoradiation therapy for treatment of their head and neck cancer.

Under the terms of the agreement, we transferred cash consideration of $3 million to Soligenix for 3,529,412 shares of Soligenix common stock (constituting 9.43% of Soligenix stock issued and outstanding immediately following the issuance of new shares to SciClone) and expanded rights for SGX942 in Taiwan, South Korea, and Vietnam, as we had previously obtained rights for Greater China in the 2013 exchange. Soligenix declared a 1 for 10 reverse stock split in October 2016, resulting in our ownership of 352,942 shares.  We will be responsible for all aspects of development, product registration and commercialization in the Territory, having access to data generated by Soligenix. In the future, we will pay to Soligenix royalties on net sales, and Soligenix will supply commercial drug product to us on a cost-plus basis, while maintaining worldwide manufacturing rights.

VIBATIV®  (telavancin): In May 2015, Theravance Biopharma, Inc. (“Theravance Biopharma”) granted SciClone exclusive development and commercialization rights to VIBATIV (telavancin) in China, as well as Hong Kong, Macao, Taiwan and Vietnam, in exchange for upfront and regulatory milestone payments totaling $6 million. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. SciClone will initially develop VIBATIV for hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia, and additional indications may include complicated skin and skin structure infections and potentially bacteremia. Theravance Biopharma will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China and our other licensed territories. We anticipate commencing a bridging trial for VIBATIV.

Angiomax®  (bivalirudin) and Cleviprex®  (clevidipine):  In December 2014, we entered into a strategic partnership with The Medicines Company for two cardiovascular products in China. The partnership includes agreements granting us a license and the exclusive rights in China to promote two products including 1) Angiomax (bivalirudin) for Injection, an anticoagulant indicated in patients undergoing percutaneous coronary intervention (PCI) with provisional use of glycoprotein IIb/IIIa inhibitor (GPI) and in patients with, or at risk of, heparin-induced thrombocytopenia and thrombosis syndrome undergoing PCI for which a Phase 3 registration trial was completed in China. We have received Clinical Trial Application (“CTA”) approval and a Clinical Trial Waiver in December 2016 from the China Food and Drug Administration (“CFDA”) and are in the process of preparing a New Drug Application (“NDA”), and 2) Cleviprex (clevidipine) Injectable Emulsion, a third-generation dihydropyridine calcium channel blocker indicated for the reduction of blood pressure when oral therapy is not feasible or desirable for which a CTA for China was filed in 2013. We received CTA approval from the CFDA in early 2016 and are preparing a clinical study. As Chiesi USA, Inc. and its parent company, Chiesi Farmaceutici S.p.A. (“Chiesi”), acquired the rights to Cleviprex in June 2016 from The Medicines Company, SciClone will now be working together with Chiesi and The Medicines Company to progress the Cleviprex clinical study going forward. Under the terms of the agreement, which apply to Chiesi for Cleviprex, we will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products (Cleviprex and Angiomax) in the China market (excluding Hong Kong and Macao). We have also agreed to participate in the China registration process for both products. Financial terms of the agreements for the two products, in addition to net sales royalties payable to The Medicines Company and /or Chiesi, include the following additional payments to The Medicines Company and/or Chiesi: an upfront payment made in the fourth quarter of 2014; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

NeucardinTM: In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of Neucardin in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which an NDA was submitted to and accepted for review by the CFDA in 2012. In December 2013, the CFDA informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. As part of our agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of December 31, 2016 (refer to Note 6 to the consolidated financial statements appearing under Part II, Item 8 for further information regarding the Zensun loans).

ABTL-0812: Our license agreement with Ability Pharmaceuticals SL grants us a license and the exclusive rights to develop, manufacture and commercialize ABTL-0812 in China, Macau, Hong Kong, Taiwan, and Vietnam. ABTL-0812 is a first-in-class P13K/Akt/mTOR signaling pathway inhibitor for solid tumors, important in regulating the cell cycle. We are currently preparing for a phase 1 proof-of-concept trial in Taiwan and Mainland China.

Governmental Policy Changes in China

Governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs effective as of June 1, 2015. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. We were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction to our distributor in our sales channel; accordingly, the impact of the price reduction for the year ended December 31, 2015 was $2.8 million. Under our new contractual arrangement with Sinopharm, effective January 1, 2016, the lower tender price is reflected in a lower base invoice price to Sinopharm. Sinopharm is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed upon with them. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future. The impact of such decisions on our future results is unpredictable, but we expect that pricing pressures on revenue in 2017 will be offset at least in significant part through sharing of the burden with our China distributor and potentially through volume increases. However, in the future, prices could be reduced to levels significantly below those that would prevail in an unregulated market, which may limit the growth of our revenues or cause them to decline.

BUILDING A LEADING INTERNATIONAL PHARMACEUTICAL BUSINESS

Our Established Business in China

In China, we have established product revenue and positive cash flow. We are committed to building on this base and introducing additional pharmaceutical products to meet the country’s evolving healthcare needs. China state leaders are continuing to implement a health care reform plan which, among other things, is seeking to expand patient access to pharmaceuticals. We believe the China pharmaceutical market may grow close to 10% annually over the next several years.

We launched ZADAXIN in China in 1996 and by 2016 our annual worldwide sales of this product reached more than $150 million, 95% of which were sales to China. Today, ZADAXIN is one of the largest imported pharmaceutical products in China, measured by revenue. We estimate our market share of thymalfasin by units is approximately 17%. Over the last decade, we have established a sales and marketing organization and strong importation relationships with distribution channels that have facilitated strong growth in sales, and profitability, and substantial cash flow. Through our extensive China sales organization of approximately 540 professionals including approximately 460 sales personnel, we believe we have developed a good reputation and relationships with physicians and administrators. We serve approximately 2,000 hospitals with approximately 300 of the largest hospitals in the major cities in China contributing approximately 80% of our business. We have built a strong commercial presence in liver disease, cancer and the intensive care setting. We are expanding geographically in China to position the Company for further growth. ZADAXIN has strong brand recognition and is positioned as a high-quality, imported product. ZADAXIN is approved in China for the treatment of HBV and for use as an immune system enhancer. It is also included in the treatment guidelines issued by the MOH for liver cancer. In China, orders for ZADAXIN are filled largely by distributors and sub-distributors which purchase ZADAXIN from our selected, established, government-licensed importing agents.

China accounted for approximately 95%, 96%, and 97% of our net revenues for each of the years ended December 31, 2016,  2015,  and 2014, respectively.  In 2016, 2015 and 2014, Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co., Ltd. (“Sinopharm”) accounted for 93%, 97%  and 94%  of our net revenues, respectively. No other customers accounted for more than 10% of our net revenues in those periods. As of December 31, 2016, approximately $39.5 million or 95% of our gross accounts receivable were attributable to Sinopharm.

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

Product sales of $150.1 million,  $146.1 million, and $126.1 million for the years ended December 31, 2016,  2015,  and 2014, respectively, were from sales of ZADAXIN.

SciClone’s Lead Product ZADAXIN (Thymalfasin)

ZADAXIN is SciClone’s synthetic preparation of thymalfasin, scientifically referred to as thymosin alpha 1, a thymic peptide which circulates in the blood naturally and is instrumental in the immune response to certain cancers and infections. ZADAXIN is administered as a subcutaneous injection. Published scientific and clinical studies have shown that thymalfasin helps to stimulate and direct the body’s immune response to eradicate infectious diseases, such as HBV, HCV, bacterial, and fungal infections; to fight certain cancers such as melanoma and liver cancer; and to enhance response to vaccines. Thymalfasin appears to be well tolerated, with few reports of significant side effects or toxicities associated with its use.

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

An investigator-initiated trial involving ZADAXIN for the treatment of sepsis is underway in China; we are supplying ZADAXIN with respect to such trial. Patient enrollment is under way and expected to be completed in 2019 with top-line data expected in 2020.

Thymalfasin for Enhancement of Response to Vaccine

Clinical trials have demonstrated that thymalfasin increases response to influenza and hepatitis B vaccines in the elderly and in hemodialysis patients. In elderly subjects, thymalfasin was also shown to decrease the incidence of influenza from 19% in subjects given an influenza vaccine alone, to 6% in subjects receiving thymalfasin treatment in addition to the influenza vaccine. For these clinical trials, the treatment regimen involved 8 to 10 injections of 1.6 mg doses of thymalfasin. A clinical study conducted in 2009/2010 by Sigma-Tau Finanziaria, S.p.A. in Italy, however, showed that a higher dose of thymalfasin (3.2 or 6.4 mg) given only twice (seven days prior to vaccination and on the day of vaccination) was also effective. ZADAXIN treatment led to a statistically significant increase in the percent of subjects who seroconverted to the H1N1 vaccine (MF59 adjuvanted monovalent vaccine, Focetria™ from Novartis), and an increase in total titers, when measured at 21 or 42 days after vaccination. While this effect was no longer seen at time points 84 and 168 days after vaccination, the enhancement effect of ZADAXIN provided a significant enhancing effect in the critical first six weeks following vaccination. These promising data further support the utility of thymalfasin for use in immune system enhancement.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Patents

We seek regulatory approval for our products in disease areas with high unmet medical need, significant market potential and where we have a proprietary position through patents covering use, manufacturing process, or composition of matter for our products. For our lead product ZADAXIN, we are the licensee or owner of patents and patent applications relating to thymalfasin and its use for a number of diseases. In particular, we are the licensee or owner of patents and applications in the U.S. or China that are directed to thymalfasin therapy for the treatment of hepatitis B and/or hepatitis C as a monotherapy or in combination with other therapeutics, including drugs with or without regulatory approval for marketing. In China, patent number ZL99811382.4 has been granted for ZADAXIN for chronic hepatitis B that expires in 2019. In addition, we are the licensee or owner of several patents and applications in the U.S. and internationally that are directed to thymalfasin therapy for immune system enhancement. The expiring patent terms for issued or to be issued patents are from 2025 to 2031. We are also the licensee or owner of patents in the U.S. and China that are directed to thymalfasin therapy for reducing side effects of chemotherapy. The expiring patent terms for these issued patents are from 2020-2021. We have also applied for patents in the U.S. and internationally that are directed to thymalfasin therapy for the treatment of severe sepsis and acute infection, as well as more specific patents for certain infections such as Aspergillus. The expiring patent term for the severe sepsis and acute infection patents, if issued, is 2033. The expiring patent terms for issued Aspergillus patents are from 2024 to 2027. In addition, we have issued patents in the U.S. and China directed to thymalfasin conjugates. The expiring patent terms for these issued patents are in 2022. Furthermore, we have applied for patents in the U.S. and internationally that relate to use of thymalfasin as an immune system enhancer for the treatment of cancer. The expiring patent term for these patents, if issued, is 2035.

With respect to our issued patents in the U.S. and Europe, we are also entitled to obtain a patent term extension to extend the patent expiration date. For example, in the U.S., we can apply for a patent term extension of up to five years for one of the patents covering ZADAXIN if ZADAXIN is approved by the U.S. Food and Drug Administration (“FDA”). The exact duration of the extension depends on the time we spend in clinical trials as well as getting a new drug application approval from the FDA.

Proprietary Rights

In addition to patent protection, we intend to use other means to protect our proprietary rights. We may pursue marketing exclusivity periods that are available under regulatory provisions in certain countries, including the U.S., Europe, Japan, and China. For example, if we are the first to obtain market approval of a product, e.g., thymalfasin in the U.S., we would expect to receive at least five years of market exclusivity.

Furthermore, orphan drug exclusivity has been or may be sought where available. Such exclusivity has a term of seven years in the U.S. and 10 years in Europe. We have obtained orphan drug designation for thymalfasin for the treatment of malignant melanoma and chronic hepatitis B in the U.S. and for the treatment of hepatocellular carcinoma in the U.S. and in Europe. We own trademark registrations worldwide for ZADAXIN and other trademarks that appear on our commercial packaging and promotional literature. Copyrights for the commercial packaging may prevent counterfeit products or genuine but unauthorized products from entering a particular country by parallel importation. Brand and trademark protection are particularly important to us in China. We have implemented anti-counterfeiting measures on commercial packaging and we have registered the packaging with customs departments in countries where such procedures exist. We rely upon trade secrets, which we seek to protect in part by entering into confidentiality agreements with our employees, consultants, corporate partners, suppliers, and licensees.

MANUFACTURING

ZADAXIN is manufactured for us in Europe by third parties under exclusive contract manufacturing and supply agreements. We closely monitor production runs of ZADAXIN and conduct our own quality assurance audit programs. We believe the manufacturing facilities of our contract suppliers are in compliance with the FDA’s current Good Manufacturing Practices (“GMP”), and European equivalents of such standards. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the CFDA, the Chinese regulatory agency, and we must obtain an Import Drug License from the CFDA permitting the importation of ZADAXIN into China. The license must be renewed every five years, and our next renewal will be required in December 2017. If we change manufacturers, these changes must 1) be approved by AIFA in Italy and 2) be accepted by the CFDA, and we must obtain a new Import Drug License from the CFDA.

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

COMPETITION

Our competition for sales of ZADAXIN in China is primarily from generic drug manufacturers located in China that sell their product at lower prices. We compete with them based on our reputation as a provider of high quality products, including the fact that our products are produced at U.S. and western European GMP facilities.

Our competitors for existing and future products include pharmaceutical companies, biotechnology firms, universities and other research institutions, in the U.S., China and other territories, that are actively engaged in research and development or marketing of products in the therapeutic areas we are pursuing. We believe that the principal competitive factors in this industry for a marketed drug include the efficacy, safety, price, therapeutic regimen, manufacturing, quality assurance and associated patents and the capabilities of its marketer.

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

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses consist of independent R&D costs relating to the conduct of clinical trials and costs associated with in-licensing arrangements. R&D expenses were $15.1 million, $12.3 million, and $14.6 million, for the years ended December 31, 2016,  2015,  and 2014, respectively. During 2016,  2015 and 2014, R&D expenses included $4.5 million, $7.5 million and $11.0 million, respectively, related to upfront and milestone payments made under our in-license arrangements. During 2015, under our subsidiary SciClone Pharmaceuticals International (Cayman) Development Limited, we incorporated two further subsidiaries, SciClone Pharmaceuticals (Hong Kong) Development Company Ltd., and SciClone Pharmaceuticals (Shanghai) Development Company Ltd. Our development entities conduct various research and development activities including those relating to in-licensing arrangements and the conduct of clinical trials.

EMPLOYEES

As of December 31, 2016, we had approximately 570 employees: approximately 540 in China, approximately 20 in the U.S., and approximately 10 in other countries. From time to time, we engage the services of consultants worldwide with pharmaceutical and business backgrounds to assist in our product development and commercialization activities.

GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S., China and other foreign countries is a significant factor in the manufacturing and marketing of our products, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to our products. Our products in clinical development in the U.S., China and other foreign countries are subject to approval by the FDA, the CFDA and similar regulatory authorities.  Manufacturing establishments are subject to inspections by regulatory authorities at the federal, state and local level and must comply with current GMP as established in various jurisdictions. In complying with GMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality assurance to ensure ongoing full technical compliance. We also conduct a separate review of products on an ongoing basis to test and maintain compliance with GMP standards.

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

Permits and Licenses for Importation, Manufacturing and Registration of Drugs

Import Drug License. Our strategy to date has been to seek approval for the import into China of drugs approved in other markets. We must obtain an Import Drug License from the CFDA to import a pharmaceutical product into China.

To qualify to receive an Import Drug License from the CFDA, each manufacturing establishment must be registered with the FDA or European (“EMA”) regulatory authorities where the product is registered for sale and listed on the Certificate of Pharmaceutical Product (“CPP” or Country of Origin Approval).

As a result, in order to obtain and maintain an Import Drug License in China, we or our partners must also meet the regulatory requirements for the country of origin of the pharmaceutical products we import, or are seeking to import, into China.

The process for applying for and obtaining an Import Drug License can be protracted and uncertain. In addition to the submission of clinical data from trials outside China, the CFDA may require additional clinical data, including from studies in China, and it may conduct its own inspection and testing of manufacturing facilities and of finished product. An Import Drug License needs to be renewed every five years. Further, if the manufacturer of the pharmaceutical product changes, an additional approval is required from the CFDA, and approval will also have to be obtained in the country from which the product is imported.

For ZADAXIN, the CPP is in Italy, and was issued by the AIFA. The named manufacturer of ZADAXIN is Patheon Italia S.p.A. DC Bead is manufactured by Biocompatibles UK Ltd. (“Biocompatibles”) and its Country of Origin approval is the United Kingdom.  We and our partners need to maintain these approvals.

China requires that products with an Import Drug License be imported through approved importing agents. At each port of entry, prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each shipment to determine whether such shipment satisfies China's quality control requirements.

GMP Certificates.  Our current products and our clinical candidates in China are all manufactured outside China and are subject to GMP standards in the country in which they are manufactured. Our manufacturers are subject to site inspections by the regulatory authorities in the jurisdictions in which they are located. The issuance and renewal of an Import Drug License is dependent, among other things, upon maintaining manufacturing standards that comply with the GMP standards of a widely recognized regulatory authority, such as the FDA or EMEA.

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

Price Controls

Prior to June 1, 2015, the price of pharmaceutical products in China was controlled and regulated by the Chinese government. With the promulgation of the Circular on Issuing the Opinions on Promoting Drug Price Reform jointly by the National Development and Reform Commission and several other government agencies (the “Circular”), starting from June 1, 2015, pharmaceutical products (other than anesthetics and Class I psychotropic drugs which are still subject to fixed ex-factory price and retail ceiling price controls) are no longer subject to price controls by the Chinese Government at the national level, however, the Chinese government is expected to continue to influence the setting of the prices through the government bidding process and its management of the reimbursement system, as discussed below.

Reimbursement under the National Medical Insurance Program

The Ministry of Human Resources and Social Security (“MOHRSS”), together with other government authorities, determine which medicines are to be included in or removed from the Catalogue for the National Medical Insurance Program, as well as the category under which a medicine should fall in the Catalogue (also referred to as the National Reimbursement Drug List (“NRDL”). There are two categories under the Catalogue: Category A and Category B. Category B medicines are generally more expensive than Category A medicines. A National Medical Insurance Program participant can be reimbursed for the full cost of a Category A medicine but only a certain percentage of a  Category B medicine.  Whether a medicine should be included in the Catalogue depends on a number of factors, including whether the medicine is used in large quantities and commonly prescribed, and whether it is considered to be important in meeting the basic healthcare needs of the general public.

Although the National Medical Insurance Program is designated as a national program, the implementation of the National Medical Insurance Program is delegated to various provincial governments, each of which has established its own medicine catalogue (also referred to as the Provincial Reimbursement Drug List (“PRDL”). A provincial government must include all Category A medicines listed in the Catalogue in its provincial medicine catalogue and may not downgrade a nationally classified Category A medicine to Category B.  For Category B medicines listed in the Catalogue, provincial governments have the discretion to add or subtract by no more than 15%.

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

Healthcare Insurance Reform

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

Coverage and Reimbursement Challenges

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

In November 2009, thymalfasin, the generic chemical name for our pharmaceutical product ZADAXIN, was included as a Category B product in the Catalogue. In February 2017, a new NRDL was published by Government agencies in China. Thymalfasin, and thus ZADAXIN, remain listed as a Category B product. However, since the Catalogue is amended every few years, there is no assurance that thymalfasin will remain on the Catalogue with subsequent amendments. Furthermore, since the provinces have the discretion to exclude Category B products in the Catalogue from the provincial catalogue within certain limits, there is no assurance that ZADAXIN will be included in all the provincial catalogues. Even if ZADAXIN is included in the catalogue of a province, we may not be the successful bidder in the government bidding process.

U.S., Europe and Other Countries

The regulatory regime for the approval for drug distribution and marketing in the U.S. and Europe is similar in many respects to the regulatory system in China. The steps required before a new drug may be distributed commercially generally include:

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

•submitting to the FDA the results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch, in an NDA or Biologics License Application (“BLA”); and

•obtaining FDA approval of the NDA, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent.

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

AGREEMENTS WITH THIRD PARTIES

We hold license, promotion, distribution or marketing agreements with a number of parties for products currently marketed or under development, including an agreement with Biocompatibles for the distribution of DC Bead in China. We had agreements during 2016 and 2015 with several companies for the distribution of certain products in China including the following significant agreements. We have additional license agreements with other parties.

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

Pfizer International Trading (Shanghai) Ltd. (“Pfizer”) Agreement. In July 2014, our subsidiary, NovaMed Shanghai, renewed its promotion and distribution relationship with Pfizer by entering into an Import and Service Agreement for the continued distribution of several pharmaceutical products (currently MethotrexateTM, EstracytTM, and FarlutalTM) in China. Under the agreement, we must purchase product from Pfizer for sale in China at prices specified in the agreement. The purchase prices are subject to adjustment in certain circumstances. To maintain our exclusive rights, we must meet certain unit volume requirements. In October 2016, NovaMed Shanghai entered into an agreement whereby it assigned its rights and obligations under the agreement to its affiliate, SciClone Pharmaceuticals (Jiangsu) Co., Ltd.  The agreement will expire June 30, 2019, unless renewed.

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

Theravance Biopharma, Inc. Agreement. In May 2015, we entered into an agreement with Theravance Biopharma granting us exclusive development and commercialization rights to VIBATIV® (telavancin) in China, as well as Hong Kong, Macau, Taiwan and Vietnam. Under the terms of the agreement Theravance Biopharma will sell to us all clinical and commercial product required to develop and commercialize VIBATIV in China and our other licensed territories.

Soligenix, Inc. Agreement. In September 2016, we entered into an exclusive license agreement with Soligenix, Inc. granting us rights to develop, promote, market, distribute and sell SGX942 (dusquetide).

Under the terms of the agreement, we transferred cash consideration of $3 million to Soligenix for 3,529,412 shares of Soligenix common stock (constituting 9.43% of Soligenix stock issued and outstanding immediately following the issuance of new shares to SciClone) and expanded rights for SGX942 in Taiwan, South Korea, and Vietnam, as we had previously obtained rights for Greater China in the 2013 exchange. Under the terms of the agreement, we will be responsible for all aspects of development, product registration and commercialization in the Territory, having access to data generated by Soligenix, and we will owe Soligenix royalties on net sales, and Soligenix will supply commercial drug product to us on a cost-plus basis, while maintaining worldwide manufacturing rights. Soligenix declared a 1 for 10 reverse stock split in October 2016, resulting in our ownership of 352,942 shares.

Our continued distribution of approved products depends upon the continuation of these agreements and the renewal of the agreements upon expiration.

Information about Segment and Geographic Revenue

Additional information about segment and geographic revenue is set forth in Note 17 of our Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Although we reported net income of $30.7 million, $29.5 million and $25.2 million, for the years ended December 31, 2016, 2015 and 2014, respectively, and have reported full year annual net income since fiscal 2009, we have experienced occasional quarterly losses and as a result of accumulated annual operating losses prior to fiscal 2009, we have an accumulated deficit of approximately $88 million as of December 31, 2016. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	our substantial dependence on our sales of ZADAXIN in China;
•

our revenues are dependent on our obtaining or maintaining regulatory licenses and compliance with other country-specific regulations, including renewing our China Import Drug License for ZADAXIN, which must be renewed every 5 years;

•

Chinese government actions intended to reduce pharmaceutical prices such as the reduction in some provinces of the governmentally permitted maximum listed price for our products and increased oversight of the health care market and pharmaceutical industry;

•

government regulatory action affecting our Company or our drug products or our competitors' drug products in China, the U.S. and other foreign countries, including the effect of government initiatives in China, particularly the Chinese government’s increasing regulation of the pharmaceutical industry through anti-corruption activities;

•	compliance by our employees and agents with regulations that are applicable to sales and marketing activities, including the Foreign Corrupt Practices Act;
•

actual or anticipated fluctuations in our quarterly operating results, some of which may result from undertaking new clinical development projects, or from licensing or acquisition-related expenses including up-front fees, milestone payments, and other items;

•	announcement and completion of corporate acquisition, merger, licensing or marketing arrangements, or sales of assets;
•	changes in assessments of our internal control over financial reporting;
•	progress and results of clinical trials and the regulatory approval process for our product candidates;
•	timing and achievement of our corporate objectives;
•	charges related to expired inventory or bad debt;
•	terminations of, or changes in our agreements or relationships with collaborative partners;
•	announcements of technological innovations or new products by us or our competitors;
•	developments or disputes concerning patent or proprietary rights;
•	changes in the composition of our management team or Board of Directors;
•	changes in company assessments or financial estimates by securities analysts;
•	general stock market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•

unanticipated increases in our G&A expense due to legal and accounting expenses, including expenses relating to strategic initiatives, or arising out of matters relating to any additional or uncorrected control deficiency or related matters;

•	economic and political conditions in the U.S. or abroad, particularly in China;

•

currency fluctuations between the RMB and U.S. Dollar (“USD”) including recent RMB devaluation that has led to, and may continue to lead to, downward adjustments in our importer price if further devaluation continues;

•	broad financial market fluctuations in the U.S., Europe or Asia;
•	more aggressive action by the government in the U.S., China or other foreign jurisdictions in changing taxation policy; and
•	unanticipated changes in key personnel.

We have acquired products, product licenses and other companies in the past and expect to continue such acquisitions. We may not realize all the anticipated benefits of such acquisitions due to various risks, including risks similar to those stated above as well as to risks that could result if we:

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

Our revenue is substantially dependent on our sales of ZADAXIN in China and competition or other factors could adversely affect our sales.

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the years ended December 31, 2016, 2015 and 2014, approximately 95%, 96% and 96% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of provincial agencies’ pricing reform. Any decrease in the sales of ZADAXIN in China may have a material adverse effect on our revenue and results of operations.

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

Sales of ZADAXIN may fluctuate significantly from quarter to quarter due to financing limitations on importers, changes in inventory levels at our customers, and surges in sales and inventories. Importers and distributors of ZADAXIN borrow funds in China from banks to purchase, hold and distribute ZADAXIN. Substantial increases in restrictions on fund availability and/or increases in borrowing costs could limit the ability of our importers and distributors to finance their import and distribution process. Additionally, in the past, there have been situations where our suppliers or customers hold a higher level of inventory than expected, which decreased demand for ZADAXIN during that period. Further, our customers tend to purchase large orders, and inventory levels may fluctuate significantly as a result, or as a result of changes in the distribution channel, potentially affecting quarterly periodic results. Fluctuation in our sales of ZADAXIN may negatively impact our revenues and results of operations.

We are attempting to expand our business beyond ZADAXIN and outside of China. However, our efforts to in-license or acquire other pharmaceutical products for marketing in China and other markets may be unsuccessful or even if successful may not have a meaningful effect on our dependence on ZADAXIN sales in those markets.

Our revenues are dependent on our obtaining or maintaining regulatory licenses and compliance with other country-specific regulations, including renewing our drug import license for ZADAXIN, and compliance with the Chinese Pharmacopeia.

Our revenue is dependent on receipt and maintenance of regulatory licenses and compliance with other country-specific regulations. For example, we have received regulatory approvals to import and market ZADAXIN in China and to manufacture ZADAXIN and export the product from Italy. In order to continue our sales to China, we need to maintain these approvals, known as Import Drug Licenses which allow for the importation and commercial sale of a product manufactured outside of China. Our Import Drug License for ZADAXIN needs to be renewed every five years and the next renewal is required before December 2017 in order for us to continue our ability to import and sell ZADAXIN into China. Although Import Drug License renewals in the past were obtained successfully, there is no assurance that SciClone will receive renewals in the future when applied for or that the renewals will not be conditioned or limited in ways that limit our ability to import and sell ZADAXIN into China.

Our licenses to manufacture and export ZADAXIN from Italy are dependent upon our continuing compliance with regulations in Italy. Our business would be adversely affected if we are not able to maintain these approvals. In order to sell ZADAXIN to the licensed importers in China, our manufacturers must 1) be approved by the Italian Ministry of Health (“AIFA”) and 2) be accepted by the CFDA. Some manufacturing changes may require: 1) approval by AIFA in Italy and/or 2) acceptance by the CFDA. ZADAXIN registration in Italy has been essential to the renewal of our Import Drug License from the CFDA permitting the importation of ZADAXIN into China.

Our ability to obtain a renewal of our Import Drug License from the CFDA could be adversely affected due to changes in policies and practices at CFDA in the review process, including with respect to potential requirements for additional technical information regarding ZADAXIN to CFDA.

The CFDA, AIFA and other regulatory agencies may, and have, changed their internal administrative rules in ways that may delay or complicate the regulatory approval process. Those changes are not always disclosed or known to us and we may experience unexpected delays or additional costs as a result of such changes. Any change in our ability to obtain or renew regulatory licenses or approvals could have an adverse effect on our revenue and results of operations.

Our products are subject to rigorous regulation in the jurisdictions where they are sold, including the standards established by the Chinese Pharmacopoeia, or ChP, in China. The ChP is an official compendium of drugs in China and sets the standards of purity, description, test, dosage, precaution, storage and the strength for each drug in China. If our products fail to meet relevant specifications, including ChP specifications, during routine customs testing as such specifications may be revised from time to time, our Import Drug Licenses, which allow the importation for commercial sale, may be revoked, which would result in a significant loss of revenue and materially adversely affect our business.

Chinese provincial government regulations mandating price controls have been imposed on ZADAXIN and several of our other products. If we experience difficulties in our sales efforts as a result of price restrictions or other policies intended to reduce health care costs, our operating results and financial condition will be harmed.

Our products are subject to increasing pricing pressures, particularly in China. Government regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations or policies.

The Chinese government is increasing its efforts to reduce overall health care costs, including pricing controls on pharmaceutical products. Individual provinces in China and, in some cases, individual hospitals can and have established pricing requirements for a product to be included on formulary lists or imposed price reductions as part of the provincial tender process. In some cases, these price limits have been significantly lower than prices at which our distributors have been selling ZADAXIN, in which case we have been removed from formulary lists, which consequently has reduced sales to certain hospitals and could adversely affect our future sales.

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective June 1, 2015. Decisions by provincial authorities are emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in

April 2015 that became effective in May 2015.  However, we were able to mitigate, in part, the impact of this price limitation by sharing the burden of the price reduction with our distributor.

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

There can be no assurance that our business development activities will result in pursuing or completing a particular transaction.

In early February 2016, we announced that our Board of Directors had initiated a process to identify, examine and consider a range of strategic alternatives available to us with a view to enhancing stockholder value. In July 2016, we announced that our Board was no longer continuing active discussions with potential acquirers which were undertaken as part of its strategic review process and that the Board will continue to evaluate additional strategic opportunities while continuing to focus on growing the Company's business. This announcement had adverse effects on our stock price, and may have adverse effects on our customer relationships and retention of key employees.

We expect to continue to review strategic opportunities, including through collaborations, alliances, licenses, joint ventures, equity- or debt-based investments, mergers and acquisitions. However, these activities are subject to the availability and cost of appropriate opportunities, competition from other companies that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions in the anticipated timeframe or at all, and integrate acquisitions. Further, while we seek to mitigate risks and liabilities of such transactions, we may not accurately assess the risks and uncertainties associated with engaging or not engaging in a strategic opportunity, and the anticipated benefits from pursuing any such opportunity may not materialize. In addition, undertaking substantial transactions or multiple transactions could divert management’s time and focus from operating our business, potentially having adverse effects on our existing business relationships and our key employees. In addition, there can be no assurance that the evaluation of potential transactions will result in either pursuing any different strategic operational approach or completing any particular transaction.

If we fail to achieve or maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot establish effective controls and provide reliable financial reports, our business and operating results could be harmed. Moreover, as a U.S.-based corporation doing business internationally, these controls often need to satisfy the requirements of foreign law as well as the requirements of U.S. law which frequently differ in certain aspects. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in 2012, our management identified two separate instances of a material weakness in internal control over financial reporting which were fully remediated prior to December 31, 2014. We continuously work on improvements to our internal controls and there can be no assurance that these or other material weaknesses will not occur in the future, or otherwise cause us to inaccurately report our financial statements. For example, the restatement of our financial statements for each of our first, second, and third quarters of 2012, and our financial statements for each of the second and third quarters of 2011 and the year ended December 31, 2011, were in part caused by the material weakness related to the design and operation of our controls disclosed as of December 31, 2012 discussed above. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

We are subject to U.S. and foreign anti-bribery and anti-corruption and similar laws, and could face substantial penalties if we fail to fully comply with such regulations and laws.

We are subject to U.S., Chinese and other foreign anti-bribery and anti-corruption laws and regulations. As a U.S. reporting company, we are subject to Foreign Corrupt Practices Act (“FCPA”) which prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA has been interpreted to include interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations and the Chinese government in particular has increased its anti-corruption measures, particularly in the pharmaceutical and health care markets.

In 2010 the SEC and DOJ commenced  investigations of the Company regarding a range of matters, including the possibility of violations of the FCPA, primarily related to certain historical sales and marketing activities with respect to our China operations. A Special Committee of our Board undertook an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred. In 2016, we announced a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. The DOJ has also completed its investigation and has declined to pursue any action. Under the terms of the settlement with the SEC, we paid to the SEC a total of $12.8 million, including disgorgement, pre-judgment interest and a penalty as final settlement. We are also required to give status reports to the SEC through the first quarter of 2019 on our continued remediation and implementation of anti-corruption compliance measures.

We expended substantial resources on the investigations and our internal remediation and compliance efforts, and continue to expend substantial resources on compliance. However, given the high level of complexity of the anti-bribery laws, there is a risk that we may inadvertently breach these regulations, for example through fraudulent or negligent behavior of individual employees, our failure to comply with record keeping requirements, or otherwise. Our success depends, in part, on our ability to anticipate risks and manage compliance through policies, procedures and internal controls. We have a large, dispersed sales force and we use third-party agents as well as distributors in various aspects of our business, which presents risks to our effort to ensure that our practices comply with anti-bribery and similar regulations.

Our independent registered public accounting firm serving as our external auditor is an audit firm which is not inspected by the Public Company Accounting Oversight Board (“PCAOB”), and, although they may be subject to other inspections, you do not have the benefits of PCAOB inspections.

Our incumbent independent auditors’ system of quality control and their individual audits are subject to review, inspection, or other outside assurance from time to time by member firms in the network of firms to which they belong, by peer accounting firms, or by regulatory or industry bodies in China (such as China’s securities regulator or the Chinese body representing certified public accountants). However, these various bodies or parties are distinct from the PCAOB, and their efforts may not be concentrated on audits of SEC registrants. Their reviews or inspections may be substantially different, or not comparable to, an inspection by the PCAOB. Auditors of companies that are registered with the SEC and traded publicly in the U.S., including our independent registered public accounting firm, must be registered with the PCAOB, and are required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess their compliance with the laws of the U.S. and professional standards. Because our auditors are located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China, including our auditors. As a result, investors in our equity securities may be deprived of the benefits of PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures or quality control procedures as compared to other public company auditors outside of China that are subject to PCAOB inspections. As a result, investors in our stock may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Proceedings instituted by the SEC against certain PRC-based accounting firms, including our independent registered public accounting firm, could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended.

In December 2012, the SEC brought administrative proceedings against five accounting firms, including our independent registered public accounting firm, in China, alleging that they had refused to produce audit work papers and other documents related to certain other China-based related companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms, including our registered public accounting firm, appealed to the SEC against this sanction decision. In February 2015, the four PRC-based accounting firms agreed to a censure and to pay $500,000 each to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S.-listed companies. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission. If the firms don’t follow the procedures, the SEC could impose penalties such as suspensions, or it could restart the current enforcement case administrative proceedings.

In the event that the SEC restarts the enforcement administrative proceedings, depending upon the final outcome, listed companies in the U.S. with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding China-based, U.S.-listed companies and the market price of our stock may be adversely affected.

If our independent registered public accounting firm were denied the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act of 1934. Such a determination could ultimately lead to the delisting of our shares from the NASDAQ Global Select Market or deregistration by the SEC, or both, which would substantially reduce or effectively terminate the trading of our stock in the U.S.

We may incur unexpected charges relating to our operations.

Although we have generally experienced minimal product returns and our customers have historically paid all invoiced amounts, we could incur future charges relating to inventory that expires or as a result of customer failures to pay invoiced amounts timely or in full. For example, from time to time we have recorded bad debt expense or write offs of uncollectible accounts receivable. While the amounts of the write offs have historically been immaterial, we may have more significant bad debt expenses or write offs in the future. We have had and could also experience additional charges for potential inventory obsolescence related to other products if we are unable to sell units that are nearing their expiration dates, or for bad debt if other distributors do not pay outstanding receivables in full. Those or similar future events would have an adverse impact upon our operating results.

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

We have numerous product candidates under development, some of which we own and others which were in-licensed to us.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unanticipated side effects and/or drug interactions that may significantly decrease the likelihood of regulatory approval. The regulatory approval processes in the U.S., Europe and China are demanding, lengthy and expensive. We have committed significant resources, including capital and time, to develop and seek approval for products under development, and if we do not obtain approvals we are seeking, we may be unable to achieve any revenue from these products. All new drugs, including our product candidates, are subject to extensive and rigorous regulation by the FDA, CFDA and similar regulatory agencies. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, importation, advertising, promotion, sale and distribution of our products. These regulations may change from time to time and new regulations may be adopted.

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

Market acceptance of any product that is successfully developed and approved will depend on many factors, including our ability to convince prospective customers to use our products as an alternative to other treatments and therapies. In addition, doctors must opt to use treatments involving our products. If doctors elect to use a different course of treatment, demand for our drug products would be reduced. In addition, for certain products we may need to convince partners to manufacture or market our products. Our success will also depend upon pricing restrictions and reimbursement policies that will be imposed, and upon our ability to properly anticipate those. Failure to do any of the above will lead to an unfavorable outcome on the results of our operations.

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

Our future results could be adversely affected by changes in laws and regulations, including, among others, changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law and regulatory interpretations, including changes affecting the taxation by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals), competition laws, privacy laws and environmental laws in the U.S. and other countries.

Compliance with changing regulations concerning corporate governance and public disclosure has resulted in and may continue to result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for companies such as ours and costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities which could have a negative impact on our financial position and results of operations.

Currently all of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside the U.S.  U.S. income taxes and foreign withholding taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. The U.S. government may propose initiatives that would substantially reduce our ability to defer U.S. taxes including: repealing deferral of U.S. taxation of foreign earnings, eliminating utilization or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are constituted into legislation, they could increase our U.S. income tax liability and as a result have a negative impact on our financial position and results of operations.

Because of China's tiered method of importing and distributing finished pharmaceutical products, our quarterly results may vary substantially from one period to the next; we are dependent upon Sinopharm as the exclusive importer of ZADAXIN.

Imported products in China, including ZADAXIN and other imported products, are distributed through a tiered method to import and distribute finished pharmaceutical products. Promoted products are typically sold from our partner companies within China to the primary distributor with the following distribution being the same for imported as well as promoted products. At each port of entry, and prior to moving the product forward to the distributors, government-licensed importing agents must process and evaluate each imported product shipment to determine whether it satisfies China's quality assurance requirements. In order to efficiently manage this process, the importing agents typically place large, and therefore relatively few, orders within an annual period. Therefore, sales to an importing agent can vary substantially from quarter to quarter depending on the size and timing of the orders, which has in the past and may in the future cause our quarterly results to fluctuate. We rely on Sinopharm to supply our ZADAXIN sales in China. Our receivables from Sinopharm are material, and if we were unable to collect receivables from Sinopharm or any other importer, our business and cash-flow would be adversely affected.

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

Certain medicine products distributed or sold in China’s pharmaceutical retail market, including those appearing to be ZADAXIN, may be counterfeit. Counterfeit products are products sold under the same or very similar brand names and/or have a similar appearance to genuine products. Counterfeit products, including counterfeit pharmaceutical products, are a significant problem in China and we have experienced counterfeiting of ZADAXIN. Such counterfeit products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. The counterfeit pharmaceutical product regulation control and enforcement system in China is not able to completely eliminate production and sale of counterfeit pharmaceutical products. To increase our ability to prevent counterfeiting, we have taken several actions, including enhancements of our ZADAXIN product labeling to implement industry-leading labeling technology and implementation of product tracking applications. However we cannot eliminate counterfeiting and, any sale of counterfeit products resulting in adverse side effects to consumers may subject us to negative publicity and expenses. It could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to currency exchange rate fluctuations, which could adversely affect our financial performance.

        Although our financial statements are denominated in U.S. dollars, a significant portion of our revenues and costs are realized in other currencies. Our profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of our assets and liabilities, as well as our cash flows. Some foreign currencies are subject to government exchange controls.

The majority of our sales through June 30, 2016 were in U.S. dollars, although a portion of our sales were denominated in RMB. Per our previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm were denominated in U.S. dollars. However, the established importer price could be adjusted quarterly based upon exchange rate fluctuations between the U.S. dollar and RMB. Effective July 1, 2016, sales to Sinopharm are and will be denominated in RMB, linking our sales directly to the foreign currency (as opposed to a less-correlated basis via lagging adjustments). In recent months the RMB has experienced devaluation exposing us to increased foreign exchange risk and our revenues were adversely impacted by those fluctuations in the year ended December 31, 2016.

Our purchases with contract manufacturers are denominated in U.S. dollars and euros and costs of our marketing efforts in China are paid in local currency. In addition, we have certain cash balances and other assets and liabilities denominated in euros, RMB and Hong Kong dollars. A stronger U.S. dollar vis-à-vis the local currency would tend to have an adverse effect on sales and potentially on collection of accounts receivable and a positive effect on expenses. China currently maintains the value of the RMB in a narrow currency trading band that may or may not fluctuate based on government policy. For example, in August 2015, the Chinese government devalued the RMB and may further devalue the RMB at any time. This devaluation has resulted in the strengthening of the U.S. dollar and may reflect a weakening of the Chinese economy. Depending on market conditions and the state of the Chinese economy, China has intervened in the foreign exchange market in the past to prevent significant short-term fluctuations in the RMB exchange rate, and it could make future adjustments, including moving to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the U.S. dollar and U.S. interest rates. Changes in exchange rates could unpredictably and adversely affect our operating results and could result in exchange losses. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have a material adverse impact on our future operating results and stock price.

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

As we introduce new products, there may be adverse safety events related to those products. Adverse safety events may have a negative impact on our business. Discovery of safety issues with our products could create product liability and could cause additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market, and the imposition of fines or criminal penalties. Adverse safety events may also damage physician and patient confidence in our products and our reputation. Any of these could result in liabilities, loss of revenue, material write-offs of inventory, material impairments of goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations.

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

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three-month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. Similarly, ONXEO (formerly BioAlliance) is the sole supplier of Loramyc and each of the products that are marketed through our NovaMed Shanghai and our SciClone Pharmaceuticals (Jiangsu) Co. Ltd. subsidiaries are manufactured by, or obtained from, a single source.

If we experience a problem with a sole source manufacturer or our suppliers, our sales may suffer. We have experienced difficulties with obtaining product from manufacturers in the past. In addition, manufacturing interruptions or failure to comply with regulatory requirements by suppliers of our product candidates in clinical trial, or other could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

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

We rely on third parties for development, commercialization and other aspects of our business, and the inability of any of these parties to reliably, timely or cost-effectively provide us with their obligated services could materially harm the timing of bringing our products to market and accordingly adversely affect our business.

We rely on third parties, such as collaboration partners, contract research organizations, medical institutions, clinical investigators, and contract laboratories, in the research and development of our product candidates and in the conduct of clinical trials for our product candidates. We are also dependent upon third parties for the commercialization or distribution of products or product candidates. If these parties, whom we do not control, do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if our collaboration partners do not have the ability or the resources to successfully complete their objectives, or choose not to continue their relationship with us, our development efforts could be delayed, suspended or terminated, or our commercialization efforts may be delayed, impaired or terminated. If the quality or accuracy of the data they obtain by third parties is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical or clinical activities could be delayed and we may not be able to obtain regulatory approval for our product candidates.

        Our rights to develop, market and sell our products and future product candidates are held under license and other agreements, and the third parties to those agreements might elect not to renew them.

Except for ZADAXIN, our rights to develop, market and sell our products including licensed products and products currently promoted or sold, are held by us under license, promotion, distribution or marketing agreements with third parties. These agreements for products include products in the regulatory review process, including products in clinical trials that are held under license, distribution or marketing agreements. In addition, our success in the future may be dependent on entering into similar agreements with other parties and the renewal of any such agreements. The third parties to these agreements are generally not under an obligation to renew the agreements, and in some cases have not renewed the agreements, which has affected our revenues. If any of these agreements are terminated, or if they are not renewed, our ability to develop or distribute the products or product candidates could be terminated and our business could be affected.

If we are unable to retain our key personnel, or are unable to attract and retain additional, highly skilled and experienced personnel, including the ability to expand our sales staff, our business will suffer.

We are highly dependent upon our ability to attract and retain qualified personnel because of the specialized, scientific and worldwide nature of our business. We are also dependent on our ability to appropriately staff these personnel in appropriate positions as our business fluctuates. Further, our efforts to in-license or acquire, develop and commercialize product candidates in current or new jurisdictions may require the addition of clinical and regulatory personnel and the expansion of, or changes in our sales and marketing operation. In addition, we assign numerous key responsibilities to a limited number of individuals, and we would experience difficulty in finding immediate replacements for any of them were any one of them to choose to leave employment with us. There is intense competition for qualified management, scientific, clinical, regulatory, and sales and marketing personnel in the pharmaceutical industry.

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

Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. In addition, the Company and its subsidiaries are regularly subject to tax return audits and examinations by various taxing jurisdictions, particularly in the U.S. and China. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, we believe that our reserves for uncertain tax positions reflect the outcome of tax positions that are more likely than not to occur. However, we cannot be certain that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax provision, operating results, financial position and cash flows in the period or periods for which that determination is made.

Our taxes could also increase if our ability to defer U.S. federal taxes under current tax laws were to change as a result of changes in tax law that prevent us from asserting indefinite reinvestment of offshore undistributed earnings or as a result of a change in our intention regarding distribution of these offshore undistributed earnings.

If we fail to protect our products, technologies and trade secrets, we may not be able to successfully use, manufacture, market or sell our products, or we may fail to advance or maintain our competitive position, and we have limited intellectual property protection in China.

Our success depends significantly on our ability to obtain and maintain meaningful patent protection for our products and technologies and to preserve our trade secrets. Our pending patent applications may not result in the issuance of patents in the future. Our patents or patent applications may not have priority over others' applications. Our existing patents and additional patents that may be issued, if any, may not provide a competitive advantage to us or may be invalidated or circumvented by our competitors. Others may independently develop similar products or design around patents issued or licensed to us. Patents issued to, or patent applications filed by, other companies could harm our ability to use, manufacture, market or sell our products or maintain our competitive position with respect to our products. Although many of our patents relating to thymalfasin have expired, including composition of matter patents, we have rights to other patents and patent applications relating to thymalfasin and thymalfasin analogues, including method of use patents with respect to the use of thymalfasin for certain indications. Additionally, thymalfasin has received Orphan Drug designation in the U.S. for the treatment of stage 2b through stage 4 melanoma, for the treatment of chronic active hepatitis B, for the treatment of DiGeorge anomaly with immune defects, and for the treatment of hepatocellular carcinoma. If other parties develop generic forms of thymalfasin for other indications, including conducting clinical trials for such indications, our patents and other rights might not be sufficient to prohibit them from marketing and selling such generic forms of thymalfasin or their brands of thymalfasin. If other parties develop analogues or derivatives of thymalfasin, our patents and other rights might not be sufficient to prohibit them from marketing these analogues or derivatives.

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

We may need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others' rights. If litigation results, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor's rights. If any of our competitors have filed patent applications in the U.S. that claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology. These actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in a patent action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

Substantial sales of our stock or securities convertible into shares of our stock or the exercise or conversion of options may impact the market price of our common stock.

We may conduct future offerings of our common stock, preferred stock or other securities convertible into our common stock to fund acquisitions, finance operations and for other purposes. Future issuances of substantial amounts of our common stock could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock or sell equity in a subsidiary, the percentage ownership of our present stockholders of the respective entities will be reduced and the price of our common stock may fall.

Our cash, cash equivalents and investment in common stock are subject to certain risks which could materially adversely affect our overall financial position.

We invest our cash and cash equivalents in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, in recent years, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. For example, we routinely have invested in money market funds with large financial institutions. One or more of these funds could experience losses or liquidity problems and, although to date some of the largest financial institutions who sponsor such funds have offset similar losses, there is no assurance that our financial institutions would either not incur losses or would offset any losses were they to occur.

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

If our common stock investment in Soligenix were to permanently lose value on an other than temporary basis, our financial position could be negatively impacted with a charge to operations.

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

Furthermore, a majority of our cash is held by our foreign subsidiaries. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Based on our current operating plan, we do not anticipate the need to repatriate undistributed earnings of our foreign subsidiaries accumulated through December 31, 2016. We plan to repatriate a portion of expected foreign earnings to be generated in future years to fund our U.S. operations. We have provided for U.S. income taxes on a portion of recent years’ foreign earnings that we have repatriated from our foreign subsidiaries, and our annual effective tax rate for the respective periods reflects both the provisions as well as benefits associated with our operations. We plan to indefinitely reinvest outside of the U.S. remaining unrepatriated future foreign earnings expected to be generated in 2017 and beyond.

Our loans receivable are subject to certain risks which could materially adversely affect our financial position.

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of December 31, 2016. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If the real property which comprises the majority of the value of all of the assets pledged as security were to suffer a decrease in its value due to macroeconomic conditions or local market-specific factors impacting commercial real estate market values, such a fact may represent an indication of loan impairment. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

Our ability to utilize our tax attributes may be limited by an “ownership change”.

Our ability to use our tax attributes, such as our U.S. federal income tax net operating loss carryforwards and our tax credit carryforwards, may be substantially restricted if we have had in the past, or have in the future, an “ownership change” as defined in

Section 382 of the U.S. Internal Revenue Code. An ownership change occurs if increases in the percentage of our stock held by “5-percent shareholders” (within the meaning of Section 382, which provides that certain public groups can be treated as 5-percent shareholders) collectively exceed more than fifty percent, comparing the lowest percentage of stock owned by each 5-percent shareholder at any time during the testing period (which is generally a three-year rolling period) to the percentage of stock owned by the 5-percent shareholder immediately after the close of any owner shift testing date. Our repurchases of our common stock, issuances of any additional significant amounts of our common stock for future acquisitions or other transactions and trading in our stock by stockholders, may have increased the possibility that in the future we could experience an ownership change. Trading by our stockholders, stock repurchases or other transactions could, in the future, cause an ownership change, resulting in an annual limitation on utilization of our tax attributes. If our tax attribute usage is subject to limitation and if we are profitable, our future cash flows could be adversely affected due to an increased tax liability.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to our stockholders. Our charter documents contain certain anti-takeover provisions, including provisions in our certificate of incorporation providing that stockholders may not cumulate votes, stockholders' meetings may be called by stockholders only if they hold 25% or more of our common stock and provisions in our bylaws providing that the stockholders may not take action by written consent. Additionally, our Board of Directors has the authority to issue 10 million shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Although our Rights Agreement dated December 19, 2006 expired on its scheduled expiration date of December 19, 2016, our Board of Directors could adopt another rights plan with anti-takeover effects in the future. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

Our business could be negatively affected as a result of actions of stockholders.

The actions of stockholders could adversely affect our business. Specifically, certain actions of certain types of stockholders, including without limitation public proposals, requests to pursue a strategic combination or other transaction or special demands or requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management, directors and employees. In addition, perceived uncertainties as to our future direction in relation to the actions of our stockholders may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as customers, service providers and partners. Actions by our stockholders may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Our corporate headquarters are located in the Silicon Valley area of Northern California, a region known for seismic activity. Although we maintain a disaster recovery policy that includes storage of important corporate data in a different geographic region of the U.S., all of our significant corporate data is stored in our headquarters facility and accordingly, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition. Most of our sales are into China for which we maintain our warehouses for finished goods in Hong Kong, which can experience severe typhoon storms, earthquakes or other natural catastrophic disasters. Although our distributors in China may maintain several months’ supply of our product, were our warehouse capability to be interrupted, either through a natural disaster such as flooding or through a service interruption, such as a lack of electricity to power required air conditioning, our ability to timely deliver finished product to China could be adversely affected which in turn would materially adversely affect our sales and ensuing operating results.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We currently lease approximately 11,900 square feet of office space for our corporate headquarters in Foster City, California, approximately 34,600 square feet of office space in China, primarily in Beijing and Shanghai, and lease approximately 6,100 square feet of combined office space in Hong Kong and Vietnam. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3.Legal Proceedings

None.

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

	Price Range
	Common Stock
	High	Low
2016
4th quarter	$10.85	$8.55
3rd quarter	13.73	9.84
2nd quarter	15.03	10.74
1st quarter	11.15	7.37

2015
4th quarter	$10.94	$6.70
3rd quarter	11.71	6.47
2nd quarter	9.87	8.07
1st quarter	9.65	7.01

Stockholders

As of March 7, 2017, there were approximately 190 holders of record of our common stock and 51,505,795 shares of common stock issued and outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2016, 2015,  and 2014, and do not currently have plans to pay any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Equity Compensation Plan Information” in Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following line graph compares the annual percentage change in (i) the cumulative total stockholder return on the Company’s Common Stock since December 31, 2011, with (ii) the cumulative total return on (a) The NASDAQ Composite Index and (b) the NASDAQ Biotechnology Index. The comparison assumes (i) an investment of $100 on December 31, 2011 in each of the foregoing indices and (ii) reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 6.Selected Financial Data

This section presents selected historical financial data for each of the last five fiscal years and is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2016 and 2015 and the selected statement of operations data for each year ended December 31, 2016,  2015,  and 2014 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data as of December 31, 2014,  2013,  and 2012 and the selected statement of operations data for each year ended December 31, 2013 and 2012 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,

	(in thousands, except per share data)
	2016	2015(1)	2014	2013(1)	2012(2)
Statement of Operations data:
Total net revenues	$160,096	$157,257	$134,790	$127,058	$156,269
Net income	$30,729	$29,463	$25,208	$10,964	$9,620
Basic net income per share	$0.61	$0.59	$0.49	$0.20	$0.17
Diluted net income per share	$0.58	$0.56	$0.48	$0.20	$0.16
Shares used in computing:
Basic net income per share	50,235	49,797	51,277	53,587	56,637
Diluted net income per share	52,566	52,173	52,684	54,936	58,483

	As of December 31,

	(in thousands)
	2016	2015(1)	2014	2013(1)	2012(2)
Balance Sheet data:
Cash and cash equivalents	$134,395	$101,403	$86,228	$85,803	$84,228
Restricted cash in escrow for SEC settlement	—	12,826	—	—	—
Accounts receivable, net of allowance	41,510	39,363	40,268	39,771	38,109
Inventories	16,587	10,976	10,703	15,238	10,424
Deferred tax assets	—	299	326	6	369
Total current assets	195,733	168,521	140,197	143,417	137,329
Goodwill	30,838	32,979	34,521	35,357	34,313
Total assets	241,898	216,619	181,831	179,859	174,071
Borrowings	—	—	—	1,651	1,445
Deferred revenue	—	174	596	2,915	—
Deferred tax liabilities	—	—	—	—	153
Other long-term liabilities	92	87	114	44	237
Total stockholders’ equity	215,365	179,712	155,274	146,595	143,022

(1)

We recorded a charge of $2.0 million for 2013 related to the possibility of a settlement, and recorded an additional charge of $10.8 million associated with the SEC settlement for 2015. Refer to Part II, Item 8, Note 15 “Contingencies” for further information on this matter.

(2)

During fiscal 2012, we identified an impairment indicator with respect to our intangible assets related to our promotion and distribution contract rights and recorded losses of approximately $42.7 million to recognize the full impairment. We recorded a benefit for income tax of approximately $6.8 million for the year ended December 31, 2012 due to the impairment of intangible assets, which resulted in a reversal of deferred tax liabilities. This was partially offset by the impact of recognizing a full valuation allowance on any remaining NovaMed Shanghai deferred tax assets. In addition, we recorded a non-cash gain of $15.4 million related to the contingent consideration because revenue and EBITDA targets of NovaMed Shanghai were not achieved.

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

SciClone Pharmaceuticals, Inc. (NASDAQ: SCLN) is a United States (“U.S.”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. We are focused on continuing to grow our revenue and profitability. Our business and corporate strategy is focused primarily on the People’s Republic of China (“China” or “PRC”) where we have built a solid reputation and established a strong brand through many years of experience marketing our lead product, ZADAXIN®  (thymalfasin). In addition, we have an established business model with large pharmaceutical partners to promote and sell products and we are focused on establishing profitability in all of these collaborations. We believe our sales and marketing strengths position us to benefit from the long-term expansion of the pharmaceutical market in China. We seek to expand our presence in China and increase revenues by growing sales and profits of our current product portfolio, launching new products from our development pipeline, adding new, profitable product services agreements and leveraging our strong cash position to in-license additional products.

We operate in two segments which are generally based on the nature and location of our customers: 1) China and 2) the Rest of the World, which includes our U.S. and Hong Kong operations.

We have two categories of revenues: “product sales revenues” and “promotion services revenues.” Our product sales revenues result from our proprietary and in-licensed products, including our lead product, ZADAXIN; DC Bead®, a product for the embolization of malignant hypervascularized tumors, and products from Pfizer International Trading (Shanghai) Ltd. (“Pfizer”). ZADAXIN has the highest margins in our portfolio as it is a premium product sold exclusively by SciClone.  Our “promotion services revenues” result from fees we receive for exclusively promoting oncology and cancer supportive care products in China for Baxter International, Inc. (“Baxter”). We recognize promotion services revenues as a percentage of our collaborator’s product sales revenue for these exclusively promoted products.

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as an immune system enhancer according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis, and on September 26, 2016, we announced the first patient has been treated in clinical trial in sepsis using ZADAXIN in China.

We initiated sales and recorded our first product revenue from DC Bead in the third quarter of fiscal 2015. The China Food and Drug Administration had approved the registration of DC Bead for the embolization of malignant hypervascularized tumors in August 2014. DC Bead may be used to treat liver cancer, a large and growing indication in China.

We are also pursuing the registration of Loramyc®, a mucoadhesive tablet formulation of miconazole lauriad to treat oropharyngeal candidiasis.

Our agreement with Baxter is for a 5-year term, through December 2017, and our agreement with Pfizer is for a 5-year term, through June 2019. We continue to seek in-licensing arrangements for well-differentiated products at various stages of development that, if not yet approved, have a defined regulatory approval pathway in China, to increase our revenues and profitability.  We have in license agreements for the following products.

Our In- Licensed Drug Candidates in Clinical Development Include the Following:

PT-112: On September 26, 2016, we also announced the first patient has been treated in the Phase 1 proof-of-concept trial of PT-112, a multi-targeted platinum-pyrophosphate anticancer agent being developed for patients with advanced solid tumors, in Taiwan. PT-112 is a key early-stage asset supporting our strategy to expand our oncology portfolio and drive long-term growth. We obtained, in 2015, exclusive development and commercialization rights from Phosplatin Therapeutics to PT-112 for Greater China (mainland China, Hong Kong, and Macau) and Vietnam, along with the exclusive option to expand the territory to include South Korea and Taiwan.

SGX942: On September 12, 2016, we and Soligenix, Inc. announced that we entered into an exclusive license agreement granting rights to SciClone to develop, promote, market, distribute and sell SGX942 (dusquetide), a novel, first-in-class therapy being developed for the treatment of oral mucositis in patients with head and neck cancer. The licensing agreement includes the People’s Republic of China, Hong Kong,  Macau, Taiwan, South Korea and Vietnam (the “Territory”). This exclusive agreement builds on an existing collaboration, in which we provided our complete oral mucositis clinical and regulatory data library to Soligenix in exchange for certain, previously undisclosed, commercialization rights to SGX942 in the Greater China market (the “2013 exchange”). The Phase 2 results reported by Soligenix, Inc. showed a significant reduction in the duration of severe oral mucositis in patients receiving chemoradiation therapy for treatment of their head and neck cancer.

Under the terms of the agreement, we transferred cash consideration of $3 million to Soligenix for 3,529,412 shares of Soligenix common stock and expanded rights for SGX942 in Taiwan, South Korea, and Vietnam, as we had previously obtained rights for Greater China in the 2013 exchange. In October 2016, Soligenix announced a 1 for 10 reverse stock split resulting in the Company’s ownership of 352,942 shares. In addition, we will be responsible for all aspects of development, product registration and commercialization in the Territory, having access to data generated by Soligenix. In the future, we will pay to Soligenix royalties on net sales, and Soligenix will supply commercial drug product to us on a cost-plus basis, while maintaining worldwide manufacturing rights.

VIBATIV®  (telavancin): In May 2015, Theravance Biopharma, Inc. (“Theravance Biopharma”) granted SciClone exclusive development and commercialization rights to VIBATIV (telavancin) in China, Hong Kong, Macao, Taiwan and Vietnam, in exchange for upfront and regulatory milestone payments totaling $6 million. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. SciClone will initially develop VIBATIV for hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia, and additional indications may include complicated skin and skin structure infections and potentially bacteremia. Theravance Biopharma will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China and our other licensed territories. We anticipate commencing a bridging trial for VIBATIV.

Angiomax®  (bivalirudin) and Cleviprex®  (clevidipine): In December 2014, we entered into a strategic partnership with The Medicines Company. The partnership includes an agreement granting us a license and the exclusive rights in China to promote two cardiovascular products including 1) Angiomax (bivalirudin) for Injection, an anticoagulant indicated in patients undergoing percutaneous coronary intervention (PCI) with provisional use of glycoprotein IIb/IIIa inhibitor (GPI) and in patients with, or at risk of, heparin-induced thrombocytopenia and thrombosis syndrome undergoing PCI for which a Phase 3 registration trial was completed in China. We have received Clinical Trial Application (“CTA”) approval and a Clinical Trial Waiver from the China Food and Drug Administration (“CFDA”) in December 2016, and are in the process of preparing a New Drug Application (“NDA”), and 2) Cleviprex (clevidipine) Injectable Emulsion, a third-generation dihydropyridine calcium channel blocker indicated for the reduction of blood pressure when oral therapy is not feasible or desirable for which a CTA for China was filed in 2013. We received CTA approval from the CFDA in early 2016 and are preparing a clinical study. As Chiesi USA, Inc. and its parent company, Chiesi Farmaceutici S.p.A. (“Chiesi”), acquired the rights to Cleviprex in June 2016 from the Medicines Company, SciClone will now be working together with Chiesi and The Medicines Company to progress the Cleviprex clinical study going forward. Under the terms of the agreement, which apply to Chiesi for Cleviprex, we will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products (Cleviprex and Angiomax) in the China market (excluding Hong Kong and Macao). We have also agreed to participate in the China registration process for both products. Financial terms of the agreements for the two products, in addition to net sales royalties payable to The Medicines Company and/or Chiesi, include the following additional payments to The Medicines Company and/or Chiesi: an upfront payment made in the fourth quarter of 2014; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

NeucardinTM: In May 2013, we entered into a framework agreement with Zensun (Shanghai) Science & Technology Co., Ltd. (“Zensun”) for the exclusive promotion, marketing, distribution and sale of Neucardin in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which an NDA was submitted to and accepted for review by the CFDA in 2012. In December 2013, the CFDA informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. As part of our agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of December 31, 2016 (refer to Note 6 to the consolidated financial statements appearing under Part II, Item 8 for further information regarding the Zensun loans).

ABTL-0812: Our license agreement with Ability Pharmaceuticals SL grants us a license and the exclusive rights to develop, manufacture and commercialize ABTL-0812 in China, Macau, Hong Kong, Taiwan, and Vietnam. ABTL-0812 is a first-in-class P13K/Akt/mTOR signaling pathway inhibitor for solid tumors, important in regulating the cell cycle. We are currently preparing for a phase 1 proof-of-concept trial in Taiwan and Mainland China.

Governmental Policy Changes in China

Governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs effective as of June 1, 2015. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. We were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction to our distributor in our sales channel; accordingly, the impact of the price reduction for the year ended December 31, 2015 was $2.8 million. Under our new contractual arrangement with Sinopharm, effective January 1, 2016, the lower tender price is reflected in a lower base invoice price to Sinopharm,  as further described in the following section under “Results of Operations, Revenues”. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future. The impact of such decisions on our future results is unpredictable, but we expect that pricing pressures on revenue in 2017 will be offset at least in significant part through sharing of the burden with our China distributor and potentially through volume increases. However, in the future, prices could be reduced to levels significantly below those that would prevail in an unregulated market, which may limit the growth of our revenues or cause them to decline.

We believe our cash and cash equivalents as of December 31, 2016 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the year over year changes in our product sales and promotion services revenues (in thousands):

	Years Ended December 31,

	2016	Change	2015	Change	2014
Product Sales, net	$155,937	1%	$154,329	17%	$131,973
Promotion Services	4,159	42%	2,928	4%	2,817
Total Net Revenues	$160,096	2%	$157,257	17%	$134,790

Product sales were $155.9 million, $154.3 million,  and $132.0 million for the years ended December 31, 2016,  2015,  and 2014,  respectively. The increase of $1.6 million, or 1%, for the year ended December 31, 2016 compared to 2015, was primarily attributable to an increase in ZADAXIN unit sales and stronger demand for certain oncology products. ZADAXIN sales were $150.1 million for the year ended December 31, 2016, compared to $146.1 million for 2015, an increase of $4.0 million or 3%, which mainly related to a 13% increase in volume sold, offset partially by a 10% decrease in revenue realized primarily as a result of an unfavorable exchange rate impact. Oncology product sales increased $0.3 million for the year ended December 31, 2016, compared to the corresponding period of 2015, related to greater market penetration. Aggrastat® product sales were zero and $1.8 million for the years ended December 31, 2016 and 2015, respectively, due to the termination of our agreement with Cardiome as discussed below. Product sales for the year ended December 31, 2015 also included initial immaterial DC Bead revenue.

The increase in product sales of $22.4 million, or 17%, for the year ended December 31, 2015 compared to 2014, was primarily attributable to an increase in ZADAXIN unit sales and stronger demand for certain oncology products. ZADAXIN sales were $146.1 million for the year ended December 31, 2015, compared to $126.1 million for the prior year, an increase of $20.0 million,  or 16%, which mainly related to a 21% increase in volume sold, offset partially by a 5% decrease in selling price mainly related to a decrease in the list price of ZADAXIN in the Zhejiang province since May 2015.  Product sales for the year ended December 31, 2015, also increased compared to 2014, related to Pfizer product sales, initial immaterial DC Bead revenue, and Aggrastat product sales.

Through June 30, 2015, our product sales revenues included Aggrastat, an intervention cardiology product launched in China in 2009, in-licensed from Cardiome Pharma Corp (“Cardiome”). In August 2015, we and Cardiome mutually agreed to end our collaboration for Aggrastat, thereby terminating our exclusive distribution rights in China, and returning all rights to the product to Cardiome. We recorded Aggrastat revenues of $1.8 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively, none thereafter, and we do not expect to generate any further Aggrastat revenues.

Our new contractual arrangement with Sinopharm which commenced January 1, 2016 is resulting in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby Sinopharm is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (reduced by estimated price compensation payable to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed (arrived at destination). There are presently no provinces with tender prices below the reference (baseline) tender price, and therefore no price compensation payable situations. Sinopharm is then invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount will be recognized as revenue after the amount has been agreed upon with them. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing. For example, the price compensation receivable due to us from Sinopharm for above-reference tender price provinces for products originally sold in the first quarter of 2016 was recognized in the third quarter of 2016, and the amount of price compensation receivable for products originally sold in the second and third quarters of 2016 was recognized in the fourth quarter of 2016. We expect that the price compensation receivable due to us from Sinopharm for above-reference tender price provinces for a quarter will be recognized on a one-to-two quarter delayed basis relative to the originating sales quarter going forward.

Per our previous contractual arrangement with Sinopharm through December 31, 2015, and the aforementioned renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm were denominated in U.S. dollars through June 30, 2016. However, the established importer price was adjusted quarterly based upon exchange rate fluctuations between the U.S. dollar and RMB. Effective July 1, 2016, our sales of ZADAXIN to Sinopharm are and will be denominated in RMB going forward. Our China ZADAXIN sales revenues have been (under the prior adjustment mechanism which operated on a lag basis) and will be in the future (as invoiced directly in RMB) subject to exchange rate risk. In recent months the RMB has experienced devaluation.

We anticipate that ZADAXIN revenues in 2017 will be higher than 2016, although our revenues are subject to exchange rate fluctuations and provincial adjustments to tender (retail level, government approved) prices which we cannot predict.

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

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For our proprietary product ZADAXIN, we manufacture our product using our U.S. and European contract manufacturers, and we generate our product sales revenue through sales of ZADAXIN product to Sinopharm. Sinopharm acts as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. Our ZADAXIN sales occur when Sinopharm purchases product from us without any right of return except for replacement of product in the event of damaged product or quality control issues. Passage of title and risk of loss are transferred to Sinopharm at the time of arrival of a shipment at its destination. After the sale, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier (“Tier 2”) distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier (“Tier 3”) local or regional distributors who, in turn, sell products to hospitals and pharmacies.

Promotion services revenue was $4.2 million, $2.9 million,  and $2.8 million, for the years ended December 31, 2016,  2015,  and 2014, respectively, and related to products promoted under agreements with Baxter. Promotion services revenue increased $1.3 million or 42% for the year ended December 31, 2016, compared to 2015, mainly related to an increase in EndoxanTM and HoloxanTM sales. Promotion services revenue increased $0.1 million or 4% for the year ended December 31, 2015, compared to 2014, related to an increase in Endoxan sales.

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

All of our promotion services revenue and a majority of our product revenues relate to our China segment. Total China revenues were $152.6 million, $151.6 million,  and $130.3 million, or 95%, 96%, and 97% of sales for the years ended December 31, 2016, 2015, and 2014, respectively. Rest of the World segment revenues were $7.5 million, $5.7 million,  and $4.5 million, or 5%, 4%, and 3%, for each of the years ended December 31, 2016, 2015 and 2014,  respectively, and related to sales of ZADAXIN product.

For the years ended December 31, 2016, 2015 and 2014, sales to Sinopharm in China accounted for approximately 93%, 97% and 94% of our revenues, respectively. Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the year over year changes in our cost of product sales (in thousands):

	Years Ended December 31,

	2016	Change	2015	Change	2014
Cost of Product Sales	$22,898	2%	$22,348	-3%	$23,002

Cost of product sales was $22.9 million for the year ended December 31, 2016, compared to $22.3 million for the year ended December 31, 2015, an increase of $0.6 million. The increase in cost of sales of $0.6 million, or 2%, for the year ended December 31, 2016, compared to 2015, was primarily attributable to an increase in volume sales of ZADAXIN.

Cost of product sales was $22.3 million for the year ended December 31, 2015, compared to $23.0 million for the year ended December 31, 2014, a decrease of $0.7 million. The decrease in cost of sales of $0.7 million, or 3%, for the year ended December 31, 2015, compared to 2014, was primarily attributable to a $2.9 million decrease in cost of product sales of Aggrastat as we had recorded a provision of $2.1 million for excess Aggrastat inventory during the year ended December 31, 2014 that didn’t recur for the year ended December 31, 2015. It was also attributable to our receipt in the fourth quarter of 2015 of $1.1 million for reimbursement for Aggrastat inventory returned that we had previously fully written off in 2014, which was recorded as a reduction in cost of product sales. These decreases in cost of product sales were partially offset by increases in cost of product sales related to ZADAXIN and certain oncology product sales due to increased volume sold. Cost of product sales also increased related to initial DC Bead sales in the second half of 2015.

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

Overall, we expect our gross margin percentages in 2017 to be lower than 2016,  based on lower selling prices in certain provinces, with indications of others to follow, as well as the unfavorable impact of currency exchange fluctuations.

Sales and Marketing (“S&M”):

The following table summarizes the year over year changes in our sales and marketing expenses (in thousands):

	Years Ended December 31,

	2016	Change	2015	Change	2014
Sales and Marketing	$54,704	1%	$53,961	11%	$48,477

S&M expenses were $54.7 million,  $54.0 million, and $48.5 million, for the years ended December 31, 2016, 2015 and 2014, respectively. S&M expenses increased $0.7 million, or 1%, for the year ended December 31, 2016, compared to 2015, related to growth in our S&M efforts for ZADAXIN including our sales force efforts on increasing sales to China’s largest hospitals as well as mid-sized hospitals, and related to post-marketing clinical trial expenses.  S&M expenses increased by $5.5 million, or 11%, for the year ended December 31, 2015, compared to 2014, related to growth in our S&M efforts for ZADAXIN and launch costs related to DC Bead.

We anticipate total S&M expenses for the year ending December 31, 2017 to be higher than those incurred for the year ended December 31, 2016 related to growth in our S&M efforts for ZADAXIN  and other products including higher post-marketing clinical trial expenses and higher expenses related to our e-commerce strategies to widen our market.

Research and Development (“R&D”):

The following table summarizes the year over year changes in our R&D expenses (in thousands):

	Years Ended December 31,

	2016	Change	2015	Change	2014
Research and Development	$15,078	22%	$12,314	-16%	$14,581

R&D expenses were $15.1 million, $12.3 million, and $14.6 million, for the years ended December 31, 2016,  2015, and 2014, respectively. For the years ended December 31, 2016,  2015 and 2014, we recorded $4.5 million, $7.5 million, and $11.0 million, respectively, in R&D expenses related to upfront and milestone costs under our in-license arrangements.  The remaining $5.8 million increase in R&D expense for the year ended December 31, 2016, compared to 2015, related to increased clinical and preclinical activities with certain licensors. The remaining $1.2 million increase in R&D expense for the year ended December 31, 2015 compared to 2014, related to hiring additional R&D personnel and an increase in clinical and preclinical activities with certain licensors.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We anticipate our R&D expenses to increase in 2017 compared to 2016 related to potential license fee payments, milestone payments expected to occur under license arrangements, and related to research and development activities in China.

General and Administrative (“G&A”):

The following table summarizes the year over year changes in our G&A expenses (in thousands):

	Years Ended December 31,

	2016	Change	2015	Change	2014
General and Administrative	$34,181	23%	$27,897	23%	$22,746

G&A expenses were $34.2 million, $27.9 million, and $22.7 million, for the years ended December 31, 2016,  2015,  and 2014, respectively. G&A expenses for the year ended December 31, 2016 increased by $6.3 million, or 23%, compared to the year ended December 31, 2015 related to increased costs for the Company’s strategic review to maximize stockholder value, higher transaction losses related to sales of ZADAXIN to Sinopharm being denominated in RMB since July 1, 2016, and higher stock–based compensation expense.

G&A expenses for the year ended December 31, 2015 increased by $5.2 million, or 23%, compared to the year ended December 31, 2014 mainly related to a  China legal-entity restructuring plan, higher professional consulting fees for business development strategy, higher stock-based compensation expense, and lower credits to bad debt expense for recovery of previously written off accounts receivable, offset by lower legal expenses related to our investigations with the SEC and DOJ and lower accounting fees.

We expect our G&A expenses in 2017 to increase compared to 2016 related to growth in our business.

SEC Settlement Expense:

We recorded a charge of $2.0 million in the fourth quarter of 2013 related to the possibility of a settlement with the SEC and DOJ regarding their investigation into possible violations of the FCPA by us, and we recorded additional charges totaling $10.8 million associated with the SEC settlement in 2015. In February 2016, we entered into a settlement agreement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Under the terms of the settlement agreement, in February 2016 we paid $12.8 million, including disgorgement, pre-judgement interest and a penalty as final settlement. As part of the agreement, we neither admitted nor denied engagement in any wrongdoing and we agreed to give status reports to the SEC for the next three years on our continued remediation and implementation of anti-corruption compliance measures. The DOJ has also completed its related investigation and has declined to pursue any actions. Refer to Part II, Item 8, Note 15  “Contingencies”  for further information on this matter.

Provision for Income Tax:

The provision for income tax relates to our foreign operations in China. The provision for income tax was $3.4 million, $0.8 million,  and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Tax expense increased $2.6 million for the year ended December 31, 2016, compared to 2015. For the year ended December 31, 2016, our tax provision included $1.3 million of additional tax expense representing the correction of an error related to a previously unrecognized liability for uncertain tax positions in China (refer also to Note 1, “Error Correction” appearing in Part II, Item 8, within the footnotes to the consolidated financial statements contained elsewhere in this report). In addition, the tax provision for the year ended December 31, 2016 was higher relative to the prior year as a result of higher sales and marketing activities in our China business.

Tax expense decreased $0.4 million for the year ended December 31, 2015, compared to 2014, mainly related to a reduction in our liabilities for uncertain tax positions (and associated accrued interest) in China due to certain tax years becoming closed to assessment due to the statute of limitations.

The statutory tax rate in China was 25% in 2016, 2015 and 2014.  We expect the provision for income tax to decrease for the year ending December 31, 2017, compared to the year ended December 31, 2016, as a result of tax expense for uncertain tax positions recorded in 2016 that we do not expect to recur in 2017.

As of December 31, 2016, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $112.9 million that expire in the years 2020 through 2035, and had approximately RMB 40.8 million in net operating loss carryforwards related to our NovaMed Shanghai subsidiary that expire in the years 2019 through 2021. As of December 31, 2016, we had U.S. federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.3 million that expire in the years 2018 through 2036.

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

The following tables summarize our cash and cash equivalents and our cash flow activities as of the end of, and for each of, the years presented (in thousands):

	As of December 31,
	2016	2015
Cash and cash equivalents	$134,395	$101,403

As of December 31, 2016, we had $134.4 million in cash and cash equivalents, of which $124.8 million was located in subsidiaries of the Company outside the U.S. Cash and cash equivalents held by subsidiaries outside the U.S. are held primarily in U.S. dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions. In 2016 and 2015, we repatriated $10 million and $12.8 million, respectively, in funds via special dividend distributions from our foreign subsidiary as a result of the need to fund our U.S. operations and to fund an escrow facility for our SEC settlement (as previously described), respectively. The dividend distributions were made from respective current year earnings in those years and profits of our foreign subsidiary, which were not part of the cumulative pools of undistributed earnings of foreign subsidiaries as of December 31, 2016 or 2015.

We have determined that as of December 31, 2016, $211 million of accumulated undistributed earnings of foreign subsidiaries, after the payment of a 2016 dividend in the amount of $10 million and a 2015 dividend in the amount of $12.8 million which were satisfied entirely out of the respective years’ current earnings and profits, continues to be indefinitely reinvested outside of the U.S. In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries and (ii) additional investments to support our expansion in the China market as well as planned product licensing transactions.  Upon distribution of our foreign undistributed earnings, we may be subject to U.S. federal and state income taxes. Based on our current operating plan, we do not anticipate the need to repatriate undistributed earnings accumulated as of December 31, 2016, but we do anticipate a need to repatriate a portion of future foreign earnings to fund our U.S. operations. Our current expectation is that any amounts repatriated to supplement our parent company’s liquidity will be offset by tax-deductible expenses or available tax benefits such as accumulated net operating losses. We will accrue for U.S. income taxes on future foreign earnings that we anticipate repatriating from our foreign subsidiaries.

	Years Ended December 31,

	2016	2015	2014
Cash provided by (used in):
Operating activities	$34,527	$32,507	$27,609
Investing activities	$(3,366)	$(9,010)	$(6,203)
Financing activities	$1,858	$(8,419)	$(20,806)

Net cash provided by operating activities was $34.5 million for the year ended December 31, 2016 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, deferred income taxes, unrealized loss on measurement of monetary asset,  and changes in operating assets and liabilities. Accounts receivable and inventory levels both increased for the year ended December 31, 2016, related to higher sales volume and higher finished goods inventory.

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

Net cash used in investing activities was $3.4 million, $9.0 million,  and $6.2 million, for the years ended December 31, 2016, 2015, and 2014, respectively. As further discussed in Note 5 to the notes to the consolidated financial statements appearing in Part II, Item 8, on September 9, 2016, we and Soligenix entered into an exclusive license agreement (the “License Agreement”), pursuant to which Soligenix granted rights to the Company to develop, promote, market, distribute and sell SGX9412 in the People’s Republic of China, Hong Kong, Macau, Taiwan, South Korea and Vietnam. In connection with the execution of the License Agreement, we entered into a common stock purchase agreement with Soligenix pursuant to which we bought 3,529,412 shares of Soligenix common stock for  $2.7 million.  In October 2016, Soligenix declared a 1 for 10 reverse stock split, converting our Soligenix ownership from 3,529,412 shares to 352,942 shares.

For the years ended December 31, 2016,  2015, and 2014, purchases of property and equipment were $0.6 million, $1.8 million,  and $1.5 million, respectively. In addition, for the years ended December 31, 2015 and, we received proceeds of $0.1 million from the sale or maturity of our short-term investments or available-for-sale securities.  In addition, as part of our license and supply agreement with Zensun, we agreed to loan up to $12 million in total to Zensun under two separate loan agreements. Pursuant to these agreements, we loaned $7.25 million in the first half of 2015, and $4.75 million to Zensun during the second half of 2014 (such lendings are further described in Note 6 to the consolidated financial statements appearing under Part II, Item 8), which is reflected in the $9.0 million and $6.2 million of net cash used in investing activities for 2015 and 2014, respectively. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”).

Net cash provided by (used in) financing activities was $1.9 million, ($8.4) million,  and ($20.8) million, for the years ended December 31, 2016,  2015, and 2014,  respectively. For the years ended December 31, 2016, 2015, and 2014, we received $1.9 million, $4.4 million, and $5.2 million, of proceeds, respectively, from the issuances of common stock made under our stock award plans. During the years ended December 31, 2016,  2015 and 2014, we used $12.8 million and $24.4 million, respectively, to repurchase and retire approximately 1.5 million and 3.8 million shares of our common stock under our stock repurchase program.

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

The following summarizes our other future contractual obligations as of December 31, 2016  (in thousands):

	Payments Due by Period

		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$3,640	$2,311	$1,329	$—	$—
Purchase obligations (2)	20,711	20,711	—	—	—
Uncertain tax positions (3)	3,900	—	—	—	—
Total	$28,251	$23,022	$1,329	$—	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
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

We believe that our existing cash and cash equivalents and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months from the issuance of the financial statements. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to a registration statement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories. Additional financing or collaboration and licensing arrangements may not be available when needed either at all or on favorable terms.

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

Effective January 1, 2016, our new contractual arrangement with our China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing under the old contractual arrangement through December 31, 2015) of a portion of our revenue due from Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. The tender price is the ultimate retail end price approved by provincial authorities. There is a price mechanism in the new contractual arrangement whereby Sinopharm is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (reduced by estimated price compensation payable to Sinopharm for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed upon arrival at destination. To date, there are no situations where a provincial tender price is less than the reference (baseline) tender price. Sinopharm is invoiced for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed with them. It is expected that the price compensation due to us related to sales in a quarter under the price adjustment mechanism for provinces with tender prices above the reference (baseline) tender price will be recognized on a rolling one-to-two quarter delayed basis relative to the originating sales quarter.

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contracts, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met.

Revenue Reserve. We maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of December 31, 2016 and 2015, our revenue reserves were approximately $0.3 million and $0.1 million, respectively; the reserves were recorded as accrued liabilities in our consolidated balances sheet.

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

As of December 31, 2016, we determined that no receivable reserve was needed. As of December 31, 2015, we had a receivable reserve of $0.6 million. In October 2014, our subsidiary, SPIL China, executed an agreement with a particular customer providing for settlement of a $3.0 million receivable balance. The terms of the settlement agreement resulted in the write-off of $1.1 million in previously fully reserved accounts receivable with an equivalent charge-off of the allowance for bad debt, which had no impact on net income in 2014, as the subsequent agreement provided direct evidence that the $1.1 million previously reserved will not be collected in the future. Of the remaining $1.9 million receivable balance, $0.5 million, $0.4 million and $1.0 million were collected in 2016, 2015 and 2014, respectively, per the terms of the settlement agreement, and these gains on recovery were recorded as reductions to general and administrative expense for the years ended December 31, 2016, 2015 and 2014, respectively. We recognized $0.5 million of bad debt expense in general and administrative expense during the first quarter of 2015 related to past due receivables from another customer, due to uncertainty regarding the collectability of the customer’s outstanding receivable balance. We wrote-off the $0.5 million of past due accounts receivable from this customer during the fourth quarter of 2015 as uncollectible.

Inventories

Our inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis and include amounts related to materials, labor and overhead. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. If our current assumptions about future production or inventory levels and demand were to change or if actual market conditions are less favorable than those projected by management, inventory write-downs may be required, which could negatively impact our gross margins and results of operations. If obsolete or excess items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized. During the years ended December 31, 2016, 2015 and 2014, we recorded inventory write-downs of $34,000,  $0, and $2.1 million, respectively, principally related to carrying value reductions for excess Aggrastat product in the year 2014. As we have discontinued this product, remaining Aggrastat inventory is zero as of December 31, 2016.

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

Goodwill relates to our China segment which focuses on our primary pharmaceutical distribution market, consisting of the NovaMed Pharmaceuticals, Inc. (“NovaMed”) business and the legacy China business of the Company, which represent a single reporting unit. For the years ended December 31, 2016, 2015 and 2014, we tested for goodwill impairment by quantitatively comparing the fair value of the reporting unit to its carrying amounts - step one of the two-step impairment test. We estimated the fair value of the China reporting unit using a discounted cash flow model. This valuation approach considers a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to impairment charges in the future. Our methodology for determining fair value remained consistent for the periods presented. If we determine that the carrying value of our reporting unit exceeds its fair value, we would then calculate the implied fair value of the reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. After completing our annual impairment review for the reporting unit as of December 31, 2016, 2015 and 2014, we concluded that goodwill was not impaired in 2016, 2015, or 2014.

Investments

We record unrealized gains or losses on available-for-sale equity investments in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale equity investments are included in earnings. Available-for-sale equity investments are evaluated for impairment each reporting period. An investment is considered impaired if the fair value of the investment is less than its cost. If after consideration of all available evidence to evaluate the realizable value of our investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the consolidated statement of operations. We determine an impairment to be other-than temporary if there is an inability to recover the carrying value of the investment.

Loans Receivable

Loans receivable consist of two loans to one third party (see Note 6 to our consolidated financial statements appearing under Part II, Item 8). Loans are initially recorded, and continue to be carried, at unpaid principal balances under “other assets” on the consolidated balance sheet as of December 31, 2016 and 2015. Carried balances are subsequently adjusted for payments of principal or adjustments to the allowance for loan losses to account for any impairment. Interest income is recognized over the term of the loans and is calculated using the simple-interest method, as the loans do not have associated premium or discount. If the loans were to experience impairment, interest income would not be recognized unless the likelihood of further loss was remote.

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date.

Management assessed the credit worthiness of the counterparty by reviewing available borrower financial information and substantiation of the value of the pledged security interest in the course of preparing our consolidated financial statements. Management also considered in its analysis that the borrower was compliant with the terms of the loans, that interest payments have been timely made, and that available reliable evidence indicated that the market value of the pledged security was greater than the loan receivable balance. As of December 31, 2016 and 2015, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

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

Stock-Based Compensation

We record stock-based compensation costs relating to share-based payment transactions, including stock options, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”) and employee stock purchase plans (“ESPP”). Stock-based compensation expense for stock options and the employee stock purchase plan is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense for RSUs and PSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock-based compensation expense values for stock options, RSUs and the ESPP plan are recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. We recognize expense related to the performance stock options and PSUs over the implicit service period if it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the performance stock options or PSUs is reversed. The share-based payment awards that are ultimately expected to vest are recognized as expense ratably (as the awards vest) over the requisite service period, which is generally one or four years for stock options and RSUs and three months for ESPP.  We estimate pre-

vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. The tax years 1995-2016 remain open to examination by the major U.S. taxing jurisdictions to which we are subject. The Internal Revenue Service completed their examinations of our 2008, 2009 and 2011 U.S. Federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years. Our China income tax returns are generally subject to examination for a period of five years and those years remain open to examination.

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

New Accounting Standards Updates

Please refer to Note 1 to our consolidated financial statements appearing under Part II, Item 8 for a discussion of new accounting standards updates that may impact the Company.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

We do not hold any derivative financial instruments for speculation or trading purposes. The majority of our sales since July 1, 2016 are denominated in RMB. Our purchases with contract manufacturers are denominated in U.S. dollars and euros and costs of our marketing efforts in China are paid in local currency. In the recent year and months the RMB has experienced devaluation. Such devaluation negatively affects the U.S. dollar value of revenues while it positively affects the U.S. dollar value of China operating expenses. RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at the exchange rates quoted by the Peoples Bank of China. Remittances in currencies other than RMB by the Company in China require certain supporting documentation in order to process the remittance.

In addition, we have certain cash balances and other long-term assets and liabilities denominated in euros, RMB and Hong Kong dollars. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. A hypothetical 1% increase or decrease in foreign exchange rates would result in an approximate $0.1 million increase or decrease in our financial assets and liabilities denominated in euros, RMB and Hong Kong dollars, as of December 31, 2016 and 2015. These potential changes are based on sensitivity analyses performed on our financial position as of December 31, 2016 and 2015. Actual results may differ materially.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds, term deposits, commercial paper, corporate bonds, U.S. treasury, or government agency notes; our investments are most frequently classified as cash equivalents. We are also invested in a loan to a business partner; however, the purpose for such loan is to facilitate the business relationship and it is not principally for investment purposes. Our investment securities may be subject to interest rate risk and could decrease in value if market interest rates rise. To minimize this risk, we primarily hold securities that are short-term in duration and maintain an average maturity of less than one year. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact to the total value of our investment portfolio as of December 31, 2016 or 2015.

Item 8.Financial Statements and Supplementary Data

SCICLONE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SciClone Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SciClone Pharmaceuticals, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015,  and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9(a). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers Zhong Tian LLP

Shanghai, the People’s Republic of China

March 9, 2017

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$134,395	$101,403
Restricted cash in escrow for SEC settlement (Note 15)	—	12,826
Accounts receivable, net of allowances of $0 and $594 as of December 31, 2016 and 2015, respectively	41,510	39,363
Inventories	16,587	10,976
Prepaid expenses and other current assets	3,241	3,654
Deferred tax assets	—	299
Total current assets	195,733	168,521
Property and equipment, net	2,002	2,651
Investment in third party (Note 5)	794	—
Goodwill	30,838	32,979
Other assets	12,531	12,468
Total assets	$241,898	$216,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,645	$4,495
Accrued and other current liabilities	22,796	32,151
Deferred revenue	—	174
Total current liabilities	26,441	36,820
Other long-term liabilities	92	87
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,236,952 and 49,533,835 shares issued and outstanding as of December 31, 2016 and 2015, respectively	51	50
Additional paid-in capital	304,599	296,086
Accumulated other comprehensive income (loss)	(1,520)	2,070
Accumulated deficit	(87,765)	(118,494)
Total stockholders’ equity	215,365	179,712
Total liabilities and stockholders’ equity	$241,898	$216,619

See notes to consolidated financial statements.

 SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Net revenues:
Product sales, net	$155,937	$154,329	$131,973
Promotion services	4,159	2,928	2,817
Total net revenues	160,096	157,257	134,790
Operating expenses:
Cost of product sales	22,898	22,348	23,002
Sales and marketing	54,704	53,961	48,477
Research and development	15,078	12,314	14,581
General and administrative	34,181	27,897	22,746
SEC settlement expense (Note 15)	—	10,826	—
Total operating expenses	126,861	127,346	108,806
Income from operations	33,235	29,911	25,984
Non-operating income (expense):
Interest and investment income	1,062	869	161
Interest and investment expense	—	—	(48)
Other income (expense), net	(164)	(510)	280
Income before provision for income tax	34,133	30,270	26,377
Provision for income tax	3,404	807	1,169
Net income	$30,729	$29,463	$25,208

Basic net income per share	$0.61	$0.59	$0.49
Diluted net income per share	$0.58	$0.56	$0.48

Weighted-average shares used in computing:
Basic net income per share	50,235	49,797	51,277
Diluted net income per share	52,566	52,173	52,684

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,

	2016	2015	2014
Net income	$30,729	$29,463	$25,208
Other comprehensive loss, net of income tax:
Foreign currency translation	(1,666)	(1,194)	(912)
Unrealized loss on available-for-sale investment in common stock of third party	(1,924)	—	—
Total other comprehensive loss	(3,590)	(1,194)	(912)
Total comprehensive income	$27,139	$28,269	$24,296

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of January 1, 2014	52,372	$52	$278,327	$4,176	$(135,960)	$146,595
Net income	—	—	—	—	25,208	25,208
Other comprehensive loss related to foreign currency translation	—	—	—	(912)	—	(912)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan, net	1,399	2	5,212	—	—	5,214
Compensation related to stock-based awards	—	—	3,569	—	—	3,569
Repurchase of common stock	(3,822)	(4)	—	—	(24,396)	(24,400)
Balance as of December 31, 2014	49,949	50	287,108	3,264	(135,148)	155,274
Net income	—	—	—	—	29,463	29,463
Other comprehensive loss related to foreign currency translation	—	—	—	(1,194)	—	(1,194)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan, net	1,111	2	4,390	—	—	4,392
Compensation related to stock-based awards	—	—	4,588	—	—	4,588
Repurchase of common stock	(1,526)	(2)	—	—	(12,809)	(12,811)
Balance as of December 31, 2015	49,534	50	296,086	2,070	(118,494)	179,712
Net income	—	—	—	—	30,729	30,729
Other comprehensive loss related to foreign currency translation	—	—	—	(1,666)	—	(1,666)
Other comprehensive loss related to unrealized loss on available-for-sale investment in common stock of third party	—	—	—	(1,924)	—	(1,924)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan, net	1,703	1	1,857	—	—	1,858
Compensation related to stock-based awards	—	—	6,656	—	—	6,656
Balance as of December 31, 2016	51,237	$51	$304,599	$(1,520)	$(87,765)	$215,365

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2016	2015	2014
Operating activities:
Net income	$30,729	$29,463	$25,208
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	6,433	4,441	3,465
Provision for doubtful accounts	—	541	—
Provision for expiring inventory	34	—	2,099
Depreciation and amortization	985	931	852
Loss on disposal of fixed assets	1	3	26
Deferred income taxes	292	12	(321)
Unrealized foreign exchange loss	190	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,405)	306	(3,276)
Inventories	(3,001)	1,432	5,382
Prepaid expenses and other assets	273	(1,020)	(277)
Restricted cash in escrow for SEC settlement (Note 15)	—	(12,826)	—
Accounts payable	(3,123)	(2,295)	(5,485)
Accrued and other current liabilities	4,286	11,997	(414)
Deferred revenue	(173)	(422)	340
Other long-term liabilities	6	(56)	10
Net cash provided by operating activities	34,527	32,507	27,609
Investing activities:
Investment in available-for-sale security of third party (Note 5)	(2,718)	—	—
Loans to third party (Note 6)	—	(7,250)	(4,751)
Proceeds from the sale of short-term investments	—	75	—
Purchases of property and equipment	(648)	(1,835)	(1,452)
Net cash used in investing activities	(3,366)	(9,010)	(6,203)
Financing activities:
Repurchase of common stock including commissions	—	(12,811)	(24,400)
Repayment of credit facilities	—	—	(1,620)
Proceeds related to issuances of common stock, net	1,858	4,392	5,214
Net cash provided by (used in) financing activities	1,858	(8,419)	(20,806)
Effect of exchange rate changes on cash and cash equivalents	(27)	97	(175)
Net increase in cash and cash equivalents	32,992	15,175	425
Cash and cash equivalents, beginning of period	101,403	86,228	85,803
Cash and cash equivalents, end of period	$134,395	$101,403	$86,228
Supplemental disclosure of cash flow information:
Net income taxes paid related to foreign operations	$1,794	$1,509	$944
Interest and unused line fees paid related to borrowings	$—	$—	$48
Release of restricted cash in escrow for SEC settlement	$12,826	$—	$—

See notes to consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Description of Business

SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”), incorporated in 1990, is a United States (“U.S.”)-headquartered, China-focused, specialty pharmaceutical company with a substantial commercial business and a product portfolio of therapies for oncology, infectious diseases and cardiovascular disorders. The Company’s lead product, ZADAXIN® (thymalfasin) is approved in over 30 countries and may be used for the treatment of hepatitis B (HBV), hepatitis C (HCV), and certain cancers according to the local regulatory approvals, and for use as an immune system enhancer. In addition to ZADAXIN, SciClone markets approximately 7 partnered and in-licensed products in China. SciClone is also pursuing the registration of several other therapeutic products in China.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less on the date of purchase. The Company records its investments at fair value, as determined by available information on the consolidated balance sheet date. The Company’s cash investment portfolio as of December 31, 2016 consisted of money market funds that were included in cash and cash equivalents.

As of December 31, 2016, the Company’s investment portfolio also included an available-for-sale investment in the common stock of a third party (Note 5) categorized within Level 2 of the fair value hierarchy.

The Company records unrealized gains or losses on available-for-sale equity investments in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale equity investments are included in earnings.

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

The Company’s policy is to recognize transfers between levels as of the date of the event or change in circumstance that caused the transfer.

Other financial instruments, including accrued short-term liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturity of these instruments.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, accounts receivable, and loans receivable. The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents, and by customers and partners in the event of default by the customer or partner to pay the amounts due to the Company on receivables and loans receivables, respectively, to the extent of the amounts recorded on the consolidated balance sheet. Most of the Company’s cash and cash equivalents are held by financial institutions that the Company believes are of high credit quality. At times, deposits may exceed government insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company is exposed to risk of its investment in the common stock of a third party losing market value.

In China, pharmaceutical products are imported and distributed through a tiered method of distribution. For the Company’s proprietary product ZADAXIN, the Company manufactures its product using its U.S. and European contract manufacturers, and it generates its product sales revenue through sales of ZADAXIN products to Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited (“Sinopharm”). Sinopharm acts as an importer, and also as the top “tier” of the distribution system (“Tier 1”) in China. The Company’s ZADAXIN sales occur when the importer purchases product from the Company, without any right of return except for replacement of product in the events of damaged product or quality control issues. As the Company bears risk of loss until delivery has occurred, revenue is not recognized until the shipment reaches its destination. After the Company’s sale of ZADAXIN to the importer, Sinopharm clears products through China import customs, sells directly to large hospitals and holds additional product it has purchased in inventory for sale to the next tier in the distribution system. The second-tier (“Tier 2”) distributors are responsible for the further sale and distribution of the products they purchase from the importer, either through sales of product directly to the retail level (hospitals and pharmacies), or to third-tier (“Tier 3”) local or regional distributors who, in turn, sell products to hospitals and pharmacies. The Company’s other product sales revenues result from the sale of the Company’s in-licensed products to importing agents and distributors.

Promotion services revenues result from fees received for exclusively promoting products for certain pharmaceutical partners. These importing agents, distributors and partners are the Company’s customers.

Sinopharm contributed 93%,  97% and 94% of the Company’s total net revenue for the years ended December 31, 2016, 2015 and 2014, respectively, which revenues related to the Company’s China segment. There were no other customers that exceeded 10% of the Company’s total net revenue in those years.

Total ZADAXIN product sales were $150.1 million or 96%,  $146.1 million or 95%, and $126.1 million or 96%, of total product sales for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, approximately $39.5 million, or 95%, of the Company's gross accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

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

Per the Company’s previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (the Company’s sole distributor for ZADAXIN in China) which took effect January 1, 2016, the Company’s sales of ZADAXIN to Sinopharm were denominated in U.S. dollars through June 30, 2016. However, the established importer price was adjusted quarterly based upon exchange rate fluctuations between the U.S. dollar and Chinese Yuan Renminbi (“RMB”). Effective July 1, 2016, the Company’s sales of ZADAXIN to Sinopharm are and will be denominated in RMB. A significant portion of the Company’s other revenues and expenses are also denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB and all are exposed to foreign exchange risk. In the recent year and months, the RMB has experienced devaluation. Such devaluation negatively affects the U.S. dollar value of revenues while it positively affects the U.S. dollar value of China operating expenses. RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at the exchange rates quoted by the People’s Bank of China. Remittances in currencies other than RMB by the Company in China require certain supporting documentation in order to process the remittance.

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

As of December 31, 2016, the Company determined no bad debt reserve was necessary. As of December 31, 2015, the Company had a receivable reserve of $0.5 million related to accounts receivable from one customer that was more than one year past due. During 2014, the Company’s subsidiary, SciClone Pharmaceuticals International China Holding Ltd (“SPIL China”) executed an agreement with this customer providing for settlement of the receivable balance, which at the time was $3.0 million. The terms of the settlement agreement resulted in the write-off of $1.1 million in previously fully reserved accounts receivable with an equivalent charge-off of the allowance for bad debt, which had no impact on net income in 2014. Of the remaining $1.9 million receivable balance, $0.5 million, $0.4 million and $1.0 million were collected in 2016, 2015 and 2014, respectively, per the terms of the settlement agreement, and these gains on recovery were recorded as reductions to general and administrative expense for those years. The Company recognized $0.5 million of bad debt expense in general and administrative expense during the first quarter of 2015 related to past due receivables from another customer due to uncertainty regarding the collectability of the customer’s outstanding receivable balance. The Company wrote-off the $0.5 million of past due accounts receivable from this customer during the fourth quarter of 2015 as uncollectible.

Inventories

Inventories consist of raw materials, work in progress and finished goods products. Inventories are valued at the lower of cost or market (net realizable value), with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first indicated. During the years ended December 31, 2016, 2015, and 2014, the Company recorded inventory write-downs of  $34,000,  $0, and $2.1 million, respectively, principally related to carrying value reductions for excess Aggrastat®  product in the 2014 period. As of December 31, 2016, there was zero remaining Aggrastat product in inventory following a discontinuation of the product. (Refer to Note 14 for further information regarding the discontinuation of Aggrastat.)

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

Goodwill

The Company accounted for the acquisition of NovaMed Pharmaceuticals, Inc. (“NovaMed”) in 2011 under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under the acquisition method of accounting, the total acquisition-date fair value of the assets and liabilities are recognized as of the closing date. The excess of the fair value of the total consideration transferred over the acquisition-date fair value of net tangible and intangible assets and liabilities assumed was allocated to goodwill. Goodwill is tested for impairment at least annually, or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350, Intangibles — Goodwill and Other. Goodwill relates to the Company’s China segment which focuses on the Company’s primary pharmaceutical distribution market, consisting of the NovaMed business and the legacy China business, which represent a single reporting unit. As of December 31, 2016, 2015 and 2014, the Company tested its goodwill for impairment by quantitatively comparing the fair value of the reporting unit to its carrying amount - step one of the two-step impairment test. The Company bypassed the optional qualitative screening test in proceeding directly to step one of the two-step impairment test. The Company estimates the fair value of the China reporting unit using a discounted cash flow model. This valuation approach considers a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of the Company’s business. If the Company determines that the carrying value of its reporting unit exceeds its fair value, the Company would then calculate the implied fair value of the reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. After completing the Company’s impairment review for the reporting unit as of December 31, 2016, 2015, and 2014, the Company concluded that goodwill was not impaired in any of these years.

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

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date.  As of December 31, 2016 and 2015, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

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

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using average rates of exchange in effect during the period. Goodwill, and certain other balances, are generally recorded in the local currency which is the functional currency of the Company’s subsidiaries located in China. As a result, the carrying value of goodwill and certain other balances may fluctuate with the value of the RMB as compared to the U.S. dollar. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income (loss) in the statement of stockholders' equity.

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction losses were $2.2 million and $0.4 million for the year ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2014 foreign currency transaction gains and losses were not significant.

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

Effective January 1, 2016, the Company’s new contractual arrangement with its China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing under the old contractual arrangement through December 31, 2015) of a portion of the Company’s revenue due from Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. The tender price is the ultimate retail end price approved by provincial authorities. There is a price mechanism in the new contractual arrangement whereby Sinopharm is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (reduced by estimated price compensation payable to Sinopharm for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed upon arrival at destination. To date, there are no situations where a provincial tender price is less than the reference (baseline) tender price. Sinopharm is invoiced for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed to with them. It is expected that the price compensation due to the Company related to sales in a quarter under the price adjustment mechanism for provinces with tender prices above the reference (baseline) tender price will continue to be recognized on a rolling one-to-two quarter delayed basis relative to the originating sales quarter.

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

As of December 31, 2016 and 2015, the Company’s revenue reserves were $0.3 million and $0.1 million, respectively, on its consolidated balance sheets.

The Company evaluates the need for a returns reserve quarterly and adjusts it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect the Company’s results of operations or financial position. It is possible that the Company may need to adjust its estimates in future periods.

Sales Tax and Surcharge Expense

Sales taxes and surcharge costs are expensed as incurred and are included in sales and marketing expense. The Company is generally subject to a 5-6.42% business tax and surcharge for services provided related to marketing products under the relevant taxation laws in China. Sales tax and surcharge costs amounted to approximately $3.8 million, $3.4 million, and $2.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, upfront and milestone payments under in-licensing agreements with certain business partners and other license-related fees, and services performed by clinical research organizations and research institutions and other outside service providers.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are included in cost of product sales for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expenses for all periods presented. Advertising expenses for the years ended December 31, 2016, 2015, and 2014, were $1.7 million, $4.1 million, and $2.6 million, respectively.

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

The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe any such uncertain tax positions currently pending will have a material adverse effect on its consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period. The Company’s policy is to recognize interest and penalties related to the liabilities for uncertain tax positions as a component of income tax expense. The amount of accrued interest related to tax positions taken on the Company’s tax returns and included in accrued and other current liabilities was $1.7 million as of December 31, 2016 and 2015. The amount of interest recognized as tax expense related to uncertain tax positions in the consolidated statements of income was $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations for the years ended December 31 (in thousands, except per share amounts):

	2016	2015	2014

Numerator:
Net income	$30,729	$29,463	$25,208
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	50,235	49,797	51,277
Effect of dilutive securities	2,331	2,376	1,407
Weighted-average shares outstanding used to compute diluted net income per share	52,566	52,173	52,684
Basic net income per share	$0.61	$0.59	$0.49
Diluted net income per share	$0.58	$0.56	$0.48

For the years ended December 31, 2016, 2015, and 2014, approximately 2,207,440, 1,151,537, and 3,541,071 shares, respectively, related to outstanding stock options and awards were excluded from the calculation of diluted net income per share because the effect from the assumed exercise or issuance of these options or awards calculated under the treasury stock method would have been anti-dilutive. In addition, for the years ended December 31, 2016, 2015, and 2014, outstanding stock options and awards for 275,000,  312,500, and 50,000 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been or were not probable to be met.

Segment Information

The Company operates in two segments (refer to Note 17).

Error Correction

The Company provided $1.3 million of additional income tax expense, and recorded a corresponding accrual in accrued and other current liabilities, during the year ended December 31, 2016 to correct an error. The error correction reflected the recognition of a previously unrecognized liability for uncertain tax positions related to the potential nondeductibility, under the People’s Republic of China (“PRC”) tax regulations, of certain marketing costs related to the Company’s China operations. The adjustment related to tax years 2013 to 2015 and reflected the estimated tax exposure for each year as well as accrued interest thereon; such tax and interest amounts were $0.4 million, $0.5 million, and $0.4 million for the full years 2013, 2014, and 2015, respectively. The Company’s management evaluated the effects of the error on each prior annual and interim period, as well as the total error accumulated at the end of each respective prior period, and concluded under both approaches that the effects of the error were not material to previously issued annual or interim financial statements. The Company’s management also evaluated the total amount of the error correction in relation to actual results for full year 2016 and concluded the impact was not material to the 2016 financial statements. Accordingly, the total adjustment was recorded as an out-of-period adjustment in 2016.

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)", which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2018, which reflects a one year deferral approved by the FASB in July 2015, with early application permitted provided that the effective date is not earlier than the original effective date. The Company is currently undertaking an assessment of its revenue contracts to determine what impact, if any, the adoption of ASU 2014-09 will have on its financial statements and related disclosures. The Company anticipates the impact of ASU 2014-09 will likely be limited to the timing of recognition of its variable consideration. This variable consideration arises from situations where the Company’s exclusive distributor in China is invoiced for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time subsequent to the original sale. Such amount is currently recognized as revenue after the amount has been agreed to with the distributor in a later quarter relative to the originating sales quarter. The timing of the recognition of such amounts may be earlier under the new guidance; the Company plans to finalize its assessment in early 2017. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company has not yet selected a transition method.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This ASU amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company plans to apply the new guidance retrospectively. The impact of adopting this guidance is not expected to be material to the consolidated financial statements given the Company’s deferred tax amounts.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities”. The amended guidance (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, or calendar 2018 for the Company. The amended guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company has evaluated the impact of adoption of this guidance on its consolidated financial statements and has concluded that the impact will be limited to a cumulative-effect adjustment for its investment in the common stock of a third-party which is currently classified as an available-for-sale equity investment, as well as prospective recognition of changes in the fair value of such investment, to the extent the Company continues to own the investment, as a component of net income.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for the Company from calendar 2020, with early adoption permitted for calendar 2019. The Company has yet to commence an evaluation of the impact of the adoption of this standard on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" (Topic 350), which removes the requirement to perform a “Step 2” hypothetical purchase price allocation to measure goodwill impairment if “Step 1” of the traditional two-step goodwill impairment model is failed. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value (the determination from “Step 1”), not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. ASU 2017-04 will impact our goodwill balance to the extent such goodwill balance exists at the adoption date and to the extent that the fair value of our China reporting unit is less than its carrying value.

Note 2 — Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2016 Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Money market funds	$19,701	$—	$—	$19,701
Common stock investment in third party (Note 5)	—	794	—	794
Total	$19,701	$794	$—	$20,495

Fair Value Measurements as of December 31, 2015 Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Money market funds	$19,678	$—	$—	$19,678
Total	$19,678	$—	$—	$19,678

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$5,304	$3,871
Work in progress	498	535
Finished goods	10,785	6,570
Total	$16,587	$10,976

As of December 31, 2016 and 2015, the Company had $4.6 million and $3.3 million, respectively, in inventory held at distributors related to non–ZADAXIN products.

Note 4 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Construction in process	$14	$18
Office equipment	3,363	3,172
Leasehold improvements	1,513	1,281
Office furniture and fixtures	1,320	1,377
Software	936	897
Vehicle	81	67
Gross property and equipment	7,227	6,812
Less accumulated depreciation	(5,225)	(4,161)
Net property and equipment	$2,002	$2,651

Depreciation expense was $1.0 million, $0.9 million and $0.9 million for each of the years ended December 31, 2016, 2015, and 2014, respectively.

Note 5 — Investment in Third Party

On September 9, 2016, the Company and Soligenix, Inc., a publicly-traded entity, entered into an exclusive license agreement (the “License Agreement”), including a common stock purchase agreement, pursuant to which Soligenix granted rights to the Company to develop, promote, market, distribute and sell an oral mucositis-targeted drug candidate (“SGX942”) in the People’s Republic of China, Hong Kong, Macau, Taiwan, South Korea and Vietnam (the “Territory”). Under the terms of the License Agreement, the Company will be responsible for all aspects of development, product registration, and commercialization in the Territory, having access to data generated by Soligenix. In exchange for exclusive rights, beyond an upfront payment, the Company will pay to Soligenix royalties on net sales, and Soligenix will supply commercial drug product to the Company on a cost-plus basis, while maintaining worldwide manufacturing rights. This exclusive agreement builds on an existing collaboration between the two companies established in 2013, in which the Company provided its complete oral mucositis clinical and regulatory data library to Soligenix in exchange for certain, previously undisclosed, commercialization rights to the oral mucositis drug candidate in the Greater China market. As the Company obtained rights for Greater China (mainland China, Hong Kong, and Macau) in the earlier 2013 exchange, the September 2016 agreement in substance represented the acquisition of additional rights for Taiwan, South Korea, and Vietnam.

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

As of the transaction date, the common stock was recorded at an initial fair value of $2.7 million representing publicly quoted closing share prices from the OTCQB, the over-the-counter market on which Soligenix’s securities were listed at the time. The residual cash consideration of $0.3 million related to the expanded territorial rights was recorded as research and development expense in the third quarter of fiscal 2016.

The Company is holding the Soligenix shares in the context of a business relationship, and as such has classified them as available-for-sale. The common stock investment is adjusted to fair value at each reporting date with unrealized gains (losses) reported as a component of other comprehensive income (loss).

In October 2016, in connection with an up-listing of its stock from the OTCQB market to the NASDAQ Common Market, Soligenix declared a 1 for 10 reverse stock split, converting the Company’s ownership in Soligenix from 3,529,412 shares to 352,942 shares. As of December 31, 2016, the fair value of the Soligenix common stock investment was $0.8 million and the unrealized holding loss on the investment was $1.9 million, which was recorded as a component of other comprehensive loss (net of tax, which is zero as the entity holding the security is in a zero-tax jurisdiction). The Company determined that the write-down of fair value was not other-than-temporary after considering the volatility of the common stock and other investee-specific facts and circumstances.

Note 6 — Loans Receivable

As part of the Company’s May 2013 license and supply agreement with Zensun (Shanghai) Science & Technology Co. Ltd (“Zensun”), the Company previously agreed to loan up to $12 million to Zensun. The entry into the license and supply agreement in the second quarter of 2013, pursuant to which the Company licensed the exclusive rights to promote, market, distribute, and sell NeucardinTM, a chronic heart failure product under development by Zensun (such rights licensed for the People’s Republic of China, Hong Kong and Macao) is more fully described in Note 13.

Pursuant to its agreement to loan funds, the Company loaned $12 million to Zensun. The extension of credit and funding to Zensun was accomplished through two of the Company's subsidiaries, SPIL China, and SciClone Pharmaceuticals (China) Ltd. (“SciClone China”).

With respect to lender SciClone China, Zensun can make RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately U.S. $223,000 as of December 31, 2016) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SPIL China, Zensun could request U.S.-dollar denominated borrowings up to $11.75 million. As of December 31, 2016, borrowings totaling $11.75 million had been requested by Zensun and paid by SPIL China with $4.5 million lent in the second half of 2014 and $7.25 million lent in the second quarter of 2015. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the overall loan agreement. These borrowings were originally scheduled to mature on September 26, 2017, with an option (granted at loan origination) electable by Zensun to extend for two additional years provided certain conditions are met. As of December 31, 2016, the borrower had notified the Company of its intent to exercise its option to extend the borrowings for two additional years, or to September 26, 2019.  All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of evidence of the market value of the pledged security indicating such market value exceeded the outstanding loan principal, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payments of interest, concluded there were no indications of loan impairment at December 31, 2016. Accordingly, there is no allowance for losses.

The two loans are included in “other assets” on the Company’s consolidated balance sheet as of December 31, 2016 and 2015. Interest income on the loans amounted to $0.9 million, $0.8 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in interest and investment income in the consolidated statements of income. The Company estimates the fair value of the loans receivable approximates $12.4 million as of December 31, 2016, based upon prevailing market rates of interest as published by major Chinese banks.

Note 7 — Goodwill

The following table represents the changes in goodwill for the years ended December 31, 2016, 2015 and 2014  (in thousands):

Balance as of January 1, 2014	$35,357
Translation adjustments	(836)
Balance as of December 31, 2014	$34,521
Translation adjustments	(1,542)
Balance as of December 31, 2015	$32,979
Translation adjustments	(2,141)
Balance as of December 31, 2016	$30,838

Note 8 — Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,

	2016	2015
Accrued SEC settlement loss (Note 15)	$—	$12,826
Accrued sales and marketing expenses	8,623	8,511
Accrued taxes, tax reserves and interest	5,335	4,323
Accrued compensation and benefits	5,140	4,341
Accrued professional fees	1,298	1,130
Accrued manufacturing costs	715	444
Other	1,685	576
Total	$22,796	$32,151

Note 9 — Commitments

Purchase Obligations

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of December 31, 2016, the Company did not have any material unmet purchase obligations.

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

In June 2014, the Company entered into a non-cancelable operating lease agreement for its primary office space in China (“the China Lease”) for a fixed lease term from October 15, 2014 through April 14, 2018, with options to renew for an additional two years. The Company is recognizing the rental expense on a straight-line basis over the lease term. The lease requires the Company to pay insurance and its pro-rata share of operating expenses.

The Company also leases other office facilities and equipment outside the U.S. under non-cancelable operating lease agreements. Through May 2014, the Company also subleased certain office facilities to a third party. Rent expense for the years ended December 31, 2016, 2015, and 2014, was $2.1 million, $2.1 million, and $2.2 million, respectively, net of sublease income.

Future minimum lease payments under non-cancelable facility and equipment operating lease agreements as of December 31, 2016, were as follows (in thousands):

Minimum Lease
Year ended:	Payments
2017	$2,311
2018	1,062
2019	267
2020	—
2021	—
$3,640

Note 10 — Income Taxes

The Company recorded income tax provisions of $3.4 million, $0.8 million, and $1.2 million for the years ended December 31, 2016, 2015, and 2014, respectively, related to its operations in China. Tax expense increased $2.6 million for the year ended December 31, 2016, compared to 2015, related to $1.3 million of additional tax expense representing the correction of an error related to a previously unrecognized liability for uncertain tax positions in China (refer also to Note 1, “Error Correction”) and due to higher sales and related marketing activities in the Company’s China business for the year ended December 31, 2016. Tax expense decreased for the year ended December 31, 2015, compared to 2014, mainly related to a reduction in the Company’s liabilities (and associated accrued interest) for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the expiration of the statute of limitations as well as a result of lower taxable income related to restructuring the Company’s China operations. The Company’s statutory tax rate in China was 25% in 2016, 2015 and 2014. The Company has not recorded any significant U.S. federal or state income taxes for the years ended December 31, 2016, 2015, and 2014.

The Company has concluded that its offshore undistributed accumulated earnings as of December 31, 2016 of $211 million, exclusive of the dividend repatriations which were entirely satisfied out of fiscal 2016 and 2015 earnings and profits, respectively, as further explained below, continues to be indefinitely reinvested outside of the U.S., and has therefore provided no taxes thereon. Upon any distribution of accumulated undistributed earnings, the Company may be subject to U.S. federal and state income taxes, although determining the amount is not practicable as it is dependent on a variety of factors, including, but not limited to, the amounts of U.S. tax loss carryforwards and tax credit carryforwards available at the time of the repatriation.

During 2016, $10 million in dividend distributions were made to the parent company to address the parent company’s liquidity needs from fiscal 2016 earnings and profits of its foreign subsidiaries which were not part of the cumulative pool of undistributed earnings of foreign subsidiaries as of December 31, 2015. The repatriation did not result in any additional U.S. federal or state tax liability for 2016 as tax-deductible corporate expenses incurred and consumption of available accumulated net operating loss, fully offset the amount of the taxable income represented by the dividend distributions. Accordingly, related tax provided were zero.

During the fourth quarter of fiscal 2015, the Company also repatriated a special dividend distribution of $12.8 million related to the SEC settlement expense (as further described in Note 15) from fiscal 2015 earnings and profits of its foreign subsidiaries, which were not part of the cumulative pool of undistributed earnings of foreign subsidiaries as of December 31, 2014. The Company recorded U.S. federal income taxes for this income as a component of the 2015 income tax provision; however, the net effect of the special dividend distribution on the 2015 income tax provision was zero as the incremental taxable income (as well as the nondeductible applicable SEC settlement expenses) were fully offset by tax-deductible corporate expenses.

Based on the Company’s current liquid resources and future operating plan, it does not need to repatriate undistributed earnings held by foreign subsidiaries accumulated through December 31, 2016. However, to meet future operating needs, the Company may repatriate a portion of future annual foreign earnings in a forthcoming annual period. The Company plans to accrue for U.S. income taxes on future foreign earnings that it anticipates repatriating from its foreign subsidiaries. The Company has significant on going corporate expenses and accumulated net operating loss and tax credit carryforwards available to offset any tax liability on a dividend distribution from its foreign subsidiaries.

The domestic and foreign components of income (loss) before provision for tax for the years ended December 31 are as follows (in thousands):

	2016	2015	2014
Domestic	$(8,363)	$(17,017)	$(8,496)
Foreign	42,496	47,287	34,873
Pre-tax income	$34,133	$30,270	$26,377

A reconciliation of tax at the statutory federal income tax rate of 34% to the actual tax provision for the years ended December 31 is as follows (in thousands):

	2016	2015	2014
Tax at federal statutory rate	$11,605	$10,382	$8,968
Foreign income taxed at different rates	(11,712)	(15,210)	(10,788)
Federal tax effect of dividend from foreign subsidiary	2,999	4,317	—
Effect of uncertain tax positions	667	(126)	127
Change in valuation allowance	(199)	1,092	2,672
Stock-based compensation	(604)	(86)	2
Nondeductible expenses	247	189	189
Other	401	249	(1)
Provision for income tax	$3,404	$807	$1,169

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2016	2015	2014
Federal	$—	$—	$—
State	1	1	1
Foreign	3,103	793	1,489
Total current	3,104	794	1,490
Federal	—	—	—
State	—	—	—
Foreign	300	13	(321)
Total deferred	300	13	(321)
Provision for income tax	$3,404	$807	$1,169

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$36,938	$38,679
Research and development credit carryforwards	10,719	10,650
Intangibles	530	382
Other	2,543	2,692
Gross deferred tax assets	50,730	52,403
Valuation allowance	(50,730)	(52,104)
Total deferred tax assets	—	299
Deferred tax liabilities:
Other	—	—
Total deferred tax liabilities	—	—
Net deferred tax assets	$—	$299

Realization of deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance with the exception of a net operating loss carryforward in a foreign jurisdiction as of the end of 2015 which was used to offset taxable income in 2016. The valuation allowance (decreased) increased by approximately ($1.4) million, $1.4 million, and $3.4 million, in the years ended December 31, 2016, 2015, and 2014, respectively. Approximately $4.4 million of the valuation allowance relates to benefits associated with stock option deductions that, when recognized, will be credited directly to stockholders' equity.

As of December 31, 2016, the Company had U.S. federal net operating loss carryforwards of approximately $112.9 million that expire in the years 2020 through 2035, and U.S. federal research and development, orphan drug and investment tax credit carryforwards of approximately $12.3 million that expire in the years 2018 through 2036. As of December 31, 2016, the Company had approximately RMB 40.8 million in net operating loss carryforwards related to its NovaMed Pharmaceuticals (Shanghai) Co. Ltd. (“NovaMed Shanghai”) subsidiary that expire in the years 2019 through 2021. As of December 31, 2016, the Company had state net operating loss carryforwards of approximately $25.9 million that expire in the years 2017 through 2030, if not utilized, and state research and development tax credit carryforwards of approximately $2.2 million that do not expire.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

As of December 31, 2016, the unrecognized tax benefit was $5.8 million, of which $2.2 million, if recognized would affect the effective tax rate, and $3.6 million, if recognized, would be offset by a change in the valuation allowance. Accrued interest associated with the liability for unrecognized tax benefits was $1.7 million as of December 31, 2016. A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31 is as follows (in thousands):

	2016	2015	2014
Balance beginning of period	$5,470	$5,876	$6,138
Tax positions related to current year:
Additions for current year items	25	14	32
Additions for prior year items (see Note 1)	1,009	—	—
Lapse of statute of limitations	(604)	(288)	(206)
Changes for foreign currency translation	(117)	(132)	(88)
Balance end of period	$5,783	$5,470	$5,876

Tax years 1995-2016 remain open to examination by the major U.S. taxing jurisdictions to which the Company is subject. The Internal Revenue Service concluded its examinations of the Company’s 2011, 2009 and 2008 U.S. federal tax returns with no additional tax assessments or proposed adjustments relating to taxable income for any years. The Company’s China operations are generally subject to examination under China tax law for a period of five years and those five years remain open for examination. The outcome of income tax examinations is uncertain, and the amounts ultimately paid, if any, on resolution of any issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company anticipates that its liability for unrecognized tax benefits will decrease over the next 12 months on account of expiries of statutes of limitations associated with certain tax jurisdictions, and that such decreases will favorably impact the effective tax rate.

Note 11 — Stockholders’ Equity

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

The Company’s 2005 Plan had authorized up to 13,600,000 shares of common stock for issuance. The 2005 Plan permitted the grant of incentive stock options, nonstatutory stock options, RSUs, PSUs and other forms of equity compensation. Under the terms of the 2005 Plan, options are exercisable upon conditions determined by the Board of Directors and expire ten years from the date of grant. Options have exercise prices equal to the grant date fair market value of a share of Company common stock and vest over time, generally four years, or on achievement of certain performance conditions. See Stock-Based Compensation. As of December 31, 2016,  no shares of common stock were available for future issuance of new awards under the 2005 Plan. Although the 2005 Plan has terminated, the outstanding stock options relating to it are fully valid and are governed by the terms of the 2005 Plan.

The Company’s 2004 Director Plan authorized up to 1,765,000 shares of common stock for issuance. The 2004 Director Plan automatically granted nonqualified stock options to nonemployee directors on their appointment or first election to the Company’s Board of Directors (“Initial Grant”) and annually on their reelection to the Board of Directors at the Company’s Annual Meeting of Stockholders (“Annual Grant”). Under the 2004 Director Plan, options have exercise prices equal to the grant date fair market value of a share of Company common stock and expire ten years from the date of grant. Initial Grants became exercisable in three equal annual installments beginning on the first anniversary of the date of grant, and Annual Grants became exercisable in twelve equal monthly installments from the date of grant, subject in each case to the Director’s continuous service on the Company’s Board of Directors. As of December 31, 2016,  no shares of common stock were available for future issuance of new awards under the 2004 Director Plan. Although the 2004 Director Plan has terminated, the outstanding stock options relating to it are fully valid and are governed by the terms of the 2004 Director Plan.

Certain stock option awards are subject to accelerated vesting if there is a change in control.

The Company issues new shares on exercise of stock options, for release of RSUs and PSUs and for issuance of stock under its ESPP.

Stock-Based Compensation

The following table summarizes the stock-based compensation expenses included in the Company’s consolidated statements of income (in thousands):

	For the Year Ended December 31,

	2016	2015	2014
Sales and marketing	$984	$869	$1,031
Research and development	336	210	104
General and administrative	5,113	3,362	2,330
	$6,433	$4,441	$3,465

Compensation cost capitalized in inventory was approximately $0.2 million,  $0.1 million and $0.1 million, for each of the years ended December 31, 2016, 2015, and 2014, respectively. There has been no income tax benefit recognized in the income statement for share-based compensation arrangements as the arrangements relate to an entity with accumulated and ongoing tax net operating losses.

Valuation Assumptions

The fair value of awards granted under the Company’s stock option and ESPP plans is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended December 31:

	2016	2015	2014
Risk-free interest rate:
Time-based stock options	1.41%	1.52%	1.61%
Performance-based stock options	N/A	N/A	N/A
ESPP	0.36	0.07	0.04
Volatility factor of the market price of the Company's common stock:
Time-based stock options	48.53%	52.08%	57.96%
Performance-based stock options	N/A	N/A	N/A
ESPP	42.33	53.73	42.50
Weighted-average expected life (years):
Time-based stock options	5.24	5.30	5.00
Performance-based stock options	N/A	N/A	N/A
ESPP	0.25	0.25	0.25
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s history and expectations of no dividend payouts. Expected volatility is based on the historical volatility of the Company’s stock. The expected term of options granted is derived from historical data on employee exercises and terminations.

Stock Options

The following table summarizes stock option activity as of December 31, 2016, 2015 and 2014, and changes during the years then ended are presented below (in thousands, except per share and term amounts):

	Options Outstanding

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Balance as of January 1, 2014	6,095	$4.14	5.66	$7,199
Options forfeited	(705)	5.10
Options granted	1,740	4.85
Options exercised	(1,233)	4.43
Balance as of December 31, 2014	5,897	$4.17	6.08	$27,066
Options forfeited	(262)	5.77
Options granted	1,414	8.83
Options exercised	(1,022)	4.48
Balance as of December 31, 2015	6,027	$5.14	6.07	$24,462
Options forfeited	(293)	8.20
Options granted	1,510	9.79
Options exercised	(1,993)	3.66
Balance as of December 31, 2016	5,251	$6.87	6.87	$21,112
Vested and expected to vest after December 31, 2016	4,847	$6.71	6.71	$20,278
Exercisable as of December 31, 2016	2,840	$5.56	5.53	$15,112

The Company has granted certain performance-based options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of a share of the Company’s common stock as of the grant date. The options will fully vest on meeting a performance goal within an established time frame. If the performance goal is met for the option within the established time frame, the option generally has a ten-year term measured from the date of grant. If the performance goal is not met within the established time frame, the option expires in its entirety. The Company recognizes expense related to a performance-based option over the period of time the Company determines that it is probable that the performance goal will be achieved. If it is subsequently determined that the performance goal is not probable of achievement, the expense related to the performance-based option is reversed. For the years ended December 31, 2016, 2015, and 2014, the Company recognized approximately $0,  $20,000, and $0.1 million, respectively, of expense related to performance-based options.

The weighted-average fair value of stock options granted for the years ended December 31, 2016, 2015, and 2014, was $4.33,  $4.18, and $2.43, respectively. The intrinsic value of options at time of exercise was $14.6 million, $4.7 million, and $2.4 million, for the years ended December 31, 2016, 2015, and 2014, respectively. The estimated fair value of options vested for the years ended December 31, 2016, 2015, and 2014 was $4.4 million, $3.9 million, and $3.2 million, respectively. As of December 31, 2016, unamortized compensation expense related to unvested options was approximately $6.6 million, net of forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.41 years. Cash received from stock option exercises was $5.6 million, $4.6 million, and $5.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. In addition, the Company withheld 411,407 shares representing a value of $3.4 million to cover taxes and the exercise price in connection with the exercise of certain stock options.

RSUs and PSUs

The following table summarizes RSU and PSU activity as of December 31, 2016, 2015, and 2014 and changes during the years then ended are presented below (in thousands):

	RSUs and PSUs
	Outstanding

	Number	Aggregate
	of	Intrinsic
	Shares	Value
Balance as of January 1, 2014	368	$1,857
Awarded	7
Vested/Released	(212)
Forfeited	(4)
Balance as of December 31, 2014	159	$1,393
Awarded	688
Vested/Released	(105)
Forfeited	—
Balance as of December 31, 2015	742	$6,822
Awarded	345
Vested/Released	(151)
Forfeited	(26)
Balance as of December 31, 2016	910	$9,825
Vested and expected to vest after December 31, 2016	775	$8,365
Exercisable as of December 31, 2016 (Vested and deferred)	—	—

The RSUs generally vest 25% approximately one year after grant date with the remaining shares vesting approximately annually in equal installments over a one- to four-year period, depending on the terms of the grant. The PSUs will vest and be released on meeting specified performance goals (including revenue and product expansion targets) within an established time frame. If the performance goals are not met within the established time frame, the PSUs will expire. The Company recognizes expense related to the PSUs over the implicit service period if it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the PSUs is reversed. For the years ended December 31, 2016, 2015 and 2014, the Company recorded approximately $0.3 million, $0.1 million and $0, respectively, of expense related to the PSUs. The weighted average fair value at grant date of the RSUs and PSUs was $10.04,  $8.95, and $4.52, for the years ended December 31, 2016, 2015, and 2014, respectively. The fair value of RSUs and PSUs vested for the years ended December 31, 2016, 2015, and 2014 was $1.6 million, $1.0 million, and $1.0 million, respectively. As of December 31, 2016, there was approximately $3.7 million of unrecognized compensation cost, net of forfeitures, related to non-vested RSUs and PSUs, which is expected to be recognized over a weighted average remaining period of approximately 1.31 years.

ESPP

As of December 31, 2016,  2,400,000 shares of the Company’s common stock are reserved for issuance under the Company’s ESPP. Under the terms of the ESPP, eligible employees may choose to have up to 15% of their salary withheld to purchase the Company's common stock and may purchase up to 999 shares up to a maximum dollar limit of $6,250 per offering period. Each offering under the ESPP is for a three-month period. The purchase price of the stock issued under the ESPP will be equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering or on the final day of the offering period. As of December 31, 2016,  2,398,138 shares of common stock were available for issuance under the ESPP.

Repurchase of Common Stock

The Company’s Board of Directors authorized an $80.5 million share repurchase program that expired December 31, 2015. The Company repurchased and retired 1,526,306 and 3,822,434 shares at a cost of $12.8 million and $24.4 million, during the years ended December 31, 2015 and 2014, respectively, for a cumulative amount of $78.1 million in share repurchases repurchased under the repurchase program.

Repurchased shares have been retired and constitute authorized but unissued shares. Upon repurchase, the Company eliminated the par value associated with the retired shares, and the excess price of the repurchase above par value was charged to retained earnings (accumulated deficit).

Note 12 — 401(k) Plan

The Company has a pre-tax and Roth savings plan covering most U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax or after-tax salary, subject to certain limitations. The Company contributes and matches 50% of the employee contributions. Company contributions, which can be terminated at the Company's discretion, were approximately $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2016,  2015,  and 2014, respectively.

Note 13 — Licensing Agreements

Theravance Biopharma, Inc. (“Theravance Biopharma”)

In May 2015, Theravance Biopharma granted the Company exclusive development and commercialization rights to VIBATIV®  (telavancin) in China, Hong Kong, Macau, Taiwan and Vietnam, in exchange for upfront and regulatory milestone payments totaling $6 million. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. Theravance Biopharma will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China and the Company’s other licensed territories.

The Medicines Company

In December 2014, the Company entered into a strategic partnership agreement that grants SciClone a license and exclusive rights for two cardiovascular products in China from The Medicines Company including 1) Angiomax®  (bivalirudin) for Injection for which a Phase 3 registration trial was completed in China. The Company has received Clinical Trial Application (“CTA”) approval and a Clinical Trial Waiver from the China Food and Drug Administration (“CFDA”) in December 2016, and are in the process of preparing a New Drug Application (“NDA”), and 2) Cleviprex®  (clevidipine) Injectable Emulsion, for which a CTA for China was filed in 2013. The Company received CTA approval from the CFDA in early 2016 and are preparing a clinical study. As Chiesi USA, Inc. and its parent company, Chiesi Farmaceutici S.p.A. (“Chiesi”), acquired the rights to Cleviprex in June 2016 from The Medicines Company, SciClone will now be working together with Chiesi and The Medicines Company to progress the Cleviprex clinical study going forward. Under the terms of the agreement, which apply to Chiesi for Cleviprex, the Company will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products (Cleviprex and Angiomax) in the China market (excluding Hong Kong and Macao). The Company has also agreed to participate in the China registration process for both products. Financial terms of the agreements for the two products, in addition to net sales royalties payable to The Medicines Company and/or Chiesi, include the following additional payments to The Medicines Company and/or Chiesi: an upfront payment made in the fourth quarter of 2014; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

Zensun

On May 13, 2013, the Company, through a designated affiliate, entered into a framework agreement with Zensun for the exclusive promotion, marketing, distribution and sale of Neucardin in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which a NDA was submitted to and accepted for review by the CFDA in 2012. The CFDA informed Zensun in 2014 that its Phase 2 clinical study data is insufficient, and has asked Zensun to submit an NDA once the ongoing Phase 3 clinical study reaches its endpoints.

The Zensun framework agreement provides the principal terms of the arrangement and the two parties have also entered into a supplemental license and supply agreement.

Subject to certain conditions, the Company has agreed to make payments of up to $18.5 million to Zensun, consisting of an upfront payment amount and further amounts on the achievement of certain milestones, including the approval of an NDA for Neucardin, the granting of a manufacturing license, good manufacturing practices certificate and drug approval number in China. The Company has agreed under certain conditions to make milestone payments to Zensun of $10 million if approval is received for a new device to deliver Neucardin and up to $25 million if approval is received for the use of Neucardin in additional indications.

Zensun will be responsible for manufacture of the product and the Company has agreed to purchase the product exclusively from Zensun for the duration of the agreement.

In addition, the Company agreed to provide a collateralized loan to Zensun of up to approximately $12.0 million. Refer to Note 6 “Loans Receivable” for further information on the loans to Zensun.

For the years ended December 31, 2016,  2015 and 2014, the Company recorded upfront and milestone payments totaling $4.5 million, $7.5 million and $11.0 million, respectively, in research and development expense related to its licensing arrangements.

Note 14 — Termination of Collaboration with Cardiome Pharma Corp. (“Cardiome”)

In August 2015, Cardiome, from whom the Company licensed marketing and commercialization rights to the heart medication Aggrastat®, and the Company mutually agreed to end their collaboration for Aggrastat and terminate the Company’s exclusive distributorship in China for the product, resulting in the Company’s obligation to return all rights to the product to Cardiome. The Company recorded Aggrastat revenues of $1.8 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively, and the Company does not expect to generate any further Aggrastat revenues.

The terms of the agreement include up to $750,000 in transition payments to be received by the Company from Cardiome over approximately a one year period and require Cardiome to repurchase Aggrastat inventory held by the Company at its original purchase price. Transition payments in the amount of $300,000 and $450,000 were collected from Cardiome during the third quarter of fiscal 2016 and the second half of fiscal 2015, respectively, and were recorded as a credit to general and administrative expenses. During the fourth quarter of 2015, the Company received $1.1 million from Cardiome for repurchased inventory. The Company recorded the $1.1 million for reimbursement for inventory returned as a reduction in cost of product sales since all of such inventory had previously been written down to zero.

For the year ended December 31, 2015, the Company recorded a liability of $0.6 million, and a corresponding offset to revenue and cost of goods sold, related to Aggrastat product that it later repurchased from its customer in connection with the termination of its agreement with Cardiome. Under the terms of the agreement, Cardiome was not obliged to repurchase this inventory already sold to the Company’s distributors.

Note 15 — Contingencies

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

As previously disclosed, since 2010 the SEC and the U.S. Department of Justice (“DOJ”) had each been conducting formal investigations of the Company regarding a range of matters, including the possibility of violations of the Foreign Corrupt Practices Act (“FCPA”), primarily related to certain historical sales and marketing activities with respect to the Company’s China operations. In response to these matters, the Company’s Board appointed a Special Committee of independent directors (the “Special Committee”) to oversee its response to the government inquiry. Based on an initial review, the Special Committee decided to undertake an independent investigation as to matters reflected in and arising from the SEC and DOJ investigations in order to evaluate whether any violation of the FCPA or other laws occurred.

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

NovaMed Shanghai was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed Shanghai, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed Shanghai does not believe that MEDA had a right of termination under the agreement. As of February 24, 2017, NovaMed Shanghai entered into a settlement agreement with MEDA to resolve all outstanding claims of each party under the Distribution and Supply Agreement, including as related to the China International Economic and Trade Arbitration Commission (“CIETAC”) arbitration in which NovaMed Shanghai had been claiming for remuneration of services and for certain reimbursement amounts. Per the terms of the settlement agreement, MEDA shall pay NovaMed Shanghai $83,333, and NovaMed Shanghai shall withdraw its “Request for Second Arbitration” with CIETAC.

Note 16 — Credit Facility

In December 2013, the Company’s subsidiary, NovaMed Shanghai entered into a 10.0 million RMB revolving line of credit facility (approximately $1.6 million USD) and a maximum 15.0 million RMB loan facility (approximately $2.4 million USD) with Shanghai Pudong Development Bank Co. Ltd. (“the Credit Facility”) that was secured by its accounts receivable. The Credit Facility bore interest on borrowed funds at the People’s Bank of China 6-month base rate plus 15% (6.44% in 2014) on outstanding balances. The Credit Facility expired November 30, 2014, and all amounts borrowed were repaid by the expiration date. For the year ended December 31, 2014, the Company paid interest of approximately $48,000 related to the Credit Facility.

Note 17 — Segment Information and Geographic Data

The Company reports segment information based on the internal reporting used by management for evaluating segment performance based on management’s estimates of the appropriate allocation of resources to segments.

The Company operates and manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments and reporting units, which are generally based on the nature and location of its customers, to be 1) China, and 2) Rest of the World, including the U.S. and Hong Kong.

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

Summary information by operating segments is as follows (in thousands):

	For the Year Ended December 31,

	2016		2015		2014
Revenue:
China	$152,563		$151,573		$130,311
Rest of the World (including the U.S. and Hong Kong)	7,533		5,684		4,479
Total net revenues	$160,096		$157,257		$134,790
Income (loss) from operations:
China	$57,202		$52,892	(2)	$35,630	(4)
Rest of the World (including the U.S. and Hong Kong)	(23,967)	(1)	(22,981)	(3)	(9,646)
Total income from operations	$33,235		$29,911		$25,984
Non-operating income (expense):
China	$885		$349		$412
Rest of the World (including the U.S. and Hong Kong)	13		10		(19)
Total non-operating income	$898		$359		$393
Income (loss) before provision for income tax:
China	$58,087		$53,241		$36,042
Rest of the World (including the U.S. and Hong Kong)	(23,954)		(22,971)		(9,665)
Total income before provision for income tax	$34,133		$30,270		$26,377
(1)	Operating loss for the Rest of the World segment for the year ended December 31, 2016 includes upfront and milestone payments totaling $4.5 million related to the Company’s licensing arrangements.
(2)	Operating income for the China segment for the year ended December 31, 2015 includes upfront and milestone payments totaling $5.5 million related to the Company’s licensing arrangements.
(3)

Operating loss for the Rest of the World segment for the year ended December 31, 2015 includes a milestone payment totaling $2.0 million related to the Company’s licensing arrangements. Operating loss for the Rest of the World segment also includes $10.8 million of expense that the Company recorded for the year ended December 31, 2015 associated with the SEC settlement related to the Company’s investigations with the SEC and DOJ. Refer to Note 15 for further information regarding the SEC and DOJ investigations.

(4)	Operating income for the China segment for the year ended December 31, 2014 includes upfront payments totaling $11.0 million related to the Company’s licensing arrangements.

Long-lived assets by operating segment are as follows (in thousands):

	December 31,
Long-lived assets:	2016	2015
China	$44,603	$46,315
Rest of the World (including the U.S. and Hong Kong)	1,562	1,783
Total long-lived assets	$46,165	$48,098

Note 18 — Selected Quarterly Financial Data (unaudited)

	Three Months Ended

	(in thousands, except per share amounts)
	March 31,	June 30,		September 30,		December 31,
	2016	2016		2016		2016
Product sales, net	$35,320	$37,869		$39,457		$43,291
Promotion services revenue	1,179	1,122		1,087		771
Cost of product sales	5,813	5,712		5,585		5,788
Net income	7,864	6,338	(1)	10,116	(2)	6,411	(3)
Basic net income per share	$0.16	$0.13		$0.20		$0.13
Diluted net income per share	$0.15	$0.12		$0.19		$0.12

	Three Months Ended

	(in thousands, except per share amounts)
	March 31,	June 30,		September 30,	December 31,
	2015	2015		2015	2015
Product sales, net	$33,168	$37,202		$41,986	$41,973
Promotion services revenue	400	744		894	890
Cost of product sales	4,597	5,681		6,853	5,217	(5)
Net income	8,962	(4,022)	(4)	11,979	12,544	(5)
Basic net income (loss) per share	$0.18	$(0.08)		$0.24	$0.25
Diluted net income (loss) per share	$0.17	$(0.08)		$0.23	$0.24

(1)	During the three months ended June 30, 2016, the Company recorded upfront payments totaling $2.0 million in research and development expense related to its licensing arrangements.
(2)	During the three months ended September 30, 2016, the Company recorded a milestone payment totaling $0.2 million in research and development expense related to its licensing arrangements.
(3)	During the three months ended December 31, 2016, the Company recorded milestone payments totaling $2.3 million in research and development expense related to its licensing arrangements.
(4)

During the three months ended June 30, 2015, the Company recorded upfront payments totaling $5.5 million in research and development expense related to its licensing arrangements. In addition, during the three months ended June 30, 2015, the Company recorded an additional charge of $10.8 million of operating expense, in addition to the $2.0 million charge recorded in the fourth quarter of 2013, to reflect the Company’s total SEC settlement expense of $12.8 million. Refer to Note 15 for more information on the SEC and DOJ investigations.

(5)

During the three months ended December 31, 2015, the Company recorded a milestone payment totaling $2.0 million in research and development expense related to its licensing arrangements, and recorded a $1.1 million and $0.3 million reduction to cost of product sales and general and administrative expense, respectively, related to return of inventory and other items as part of its termination of collaboration with Cardiome. Refer also to Note 14 for more information related to this termination.

Note 19 — Subsequent Event

As of February 24, 2017, NovaMed Shanghai entered into a settlement agreement with MEDA to resolve all outstanding claims of each party under the Distribution and Supply Agreement, including as related to the CIETAC arbitration in which NovaMed Shanghai had been claiming for remuneration of services and for certain reimbursement amounts. Per the terms of the settlement agreement, MEDA shall pay NovaMed Shanghai $83,333, and NovaMed Shanghai shall withdraw its “Request for Second Arbitration” with CIETAC. As part of the settlement agreement, neither party admitted any liability or wrongdoing. For further information on this matter, refer to Note 15 regarding MEDA.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer (“CEO”) and our Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, management carried out an evaluation under the supervision and with the participation of the CEO and the CFO of the effectiveness of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2016.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the results of our assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 as stated in their report, which is referenced in the index appearing under Item 8.

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

The Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of certain performance-based restricted stock units (“PSUs”) effective March 8, 2017 to Dr. Friedhelm Blobel, President and Chief Executive Officer of the Company, Mr. Wilson W. Cheung, Senior Vice President, Finance and Chief Financial Officer of the Company, and Hong Zhao, Chief Executive Officer, China Operations of the Company (each, a “Participant”) in the amounts of 75,000, 37,500 and 37,500, respectively. The PSUs will vest at the close of business on the day of the first meeting of the Committee following December 31, 2017 in which the Committee confirms the achievement of specified geographical expansion and product and organizational capability acquisition goals, provided that the Participant’s service with the Company has not terminated prior to the applicable vesting time; provided further that if such Participant’s service is terminated by the Company other than for cause, the PSU award shall vest to the same extent as if such Participant’s service had not terminated prior to the applicable vesting time. To avoid duplication of benefits, in the event of any change in control prior to December 31, 2017, the PSUs would not vest but would be terminated and cancelled in full.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission (“SEC”), in each case, not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in the Proxy Statement under the caption “Election of Directors – Nominees,” “Corporate Governance – Board Meetings and Committees” and “Executive Compensation and Other Matters – Executive Officers” and is incorporated herein by reference.

The information required by this item pursuant to Item 405 of Regulation S-K will be included in the Proxy Statement under the caption “Executive Compensation and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics

We have adopted a code of business conduct and ethics, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller) and employees, known as the Corporate Code of Conduct and Ethics (including “Whistleblowing in the case of Violations of the Company Policies”) (the “Code of Conduct”). The Code of Conduct is available on our website at www.sciclone.com under the section “Investors and Media – Corporate Governance”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above. Additionally, stockholders may request a free copy of the Code of Conduct by contacting the Investor Relations Department at our corporate offices by calling 800-724-2566 or by sending an e-mail message to investorrelations@sciclone.com.

Item 11.Executive Compensation

The information required by this item will be included in the Proxy Statement under the captions “Executive Compensation and Other Matters” and “Corporate Governance” and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement under the captions “Executive Compensation and Other Matters – Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement under the captions “Executive Compensation and Other Matters – Transactions with Related Persons” and “Corporate Governance – Director Independence” and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

The information required by this item will be included in the Proxy Statement under the caption “Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees” and incorporated herein by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

Item 15 (a).The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8, Part II on pages 51-80 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2016.

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016.

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2016.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules.  The following schedule required to be filed by Item 8 of this form and Item 15(d) is contained on page 89 of this Report:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2016.

All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Refer to Item 15(b) below.

Item 15 (b).     Exhibits.

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.
3(i).2(9)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3(i).3(23)	Certificate of Elimination of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals, Inc.
3(ii).1(23)	Amended and Restated Bylaws.
10.1(12)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on June 25, 2012.

10.2(5)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.
10.3(2)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.
10.4(3)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.
10.5(4)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.
10.6(6)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.
10.7(7)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.
10.8(10)**	Description of Executive Incentive Plan.
10.9(8)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.
10.10(10)*

Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.11(11)**	Employment Agreement effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.12(13)**	Employment Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.13(13)*	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.
10.14(13)*	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.
10.15(14)**	Employment Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.
10.16(15)	Second Amendment, dated December 20, 2013, between SciClone Pharmaceuticals, Inc. and CA-Metro Center Limited Partnership.
10.17(16)**	Description of Executive Long-Term Incentive Program.
10.18(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for U.S. Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for U.S. Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.19(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for U.S. Participant) and Restricted Stock Units Agreement (Time-Based RSUs for U.S. Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.20(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for U.S. Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for U.S. Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.21(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for U.S. Participant) and Restricted Stock Units Agreement (Time-Based RSUs for U.S. Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.22(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for PRC Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.23(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for PRC Participant) and Restricted Stock Units Agreement (Time-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.24(18)**	SciClone Pharmaceuticals, Inc. 2015 Equity Incentive Plan.
10.25(19)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Friedhelm Blobel and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.26(19)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.27(19)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Raymond Low and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.28(20)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Lan Xie and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.29(20)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Hong Zhao and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.30(20)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (U.S. Participant).
10.31(20)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.32(20)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (U.S. Participant).
10.33(20)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.34(21)*

Letter Agreement supplementing the 2016 Import Agreement by and between SciClone Pharmaceuticals International China Holding Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective November 12, 2015.

10.35(21)*

Letter Agreement modifying the Re-Exportation Agreement by and among SciClone Pharmaceuticals International China Holding Limited, Sinopharm Holding Hong Kong International Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective November 13, 2015.

10.36(21)*

2016 Import and Distribution Agreement between SciClone Pharmaceuticals International China Holding Limited and Sinopharm Holding Lingyun Biopharmaceuticals (Shanghai) Co. Limited effective January 1, 2016.

10.37(24)*	Manufacturing Services Agreement by and between Lonza Sales Ltd. and SciClone Pharmaceuticals International, Ltd., effective April 30, 2014 (“Manufacturing Services Agreement”).
10.38(24)*	Amendment No. 1 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of March 22, 2015.
10.39(24)*	Amendment No. 2 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of July 22, 2015.
10.40(24)*	Amendment No. 3 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of December 5, 2015.
10.41(24)*	Amendment No. 4 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of May 31, 2016.
10.42(25)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Carey Chern and SciClone Pharmaceuticals, Inc., effective October 24, 2016.
10.43(25)**	Employment Agreement effective October 2, 2016 by and between Carey Chern and SciClone Pharmaceuticals, Inc.
10.44(22)**	SciClone Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.
14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.
21.1(25)	Subsidiaries of Registrant.
23.1(25)	Consent of Independent Registered Public Accounting Firm.
24.1(25)	Power of Attorney. See page 88.
31.1(25)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(25)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(26)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(26)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(25)

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015 (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 2016, 2015 and 2014 and (vi) Notes to the Consolidated Financial Statements.

*

Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on October 31, 2003.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 8, 2007.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 9, 2010.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on August 9, 2013.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2012.
(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2014.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2015.
(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed on May 11, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2015.
(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 10, 2015.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 9, 2015.
(21)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(22)	Incorporated by reference from the Company’s Definitive Proxy Statement, filed on April 29, 2016.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2017.
(24)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2016, filed on March 3, 2017.
(25)	Filed herewith.
(26)	Furnished herewith.

Item 15 (c). See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: March 9, 2017	/s/ Wilson W. Cheung

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

Signature	Title	Date
/S/ FRIEDHELM BLOBEL, PH.D. (Friedhelm Blobel, Ph.D.)	President and Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2017

/S/ WILSON W. CHEUNG (Wilson W. Cheung)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2017

/S/ JON S. SAXE (Jon S. Saxe)	Chairman of the Board of Directors	March 9, 2017

/S/ NANCY T. CHANG, PH.D. (Nancy T. Chang, Ph.D.)	Director	March 9, 2017

/S/ RICHARD J. HAWKINS (Richard J. Hawkins)	Director	March 9, 2017

/S/ GREGG A LAPOINTE (Gregg A. Lapointe)	Director	March 9, 2017

/S/ SIMON LI (Simon Li)	Director	March 9, 2017

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCICLONE PHARMACEUTICALS, INC.

Receivables and Product Returns Reserves (in thousands):

	Balance at	Charges for	Deductions for	Deductions for	Balance at
	Beginning of	Amounts	Amounts	Amounts	End of
	Period	Reserved	Recovered(1)	Written Off	Period
Receivables Reserve:
Year Ended December 31, 2016	$(594)	$—	$500	$94	$—
Year Ended December 31, 2015	$(998)	$(541)	$400	$545	$(594)
Year Ended December 31, 2014	$(3,587)	$—	$1,500	$1,089	$(998)

	Balance at	Charges for	Deductions for	Deductions for	Balance at
	Beginning of	Amounts	Amounts	Amounts	End of
	Period	Reserved	Recovered	Paid	Period
Reserve for Product Returns:
Year Ended December 31, 2016	$(134)	$(155)	$—	$—	$(289)
Year Ended December 31, 2015	$(66)	$(134)	$—	$66	$(134)
Year Ended December 31, 2014	$—	$(66)	$—	$—	$(66)

(1)	Recorded as a gain to general and administrative expense.

INDEX TO EXHIBITS

Exhibit
Number	Description
3(i).1(1)	Amended and Restated Certificate of Incorporation.
3(i).2(9)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3(i).3(23)	Certificate of Elimination of the Series D Preferred Stock, as filed by SciClone Pharmaceuticals. Inc.
3(ii).1(23)	Amended and Restated Bylaws.
10.1(12)**	Registrant’s 2005 Equity Incentive Plan, effective as of June 7, 2005, as amended on June 25, 2012.
10.2(5)**	Registrant’s 2004 Outside Directors Stock Option Plan, as amended on June 7, 2005 and as further amended on February 22, 2007.
10.3(2)**	Form of Indemnity Agreement by and between the Registrant and each director and executive officer of SciClone Pharmaceuticals, Inc.
10.4(3)*	Manufacturing and Supply Agreement between SciClone Pharmaceuticals International Ltd. and Patheon Italia S.p.A. dated as of November 1, 2002.
10.5(4)**	Employment Agreement between SciClone Pharmaceuticals, Inc. and Friedhelm Blobel, Ph.D. dated as of April 23, 2006 and effective as of June 2, 2006.
10.6(6)**	Amendment No. 1 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. dated April 7, 2009.
10.7(7)**	The SciClone Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.
10.8(10)**	Description of Executive Incentive Plan.
10.9(8)**	Amendment No. 2 to Employment Agreement between Dr. Friedhelm Blobel and SciClone Pharmaceuticals, Inc. effective May 4, 2010.
10.10(10)*

Re-Exportation Agreement between SciClone Pharmaceuticals International China Holding Ltd., Sinopharm Holding Hong Kong Co., Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective January 1, 2013.

10.11(11)**	Employment Agreement effective April 1, 2013 by and between Hong Zhao and NovaMed Pharmaceuticals (Shanghai) Co. Ltd., an affiliate of SciClone Pharmaceuticals, Inc.
10.12(13)**	Employment Agreement effective July 16, 2013 by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.
10.13(13)*	Framework Agreement effective May 13, 2013 between Zensun (Shanghai) Science & Technology Co., Ltd and SciClone Pharmaceuticals International China Holding Ltd.
10.14(13)*	Framework Agreement effective June 25, 2013 between Taiwan Liposome Company and SciClone Pharmaceuticals International China Holding Ltd.
10.15(14)**	Employment Agreement effective October 15, 2013 by and between Raymond Low and SciClone Pharmaceuticals, Inc.
10.16(15)	Second Amendment, dated December 20, 2013, between SciClone Pharmaceuticals, Inc. and CA-Metro Center Limited Partnership.
10.17(16)**	Description of Executive Long-Term Incentive Program.
10.18(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for U.S. Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for U.S. Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.19(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for U.S. Participant) and Restricted Stock Units Agreement (Time-Based RSUs for U.S. Participant) dated April 3, 2015 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.20(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for U.S. Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for U.S. Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.21(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for U.S. Participant) and Restricted Stock Units Agreement (Time-Based RSUs for U.S. Participant) dated April 3, 2015 entered into between Wilson W. Cheung and SciClone Pharmaceuticals, Inc.

10.22(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance Restricted Stock Units (Performance-Based RSUs for PRC Participant) and Performance Restricted Stock Units Agreement (Performance-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.23(17)**

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Restricted Stock Units (Time-Based RSUs for PRC Participant) and Restricted Stock Units Agreement (Time-Based RSUs for PRC Participant) dated April 3, 2015 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

10.24(18)**	SciClone Pharmaceuticals, Inc. 2015 Equity Incentive Plan.
10.25(19)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Friedhelm Blobel and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.26(19)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Wilson W. Cheung and SciClone Pharmaceuticals, Inc., effective June 16, 2015.
10.27(19)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Raymond Low and SciClone Pharmaceuticals, Inc., effective June 30, 2015.
10.28(20)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Lan Xie and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.29(20)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Hong Zhao and SciClone Pharmaceuticals, Inc., effective July 31, 2015.
10.30(20)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (U.S. Participant).
10.31(20)**	Form of Stock Option Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.32(20)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (U.S. Participant).
10.33(20)**	Form of Restricted Stock Units Agreement for 2015 Equity Incentive Plan (PRC Participant).
10.34(21)*

Letter Agreement supplementing the 2016 Import Agreement by and between SciClone Pharmaceuticals International China Holding Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective November 12, 2015.

10.35(21)*

Letter Agreement modifying the Re-Exportation Agreement by and among SciClone Pharmaceuticals International China Holding Limited, Sinopharm Holding Hong Kong International Limited and Sinopharm Holding Lingyun Biopharmaceutical (Shanghai) Co. Limited effective November 13, 2015.

10.36(21)*

2016 Import and Distribution Agreement between SciClone Pharmaceuticals International China Holding Limited and Sinopharm Holding Lingyun Biopharmaceuticals (Shanghai) Co. Limited effective January 1, 2016.

10.37(24)*	Manufacturing Services Agreement by and between Lonza Sales Ltd. and SciClone Pharmaceuticals International, Ltd., effective April 30, 2014 (“Manufacturing Services Agreement”).
10.38(24)*	Amendment No. 1 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of March 22, 2015.
10.39(24)*	Amendment No. 2 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of July 22, 2015.
10.40(24)*	Amendment No. 3 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of December 5, 2015.
10.41(24)*	Amendment No. 4 to Manufacturing Services Agreement by and between SciClone Pharmaceuticals International Ltd. and Lonza Sales Ltd as of May 31, 2016.

10.42(25)**	SciClone Pharmaceuticals, Inc. Retention Agreement by and between Carey Chern and SciClone Pharmaceuticals, Inc., effective October 24, 2016.
10.43(25)**	Employment Agreement effective October 2, 2016 by and between Carey Chern and SciClone Pharmaceuticals, Inc.
10.44(22)**	SciClone Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.
14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.
21.1(25)	Subsidiaries of Registrant.
23.1(25)	Consent of Independent Registered Public Accounting Firm.
24.1(25)	Power of Attorney. See page 88.
31.1(25)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(25)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(26)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(26)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(25)

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015 (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 2016, 2015 and 2014 and (vi) Notes to the Consolidated Financial Statements.

*

Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

**	Management compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2003.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on October 31, 2003.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 25, 2006.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 8, 2007.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 8, 2009.
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 9, 2010.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2011.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on August 9, 2013.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2012.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2014.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2015.
(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed on May 11, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 17, 2015.
(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 10, 2015.
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 9, 2015.
(21)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(22)	Incorporated by reference from the Company’s Definitive Proxy Statement, filed on April 29, 2016.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2017.
(24)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2016, filed on March 3, 2017.
(25)	Filed herewith.
(26)	Furnished herewith.