Form 10-Q
period 2017-03-31
SCICLONE PHARMACEUTICALS INC
filed 2017-05-10
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes    ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company,"  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☐     No     ☒

As of May 5,  2017,  51,732,121 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$141,346	$134,395
Accounts receivable, net of allowances of $0 and $0 as of March 31, 2017 and December 31, 2016, respectively	46,624	41,510
Inventories	15,331	16,587
Prepaid expenses and other current assets	3,839	3,241
Total current assets	207,140	195,733
Property and equipment, net	1,761	2,002
Investment in third party (Note 4)	953	794
Goodwill	31,097	30,838
Other assets	12,527	12,531
Total assets	$253,478	$241,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,967	$3,645
Accrued and other current liabilities	18,048	22,796
Total current liabilities	20,015	26,441
Other long-term liabilities	87	92
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,629,182 and 51,236,952 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	52	51
Additional paid-in capital	307,765	304,599
Accumulated other comprehensive loss	(1,139)	(1,520)
Accumulated deficit	(73,302)	(87,765)
Total stockholders’ equity	233,376	215,365
Total liabilities and stockholders’ equity	$253,478	$241,898

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Product sales, net	$41,637	$35,320
Promotion services	1,255	1,179
Total net revenues	42,892	36,499
Operating expenses:
Cost of product sales	6,165	5,813
Sales and marketing	12,765	12,352
Research and development	2,495	1,467
General and administrative	7,230	7,443
Total operating expenses	28,655	27,075
Income from operations	14,237	9,424
Non-operating income:
Interest and investment income	296	259
Other income, net	1,075	128
Income before provision for income tax	15,608	9,811
Provision for income tax	1,012	1,947
Net income	$14,596	$7,864

Net income per share:
Basic	$0.28	$0.16
Diluted	$0.28	$0.15

Weighted average shares used in computing net income per share:
Basic	51,437	49,589
Diluted	53,009	51,955

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$14,596	$7,864
Other comprehensive income, net of income tax:
Foreign currency translation	222	197
Unrealized gain on available-for-sale investment in common stock of third party	159	—
Total other comprehensive income	381	197
Total comprehensive income	$14,977	$8,061

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income	$14,596	$7,864
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	1,671	1,293
Depreciation and amortization	246	249
Deferred income taxes	—	69
Unrealized foreign exchange gain	(59)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,049)	6,944
Inventories	1,401	534
Prepaid expenses and other assets	(485)	1,029
Accounts payable	(1,797)	(2,916)
Accrued and other current liabilities	(4,884)	(2,050)
Deferred revenue	—	(54)
Other long-term liabilities	(5)	(4)
Net cash provided by operating activities	5,635	12,958
Investing activities:
Purchases of property and equipment	(65)	(20)
Net cash used in investing activities	(65)	(20)
Financing activities:
Proceeds from issuances of common stock, net	1,343	386
Net cash provided by financing activities	1,343	386
Effect of exchange rate changes on cash and cash equivalents	38	(38)
Net increase in cash and cash equivalents	6,951	13,286
Cash and cash equivalents, beginning of period	134,395	101,403
Cash and cash equivalents, end of period	$141,346	$114,689

Supplemental disclosure of non-cash operating activities:
Release of restricted cash in escrow for SEC settlement	$—	$12,826

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SciClone Pharmaceuticals, Inc. (“SciClone” or the “Company”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The Company prepared the unaudited condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited condensed consolidated balance sheet data as of December 31, 2016 is derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Sinopharm contributed 90% and 92% of the Company’s total net revenue for the three month periods ended March 31, 2017 and 2016, respectively, which revenues related to the Company’s China segment. There were no other customers that exceeded 10% of the Company’s total net revenue in the periods presented.

Product sales of  $39.5 million or 95% and $33.6 million or 92%, for the three months ended March 31, 2017 and 2016, respectively, related to consolidated sales of ZADAXIN. Of the $39.5 million in ZADAXIN revenues, $4.2 million was attributed to revenues from sales generated in the fourth quarter of 2016 but recognized in the first quarter of 2017. This $4.2 million of revenue is a result of fourth quarter sales that were above the reference tender price under a provision in the agreement with the Company’s China distributor to share, in part, in the burden of price reductions. As of March 31, 2017, approximately $42.1 million, or 90%, of the Company's accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

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

As of March 31, 2017 and December 31, 2016, the Company determined no bad debt reserve was necessary.

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

Effective January 1, 2016, the Company’s new contractual arrangement with its China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing under the old contractual arrangement through December 31, 2015) of a portion of the Company’s revenue due from Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. The tender price is the ultimate retail end price approved by provincial authorities. There is a price adjustment mechanism in the new contractual arrangement whereby Sinopharm is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (reduced by estimated price compensation payable to Sinopharm for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed upon arrival at destination. Recently, Guangdong and Fujian provinces have each announced maximum prices for ZADAXIN that are approximately six and four percent lower, respectively, than the reference (baseline) tender price. We expect these provincial decisions to affect the pricing of ZADAXIN in these provinces with respect to sales made pursuant to contracts dated on and after March 2017 for Guangdong and Fujian, and to affect pricing in other provinces, but the exact timing and consequences to our pricing, especially in other provinces, is uncertain. Sinopharm is invoiced for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and that portion of the price is recognized as revenue after the amount has been agreed to with them. It is expected that the price increment due to the Company related to sales in a quarter under the price adjustment mechanism for provinces with tender prices above the reference (baseline) tender price will continue to be recognized on a rolling one-to-two quarter delayed basis relative to the originating sales quarter.

Promotion Services Revenue. The Company recognizes promotion services revenue after designated medical products are delivered to the distributors as specified in a promotion services contract, which marks the period when marketing and promotion services have been rendered and the revenue recognition criteria are met.

Revenue Reserve. The Company generally maintains a revenue reserve for product returns based on estimates of the amount of product to be returned by its customers that are based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, the Company is expected to replace products that have expired or are deemed to be damaged or defective when delivered upon arrival at destination. The calculation of the revenue reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the revenue reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions.

As of March 31, 2017 and December 31, 2016, the Company’s revenue reserves were $0.2 million and $0.3 million, respectively.

The Company evaluates the need for a returns reserve quarterly and adjusts it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect the Company’s results of operations or financial position. It is possible that the Company may need to adjust its estimates in future periods.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment was first indicated. For the three month periods ended March 31, 2017 and 2016, the Company did not record any write-downs related to inventory.

Loans Receivable

Loans receivable are due from a single third party (see Note 5). Loans are initially recorded, and continue to be carried, at unpaid principal balances under “other assets” on the unaudited condensed consolidated balance sheets. Carried balances are subsequently adjusted for payments of principal or adjustments to the allowance for loan losses to account for any impairment. Interest income is recognized over the term of the loans and is calculated using the simple-interest method, as the loans do not have associated premium or discount. If the loans were to experience impairment, interest income would not be recognized unless the likelihood of further loss was remote.

Although the measurement basis is unpaid principal (as adjusted for subsequent payments or impairment), not fair value, the loans receivable would qualify as Level 3 measurements under the fair value hierarchy (Note 2) due to the presence of significant unobservable inputs related to the counterparty, which is a private entity.

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of March 31, 2017 and December 31, 2016, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income	$14,596	$7,864
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	51,437	49,589
Effect of dilutive securities	1,572	2,366
Weighted-average shares outstanding used to compute diluted net income per share	53,009	51,955
Basic net income per share	$0.28	$0.16
Diluted net income per share	$0.28	$0.15

For the three months ended March 31, 2017 and 2016, outstanding stock options and awards for 2,631,049 and 1,699,670 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise or issuance of these options and awards calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended March 31, 2017 and 2016, outstanding stock options and awards for 385,000 and 312,500 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met and were not considered probable of being met.

Error Corrections

The Company provided $1.2 million of additional income tax expense, and recorded a corresponding accrual in accrued and other current liabilities, during the three months ended March 31, 2016 to correct an error. The correction to the error reflected the recognition of a previously unrecognized liability for an uncertain tax position related to the potential non-deductibility, under PRC tax regulations, of certain marketing costs related to the Company’s China operations. The adjustment related to tax years 2013 to 2015 and reflected the estimated tax exposure for each year as well as accrued interest thereon; such tax and interest amounts were $0.3 million, $0.5 million, and $0.4 million for the full years 2013, 2014, and 2015, respectively. The Company’s management evaluated the effects of the error on each prior annual and interim period, as well as the total error accumulated at the end of each respective prior period, and concluded under both approaches that the effects of the error were not material to previously issued annual or interim financial statements. The Company’s management also evaluated the total amount of the error correction in relation to actual results for full year 2016 and concluded the impact was not material to the 2016 financial statements. The total adjustment was recorded out-of-period in the first quarter of 2016.

New Accounting Standards Updates

Standards Recently Effective

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This ASU amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the new guidance with effect from January 1, 2017 and plans to apply the new guidance retrospectively. The impact of adopting this guidance is not material to the consolidated financial statements given the Company’s limited deferred tax amounts.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The Company adopted this ASU as stipulated with effect from January 1, 2017.  Of the various provisions included in the ASU, the only provision that at present is material to the Company’s financial statements is the provision providing alternatives to account for forfeitures of share-based awards using either estimation forfeitures (adjusted for differences from actuals) or simply using actual forfeitures.  The Company has changed its accounting policy upon the adoption of this updated standard to account for forfeitures on an actual basis.  This change resulted in a cumulative-effect adjustment related to prior periods (Note 9) which was not material and is not expected to be material to the consolidated financial statements in future periods given the Company’s past and present experience with its grants of share-based awards and related pre-vesting forfeitures.

Standards Effective in Future Periods

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)", which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2018, which reflects a one year deferral approved by the FASB in July 2015, and will be adopted by the Company from January 1, 2018. The Company is currently undertaking an evaluation of its revenue contracts to determine what impact, if any, the adoption of ASU 2014-09 will have on its financial statements and related disclosures. The Company anticipates the impact of ASU 2014-09 will likely be limited to the timing of recognition of its variable consideration. This variable consideration arises from situations where the Company’s exclusive distributor in China is invoiced at a later time subsequent to the original sale for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price. Such amount is currently recognized as revenue after the amount has been agreed to with the distributor in a later quarter relative to the originating sales quarter. The timing of the recognition of such amounts may be earlier under the new guidance.  The Company plans to finalize its assessment in the second quarter of 2017. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company has not yet selected a transition method.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" (Topic 350), which removes the requirement to perform a “Step 2” hypothetical purchase price allocation to measure goodwill impairment if “Step 1” of the traditional two-step goodwill impairment model is failed. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value (the determination from “Step 1”), not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for the Company for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. ASU 2017-04 will impact our goodwill balance to the extent such goodwill balance exists at the adoption date and to the extent that the fair value of the Company’s China reporting unit is less than its carrying value.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and common stock investment) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2017 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2017
Money market funds	$19,715	$—	$—	$19,715
Common stock investment in third party (Note 4)	$—	$953	$—	$953
Total	$19,715	$953	$—	$20,668

	Fair Value Measurements as of December 31, 2016 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Money market funds	$19,701	$—	$—	$19,701
Common stock investment in third party (Note 4)	$—	$794	$—	$794
Total	$19,701	$794	$—	$20,495

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$4,242	$5,304
Work in progress	334	498
Finished goods	10,755	10,785
	$15,331	$16,587

As of March 31, 2017 and December 31, 2016, the Company had $2.3 million and  $3.3 million, respectively, in inventory held at distributors related to  non-ZADAXIN products.

Note 4 — Investment in Third Party

On September 9, 2016, the Company and Soligenix, Inc., a publicly-traded entity, entered into an exclusive license agreement (the “License Agreement”), including a common stock purchase agreement, pursuant to which Soligenix granted rights to the Company to develop, promote, market, distribute and sell an oral mucositis-targeted drug candidate (“SGX942”) in the People’s Republic of China, Hong Kong, Macau, Taiwan, South Korea, and Vietnam (the “Territory”). Under the terms of the License Agreement, the Company will be responsible for all aspects of development, product registration, and commercialization in the Territory, having access to data generated by Soligenix. In exchange for exclusive rights, beyond an upfront payment, the Company will pay to Soligenix royalties on net sales, and Soligenix will supply commercial drug product to the Company on a cost-plus basis, while maintaining worldwide manufacturing rights. This exclusive agreement builds on an existing collaboration between the two companies established in 2013, in which the Company provided its complete oral mucositis clinical and regulatory data library to Soligenix in exchange for certain, previously undisclosed, commercialization rights to the oral mucositis drug candidate in the Greater China market. As the Company obtained rights for Greater China (mainland China, Hong Kong, and Macau) in the earlier 2013 exchange, the September 2016 agreement in substance represented the acquisition of additional rights for Taiwan, South Korea, and Vietnam.

As part of the License Agreement, the Company entered into a common stock purchase agreement with Soligenix pursuant to which the Company bought 3,529,412 shares of Soligenix common stock. These common shares are unregistered but the Company has demand registration rights and can compel a registration of the securities in a reasonably short time in the event the Company plans to sell the shares. The total cash consideration of $3,000,000 paid to Soligenix at the time of the transaction reflected the purchase price of the common stock and the consideration for expanded territorial rights in South Korea, Taiwan, and Vietnam.

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

In October 2016, in connection with an up-listing of its stock from the OTCQB market to the NASDAQ Common Market, Soligenix declared a 1 for 10 reverse stock split, converting the Company’s ownership in Soligenix from 3,529,412 shares to 352,942 shares. As of March 31, 2017, the fair value of the Soligenix common stock investment was $0.9 million and the unrealized holding loss on the investment was $1.8 million, which was recorded as a component of other comprehensive loss (net of tax, which is zero as the entity holding the security is in a zero-tax jurisdiction). The Company determined that the write-down of fair value was not other-than-temporary after considering the volatility of the common stock and other investee-specific facts and circumstances. In particular, the investee’s share price increased during the first quarter of 2017 by approximately 20%, reversing a portion of prior holding losses experienced in late 2016.  Through April 2017 the investee’s share price had further increased.

Note 5 — Loans Receivable

As part of the Company’s May 2013 license and supply agreement with Zensun (Shanghai) Science & Technology Co. Ltd (together with any successors or assigns, “Zensun”), the Company previously agreed to loan up to $12 million to Zensun. The entry into the license and supply agreement in the second quarter of 2013, pursuant to which the Company licensed the exclusive rights to promote, market, distribute, and sell NeucardinTM, a chronic heart failure product under development by Zensun (such rights licensed for the People’s Republic of China, Hong Kong and Macao) is more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), Note 13.

Pursuant to its agreement to loan funds, the Company loaned $12 million to Zensun. The extension of credit and funding to Zensun was accomplished through two of the Company's subsidiaries, SPIL China and SciClone Pharmaceuticals (China) Ltd. (“SciClone China”).

With respect to lender SciClone China, Zensun can make RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$225,000 as of March 31, 2017) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SPIL China, Zensun could request U.S. dollar denominated borrowings up to $11.75 million. As of March 31, 2017, borrowings totaling $11.75 million had been requested by Zensun and paid by SPIL China with $4.5 million lent in the second half of 2014 and $7.25 million lent in the second quarter of 2015. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the overall loan agreement. These borrowings were originally scheduled to mature on September 26, 2017, with an option (granted at loan origination) electable by Zensun to extend for two additional years provided certain conditions are met. As of March 31, 2017, the borrower had notified the Company of its intent to exercise its option to extend the borrowings for two additional years, or to September 26, 2019. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of evidence of the market value of the pledged security indicating such market value exceeded the outstanding loan principal, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payments of interest, concluded that here were no indications of loan impairment as of March 31, 2017 or December 31, 2016.  Accordingly, no allowance for losses was recorded.

The two loans are included in “other assets” on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. Interest income on the loans amounted to $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, and is included in interest and investment income in the unaudited condensed consolidated statements of income.

Note 6  — Goodwill

The following table represents the changes in goodwill for the three months ended March 31, 2017  (in thousands):

Balance as of December 31, 2016	$30,838
Translation adjustments	259
Balance as of March 31, 2017	$31,097

Note 7 — Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued sales and marketing expenses	$5,116	$8,623
Accrued taxes, tax reserves and interest	6,958	5,335
Accrued compensation and benefits	2,348	5,140
Accrued professional fees	1,040	1,298
Accrued manufacturing costs	1,521	715
Other	1,065	1,685
	$18,048	$22,796

Note 8 — Accumulated Other Comprehensive Loss

Changes in the composition of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

Balance as of January 1, 2017	$(1,520)
Other comprehensive income related to unrealized holding gain on available-for-sale investment in common stock of third party	159
Other comprehensive income related to foreign currency translation	222
Balance as of March 31, 2017	$(1,139)

Balance as of January 1, 2016	$2,070
Other comprehensive income related to foreign currency translation	197
Balance as of March 31, 2016	$2,267

Note 9 — Stockholders’ Equity

Stock-based Compensation

The Company adopted ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements beginning January 1, 2017. Under the amended guidance, the Company has elected to account for forfeitures as they occur, instead of continuing to estimate forfeitures, as previously required. The new forfeiture guidance was adopted using a modified retrospective approach, resulting in the Company recording a  $133,000 cumulative effect charge to accumulated deficit for the difference between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Sales and marketing	$276	$209
Research and development	100	52
General and administrative	1,295	1,032
	$1,671	$1,293

Stock Options

During the three months ended March 31, 2017, the Company granted options to purchase a total of 1,215,000 shares of common stock with a weighted-average grant-date fair value of $4.22 per shares granted, and options to purchase 368,225 shares of common stock were exercised; for total cash proceeds of $1.3 million. As of March 31, 2017, there was approximately $11.7 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.92 years.

Restricted Stock Units (RSUs) and Restricted Performance Stock Units (PSUs)

During the three months ended March 31, 2017,  77,000 RSUs and 150,000 PSUs were granted at a grant date fair value per share of $9.65, and 21,750 RSUs vested. The PSUs will vest and be released on meeting performance goals within an established time frame. If the performance goals are not met within the established time frame, the PSUs will expire. The Company recognizes expense related to the PSUs over the period of time the Company determines that it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the PSUs is reversed. As of March 31, 2017, there was approximately $4.0 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average remaining period of approximately 1.17 years.

Note 10  — Commitments and Contingencies

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of March 31, 2017, the Company did not have any material unmet purchase obligations.

Legal Matters

NovaMed Shanghai, one of the Company’s China subsidiaries, was a party to a Distribution and Supply Agreement with MEDA Pharma GmbH & Co. KG (“MEDA”). Following the Company’s acquisition of NovaMed Shanghai, MEDA claimed it had a right to terminate the agreement under a change of control provision. NovaMed Shanghai does not believe that MEDA had a right of termination under the agreement. As of February 24, 2017, NovaMed Shanghai entered into a settlement agreement with MEDA to resolve all outstanding claims of each party under the Distribution and Supply Agreement, including as related to the China International Economic and Trade Arbitration Commission (“CIETAC”) arbitration in which NovaMed Shanghai had been claiming remuneration of services and certain reimbursement amounts. Per the terms of the settlement agreement, MEDA paid NovaMed Shanghai $83,333 on March 7, 2017, NovaMed Shanghai withdrew its “Request for Second Arbitration” with CIETAC, and the CIETAC arbitral tribunal dismissed the arbitration case.

Note 11 — Income Taxes

The provision for income taxes for the three months ended March 31, 2017, was approximately $1.0 million compared with $1.9 million for the three months ended March 31, 2016. The Company’s income tax provision for the three months ended March 31, 2017, compared with the same period of 2016, was lower primarily due to $1.2 million of additional tax expense representing the correction of an error related to a previously unrecognized liability for an uncertain tax position in China (refer also to Note 1, “Error Corrections”), partially offset by a $0.3 million increase in the provision for income tax related to forecasted growth in our China business for 2017. The Company’s statutory tax rate in China was 25% in 2017 and 2016.

While the Company has concluded that its offshore undistributed accumulated earnings as of December 31, 2016 were indefinitely reinvested, and has therefore provided no taxes thereon, the Company concluded that a portion of its earnings expected to be generated by foreign subsidiaries in 2017 will be repatriated to the parent company in order to address the parent company’s liquidity needs. This anticipated repatriation, however, is not expected to result in any additional US federal or state tax liability for 2017 as ongoing tax-deductible corporate expenses expected to be incurred by the parent company more than offset the amount of the expected dividend distribution for the repatriation of a portion of projected earnings for the year. These expectations and related amounts have been reflected in the Company’s estimated annual effective tax rate for 2017.

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

Summary information by operating segment for the three month periods ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue:
China	$39,928	$34,871
Rest of the World (including the US and Hong Kong)	2,964	1,628
Total net revenues	$42,892	$36,499
Income (loss) from operations:
China	$17,502	$13,318
Rest of the World (including the US and Hong Kong)	(3,265)	(3,894)
Total income from operations	$14,237	$9,424
Non-operating income, net:
China	$1,353	$377
Rest of the World (including the US and Hong Kong)	18	10
Total non-operating income, net	$1,371	$387
Income (loss) before provision for income tax:
China	$18,855	$13,695
Rest of the World (including the US and Hong Kong)	(3,247)	(3,884)
Total income before provision for income tax	$15,608	$9,811

Long-lived assets by operating segment as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31,	December 31,
	2017	2016

China	$44,955	$44,603
Rest of the World (including the US and Hong Kong)	1,383	1,562
	$46,338	$46,165

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

•	prospects for ZADAXIN and our plans for its enhancement and commercialization as well as our expectations regarding other products;
•	future size of the oncology, cardiovascular, hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) and other markets, particularly in China;
•	anticipated product sales of current or anticipated products;
•

the sufficiency of our resources to complete clinical trials and other new product development initiatives; government regulatory actions that may affect product reimbursement, product pricing or otherwise affect the scope of our sales and marketing, and the timing and outcome of clinical trials;

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

•	research and development and other expense levels;
•	the ability of our suppliers to continue financially viable production of our products;
•	the allocation of financial resources to certain trials and programs, and the outcome and expenses related to litigation; and

•	other factors discussed in this Report in Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors”.

These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors including, but not limited to, those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and under the same caption in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

ZADAXIN is approved in over 30 countries and may be used for the treatment of HBV, HCV, and certain cancers, and as an immune system enhancer according to the local regulatory approvals we have in these countries. In China, thymalfasin is included in the treatment guidelines issued by the Ministry of Health (“MOH”) for liver cancer, as well as guidelines for treatment of chronic HBV (issued by both the Chinese Medical Association and the Asian-Pacific Association for the Study of the Liver) and invasive fungal infections of critically ill patients (issued by the Chinese Medical Association). Our sales force is focused on increasing sales to the country’s largest hospitals (class 3A with over 500 beds) as well as mid-size hospitals (class 2A). These hospitals serve Tier 1 and Tier 2 cities located mostly in the eastern part of China, which are the largest and generally have the most affluent populations. We are widening our market strategies by piloting e-commerce approaches to reach customers. We are also seeking to expand the indications for which ZADAXIN could be used, including sepsis, and in September 26, 2016, we announced the first patient has been treated in a clinical trial for sepsis using ZADAXIN in China.

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

Our agreement with Baxter is for a 5-year term, through December 2017, and our agreement with Pfizer is for a 5-year term, through June 2019. We continue to seek in-licensing arrangements for well-differentiated products at various stages of development that, if not yet approved, have a defined regulatory approval pathway in China, to increase our revenues and profitability. We have in-license agreements for the following products:

Our In-Licensed Drug Candidates in Clinical Development Include the Following:

PT-112: On September 26, 2016, we announced the first patient has been treated in the Phase 1 proof-of-concept trial of PT-112, a multi-targeted platinum-pyrophosphate anticancer agent being developed for patients with advanced solid tumors, in Taiwan. PT-112 is a key early-stage asset supporting our strategy to expand our oncology portfolio and drive long-term growth. We obtained, in 2015, exclusive development and commercialization rights from Phosplatin Therapeutics to PT-112 for Greater China (mainland China, Hong Kong, and Macau), and Vietnam, along with the exclusive option to expand the territory to include South Korea, and Taiwan.

SGX942: On September 12, 2016, we and Soligenix, Inc. announced that we entered into an exclusive license agreement granting rights to SciClone to develop, promote, market, distribute and sell SGX942 (dusquetide), a novel, first-in-class therapy being developed for the treatment of oral mucositis in patients with head and neck cancer. The licensing agreement includes the PRC, Hong Kong, Macau, Taiwan, South Korea, and Vietnam (the “Territory”). This exclusive agreement builds on an existing collaboration, in which we provided our complete oral mucositis clinical and regulatory data library to Soligenix in exchange for certain, previously undisclosed, commercialization rights to SGX942 in the Greater China market (the “2013 exchange”). The Phase 2 results reported by Soligenix, Inc. showed a significant reduction in the duration of severe oral mucositis in patients receiving chemoradiation therapy for treatment of their head and neck cancer.

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

VIBATIV®  (telavancin): In May 2015, Theravance Biopharma, Inc. (“Theravance Biopharma”) granted SciClone exclusive development and commercialization rights to VIBATIV (telavancin) in China, Hong Kong, Macao, Taiwan, and Vietnam, in exchange for upfront and regulatory milestone payments totaling $6 million. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. SciClone will initially develop VIBATIV for hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia, and additional indications may include complicated skin and skin structure infections and potentially bacteremia. Theravance Biopharma will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China and our other licensed territories. We anticipate commencing a bridging trial for VIBATIV.

Angiomax®  (bivalirudin) and Cleviprex®  (clevidipine): In December 2014, we entered into a strategic partnership with The Medicines Company. The partnership includes an agreement granting us a license and the exclusive rights in China to promote two cardiovascular products including 1) Angiomax (bivalirudin) for Injection, an anticoagulant indicated in patients undergoing percutaneous coronary intervention (PCI) with provisional use of glycoprotein IIb/IIIa inhibitor (GPI) and in patients with, or at risk of, heparin-induced thrombocytopenia and thrombosis syndrome undergoing PCI and 2) Cleviprex (clevidipine) Injectable Emulsion, a third-generation dihydropyridine calcium channel blocker indicated for the reduction of blood pressure when oral therapy is not feasible or desirable.

For Angiomax, a Phase 3 registration trial was completed in China. We also completed, for Angiomax, a Clinical Trial Application (“CTA”) approval and a Clinical Trial Waiver with the China Food and Drug Administration (“CFDA”) in December 2016, and are in the process of preparing a New Drug Application (“NDA”) with respect to Angiomax.

For Cleviprex, a CTA for China was filed in 2013. We received CTA approval from the CFDA in early 2016 and had been preparing a clinical study with respect to Cleviprex. Chiesi USA, Inc. and its parent company, Chiesi Farmaceutici S.p.A. (“Chiesi”), acquired the rights to Cleviprex in June 2016 from the Medicines Company. At present, SciClone has decided not to continue proceeding with the preparation of a clinical study with respect to Cleviprex and is evaluating options with respect to the program, including exploring potential opportunities to out-license SciClone’s rights with respect to Cleviprex.

Under the terms of the agreements for Angiomax and Cleviprex, which also apply to Chiesi for Cleviprex, we have the rights to, and will be responsible for all aspects of commercialization, including pre-and post-launch activities, for both products (Cleviprex and Angiomax) in the China market (excluding Hong Kong and Macao). We had also agreed to initially participate in the China registration process for both products. Financial terms of the agreements for the two products, in addition to net sales royalties payable to The Medicines Company and/or Chiesi, include the following additional payments to The Medicines Company and/or Chiesi: an upfront payment made in the fourth quarter of 2014; a project support services fee; and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million.

NeucardinTM: In May 2013, we entered into a framework agreement with Zensun for the exclusive promotion, marketing, distribution and sale of Neucardin in China, Hong Kong and Macao. Neucardin is a novel, first-in-class therapeutic for the treatment of patients with intermediate to advanced heart failure, for which an NDA was submitted to and accepted for review by the CFDA in 2012. In December 2013, the CFDA informed Zensun that its Phase 2 data is insufficient, and has asked Zensun to submit a new NDA once the ongoing Phase 3 study reached its endpoints. As part of our agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of December 31, 2016 (refer to Note 5 to the condensed consolidated financial statements appearing under Part I, Item 1 for further information regarding the Zensun loans).

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

Governmental Policy Changes in China

Governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs effective as of June 1, 2015. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. We were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction to our distributor in our sales channel. Under our new contractual arrangement with Sinopharm, effective January 1, 2016, the lower tender price is reflected in a lower base invoice price to Sinopharm, as further described in the following section under “Results of Operations, Revenues”. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future.

Recently, Guangdong and Fujian provinces have each announced maximum prices for ZADAXIN that are approximately six and four percent lower, respectively, than the reference (baseline) tender price. We expect these provincial decisions to affect the pricing of ZADAXIN in these provinces with respect to sales made pursuant to contracts dated on and after March 2017 for Guangdong and Fujian, and to affect pricing in other provinces, but the exact timing and consequences to our pricing, especially in other provinces, is uncertain. For the quarter ended March 31, 2017, Guangdong and Fujian represented approximately 13.4% and 3%, respectively, of our ZADAXIN volumes in China. The impact of such decisions on our future results is unpredictable, but we expect that pricing pressures on revenue in 2017 will be offset through sharing of the burden with our China distributor and potentially through volume increases. However, in the future, prices could be reduced to levels significantly below those that would prevail in an unregulated market, which may limit the growth of our revenues or cause them to decline.

In February 2017, a new National Reimbursement Drug List (“NRDL”) was issued by Chinese government authorities, and included thymalfasins as “Type B” drugs which are partially reimbursed; however, Hepatitis B was not listed as an indication for thymalfasins in the new NRDL. Partial reimbursement for Hepatitis B and other indications could also be obtained by provinces determining to list thymalfasins on Provincial Reimbursement Drug Lists (“PRDLs”) which we expect to be released in the second half of 2017. The Company will be seeking to have thymalfasins listed in PRDLs including for the Hepatitis B and cancer indication. Although thymalfasin is no longer covered under the Basic Medical Insurance, reimbursement under worker’s compensation coverage remains in place.

We believe our cash and cash equivalents as of March 31, 2017 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months beyond the issuance date. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period change in our product sales and promotion services (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Product sales, net	$41,637	$35,320	18%
Promotion services	1,255	1,179	6%
Total net revenues	$42,892	$36,499	18%

Product sales were $41.6 million for the three month period ended March 31, 2017 compared to $35.3 million for the corresponding period in 2016, an increase of $6.3 million, or 18%. ZADAXIN sales were $39.5 million for the three month period ended March 31, 2017, compared to $33.6 million for the corresponding period of 2016, an increase of $5.9 million or 17%, which mainly related to a 23% increase in volume sold, offset partially by a 16% decrease in selling price related to a decrease in the list price of ZADAXIN in Zhejiang province since May 2015 and related to a lower base invoice price in our new arrangement with Sinopharm that became effective January 1, 2016 discussed below. Of the $39.5 million in ZADAXIN revenues, $4.2 million was attributed to revenues from sales generated in the fourth quarter of 2016 but recognized in the first quarter of 2017. This $4.2 million of revenue is a result of fourth quarter sales that were above the reference tender price under a provision in the agreement with our China distributor to share, in part, in the burden of price reductions. Because of anticipated impact in 2017 of announced decreases in price under provincial tenders, we expect that any benefit to our revenue from sales in prior quarters above the reference price, will decline quarter over quarter during 2017, and that there might be no such benefit in the third and fourth quarters.

Our contractual arrangement with Sinopharm which commenced January 1, 2016 is resulting in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby Sinopharm is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (reduced by estimated price compensation payable to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed the goods arrive at destination. Sinopharm is invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and that portion will be recognized as revenue after the amount has been agreed upon with them. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing. For example, the price compensation receivable due to us from Sinopharm for above-reference tender price provinces for products originally sold in the first quarter of 2016 was recognized in the third quarter of 2016, and the amount of price compensation receivable for products originally sold in the second and third quarters of 2016 was recognized in the fourth quarter of 2016. We expect that the price compensation receivable due to us from Sinopharm for above-reference tender price provinces for a quarter will be recognized on a one-to-two quarter delayed basis relative to the originating sales quarter going forward. We expect (pending further evaluation) that such price compensation receivable, on an estimated basis, may be recognized in the originating sales quarter rather than a later quarter when it is agreed with the distributor under the provisions of ASU 2014-09 (the new revenue recognition guidance which takes effect from January 1, 2018 for us).

Per our previous contractual arrangement with Sinopharm through December 31, 2015, and the aforementioned renewed contractual arrangement with Sinopharm (our sole importer and distributor for ZADAXIN in China) which took effect January 1, 2016, our sales of ZADAXIN to Sinopharm were denominated in U.S. dollars through June 30, 2016. However, the established importer price was adjusted quarterly based upon exchange rate fluctuations between the U.S. dollar and RMB. Effective July 1, 2016, our sales of ZADAXIN to Sinopharm are and will be denominated in RMB going forward. Our China ZADAXIN sales revenues have been (under the prior adjustment mechanism which operated on a lag basis), currently are, and will be in the future (as invoiced directly in RMB) subject to exchange rate risk.

We anticipate that ZADAXIN revenues in 2017 will be higher than 2016, although our revenues are subject to exchange rate fluctuations and provincial adjustments to tender (retail level, government approved) prices which we cannot predict.

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs effective as of June 1, 2015. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. Changes in provincial drug prices for ZADAXIN in the provinces could impact our future sales revenues. Recently, Guangdong and Fujian provinces have each announced maximum prices for ZADAXIN that are approximately six and four percent lower, respectively, than the reference (baseline) tender price. We expect these provincial decisions to affect the pricing of ZADAXIN in these provinces with respect to sales made pursuant to contracts dated on and after March 2017 for Guangdong and Fujian, and to affect pricing in other provinces, but the exact timing and consequences to our pricing, especially in other provinces, is uncertain.

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

Promotion services revenues were $1.3 million and $1.2 million for the quarters ended March 31, 2017 and 2016, respectively, and related to products promoted under agreements with Baxter. Promotion services revenue increased $0.1 million or 6% for the quarter ended March 31, 2017, compared to 2016, related to an increase in EndoxanTM and HoloxanTM product sales.

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

All of our promotion services revenue and a majority of our product revenues related to our China segment. Total China revenues were $39.9 million and $34.9 million, or 93% and 96% of sales for the three months ended March 31, 2017 and 2016, respectively. Rest of the World segment revenues were $3.0 million and $1.6 million, or 7% and 4% for the three months ended March 31, 2017 and 2016, respectively, and related to sales of ZADAXIN product.

For the three months ended March 31, 2017 and 2016, sales to Sinopharm in China accounted for approximately 90% and 92% of our revenues, respectively. Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the period over period change in our cost of product sales (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Cost of product sales	$6,165	$5,813	6%

Cost of product sales was $6.2 million for the three month period ended March 31, 2017, compared to $5.8 million for the corresponding period in 2016, an increase of $0.4 million, or 6%. ZADAXIN cost of sales increased $0.7 million for the three month period ended March 31, 2017, compared to the same period of last year due to increased volume sold. Cost of product sales related to oncology products increased $0.3 million for the three month period ended March 31, 2017, compared to the same period of last year, primarily due to overall demand increases of our oncology products.

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

Sales and Marketing:

The following table summarizes the period over period change in our sales and marketing expenses (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Sales and marketing	$12,765	$12,352	3%

Sales and marketing expenses for the three months ended March 31, 2017 increased by $0.4 million, or 3%, compared to the corresponding period in 2016, related to increases in salaries and benefits, mainly from annual increases, and to increased sales commissions based on increased ZADAXIN sales.

We anticipate total S&M expenses for the year ending December 31, 2017 to be higher than those incurred for the year ended December 31, 2016 related to growth in our S&M efforts for ZADAXIN and other products including higher post-marketing clinical trial expenses and expenses related to our e-commerce strategies to widen our market.

Research and Development (“R&D”):

The following table summarizes the period over period change in our R&D expenses (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Research and development	$2,495	$1,467	70%

R&D expenses for the three months ended March 31, 2017 increased $1.0 million, or 70%, compared to the corresponding period in 2016, related to R&D activities in China that relate to development expenses of product candidates in-licensed from certain business partners.

The major components of R&D expenses include salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, license-related fees, services performed by clinical research organizations and research institutions and other outside service providers.

We anticipate our R&D expenses to increase in 2017 compared to 2016 related to potential license fee payments, milestone payments expected to occur under current license arrangements, and related to research and development activities in China.

General and Administrative (G&A):

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
General and administrative	$7,230	$7,443	-3%

For the quarter ended March 31, 2017, compared to the corresponding quarter of the prior year, general and administrative expenses were lower due to a foreign currency gain of $615 thousand on re-measuring operational monetary assets partially offset by an increase in salaries and benefits mainly from annual increases.

We expect our G&A expenses in 2017 to increase compared to 2016 related to growth in our business.

Other Income, net:

The following table summarizes the period over period changes in our other income, net (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Other income, net	$1,075	$128	740%

For the quarter ended March 31, 2017, compared to the corresponding quarter of the prior year, other income, net was higher principally as a result of the receipt of a $1.0 million government subsidy related to our China operations which had no future performance obligations and was recognized upon receipt as other income.

Provision for Income Tax:

The provision for income taxes for the three months ended March 31, 2017, was approximately $1.0 million compared with $1.9 million for the three months ended March 31, 2016. The Company’s income tax provision for the three months ended March 31, 2017, compared with the same period of 2016, was lower primarily due to $1.2 million of additional tax expense representing the correction of an error related to a previously unrecognized liability for an uncertain tax position in China (refer also to Note 1, “Error Corrections”), partially offset by a $0.3 million increase in the provision for income tax related to forecasted growth in our China business for 2017. The Company’s statutory tax rate in China was 25% in 2017 and 2016. We expect the provision for income tax to increase for the year ended December 31, 2017, compared to the year ended December 31, 2016, due to growth in our China operations and related to continued accrual of interest in uncertain tax positions related to China.

While we have concluded that our offshore undistributed accumulated earnings as of December 31, 2016 were indefinitely reinvested, and have therefore provided no taxes thereon, we concluded that a portion of our earnings expected to be generated by foreign subsidiaries in 2017 will be repatriated to the parent company in order to address the parent company’s liquidity needs. This anticipated repatriation, however, is not expected to result in any additional US federal or state tax liability for 2017 as ongoing tax-deductible corporate expenses expected to be incurred by the parent company more than offset the amount of the expected dividend distribution for the repatriation of a portion of projected earnings for the year. These expectations and related amounts have been reflected in our estimated annual effective tax rate for 2017.

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

The following tables summarize our cash and cash equivalents and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	March 31, 2017	December 31, 2016
Cash and cash equivalents	$141,346	$134,395

As of March 31, 2017, we had $141.3 million in cash and cash equivalents, of which $132.2 million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the U.S. are held primarily in U.S. dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions.

We have determined that as of December 31, 2016, $211 million of accumulated undistributed earnings of foreign subsidiaries, after the payment of a 2016 dividend in the amount of $10 million and a 2015 dividend in the amount of $12.8 million, which were satisfied entirely out of the respective year’s current earnings and profits, were indefinitely reinvested outside of the US.  In making this determination, the following attributes were considered: (i) the expected future needs of the foreign subsidiaries, including working capital, capital expenditures, as well as additional investments to support the infrastructure in our China subsidiaries and (ii) additional investments to support our expansion in the China market as well as planned product licensing transactions. Upon distribution of our foreign undistributed earnings, we may be subject to U.S. federal and state income taxes.

Our current expectation is that any amounts repatriated to supplement our parent company’s liquidity will be offset by tax-deductible expenses or available tax benefits such as accumulated net operating losses. We will accrue for U.S. income taxes on future foreign earnings that we anticipate repatriating from our foreign subsidiaries.

	Three Months Ended
	March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$5,635	$12,958
Investing activities	$(65)	$(20)
Financing activities	$1,343	$386

Net cash provided by operating activities was $5.6  million for the three months ended March 31, 2017 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Accounts receivable levels increased during the three months ended March 31, 2017 principally as a result of additional revenue earned but not yet collected for amounts due from Sinopharm for price compensation receivable. Accounts payable and accrued liabilities decreased $6.4 million mainly related to compensation and benefits payables,  and professional fees and R&D accruals during the three months ended March 31, 2017.

Net cash provided by operating activities was $13.0 million for the three months ended March 31, 2016 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Accounts receivable decreased $6.9 million related to payments received from customers during the three months ended March 31, 2016.  Accounts payable and accrued liabilities decreased $5.0 million mainly related to a decrease in compensation and benefits and sales and marketing accruals for payments made during the three months ended March 31, 2016.

Net cash used in investing activities was approximately $65,000 and $20,000, respectively, for the three months ended March 31, 2017 and 2016, and related to purchases of property and equipment.

Net cash provided by financing activities was $1.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, and related to net proceeds from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans.

The following summarizes our future obligations including uncertain tax positions as of March 31, 2017 (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$3,047	$2,239	$808	$—	$—
Purchase obligations (2)	18,331	18,331	—	—	—
Uncertain tax positions (3)	3,900	—	—	—	—
Total	$25,278	$20,570	$808	$—	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the reporting of our unaudited condensed consolidated financial statements and accompanying notes. There can be no assurance that actual results will not differ from those estimates.

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

Effective January 1, 2016, our contractual arrangement with our China importer and distributor for ZADAXIN, Sinopharm, is resulting in the later recognition (relative to practices prevailing under the old contractual arrangement through December 31, 2015) of a portion of our revenue due from Sinopharm related to situations where the provincial tender price is greater relative to a reference (baseline) tender price. The tender price is the ultimate retail end price approved by provincial authorities. There is a price mechanism in the new contractual arrangement whereby Sinopharm is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (reduced by estimated price compensation payable to Sinopharm for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed upon arrival at destination. Sinopharm is invoiced for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and such amount is recognized as revenue after the amount has been agreed with them. It is expected that the price compensation due to us related to sales in a quarter under the price adjustment mechanism for provinces with tender prices above the reference (baseline) tender price will be recognized on a rolling one-to-two quarter delayed basis relative to the originating sales quarter.

Promotion Services Revenue. We recognize promotion services revenue after designated medical products are delivered to the distributors as specified in the promotion services contracts, which marks the period when marketing and promotion services have been rendered, and the revenue recognition criteria are met.

Revenue Reserve. We maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of March 31, 2017 and December 31, 2016, our revenue reserves were approximately $0 and $0.3 million, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk for the three months ended March 31, 2017 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Consider these risks and uncertainties before investing in our common stock. We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 9, 2017.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.*

Although we reported net income of $14.7 million and $7.9 million for the three months ended March 31, 2017 and 2016, respectively, and have reported full year annual net income since fiscal 2009, we have experienced occasional quarterly losses and as a result of accumulated annual operating losses prior to fiscal 2009, we have an accumulated deficit of approximately $73 million as of March 31, 2017. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	our substantial dependence on our sales of ZADAXIN in China;
•

our revenues are dependent on our obtaining or maintaining regulatory licenses and compliance with other country-specific regulations, including renewing our China Import Drug License for ZADAXIN, which must be renewed every 5 years (and is presently under renewal as the current license expires December 2017);

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

•	economic and political conditions in the U.S. or abroad, particularly in China;
•	currency fluctuations between the RMB and U.S. dollar (“USD”);
•	broad financial market fluctuations in the U.S., Europe or Asia;
•	more aggressive action by the government in the U.S., China or other foreign jurisdictions in changing taxation policy; and
•	unanticipated changes in key personnel.

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

Our revenue is substantially dependent on our sales of ZADAXIN in China and competition or other factors could adversely affect our sales.*

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the three months ended March 31, 2017 and 2016, approximately 92% and 95% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of provincial agencies’ pricing reform. Any decrease in the sales of ZADAXIN in China may have a material adverse effect on our revenue and results of operations.

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

Our ability to obtain a renewal of our Import Drug License from the CFDA could be adversely affected due to changes in policies and practices at CFDA in the review process, including with respect to potential requirements for additional technical information and product specification changes regarding ZADAXIN.

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

Chinese provincial government regulations mandating price controls have been imposed on ZADAXIN and several of our other products. If we experience difficulties in our sales efforts as a result of price restrictions or other policies intended to reduce health care costs, our operating results and financial condition will be harmed.*

Our products are subject to increasing pricing pressures, particularly in China. Government regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations or policies.

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

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective June 1, 2015. Decisions by provincial authorities are emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015.  However, we were able to mitigate, in part, the impact of this price limitation by sharing the burden of the price reduction with our distributor. Recently, Guangdong and Fujian provinces have each announced maximum prices for ZADAXIN that are approximately six and four percent lower, respectively, than the reference (baseline) tender price. We expect these provincial decisions to affect the pricing of ZADAXIN in these provinces with respect to sales made pursuant to contracts dated on and after March 2017 for Guangdong and Fujian, and to affect pricing in other provinces, but the exact timing and consequences to our pricing, especially in other provinces, is uncertain.

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

There can be no assurance that our strategic development activities will result in pursuing or completing a particular transaction.

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

We expended substantial resources on the investigations and our internal remediation and compliance efforts, and continue to expend substantial resources on compliance. However, given the high level of complexity of the anti-bribery laws, there is a risk that we may inadvertently breach these regulations, for example through fraudulent or negligent behavior of individual employees, our failure to comply with record keeping requirements, or otherwise. Our success depends, in part, on our ability to anticipate risks and manage compliance through policies, procedures and internal controls. We have a large, dispersed sales force and we use third-party agents as well as distributors in various aspects of our business, including reliance on exclusive distributors for ZADAXIN in South Korea and Vietnam, all of which present risks to our effort to ensure that our practices comply with anti-bribery and similar regulations.

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

The PRC State Council has promulgated rules, officially effective in April 2016, applicable to the distribution of drugs, and started with certain pilot provinces.  The rules are known as the “two-invoice- system”, which embodies a key principle that there should be no more than two invoices issued between the manufacturer and the hospital or pharmacy (starting with the first manufacturer or distributor in the PRC). The “two-invoice-system” addresses the government’s objectives to reduce the high prices of pharmaceutical products and to eliminate potential corruption.  The “two-invoice-system” may affect the way in which future sales of ZADAXIN are distributed.  The Company is monitoring the launch and development of the “two-invoice-system” in different provinces, including the pilots, as to any potential future impact to the Company’s business.

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

Certain medicine products distributed or sold in China’s pharmaceutical retail market, including those appearing to be ZADAXIN, may be counterfeit. Counterfeit products are products sold under the same or very similar brand names and/or have a similar appearance to genuine products. Counterfeit products, including counterfeit pharmaceutical products, are a significant problem in China and we have experienced counterfeiting of ZADAXIN. Such counterfeit products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. The counterfeit pharmaceutical product regulation control and enforcement system in China is not able to completely eliminate production and sale of counterfeit pharmaceutical products. To increase our ability to prevent counterfeiting, we have taken several actions, including enhancements of our ZADAXIN product labeling to implement industry-leading labeling technology and implementation of product tracking applications. However we cannot eliminate counterfeiting. Any sale of counterfeit products resulting in adverse side effects to consumers may subject us to negative publicity and expenses. It could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to currency exchange rate fluctuations, which could adversely affect our financial performance.*

Although our financial statements are reported in U.S. dollars, a significant portion of our revenues and costs are realized in other currencies. Our profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of our assets and liabilities, as well as our cash flows. Some foreign currencies are subject to government exchange controls.

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

If third-party reimbursement is not available or patients cannot otherwise pay for ZADAXIN or other drugs we may develop, we may not be able to successfully market them.*

Significant uncertainty exists as to the reimbursement status of therapeutic products, such as ZADAXIN or other drugs we may develop. We cannot assure you that third-party insurance coverage and reimbursement will be available for therapeutic products we might develop. Although ZADAXIN receives some limited reimbursement in China, we cannot assure you that we will be able to maintain existing reimbursements or increase third-party payments for ZADAXIN or obtain third-party payments for other products that we sell or develop in China. In February 2017, a new National Reimbursement Drug List (“NRDL”) was issued by Chinese government authorities, included thymalfasins as “Type B” drugs which are partially reimbursed; however, Hepatitis B was not listed as an indication for thymalfasins in the new NRDL. Partial reimbursement for Hepatatis B could also be obtained by provinces determining to list thymalfasins on Provincial Reimbursement Drug Lists (“PRDLs”), which we expect to be released in the second half of 2017. The Company will be seeking to have thymalfasins listed in PRDLs, including for the Hepatitis B and cancer indication. Although Thymalfasin is no longer covered under the BMI reimbursement its coverage under worker’s compensation insurance remains in place. The failure to maintain third-party reimbursement for our products would harm our business. In many emerging markets where we have marketing rights to ZADAXIN, but where government resources and per capita income may be so low that our products will be prohibitively expensive, we may not be able to market our products on economically favorable terms, if at all.

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

We rely on third parties, who are subject to regulatory oversight, to supply our commercial products. Any deficiencies or shortages in supply of our commercial products would adversely affect our ability to realize our sales plans. For example, the manufacturing of the raw material and the processing to finished product of ZADAXIN is done in few batches in any given three month period and any manufacturing errors have the potential to require a product recall. We currently have only one approved finished vial manufacturer and two approved active pharmaceutical ingredient (“API”) suppliers. Similarly, ONXEO (formerly BioAlliance) is the sole supplier of Loramyc and each of the products that are marketed through our NovaMed Shanghai and our SciClone Pharmaceuticals (Jiangsu) Co. Ltd. subsidiaries are manufactured by, or obtained from, a single source.

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

Thymalfasin API and ZADAXIN are temperature sensitive products. SciClone relies on third-party organizations to provide controlled temperature shipping logistics services from the point of ownership transfer from the API contract manufacturer to the point where thymalfasin API is converted to ZADAXIN drug product, and from the ZADAXIN drug product manufacturing site to our storage locations in Hong Kong and then to China. Although some temperature excursions are allowable and thymalfasin and ZADAXIN are relatively stable when exposed to temperatures higher than recommended, if any third-party logistics or equipment provider fails to perform their required oversight duties with respect to temperature control or a shipment is delayed in transit for a prolonged period of time, the thymalfasin API or ZADAXIN drug product could become unsuitable for subsequent processing or commercial use. Although we have not experienced cold chain interruptions in the past and our distributor in China may maintain several months’ supply of our product, were our cold chain distribution or warehouse capability to be interrupted, our ability to timely deliver finished product to China could be adversely affected, which in turn could materially adversely affect our sales and operating results.

We rely on third parties for development, commercialization and other aspects of our business, and the inability of any of these parties to reliably, timely or cost-effectively provide us with their obligated services could materially harm the timing of bringing our products to market and accordingly adversely affect our business.

We rely on third parties, such as collaboration partners, contract research organizations, medical institutions, clinical investigators, and contract laboratories, in the research and development of our product candidates and in the conduct of clinical trials for our product candidates. We are also dependent upon third parties for the commercialization or distribution of products or product candidates, including our exclusive distributors for ZADAXIN in South Korea and Vietnam. If these parties, whom we do not control, do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if our collaboration partners do not have the ability or the resources to successfully complete their objectives, or choose not to continue their relationship with us, our development efforts could be delayed, suspended or terminated, or our commercialization efforts may be delayed, impaired or terminated. If the quality or accuracy of the data they obtain by third parties is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical or clinical activities could be delayed and we may not be able to obtain regulatory approval for our product candidates.

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

We may need to obtain additional funding to support our long-term product development, including funding of in-licensed products, and commercialization programs. *

We believe our existing cash and cash equivalents and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months. We may use cash to acquire additional product rights or for future acquisitions, and we may seek additional funding through offering securities, including, without limitation, pursuant to our S-3 registration statement.  Our ability to achieve and sustain operating profitability is dependent on numerous factors including our ability to achieve increasing sales of ZADAXIN in China, and for our other products and the execution and successful completion of clinical trials in China. Further, we may use cash to fund products we in-license. We cannot assure you that such funds from operating activities will be sufficient, or that we will attain profitable operations in future periods. In addition, we intend to develop other products and we may need additional funds in the future to support such development and to support future growth and achieve profitability. If we need to raise additional funds in the future and such funds are not available on reasonable terms, if at all, our commercialization efforts may be impeded, our revenues may be limited and our operating results may suffer.

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

If our common stock investment in Soligenix were to permanently lose value on an other-than-temporary basis, our financial position could be negatively impacted with a charge to operations.

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

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of March 31, 2017. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If the real property which comprises the majority of the value of all of the assets pledged as security were to suffer a decrease in its value due to macroeconomic conditions or local market-specific factors impacting commercial real estate market values, such a fact may represent an indication of loan impairment. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

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
10.1(1) **

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance-Based Restricted Stock Units (For US Participant) and Performance-Based Restricted Stock Units Agreement (For US Participants) dated March 8, 2017 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.2(1) **

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance-Based Restricted Stock Units (For US Participant) and Performance-Based Restricted Stock Units Agreement (For US Participants) dated March 8, 2017 entered into between Wilson Cheung and SciClone Pharmaceuticals, Inc.

10.3(1) **

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance-Based Restricted Stock Units (For Residents of the People’s Republic of China) and Performance-Based Restricted Stock Units Agreement (For Residents of the People’s Republic of China) dated March 8, 2017 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

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
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: May 10, 2017	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1(1) **

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance-Based Restricted Stock Units (For US Participant) and Performance-Based Restricted Stock Units Agreement (For US Participants) dated March 8, 2017 entered into between Friedhelm Blobel and SciClone Pharmaceuticals, Inc.

10.2(1) **

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance-Based Restricted Stock Units (For US Participant) and Performance-Based Restricted Stock Units Agreement (For US Participants) dated March 8, 2017 entered into between Wilson Cheung and SciClone Pharmaceuticals, Inc.

10.3(1) **

Form of SciClone Pharmaceuticals, Inc. Notice of Grant of Performance-Based Restricted Stock Units (For Residents of the People’s Republic of China) and Performance-Based Restricted Stock Units Agreement (For Residents of the People’s Republic of China) dated March 8, 2017 entered into between Hong Zhao and SciClone Pharmaceuticals, Inc.

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
101(1)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement
(1)	Filed herewith.
(2)	Furnished herewith.