Form 10-Q
period 2017-06-30
SCICLONE PHARMACEUTICALS INC
filed 2017-08-09
CIK 880771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________

FORM 10-Q

_________________________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☐     No     ☒

As of August 3,  2017,  52,191,854 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

SCICLONE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$157,328	$134,395
Accounts receivable, net of allowances of $0 and $0 as of June 30, 2017 and December 31, 2016, respectively	48,002	41,510
Inventories	22,039	16,587
Prepaid expenses and other current assets	3,639	3,241
Total current assets	231,008	195,733
Property and equipment, net	2,002	2,002
Investment in third party (Note 4)	724	794
Goodwill	31,592	30,838
Other assets	12,285	12,531
Total assets	$277,611	$241,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,066	$3,645
Accrued and other current liabilities	20,561	22,796
Total current liabilities	27,627	26,441
Other long-term liabilities	117	92
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,191,854 and 51,236,952 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	52	51
Additional paid-in capital	311,837	304,599
Accumulated other comprehensive loss	(902)	(1,520)
Accumulated deficit	(61,120)	(87,765)
Total stockholders’ equity	249,867	215,365
Total liabilities and stockholders’ equity	$277,611	$241,898

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$43,369	$37,869	$85,006	$73,189
Promotion services	1,151	1,122	2,406	2,301
Total net revenues	44,520	38,991	87,412	75,490
Operating expenses:
Cost of product sales	5,654	5,712	11,819	11,525
Sales and marketing	15,435	14,432	28,200	26,784
Research and development	2,828	4,765	5,323	6,232
General and administrative	8,286	8,129	15,516	15,572
Total operating expenses	32,203	33,038	60,858	60,113
Income from operations	12,317	5,953	26,554	15,377
Non-operating income (expense):
Interest and investment income	297	263	593	522
Other income (expense), net	167	(249)	1,242	(121)
Income before provision (benefit) for income tax	12,781	5,967	28,389	15,778
Provision (benefit) for income tax	589	(371)	1,601	1,576
Net income	$12,192	$6,338	$26,788	$14,202

Basic net income per share	$0.24	$0.13	$0.52	$0.29
Diluted net income per share	$0.23	$0.12	$0.50	$0.27

Weighted average shares used in computing net income per share:
Basic shares outstanding	51,820	49,897	51,630	49,743
Diluted shares outstanding	53,252	52,819	53,155	52,405

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$12,192	$6,338	$26,788	$14,202
Other comprehensive income (loss), net of income tax:
Foreign currency translation	466	(787)	688	(590)
Unrealized loss on available-for-sale investment in common stock of third party	(229)	—	(70)	—
Total other comprehensive income	237	(787)	618	(590)
Total comprehensive income	$12,429	$5,551	$27,406	$13,612

See accompanying notes to unaudited condensed consolidated financial statements.

SCICLONE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net income	$26,788	$14,202
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense related to stock-based compensation	3,853	2,469
Provision for expiring inventory	—	34
Depreciation and amortization	514	493
Loss on disposal of fixed assets	7	1
Deferred income taxes	—	127
Unrealized foreign exchange gain	(289)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,170)	3,911
Inventories	(126)	527
Prepaid expenses and other assets	(809)	348
Accounts payable	(931)	(2,529)
Accrued and other current liabilities	(2,522)	(346)
Deferred revenue	—	(140)
Other long-term liabilities	24	28
Net cash provided by operating activities	20,339	19,125
Investing activities:
Purchases of property and equipment	(674)	(54)
Net cash used in investing activities	(674)	(54)
Financing activities:
(Payments of cost) proceeds from issuances of common stock, net	3,183	(2,888)
Net cash provided by (used in) financing activities	3,183	(2,888)
Effect of exchange rate changes on cash and cash equivalents	85	23
Net increase in cash and cash equivalents	22,933	16,206
Cash and cash equivalents, beginning of period	134,395	101,403
Cash and cash equivalents, end of period	$157,328	$117,609

Supplemental disclosure of non-cash operating activities:
Release of restricted cash in escrow for SEC settlement	$—	$12,826

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

Sinopharm contributed 93% of the Company’s total net revenue for both the three month periods ended June 30, 2017 and 2016, respectively, which revenues related to the Company’s China segment. Sinopharm contributed 92% of the Company’s total net revenue for both the six month periods ended June 30, 2017 and 2016, respectively, which revenues related to the Company’s China segment. There were no other customers that exceeded 10% of the Company’s total net revenue in the periods presented.

Product sales of  $41.6 million or 93% and $36.5 million or 94%, for the three months ended June 30, 2017 and 2016, respectively, related to consolidated sales of ZADAXIN. Of the $41.6 million in ZADAXIN revenues in the second quarter of 2017, $3.3 million was attributed to revenues from sales generated in the first quarter of 2017 but recognized in the second quarter of 2017 for first quarter sales that were above the reference (baseline) tender price under a provision in the agreement with the Company’s China distributor to share, in part, in the burden of price reductions and the benefit of higher pricing in provinces with higher tender prices. In the second quarter of 2017, revenue was reduced by $0.8 million for sales in the second quarter that we estimate will be sold at prices below the reference tender price under a provision in the agreement with the Company’s China distributor. Product sales of $81.1 million or 92% and $70.1 million or 93%, for the six months ended June 30, 2017 and 2016, respectively, related to consolidated sales of ZADAXIN. Of the $81.1  million in ZADAXIN revenues for the first half of 2017,  $4.2 million was attributed to revenues from sales generated in the fourth quarter of 2016 and $3.3 million was attributed to revenues from sales generated in the first quarter that were both above the reference (baseline) tender price under a provision in the agreement with the Company’s China distributor to share, in part, in the burden of price reductions and the benefit of higher pricing in provinces with higher tender prices and which had no corresponding revenues in the same 2016 period. In the six months ended June 30, 2017, revenue was also reduced by $0.8 million for sales in the second quarter that we estimate will be sold at prices below the reference tender price under a provision in the agreement with the Company’s China distributor. As of June 30, 2017, approximately $44.7 million, or 93%, of the Company's accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

Per the Company’s previous contractual arrangement with Sinopharm through December 31, 2015, and a renewed contractual arrangement with Sinopharm (the Company’s sole distributor for ZADAXIN in China) which took effect January 1, 2016, the Company’s sales of ZADAXIN to Sinopharm were denominated in U.S.  dollars through June 30, 2016. However, the established importer price was adjusted quarterly based upon exchange rate fluctuations between the U.S. dollar and Chinese Yuan Renminbi (“RMB”).  Effective July 1, 2016, the Company’s sales of ZADAXIN to Sinopharm were and have continued to be denominated in RMB. A significant portion of the Company’s other revenues and expenses are also denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB and all are exposed to foreign exchange risk. In the recent year, the RMB has experienced devaluation. Such devaluation negatively affects the U.S. dollar value of revenues while it positively affects the U.S. dollar value of China operating expenses.  RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at the exchange rates quoted by the People’s Bank of China. Remittances in currencies other than RMB by the Company in China require certain supporting documentation in order to process the remittance.

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

As of June 30, 2017 and December 31, 2016, the Company determined no bad debt reserve was necessary.

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

As of June 30, 2017 and December 31, 2016, the Company’s revenue reserves were $0.3 million and $0.3 million, respectively.

The Company evaluates the need for a returns reserve quarterly and adjusts it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect the Company’s results of operations or financial position. It is possible that the Company may need to adjust its estimates in future periods.

Inventories

Inventories consist of raw materials, work in progress and finished products. Inventories are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and include amounts related to materials, labor and overhead. The Company periodically reviews the inventory in order to identify excess and obsolete items. If obsolete or excess items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment was first indicated. For the three month periods ended June 30, 2017 and 2016, the Company did not record any write-downs related to inventory.

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

Management considers impairment to exist when, based on current information or factors (such as payment history, value of collateral, and assessment of the counterparty’s current creditworthiness), it is probable that principal and interest payments will not be collected according to the contractual agreements. Management considers a loan payment delinquent when not received by the due date. As of June 30, 2017 and December 31, 2016, management concluded the loans receivable were not impaired, and there was no allowance for loan losses.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$12,192	$6,338	$26,788	$14,202
Denominator:
Weighted-average shares outstanding used to compute basic net income per share	51,820	49,897	51,630	49,743
Effect of dilutive securities	1,432	2,922	1,525	2,662
Weighted-average shares outstanding used to compute diluted net income per share	53,252	52,819	53,155	52,405
Basic net income per share	$0.24	$0.13	$0.52	$0.29
Diluted net income per share	$0.23	$0.12	$0.50	$0.27

For the three months ended June 30, 2017 and 2016, outstanding stock options and awards for 3,411,268 and 120,270 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise or issuance of these options and awards calculated under the treasury stock method would have been anti-dilutive. In addition, for the three months ended June 30, 2017 and 2016, outstanding stock options and awards for 375,000 and 312,500 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met and were not considered probable of being met.

For the six months ended June 30, 2017 and 2016, outstanding stock options and awards for 3,023,879 and 1,974,551 shares, respectively, were excluded from the calculation of diluted net income per share because the effect from the assumed exercise or issuance of these options and awards calculated under the treasury stock method would have been anti-dilutive. In addition, for the six months ended June 30, 2017 and 2016, outstanding stock options and awards for 375,000 and 312,500 shares, respectively, subject to performance conditions were excluded from the calculation of diluted net income per share because the performance criteria had not been met and were not considered probable of being met.

Error Corrections

The Company provided $1.2 million of additional income tax expense, and recorded a corresponding accrual in accrued and other current liabilities, during the three months ended March 31, 2016 to correct an error. The error correction reflected the recognition of a previously unrecognized liability for an uncertain tax position related to the potential non-deductibility, under PRC tax regulations, of certain marketing costs related to the Company’s China operations. The adjustment related to tax years 2013 to 2015 and reflected the estimated tax exposure for each year as well as accrued interest thereon; such tax and interest amounts were $0.3 million, $0.5 million, and $0.4 million for the full years 2013, 2014, and 2015, respectively. The Company’s management evaluated the effects of the error on each prior annual and interim period, as well as the total error accumulated at the end of each respective prior period, and concluded under both approaches that the effects of the error were not material to previously issued annual or interim financial statements. The Company’s management also evaluated the total amount of the error correction in relation to actual results for full year 2016 and concluded the impact was not material to the 2016 financial statements. The total adjustment was recorded out-of-period in the first quarter of 2016.

New Accounting Standards Updates

Standards Recently Effective

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This ASU amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the new guidance with effect from January 1, 2017 and is applying the new guidance retrospectively. The impact of adopting this guidance is not material to the consolidated financial statements given the Company’s limited deferred tax amounts.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The Company adopted this ASU as stipulated with effect from January 1, 2017.  Of the various provisions included in the ASU, the only provision that at present is material to the Company’s financial statements is the provision providing alternatives to account for forfeitures of share-based awards using either estimated forfeitures (periodically adjusted for differences from actuals) or simply using actual forfeitures.  The Company has changed its accounting policy upon the adoption of this updated standard to account for forfeitures on an actual basis.  This change resulted in a cumulative-effect adjustment related to prior periods (Note 9) which was not material and is not expected to be material to the consolidated financial statements in future periods given the Company’s past and present experience with its grants of share-based awards and related pre-vesting forfeitures.

Standards Effective in Future Periods

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)", which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2018, which reflects a one year deferral approved by the FASB in July 2015, and will be adopted by the Company from January 1, 2018. The Company is currently undertaking an evaluation of its revenue contracts to determine what impact, if any, the adoption of ASU 2014-09 will have on its financial statements and related disclosures. The Company anticipates the impact of ASU 2014-09 will likely be limited to the timing of recognition of its variable consideration. This variable consideration arises from situations where the Company’s exclusive distributor in China is invoiced at a later time subsequent to the original sale for the portion of the price that results from situations where the provincial tender price is greater than the reference (baseline) tender price. Such amount is currently recognized as revenue after the amount has been agreed to with the distributor in a later quarter relative to the originating sales quarter. The timing of the recognition of such amounts is expected to be earlier (estimated at the time of the originating product sale) under the new guidance.  The Company plans to finalize its assessment in the third quarter of 2017. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company has determined it will employ the full retrospective transition method.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" (Topic 350), which removes the requirement to perform a “Step 2” hypothetical purchase price allocation to measure goodwill impairment if “Step 1” of the traditional two-step goodwill impairment model is failed. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value (the determination from “Step 1”), not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for the Company for annual and interim periods beginning January 1, 2020, with early adoption permitted, and is to be applied prospectively. ASU 2017-04 will impact the Company’s goodwill balance to the extent such goodwill balance exists at the adoption date and to the extent that the fair value of the Company’s China reporting unit is less than its carrying value.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and common stock investment) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2017 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2017
Money market funds	$19,739	$—	$—	$19,739
Common stock investment in third party (Note 4)	$—	$724	$—	$724
Total	$19,739	$724	$—	$20,463

	Fair Value Measurements as of December 31, 2016 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Money market funds	$19,701	$—	$—	$19,701
Common stock investment in third party (Note 4)	$—	$794	$—	$794
Total	$19,701	$794	$—	$20,495

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$7,116	$5,304
Work in progress	444	498
Finished goods	14,479	10,785
	$22,039	$16,587

As of June 30, 2017 and December 31, 2016, the Company had $4.0 million and  $3.3 million, respectively, in inventory held at distributors related to  non-ZADAXIN products. Raw materials increased $1.8 million from the purchase of an active pharmaceutical ingredient (API) for increased production of safety stocks in anticipation of the renewal of the Import Drug License (“IDL”) for ZADAXIN in the fourth quarter of 2017. Work in progress decreased by $53,000 due to timing of production. Finished goods increased by $3.7 million, primarily due to forecasted increases in ZADAXIN sales volumes for the third quarter as well as buildup of safety stock of finished ZADAXIN product in anticipation of the ZADAXIN IDL renewal.

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

In October 2016, in connection with an up-listing of its stock from the OTCQB market to the NASDAQ Common Market, Soligenix declared a 1 for 10 reverse stock split, converting the Company’s ownership in Soligenix from 3,529,412 shares to 352,942 shares. As of June 30, 2017, the fair value of the Soligenix common stock investment was $0.7 million and the unrealized holding loss on the investment was $2.0 million, which was recorded as a component of other comprehensive loss (net of tax, which is zero as the entity holding the security is in a zero-tax jurisdiction). The Company considered whether the decline in fair value was an other than temporary impairment (OTTI), and determined that the decline in fair value was temporary after considering the volatility of the common stock, external research reports and market expectations, and other investee-specific facts and circumstances. In particular, the investee’s share price increased in the first quarter of 2017 by $159,000, and decreased by $229,000 in the second quarter, with a cumulative net decrease of $70,000 in the first six months of 2017.

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

With respect to lender SciClone China, Zensun can make RMB-denominated borrowings for up to RMB 1,550,000 using an entrustment mechanism with a bank as an intermediary. In the third quarter of 2014, SciClone China entered into an entrusted loan agreement for RMB 1,550,000 (approximately US$229,000 as of June 30, 2017) with Zensun, using a major Chinese bank as the lending agent. SciClone China is the principal and ultimately bears the credit risk, not the bank. The loan bears interest at a fixed rate of 7.5% per annum and Zensun is subject to obligations of the borrower as specified in the loan agreements. The loan term is sixty-six months. All outstanding principal and interest balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

With respect to lender SPIL China, Zensun could request U.S. dollar denominated borrowings up to $11.75 million. As of June 30, 2017, borrowings totaling $11.75 million had been requested by Zensun and paid by SPIL China with $4.5 million lent in the second half of 2014 and $7.25 million lent in the second quarter of 2015. These borrowings bear interest at a fixed rate of 7.5% per annum payable annually in arrears at each interest payment date as defined in the overall loan agreement. These borrowings were originally scheduled to mature on September 26, 2017, with an option (granted at loan origination) electable by Zensun to extend for two additional years provided certain conditions are met. As of June 30, 2017, the borrower had notified the Company of its intent to exercise its option to extend the borrowings for two additional years, or to September 26, 2019. All outstanding balances must be repaid by the maturity date, with prepayments permitted without penalty upon prior notice.

The proceeds of the two separate but related loans are to be used for working capital and general corporate purposes by Zensun. To secure the loans, Zensun pledged its entire equity interest in its subsidiary, Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to SPIL China.

Management, on the basis of (i) a creditworthiness evaluation using recent Zensun financial information, (ii) consideration of evidence of the market value of the pledged security indicating such market value exceeded the outstanding loan principal, and (iii) consideration of Zensun’s compliance with the terms of the loans and timely payments of interest, concluded that there were no indications of loan impairment as of June 30, 2017 or December 31, 2016.  Accordingly, no allowance for losses was recorded.

The two loans are included in “other assets” on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. Interest income on the loans amounted to $0.2 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and is included in interest and investment income in the unaudited condensed consolidated statements of income.  Interest income on the loans amounted to $0.5 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively, and is included in interest and investment income in the unaudited condensed consolidated statements of income.

Note 6  — Goodwill

The following table represents the changes in goodwill for the six months ended June 30, 2017  (in thousands):

Balance as of December 31, 2016	$30,838
Translation adjustments	754
Balance as of June 30, 2017	$31,592

Note 7 — Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued sales and marketing expenses	$6,932	$8,623
Accrued taxes, tax reserves and interest	6,157	5,335
Accrued compensation and benefits	3,044	5,140
Accrued professional fees	1,442	1,298
Accrued manufacturing costs	1,712	715
Other	1,275	1,685
	$20,561	$22,796

Note 8 — Accumulated Other Comprehensive Income (Loss)

Changes in the composition of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

Balances as of April 1, 2017	$(1,139)
Other comprehensive loss — unrealized loss on available-for-sale investment in common stock of third party	(229)
Other comprehensive income — foreign currency translation	466
Balances as of June 30, 2017	$(902)

Balances as of April 1, 2016	$2,267
Other comprehensive loss — foreign currency translation	(787)
Balances as of June 30, 2016	$1,480

Balances as of January 1, 2017	$(1,520)
Other comprehensive loss — unrealized loss on available-for-sale investment in common stock of third party	(70)
Other comprehensive income — foreign currency translation	688
Balances as of June 30, 2017	$(902)

Balances as of January 1, 2016	$2,070
Other comprehensive loss — foreign currency translation	(590)
Balances as of June 30, 2016	$1,480

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

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales and marketing	$326	$233	$602	$442
Research and development	149	56	249	108
General and administrative	1,707	887	3,002	1,919
	$2,182	$1,176	$3,853	$2,469

Stock Options

During the six months ended June 30, 2017, the Company granted options to purchase a total of 1,365,500 shares of common stock with a weighted-average grant-date fair value of $4.27 per share option granted, and options to purchase 809,341 shares of common stock were exercised;  resulting in total cash proceeds of $3.4 million. As of June 30, 2017, there was approximately $10.7 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average remaining period of approximately 2.7 years.

Restricted Stock Units (RSUs) and Restricted Performance Stock Units (PSUs)

During the six months ended June 30, 2017,  77,000 RSUs and 150,000 PSUs were granted at a grant date fair value per share of $9.65, and 165,000 RSUs vested. The PSUs will vest and be released on meeting performance goals within an established time frame. If the performance goals are not met within the established time frame, the PSUs will expire. The Company recognizes expense related to the PSUs over the period of time the Company determines that it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the PSUs is reversed. As of June 30, 2017, there was approximately $2.9 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average remaining period of approximately 1.4 years.

Note 10  — Commitments and Contingencies

Under agreements with certain of the Company’s pharmaceutical partners, the Company is committed to certain annual minimum product purchases where the contract is subject to termination if the annual minimum order is not met. As of June 30, 2017, the Company did not have any material unmet purchase obligations.

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

Note 11 — Income Taxes

The provision for income taxes for the three months ended June 30, 2017, was approximately $0.6 million compared with $0.4 million of income tax benefits for the three months ended June 30, 2016. In the three months ended June 30, 2017, we booked $1.1 million of additional tax expense representing expected deferred tax liabilities which arose as a consequence of a change in our position regarding reinvestment of certain offshore undistributed earnings of our foreign subsidiaries, which is further described in Note 11 – Income Taxes. Without this $1.1 million of additional tax expense, we would have approximately $0.5 million income tax benefit for the three months ended June 30, 2017 compared to $0.4 million income tax benefit for the three months ended June 30, 2016. The benefit for income taxes relate to a reduction in the Company’s liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations.

The provision for income taxes for the six months ended June 30, 2017, was approximately $1.6 million compared with $1.6 million for the six months ended June 30, 2016. In the six months ended June 30, 2017 we booked $1.1 million of additional tax expense representing expected deferred tax liabilities which arose as a consequence of a change in our position regarding reinvestment of certain offshore undistributed earnings of our foreign subsidiaries, which is further described in Note 11 – Income Taxes. In the six months ended June 30, 2016 we booked $1.2 million of additional income tax expense, and recorded a corresponding accrual in accrued and other current liabilities, to correct an error. The error correction reflected the recognition of a previously unrecognized liability for an uncertain tax position related to the potential non-deductibility, under PRC tax regulations, of certain marketing costs related to the Company’s China operations, which is described in further detail in Note 1, “Error Corrections.” The Company’s tax statutory tax rate in China was 25% in 2017 and 2016.

The Company had previously concluded, up to the second quarter of 2017, that its offshore undistributed accumulated earnings as of December 31, 2016 of $249 million were indefinitely reinvested and had therefore provided no taxes thereon. The Company had also previously concluded, in conjunction with this assertion, that a portion of its earnings expected to be generated by foreign subsidiaries in 2017 would be repatriated to the parent company in order to address the parent company’s liquidity needs.

The Company entered into a definitive merger agreement (subject to stockholder approval and other customary closing conditions) in the second quarter of 2017 with a consortium of buyers intending to acquire the Company in a “going-private” transaction (announced via a Form 8-K filed with the SEC on June 8, 2017). The terms of the definitive merger agreement, among other provisions regarding the funding of the acquisition, provide that the Company may distribute funds from its foreign subsidiaries (Cayman Islands entities) to the United States parent company in order to commit a portion of the merger funds necessary to effect the “going private” transaction and repurchase common shares. As a result of this contractual provision, the Company concluded in Q2 that the likelihood of distribution of offshore undistributed earnings cast doubt upon the ability to indefinitely reinvest offshore undistributed earnings. Accordingly, following consideration of amounts specified in the merger agreement and related agreements, it was concluded that $123 million of the unremitted earnings are no longer indefinitely reinvested as a result of expected distribution before the close of the announced merger in late 2017. The Company determined, after further analysis, that its parent company’s available tax net operating loss carryforwards, which had been fully reserved via valuation allowances, are available to eliminate tax liability associated with substantially all of the Federal taxable dividend income of $123 million that would arise from a planned remittance. After determination of the amount, the Company recorded additional net tax expense of approximately $1.1 million as a discrete tax charge in the second quarter of 2017 for the full estimated US tax cost associated with the expected remittance of such earnings.  The net expense represents the Federal deferred tax liability associated with the planned remittance, substantially offset by the reversal of the associated valuation allowance on the tax net operating loss carryforwards expected to be utilized. No withholding taxes are anticipated for the planned remittance due to the jurisdictions in which the cash expected to be remitted is held.

The Company evaluated its remaining offshore undistributed earnings of $126 million (after excluding the anticipated $123 million dividend distribution) and after further consideration of business needs in its foreign subsidiaries and the lack of further needs by its parent company concluded it has the intent and ability to indefinitely reinvest the remainder. Accordingly, no deferred taxes have been provided for the remaining unremitted earnings; determination of the amount of such taxes on the remainder is not practicable given substantial complexity stemming from the various jurisdictions involved, tax attributes to be considered, time periods involved, and withholding taxes that may need to be considered.

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

Summary information by operating segment for the three and six month periods ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
China	$42,561	$37,257	$82,489	$72,127
Rest of the World (including the US and Hong Kong)	1,959	1,734	4,923	3,363
Total net revenues	$44,520	$38,991	$87,412	$75,490
Income (loss) from operations:
China	$17,581	$13,314	$35,083	$26,654
Rest of the World (including the US and Hong Kong)	(5,264)	(7,361)	(8,529)	(11,277)
Total income from operations	$12,317	$5,953	$26,554	$15,377
Non-operating income (loss), net:
China	$446	$18	$1,799	$394
Rest of the World (including the US and Hong Kong)	18	(4)	36	7
Total non-operating income, net	$464	$14	$1,835	$401
Income (loss) before provision for income tax:
China	$18,027	$13,332	$36,882	$27,048
Rest of the World (including the US and Hong Kong)	(5,246)	(7,365)	(8,493)	(11,270)
Total income before provision for income tax	$12,781	$5,967	$28,389	$15,778

Long-lived assets by operating segment as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30,	December 31,
	2017	2016

China	$45,096	$44,603
Rest of the World (including the US and Hong Kong)	1,507	1,562
	$46,603	$46,165

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

On June 7, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Silver Biotech Investment Limited, a company organized under the laws of the Cayman Islands (“Holdco”), and Silver Delaware Investment Limited, a Delaware corporation and a wholly-owned subsidiary of Holdco (“Merger Sub”), under which Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving corporation and subsidiary of Holdco.  Holdco and Merger Sub were formed by a consortium affiliated with GL Capital Management GP Limited, Bank of China Group Investment Limited, CDH Investments, Ascendent Capital Partners and Boying.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) shares of the Common Stock that are held by the Company, Holdco or Merger Sub or any direct or indirect wholly-owned subsidiary of either the Company or Holdco, including the shares held by GL Capital, and (ii) certain shares of the Common Stock with respect to which the holder thereof shall have properly complied with the provisions of Section 262 of the General Corporation Law of the State of Delaware as to appraisal rights) shall be converted into the right to receive $11.18 in cash, without interest.

The transaction, which was unanimously approved by SciClone’s Board, is expected to close this calendar year, subject to approval by SciClone stockholders and other customary closing conditions.

Additional information about the Merger Agreement and the related transactions can be found in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2017.

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

Governmental Policy Changes in China

Governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs effective as of June 1, 2015. Decisions by provincial authorities appear to be emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015. We were able to mitigate the impact of this price limitation by shifting an equitable portion of the burden of the price reduction and the benefit of higher pricing in provinces with higher tender prices with our distributor in our sales channel. Under our new contractual arrangement with Sinopharm, effective January 1, 2016, the lower tender price is reflected in a lower base invoice price to Sinopharm, as further described in the following section under “Results of Operations, Revenues”. We anticipate that provincial pricing decisions will continue to be a significant factor in the China pharmaceutical market for the foreseeable future.

Recently, Guangdong and Fujian provinces have each announced maximum prices for ZADAXIN that are approximately six and four percent lower, respectively, than the reference (baseline) tender price. We expect these provincial decisions to affect the pricing of ZADAXIN in these provinces with respect to sales made pursuant to contracts dated on and after March 2017 for Guangdong and Fujian, and to affect pricing in other provinces, but the exact timing and consequences to our pricing, especially in other provinces, is uncertain. For the quarter ended June 30, 2017, Guangdong and Fujian represented approximately 13.4% and 3%, respectively, of our ZADAXIN volumes in China. We have estimated for the second quarter that $0.8 million of price compensation will be payable to distributors for ZADAXIN product to be sold at prices in these two provinces below the reference tender price under a provision in the agreement with the Company’s China distributor. This amount, therefore, was recorded as a reduction to revenue in our second quarter results of operations. The impact of such pricing decisions on our future results is unpredictable, but we expect that pricing pressures on revenue in 2017 will be offset through sharing of the burden with our China distributor and potentially through volume increases. However, in the future, prices could be reduced to levels significantly below those that would prevail in an unregulated market, which may limit the growth of our revenues or cause them to decline.

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

We believe our cash and cash equivalents as of June 30, 2017 and ongoing revenue generating business operations will be sufficient to support our current operating plan for at least the next 12 months beyond the issuance date. Our results may fluctuate from quarter to quarter and we may report losses in the future.

Results of Operations

Revenues:

The following table summarizes the period over period change in our product sales and promotion services (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Product sales, net	$43,369	$37,869	15%	$85,006	$73,189	16%
Promotion services	1,151	1,122	3%	2,406	2,301	5%
Total net revenues	$44,520	$38,991	14%	$87,412	$75,490	16%

Product sales were $43.4 million for the three month period ended June 30, 2017 compared to $37.9 million for the corresponding period in 2016, an increase of $5.5 million, or 15%. ZADAXIN sales were $41.6 million in the second quarter of 2017, compared to $36.5 million for the same period in 2016, a $5.1 million or 14% increase. An increase of $4.4 million was attributed to an increase in volumes of 12%,  an increase of $3.3 million was attributed to revenues from sales generated in the first quarter of 2017 but recognized only in the second quarter of 2017 that were above the reference tender price under a provision in the agreement with the Company’s China distributor, a revenue decrease of $0.8 million was attributed to ZADAXIN products sold in the second quarter that we estimate will be ultimately sold at prices below the reference tender price under a provision in the agreement with the Company’s China distributor, and a revenue decrease of $1.8 million was attributed to an unfavorable exchange rate since last year.

Product sales were $85.0 million for the six month period ended June 30, 2017 compared to $73.2 million for the corresponding period in 2016, an increase of $11.8 million, or 16%. ZADAXIN sales were $81.1 million for the six month period ended June 30, 2017, compared to $70.1 million for the corresponding period of 2016, an increase of $11.0 million or 16%, An increase of $10.2 million was attributed to an increase in volumes of 15%,  an increase of $7.5 million was attributed to revenues from sales generated in the fourth quarter of 2016 and in the first quarter of 2017 but recognized only in the first and second quarters of 2017 that were both above the reference tender price under a provision in the agreement with the Company’s China distributor, a revenue decrease of $0.8 million was attributed to ZADAXIN products sold in the second quarter that we estimate will be ultimately sold at prices below the reference tender price under a provision in the agreement with the Company’s China distributor, and a revenue decrease of $5.9 million was attributed to an unfavorable exchange rate since last year.

As of June 30, 2017, approximately $44.7 million, or 93%, of the Company's accounts receivable was attributable to one customer, Sinopharm, in China. The Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such actual losses may vary significantly from its estimates.

Our contractual arrangement with Sinopharm which commenced January 1, 2016 is resulting in the later recognition (relative to practices prevailing through December 31, 2015) of a portion of our revenue invoiced to Sinopharm in situations where the provincial tender price is greater relative to a reference (baseline) tender price. This is due to a price adjustment mechanism in the new contractual arrangement whereby Sinopharm is invoiced at a lower base price relative to that prevailing in the previous agreement. The lower base price (reduced by estimated price compensation payable to the distributor for situations where the provincial tender price is lower than the reference (baseline) tender price) is recorded as revenue at the time the sale is completed the goods arrive at destination. Sinopharm is invoiced for the portion of the price that may result from situations where the provincial tender price is greater than the reference (baseline) tender price at a later time, and that portion will be recognized as revenue after the amount has been agreed upon with them. Although we do not expect this new arrangement to have a significant impact on annual revenue or the amount recognized on an annual basis, it has and may continue to impact our current and future quarterly revenue amounts and timing. For example, the price compensation receivable due to us from Sinopharm for above-reference tender price provinces for products originally sold in the first quarter of 2016 was recognized in the third quarter of 2016, and the amount of price compensation receivable for products originally sold in the second and third quarters of 2016 was recognized in the fourth quarter of 2016. We expect that the price compensation receivable due to us from Sinopharm for above-reference tender price provinces for a quarter will be recognized on a one-to-two quarter delayed basis relative to the originating sales quarter going forward. We expect that such price compensation receivable, on an estimated basis, will be recognized in the originating sales quarter rather than a later quarter when it is agreed with the distributor under the provisions of ASU 2014-09 (the new revenue recognition guidance which takes effect from January 1, 2018 for us).

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

Promotion services revenues were $1.2 million and $1.1 million for the quarters ended June 30, 2017 and 2016, respectively, an increase of $0.1 million, or 3%.  Promotion services revenues were $2.4 million and $2.3 million for the six month periods ended June 30, 2017 and 2016, respectively, an increase of $0.1 million, or 5%. The increases are related mainly to an increase in EndoxanTM product sales.

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

All of our promotion services revenue and a majority of our product revenues are related to our China segment. Total China revenues were $42.6 million and $37.3 million, or 96% and 96% of sales for the three months ended June 30, 2017 and 2016, respectively. Rest of the World segment revenues were $2.0 million and $1.7 million, or 4% and 4% for the three months ended June 30, 2017 and 2016, respectively, and related to sales of ZADAXIN product.

Total China revenues were $82.5 million and $72.1 million, or 94% and 96% of sales for the six months ended June 30, 2017 and 2016, respectively. Rest of the World segment revenues were $4.9 million and $3.4 million, or 6% and 4% for the three months ended June 30, 2017 and 2016, respectively, and related to sales of ZADAXIN product.

For the three months ended June 30, 2017 and 2016, sales to Sinopharm in China accounted for approximately 93% and 93% of our revenues, respectively. For the six months ended June 30, 2017 and 2016, sales to Sinopharm in China accounted for approximately 92% and 92% of our revenues, respectively. Our experience with our largest customer has been good and we anticipate that we will continue to sell a majority of our product to them.

Cost of Product Sales:

The following table summarizes the period over period change in our cost of product sales (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Cost of product sales	$5,654	$5,712	-1%	$11,819	$11,525	3%

Cost of product sales was $5.7 million for the three month period ended June 30, 2017, compared to $5.7 million for the corresponding period in 2016, a decrease of $0.1 million, or 1%. ZADAXIN cost of sales decreased $0.2 million for the three month period ended June 30, 2017, compared to the same period of last year, benefiting from lower production costs from increased volumes and larger production lot sizes, partially offset by a $0.1 million increase in DC Bead cost of sales for the three month period ended June 30, 2017, compared to the same period of last year.

Cost of product sales was $11.8 million for the six month period ended June 30, 2017, compared to $11.5 million for the corresponding period in 2016, an increase of $0.3 million, or 3%. Cost of product sales for the six month period ended June 30, 2017, compared to the same period of last year related to oncology products increased by $0.4 million due to combination of a 13% volume increase and from product mix, and increased by $0.1 million related to DC Bead sales due to increased volumes, and partially offset by a $0.2 million decrease in ZADAXIN cost of sales benefiting from lower production costs from increased volumes and larger production lot sizes.

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

Sales and Marketing (“S&M”):

The following table summarizes the period over period change in our sales and marketing expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Sales and marketing	$15,509	$14,432	7%	$28,274	$26,784	6%

S&M expenses for the three months ended June 30, 2017 increased by $1.1 million, or 7%, compared to the corresponding period in 2016. S&M expenses for the six months ended June 30, 2017 increased by $1.5 million, or 6%, compared to the corresponding period in 2016. The increases for both periods in 2017 primarily related to increases in salaries and benefits, mainly from annual increases, and to increased sales commissions based on increased ZADAXIN sales.

We anticipate total S&M expenses for the year ending December 31, 2017 to be higher than those incurred for the year ended December 31, 2016 related to growth in our S&M efforts for ZADAXIN and other products including higher post-marketing clinical trial expenses and expenses related to our e-commerce strategies to widen our market.

Research and Development (“R&D”):

The following table summarizes the period over period change in our R&D expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Research and development	$2,828	$4,765	-41%	$5,323	$6,232	-15%

R&D expenses for the three months ended June 30, 2017 decreased $2.0 million, or 41%, compared to the corresponding period in 2016. For the three months ended June 30, 2016, we recorded $2.0 million related to in-license arrangements with certain licensees, but none in the three months ended June 30, 2017. For the three months ended June 30, 2017 and 2016, we spent $2.8 million and $2.8 million, respectively, related to R&D activities in China for development expenses of product candidates in-licensed from certain business partners.

R&D expenses for the six months ended June 30, 2017 decreased $1.0 million, or 15%, compared to the corresponding period in 2016. For the six months ended June 30, 2016, we recorded $2.0 million related to in-license arrangements with certain licensees, but none in the six months ended June 30, 2017. For the six months ended June 30, 2017 and 2016, we spent $5.3 million and $4.2 million, respectively, related to R&D activities in China for development expenses of product candidates in-licensed from certain business partners.

We anticipate our R&D expenses to increase in 2017 compared to 2016 related to potential license fee payments, milestone payments expected to occur under current license arrangements, and related to research and development activities in China.

General and Administrative (G&A):

The following table summarizes the period over period changes in our general and administrative expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
General and administrative	$8,286	$8,129	2%	$15,516	$15,572	0%

For the three months ended June 30, 2017, compared to the corresponding period of the prior year, general and administrative expenses were $0.9 million higher, predominantly as a result of annual increases in salaries and benefits and strategic review expenses, partially offset by a foreign currency gain of $0.7 million on re-measuring operational monetary assets.

For the six months ended June 30, 2017, compared to the corresponding period of the prior year, general and administrative expenses were $56 thousand higher, predominantly as a result of foreign currency gain of $1.5 million on re-measuring operational monetary assets, and lower legal fees, partially offset by higher  share-based compensation expenses, higher professional consulting fees, increases in salaries and benefits, and the nonrecurring effect of a reversal of bad debt provision in the prior year.

Other Income (Expense), Net:

The following table summarizes the period over period changes in our other income (expense), net (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Other income (expense), net	$167	$(249)	-167%	$1,242	$(121)	-1126%

Other income (expense), net for the three months ended June 30, 2017 increased by $0.4 million compared to the corresponding period in 2016 primarily as a result of foreign exchange re-measurement. Other income (expense), net for the six months ended June 30, 2017 increased by $1.3 million compared to the corresponding period last year was primarily driven by the receipt of a $1.0 million government subsidy related to our China operations which had no future performance obligations and was recognized upon receipt as other income.

Provision for Income Tax:

The following table summarizes the period over period changes in our provision for income tax (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Provision for income tax	$589	$(371)	-259%	$1,601	$1,576	2%

The provision for income taxes for the three months ended June 30, 2017, was approximately $0.6 million compared with $0.4 million of income tax benefits for the three months ended June 30, 2016. In the three months ended June 30, 2017, we booked $1.1 million of additional tax expense representing expected deferred tax liabilities which arose as a consequence of a change in the our position regarding reinvestment of certain offshore undistributed earnings of our foreign subsidiaries, which is further described in Note 11 – Income Taxes. Without this $1.1 million of additional tax expense, we would have approximately $0.5 million income tax benefit for the three months ended June 30, 2017 compared to $0.4 million income tax benefit for the three months ended June 30, 2016. The benefit for income taxes relate to a reduction in the Company’s liabilities for uncertain tax positions in China due to certain tax years becoming closed to assessment due to the statute of limitations.

The provision for income taxes for the six months ended June 30, 2017, was approximately $1.6 million compared with $1.6 million for the six months ended June 30, 2016. In the six months ended June 30, 2017 we booked $1.1 million of additional tax expense representing expected deferred tax liabilities which arose as a consequence of a change in the our position regarding reinvestment of certain offshore undistributed earnings of our foreign subsidiaries, which is further described in Note 11 – Income Taxes. In the six months ended June 30, 2016 we booked $1.2 million of additional income tax expense, and recorded a corresponding accrual in accrued and other current liabilities, to correct an error. The error correction reflected the recognition of a previously unrecognized liability for an uncertain tax position related to the potential non-deductibility, under PRC tax regulations, of certain marketing costs related to the Company’s China operations. which is described in further detail in Note 1, “Error Corrections.”

We had previously concluded, up to the second quarter of 2017, that our offshore undistributed accumulated earnings as of December 31, 2016 of $249 million were indefinitely reinvested and had therefore provided no taxes thereon. We had also previously concluded, in conjunction with this assertion, that a portion of its earnings expected to be generated by foreign subsidiaries in 2017 would be repatriated to the parent company in order to address the parent company’s liquidity needs.

We entered into a definitive merger agreement (subject to stockholder approval and other customary closing conditions) in the second quarter of 2017 with a consortium of buyers intending to acquire us in a “going-private” transaction (announced via a Form 8-K filed with the SEC on June 8, 2017). The terms of the definitive merger agreement, among other provisions regarding the funding of the acquisition, provide that we may distribute funds from our foreign subsidiaries (Cayman Islands entities) to our United States parent company in order to commit a portion of the merger funds necessary to effect the “going private” transaction and repurchase common shares. As a result of this contractual provision, we concluded in Q2 that the likelihood of distribution of offshore undistributed earnings cast doubt upon the ability to indefinitely reinvest offshore undistributed earnings. Accordingly, following consideration of amounts specified in the merger agreement and related agreements, it was concluded that $123 million of the unremitted earnings are no longer indefinitely reinvested as a result of expected distribution before the close of the announced merger in late 2017. We determined, after further analysis, that our parent company’s available tax net operating loss carryforwards, which had been fully reserved via valuation allowances, are available to eliminate tax liability associated with substantially all of the Federal taxable dividend income of $123 million that would arise from a planned remittance. After determination of the amount, we recorded additional net tax expense of approximately $1.1 million as a discrete tax charge in the second quarter of 2017 for the full estimated US tax cost associated with the expected remittance of such earnings.  The net expense represents the Federal deferred tax liability associated with the planned remittance, substantially offset by the reversal of the associated valuation allowance on the tax net operating loss carryforwards expected to be utilized. No withholding taxes are anticipated for the planned remittance due to the jurisdictions in which the cash expected to be remitted is held.

We evaluated its remaining offshore undistributed earnings of $126 million (after excluding the anticipated $123 million dividend distribution) and after further consideration of business needs in our foreign subsidiaries and the lack of further needs by our parent company concluded it has the intent and ability to indefinitely reinvest the remainder. Accordingly, no deferred taxes have been provided for the remaining unremitted earnings; determination of the amount of such taxes on the remainder is not practicable given substantial complexity stemming from the various jurisdictions involved, tax attributes to be considered, time periods involved, and withholding taxes that may need to be considered.

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

The following tables summarize our cash and cash equivalents and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of	As of
	June 30, 2017	December 31, 2016
Cash, cash equivalents and investments	$157,328	$134,395

As of June 30, 2017, we had $157.3 million in cash and cash equivalents, of which $147.3  million was located in subsidiaries of the Company outside the US. Cash and cash equivalents held by subsidiaries outside the U.S. are held primarily in U.S. dollars. Such cash and cash equivalents are used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations, which may include in-licensing new products, particularly for China, and for potential acquisitions.

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

	Six Months Ended
	June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$20,339	$19,125
Investing activities	$(674)	$(54)
Financing activities	$3,183	$(2,888)

Net cash provided by operating activities was $20.3 million for the six months ended June 30, 2017 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Accounts receivable levels increased during the six months ended June 30, 2017 principally as a result of additional revenue earned but not yet collected for amounts due from Sinopharm for price compensation receivable. Accounts payable and accrued liabilities decreased $3.3 million mainly related to compensation and benefits payables, and professional fees and R&D accruals during the six months ended June 30, 2017.

Net cash provided by operating activities was $ 19.1 million for the six months ended June 30, 2016 and primarily reflected the net income for the period, adjusted for non-cash items such as stock-based compensation expense, depreciation and amortization expense, and changes in operating assets and liabilities. Accounts receivable decreased $3.9 million related to payments received from customers during the six months ended June 30, 2016. Accounts payable and accrued liabilities decreased $2.9 million mainly related to a decrease in compensation and benefits and sales and marketing accruals for payments made during the six months ended June 30, 2016.

Net cash used in investing activities was approximately $0.7 million and $0.1 million, respectively, for the six months ended June 30, 2017 and 2016, and related to purchases of property and equipment.

Net cash provided by (used in) financing activities was $3.2 million and ($2.9) million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, we received net proceeds from the issuances of common stock made pursuant to options exercised, or shares otherwise issued for cash, under our stock award plans. For the six months ended June 30, 2016 we paid $2.9 million, mainly related to employee individual income tax obligations which was reimbursed by such employee to us in the form of shares in a cashless exercise.

The following summarizes our future obligations including uncertain tax positions as of June 30, 2017 (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$2,561	$1,970	$454	$137	$—
Purchase obligations (2)	18,784	18,784	—	—	—
Uncertain tax positions (3)	3,900	—	—	—	—
Total	$25,245	$20,754	$454	$137	$—

(1)	These are future minimum rental commitments for office space and copiers leased under non-cancelable operating lease arrangements.
(2)	These consist of purchase obligations with manufacturers and distributors.
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

Revenue Reserve. We maintain a revenue reserve for product returns based on estimates of the amount of product to be returned by our customers which is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. Importing agents or distributors do not have contractual rights of return except under limited terms regarding product quality. However, we are expected to replace products that have expired or are deemed to be damaged or defective when delivered. The calculation of the product returns reserve requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the product returns reserve, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of June 30, 2017 and December 31, 2016, our revenue reserves were approximately $0.3 and $0.3 million, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk for the six months ended June 30, 2017 compared to the disclosure in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Controls

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

The announcement and pendency of our agreement to be acquired by the Buyer Consortium could have an adverse effect on our business.*

On June 7, 2017  we entered into an Agreement and Plan of Merger, or the Merger Agreement (the “Merger Agreement”), with Silver Biotech Investment Limited, a company organized under the laws of the Cayman Islands (“Holdco”), and Silver Delaware Investment Limited, a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), under which Merger Sub will be merged with and into us  (the “Merger”), with us continuing as the surviving corporation and subsidiary of Holdco after the Merger. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger, each share of common stock of SciClone  issued and outstanding immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive $11.18 in cash, without interest.

Uncertainty about the effect of the proposed Merger on our employees, partners and customers may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business and operations.

Our partners, suppliers and customers may experience uncertainty associated with the Merger. This uncertainty may affect their current or future business relationships with us. Uncertainty may cause vendors or customers to refrain from purchasing our products, and suppliers may seek to change existing business relationships, which could result in an adverse effect on our business, operations and financial position in a way that may be material to our company.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the merger with the Buyer Consortium could adversely affect our business and stock price.*

Completion of the merger with the Buyer Consortium is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including receipt of funding by the Buyer Consortium and the approval of our stockholders. In addition, we may receive lawsuits on various matters relating to the merger, including seeking, among other things, to preliminarily and/or permanently enjoin the proposed merger and/or rescind the merger in the event it is consummated. If the merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee in the event the merger is not consummated. Further, a failure to complete the merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the merger, including any adverse changes in our relationships with our shareholders, customers and suppliers, could continue or accelerate in the event of a failure to complete the merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.*

Although we reported net income of $12.1 million and $6.3 million for the three months ended June 30, 2017 and 2016, respectively, and have reported full year annual net income since fiscal 2009, we have experienced occasional quarterly losses and as a result of accumulated annual operating losses prior to fiscal 2009, we have an accumulated deficit of approximately $61 million as of June 30, 2017. If our operating expenses were to increase or if we were not able to increase or sustain revenue, we may not maintain profitability over the next 12 months.

The market price of our common stock has experienced, and may continue to experience, substantial volatility due to many factors, some of which we have no control over, including:

•	our substantial dependence on our sales of ZADAXIN in China;
•

our revenues are dependent on our obtaining or maintaining regulatory licenses and compliance with other country-specific regulations, including renewing our China Import Drug License for ZADAXIN, which must be renewed every 5 years (and is presently under renewal as the current license expires in December 2017);

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

Our revenue is substantially dependent on our sales of ZADAXIN in China and competition or other factors could adversely affect our sales.*

Our product revenue is highly dependent on the sales of ZADAXIN in China. We anticipate that sales of ZADAXIN will continue to be a majority of our revenue for at least the next two years. For the three months ended June 30, 2017 and 2016, approximately 96% and 95% of our ZADAXIN sales, respectively, were to customers in China. Sales of ZADAXIN in China may be limited due to the low average personal income, lack of patient cost reimbursement, poorly developed infrastructure and competition from other products, including generics. ZADAXIN sales growth in recent years has benefited from the rapidly growing Chinese economy and growing personal disposable income. Sales of ZADAXIN in China could be adversely affected by a slowing or downturn of the Chinese economy and from the recent and future decisions of provincial agencies’ pricing reform. Any decrease in the sales of ZADAXIN in China may have a material adverse effect on our revenue and results of operations.

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

Recent governmental policy changes in China have eliminated national regulation of the maximum retail drug prices for most drugs, effective June 1, 2015. Decisions by provincial authorities are emerging as the primary governmental mechanism for price controls. As an example, the Zhejiang provincial authority announced a price limitation for sales of ZADAXIN in the province in April 2015 that became effective in May 2015.  However, we were able to mitigate, in part, the impact of this price limitation by sharing the burden of the price reduction and the benefit of higher pricing in provinces with higher tender prices with our distributor. Recently, Guangdong and Fujian provinces have each announced maximum prices for ZADAXIN that are approximately six and four percent lower, respectively, than the reference (baseline) tender price. We expect these provincial decisions to affect the pricing of ZADAXIN in these provinces with respect to sales made pursuant to contracts dated on and after March 2017 for Guangdong and Fujian, and to affect pricing in other provinces, but the exact timing and consequences to our pricing, especially in other provinces, is uncertain.

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

As part of our May 2013 license and supply agreement with Zensun, we agreed to loan up to $12 million to Zensun, of which $12 million had been loaned as of June 30, 2017. The proceeds of the loans are to be used for working capital and general corporate purposes by Zensun. As security for the loan agreements, Zensun pledged its entire equity interest in its subsidiary Shanghai Dongxin Biochemical Technology Co. Ltd. (whose assets include real property) to us. If the real property which comprises the majority of the value of all of the assets pledged as security were to suffer a decrease in its value due to macroeconomic conditions or local market-specific factors impacting commercial real estate market values, such a fact may represent an indication of loan impairment. If these loans were to become impaired and the loans could not be collected, our financial position could be negatively impacted with a charge to operations for the amount of any unpaid principal and interest.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger by and among Company, Holdco and Merger Sub dated June 7, 2017
3.2(2) **	Amended and Restated Bylaws of SciClone Pharmaceuticals, Inc.
10.1(1) **	Voting Agreement by and between GL Capital and Company dated June 7, 2017
31.1(3)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(3)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(4)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(3)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 9, 2017.
(2)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCICLONE PHARMACEUTICALS, INC.

Date: August 9, 2017	/s/ Wilson W. Cheung

Wilson W. Cheung Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger by and among Company, Holdco and Merger Sub dated June 7, 2017
3.2(2) **	Amended and Restated Bylaws of SciClone Pharmaceuticals, Inc.
10.1(1) **	Voting Agreement by and between GL Capital and Company dated June 7, 2017
31.1(3)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(3)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(4)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(3)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

**	Management compensatory plan or arrangement
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 9, 2017.
(3)	Filed herewith.
(4)	Furnished herewith.